Form 10QSB
period 1996-03-31
TITAN PHARMACEUTICALS INC
filed 1996-05-15
CIK 910267

United States
                         Securities Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

 [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ________ to ___________.

Commission file number 0-27436

                           TITAN PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                     94-3171940
- - ------------------------------------------------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


       400 Oyster Point, Suite 505                                 94080
         South San Francisco, CA
 (Address of principal executive offices)                        (Zip Code)


                                 (415) 244-4990
              (Registrant's telephone number, including area code)

                    1505 O'Brien Drive, Menlo Park, CA 94025
              (Former name, former address and formal fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of May 8, 1996, there were 10,756,162 shares of Common Stock outstanding, $0.001 par value.

     Traditional Small Business Disclosure Format.  Yes   X    No

                                      Index

                           Titan Pharmaceuticals, Inc.


                                                                          PAGE
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - March 31,
          1996 and December 31, 1995...................................... 2

          Condensed Consolidated Statements of Operations
          - Three months ended March 31, 1996 and 1995
          and period from commencement of operations
          (July 25, 1991) to March 31, 1996............................... 3

          Condensed Consolidated Statements of Cash Flows
          - Three months ended March 31, 1996 and 1995
          and period form commencement of operations
          (July 25, 1991) to March 31, 1996............................... 4

          Notes to Condensed Consolidated Financial
          Statements - March 31, 1996..................................... 6

Item 2.  Management's Discussion and Analysis
           or Plan of Operations.......................................... 10


Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................. 12

SIGNATURES................................................................ 13

Part I.  Financial Information

                           TITAN PHARMACEUTICALS, INC.
                          (a development stage company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                 March 31,            December 31,
                                                                                   1996                   1995
                                                                             -----------------     -------------------
                                                                                (Unaudited)              (Note)
Assets
Current assets:
     Cash and cash equivalents                                               $      304,733                  $ 947,805
     Short-term investments                                                       8,856,555                          -
     Prepaid expenses and other current assets                                      118,516                     40,071
     Receivable from Ansan, Inc.                                                     66,348                     57,791
                                                                             -----------------     -------------------
         Total current assets                                                     9,346,152                  1,045,667
Furniture and equipment, net                                                        773,387                    848,852
Investment in Ansan, Inc.                                                         1,411,150                  1,589,826
Deferred stock offering costs                                                         25,000                   522,299
Deferred financing costs                                                             142,604                   600,183
Other assets                                                                         125,344                   125,344
                                                                              $   11,823,637               $ 4,732,171
                                                                             =================     ===================

Liabilities and Stockholders' Equity (Net Capital Deficiency)
Current liabilities:
     Accounts payable                                                         $   787,429                    $ 714,896
     Notes payable by Ingenex, Inc. - bridge financing                                -                      1,500,000
     Notes payable by Titan Pharmaceuticals, Inc. - bridge financing                  -                      2,800,000
     Accrued legal fees                                                            255,994                     691,368
     Accrued sponsored research                                                     94,081                     304,202
     Other accrued liabilities                                                     465,776                     546,057
     Current portion of capital lease obligations                                  235,835                     226,709
     Current portion of technology financing - Ingenex, Inc.                       512,236                     494,107
         Total current liabilities                                               2,351,351                   7,277,339
Noncurrent portion of capital lease obligation                                     684,646                     747,142
Noncurrent portion of technology financing                                       1,154,252                   1,289,313
Commitments                                                                           -                              -
Minority interest - Series B preferred stock of Ingenex, Inc.                    1,241,032                   1,241,032
Stockholders' Equity (net capital deficiency):
     Preferred stock, at amounts paid in                                              -                     18,907,772
     Common stock, at amounts paid in                                           35,271,919                     745,476
     Additional paid-in capital                                                  6,186,353                   6,186,353
     Subscription receivable                                                          (891)                          -
     Deferred compensation                                                         (396,000)                 (418,000)
     Deficit accumulated during the development stage                           (34,669,025)              (31,244,256)
                                                                             -----------------     -------------------
         Total stockholders' equity (net capital deficiency)                      6,392,356                (5,822,655)
                                                                             -----------------     -------------------
                                                                              $  11,823,637               $ 4,732,171
                                                                             =================     ===================


         Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


C:\BTPM_NY_\77\0048364.01

                           TITAN PHARMACEUTICALS, INC.
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                                           Period from
                                                                                                           Incorporation
                                                                                                        (July 25, 1991) to
                                                                 THREE MONTHS ENDED MARCH 31,                March 31,
                                                                  1995                  1996                   1996
                                                            -----------------    ------------------   -----------------------
Grant revenue                                                               -              $ 49,705                 $ 189,227

Costs and expenses:
        Research and development                                    1,964,563               827,898                22,841,519
        Acquired in-process research and development                        -                     -                   686,000
        General and administrative                                    677,112               921,193                 7,485,575
                                                            -----------------    ------------------   -----------------------
             Total costs and expenses                               2,641,675             1,749,091                31,013,094
                                                            -----------------    ------------------   -----------------------
             Loss from operations                                  (2,641,675)           (1,699,386)              (30,823,867)

Other income (expense):
     Equity in loss of Ansan, Inc.                                          -              (178,676)                 (635,790)
     Interest income                                                   16,527                76,422                   531,180
     Interest expense                                                (114,787)           (1,623,129)               (3,775,467)
             Other expense - net                                      (98,260)           (1,725,383)               (3,880,077)
                                                            -----------------    ------------------   -----------------------
             Loss before minority interest                         (2,739,935)           (3,424,769)              (34,703,944)
     Minority interest in losses of subsidiaries                            -                     -                    34,919
             Net loss                                           $  (2,739,935)         $ (3,424,769)            $ (34,669,025)
                                                            =================    ==================   =======================

Net loss per share                                                   $ (0.38)              $ (0.89)
                                                            =================    ==================

Shares used in computation                                          7,229,183             9,916,250
                                                            =================    ==================



C:\BTPM_NY_\77\0048364.01

                           TITAN PHARMACEUTICALS, INC.
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                                 Period from
                                                                                                                 Commencement
                                                                                                                of Operations
                                                                                                              (July 25, 1991) to
                                                                       THREE MONTHS ENDED MARCH 31,               March 31,
                                                                         1995                 1996                   1996
                                                                  ------------------    -----------------    --------------------
Cash flows from operating activities
    Net loss                                                           $  (2,739,935)        $ (3,424,769)          $ (34,669,025)
    Adjustments to reconcile net loss to net cash used
       in operating activities
       Amortization and depreciation                                          81,950               99,024                 665,749
       Loss on disposal of assets                                              6,212                    -                   8,947
       Accretion of discount and amortization of
            deferred financing costs on bridge financing                           -            1,407,579               2,290,912
       Equity in loss of Ansan, Inc.                                               -              178,676                 635,790
       Minority interest                                                           -                    -                 (34,919)
       Grant of common stock to employee                                           -                    -                     250
       Issuance of common stock to acquire
            minority interest of Theracell, Inc.                                   -                    -                 686,000
    Changes in operating assets and liabilities:
       Prepaid sponsored research                                             12,207                    -                       -
       Prepaid expenses and other current assets                               6,383              (78,445)               (118,516)
       Receivable - Ansan, Inc.                                                    -               (8,557)                (66,348)
       Other assets                                                           14,323                    -                (130,309)
       Accounts payable                                                      155,816               72,533               1,021,619
       Accrued legal fees                                                   (248,477)            (435,374)                255,994
       Accrued sponsored research                                             57,509             (210,121)                193,163
       Other accrued liabilities                                             100,019              (80,281)                857,110
Net cash used in operating activities                                     (2,553,994)          (2,479,735)            (28,403,583)
                                                                   ------------------     -----------------     -------------------

Cash flows from investing activities
    Purchase of furniture and equipment                                      (3,757)              (1,559)          (803,882)
    Purchases of short-term investments                                            -          (8,856,555)        (32,789,048)
    Proceeds from sales of short-term investments                                  -                    -         23,932,493
    Effect of deconsolidation of Ansan, Inc.                                       -                    -          (135,934)
Net cash provided by (used in) investing activities                          (3,757)          (8,858,114)         (9,796,371)
                                                                   ------------------     -----------------    --------------------

Cash flows from financing activities
    Issuance of common stock                                                       -           16,115,079              16,174,305
    Offering costs                                                          (166,752)                   -                (522,299)
    Financing costs                                                           98,565                    -                (810,248)
    Issuance of preferred stock                                            2,450,123                    -              17,601,443
    Proceeds from notes payable                                                    -                    -                 465,000
    Repayment of notes payable                                            (1,200,000)                   -                (425,000)



C:\BTPM_NY_\77\0048364.01

                           TITAN PHARMACEUTICALS, INC.
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                                Period from
                                                                                                                Commencement
                                                                                                               of Operations
                                                                                                             (July 25, 1991) to
                                                                       THREE MONTHS ENDED MARCH 31,              March 31,
                                                                        1995                 1996                   1996
                                                                  -----------------    -----------------    --------------------
    Proceeds from notes and advances
       payable to related parties                                               -                    -            2,216,500
    Repayment of notes payable to
       related parties                                                          -                    -           (1,016,500)
    Proceeds for Ansan bridge financing                                         -                    -            1,425,000
    Proceeds from Titan and Ingenex bridge financing                            -                    -            5,250,000
    Repayment of Titan and Ingenex bridge financing                             -           (5,250,000)          (5,250,000)
    Proceeds from capital lease                                                 -                    -              658,206
    Payments of principal under capital lease obligation                 (61,602)              (53,370)            (332,961)
    Proceeds from Ingenex, Inc. technology financing                   2,000,000                     -            2,000,000
    Principal payments on Ingenex, Inc.
       technology financing                                              (26,135)             (116,932)            (333,512)
    Increase in minority interest from issuances of
       preferred stock by Ingenex, Inc.                                         -                    -            1,241,032
    Issuance of common stock by subsidiaries                                    -                    -              163,721
Net cash provided by financing activities                              3,094,199            10,694,777           38,504,687
                                                                  -----------------    -----------------    --------------------

Net increase (decrease) in cash and cash equivalents                     536,448              (643,072)             304,733
Cash and cash equivalents, beginning of period                         1,346,444               947,805                 -

Cash and cash equivalents, end of period                             $ 1,882,892            $  304,733          $   304,733
                                                                  =================    =================    ====================


C:\BTPM_NY_\77\0048364.01

                           TITAN PHARMACEUTICALS, INC.
                          (a development stage company)
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         THE COMPANY AND ITS SEVERAL DEVELOPMENT STAGE SUBSIDIARIES

         Titan Pharmaceuticals, Inc. (the "Company") was incorporated in February 1992 in the State of Delaware. It is the holding company for several development stage biotechnology companies ("the Operating Companies"). The development stage companies, which rely significantly on third parties to conduct sponsored research, are Ansan, Inc. ("Ansan"), Ingenex, Inc. ("Ingenex"), Theracell, Inc. ("Theracell"), and ProNeura, Inc. ("ProNeura") each of which continues in operation, and Geneic Sciences, Inc. ("Geneic"), which ceased operation in September 1995.

         ANSAN, INC.

         Ansan was incorporated in November 1992 to engage in the development of novel analogs of butyric acid for the treatment of cancer and other disorders characterized by abnormal cellular growth and differentiation. It was a majority-owned consolidated subsidiary until August 1995. In August 1995, Ansan completed an initial public offering of its securities. Such offering reduced the Company's ownership in Ansan from approximately 95% to approximately 44%. From August 1995, the Company has accounted for its investment in Ansan using the equity method. Concurrent with the Ansan public offering, Ansan granted the Company a one-year option to purchase up to 400,000 shares of Ansan common stock. The exercise price of the option is $6.00 per share until August 1996. Should the Company exercise its option in full, it may again hold a majority interest in Ansan.

         INGENEX, INC.

         Ingenex, a majority-owned consolidated subsidiary was incorporated in July 1991 and reincorporated in June 1992. It is engaged in the development of gene-based therapeutics and the discovery of medically important genes for the treatment of cancer and viral diseases. In September 1994, Ingenex issued shares of its Series B convertible preferred stock to a third party for $1,241,032, net of issuance costs. This transaction reduced the Company's ownership of Ingenex from approximately 82% in the second quarter of fiscal 1994 to approximately 61% at December 31, 1994 (or from approximately 94% to approximately 72% if conversion of all Ingenex preferred stock is assumed).

         THERACELL, INC.

         Theracell was incorporated in November 1992 to engage in the development of novel treatments for various neurologic disorders through the transplantation of neural cells and neuron-like cells directly into the brain. The Company's ownership in Theracell was 85% through November 1995, at which time the Company entered into an agreement with the minority stockholders of Theracell pursuant to which 140,000 shares of the Company's stock

C:\BTPM_NY_\77\0048364.01

                           TITAN PHARMACEUTICALS, INC.
                          (a development stage company)
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


were issued in exchange for all the outstanding shares of Theracell common stock held by them. In connection with the issuance of the 140,000 shares, the Company recorded a charge for acquired in-process research and development of $686,000. In November 1995, the former minority stockholders of Theracell were granted an option to acquire 5% of the issued and outstanding capital stock of Theracell. These options can be exercised at a price of $1.59 per share within a period of three (3) years from January 18, 1996. Commencing thirty (30) days after the date Theracell's shares are first publicly traded, the Theracell options will be subject to redemption by Theracell on thirty (30) days' written notice at a redemption price of $0.05 per share if the "Closing Price"(as defined therein) of Theracell's common stock for any thirty (30) consecutive trading days ending within fifteen (15) days of the notice of redemption averages in excess of $3.18 per share.

         PRONEURA, INC.

         ProNeura was incorporated in October 1995 to engage in the development of cost effective, long term treatment solutions to neurological and psychiatric disorders through drug delivery. At March 31, 1996, the Company owned 79% of ProNeura.

         GENEIC SCIENCES, INC.

         Geneic Sciences had conducted research and development activities pursuant to sponsored research and licensing agreements with a university, also a minority stockholder of Geneic Sciences. In September 1995 the Company and the university terminated the agreements, at which time all rights in the technology licensed from the university reverted to the university and the minority interest in Geneic Sciences held by the university was contributed to the capital of Geneic Sciences. Geneic Sciences ceased operations at such time.

     BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Titan Pharmaceuticals, Inc. annual report on Form 10-KSB for the year ended December 31, 1995.


C:\BTPM_NY_\77\0048364.01

                           TITAN PHARMACEUTICALS, INC.
                          (a development stage company)
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


     PER SHARE DATA

         For purposes of computing net share data in the three months ended March 31, 1996, the net loss has been increased by a $5,431,871 deemed dividend (see Note 2). Except as noted below, per share data is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares (stock options, warrants and preferred stock) issued during the period commencing 12 months prior to the initial filing of an initial public offering at prices below the assumed public offering price have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method for stock options and warrants and the if-converted method for preferred stock). Per share information calculated on the above noted basis is as follows:

                                                   Three Months Ended
                                                         March 31,
                                                 1996              1995
                                                 ----              ----
     Net loss per share                      $  (1.19)          $  (1.00)
                                                ======             ======

     Shares used in calculating net
        loss per share                       2,306,355          8,824,159
                                            ==========         ==========

         Pro forma loss per share has been computed as described above and also gives effect, pursuant to SEC policy, to common equivalent shares from convertible preferred stock issued more than 12 months from the proposed initial public offering that automatically converted upon completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

     2. STOCKHOLDERS' EQUITY

     UNIT OFFERING

         In January 1996, the Company issued 3,200,000 units at $5.00 per unit in the Initial Public Offering "(IPO)". Each unit consisted of one share of common stock and one redeemable Class A warrant. The net proceeds (after underwriter's discount and expenses, and other costs associated with the IPO) totaled $13,955,079. At the closing of the offering, all of the Company's outstanding preferred stock automatically converted into common stock. Each share of Series A and Series B preferred stock was converted into 1.4310444107 and 1.8993878755 shares of common stock, respectively.


C:\BTPM_NY_\77\0048364.01

                           TITAN PHARMACEUTICALS, INC.
                          (a development stage company)
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


         In January 1996, the Company repaid the $3,750,000 principal and accrued interest of $105,083 related to the bridge financing with a portion of the proceeds of the Offering. The Company also repaid Ingenex's bridge of $1,500,000 principal and accrued interest of $87,898 at that time.

         In February, 1996, the Company issued an additional 480,000 units, at $5.00 per share, in accordance with the underwriter's over-allotment option. The net proceeds of the underwriter's over-allotment option totaled $2,160,000.

     DEEMED DIVIDEND

         The holders of Series A and Series B preferred stock received common stock in January 1996 with an aggregate fair value (at the $5.00 per share value of the IPO) which exceeded by $5,431,871 the cost of their initial investment of Series A and Series B preferred stock. This amount has been deemed to be the equivalent of a preferred stock dividend. The Company recorded the deemed dividend at the time of the conversion by offsetting charges and credits to additional paid in capital, without any effect on total stockholders' equity (net capital deficiency). There was no effect on net loss from the mandatory conversion. However, the amount did increase the loss applicable to common stock, in the calculation of net loss per share in the 1996 period.


C:\BTPM_NY_\77\0048364.01

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Statements in this report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated.

     Results of Operations

         The Company is a development stage company which currently conducts its operations through four operating companies: Ansan, Inc., Ingenex, Inc., Theracell, Inc. and ProNeura, Inc. (collectively, the "Operating Companies"). Since its inception in July 1991, the Company's efforts have been principally devoted to acquiring licenses and technologies, research and development, securing patent protection and raising capital. The Company has had no significant revenue and has incurred an accumulated deficit through March 31, 1996 of approximately $34,669,000. These losses have resulted from expenditures for research and development and general and administrative activities including legal and professional activities, and are expected to continue for the foreseeable future. Approximately $6,553,000 of such expenses were incurred in connection with the activities of a subsidiary which ceased operations in 1995.

         Total revenues for the three months ended March 31, 1996 ("first quarter 1996") were approximately $50,000 from an NIH grant. There were no revenues for the three months ended March 31, 1995 ("first quarter 1995").

         Research and development expenses for first quarter 1996 were approximately $828,000 compared with $1,965,000 for first quarter 1995, a decrease of 58%. The decrease in such expenses reflects the deconsolidation of Ansan, Inc effective August 1995 and the cessation of operations of Geneic Sciences, Inc. in September 1995.

         General and administrative expenses for first quarter 1996 were approximately $921,000 compared with $677,000 for first quarter 1995, an increase of 36%. The increase in such expenses resulted from increased insurance expenses, rental payments which had previously been charged to Geneic, payments for public relations and business consulting services and professional fees, the amortization of deferred compensation expenses associated with stock option issuances and the hiring of additional personnel.

         As a result of the foregoing expenses, the Company incurred an operating loss of approximately $1,699,000 during first quarter 1996 compared with $2,642,000 during first quarter 1995. The Company expects to continue to incur substantial research and development costs in the future as a result of funding (I) ongoing research and development programs at the Operating Companies, (ii) manufacturing of products for use in clinical trials, (iii) patent and regulatory related expenses, and (iv) preclinical and clinical testing of the Operating Companies' products. The Company also expects that general and administrative costs necessary to support such research and development activities will increase. Accordingly, the Company expects to incur increasing operating losses for the foreseeable future.

         Interest expense, net of interest income increased to approximately $(1,547,000) during first quarter 1996 from $(98,000) during first quarter 1995. Approximately $950,000 of the increase reflects a non-recurring charge representing the unamortized portion of the $1,200,000 debt discount and $458,000 of debt issuance costs relating to the Bridge Financing which was incurred upon repayment in January 1996 of notes issued in the Bridge Financing (the "Bridge Notes"). Approximately $179,000 of the increase reflects the Company's share of Ansan's losses.


C:\BTPM_NY_\77\0048364.01

     Liquidity and Capital Resources

         In January 1996, the Company completed an initial public offering of its securities (the "IPO") which resulted in net proceeds to the Company of approximately $8,622,000, after payment of underwriting discounts, a non-accountable expense allowance to the underwriter and other expenses of the offering and the repayment of the Bridge Notes and notes issued by Ingenex, Inc. In February 1996, the underwriter of the Company's IPO exercised its overallotment option, resulting in net proceeds to the Company, after discounts and commissions to the underwriter, of $2,160,000.

         Upon completion of the IPO, the Company's previously outstanding shares of preferred stock were converted automatically into shares of Common Stock at adjusted conversion prices per common share less than the public offering price per common share. The deemed benefit to the preferred stockholders approximated $5,400,000 which deemed benefit was recorded by offsetting charges and credits to additional paid-in capital at the time of conversion. There will be no effect on net income (loss) per share from the mandatory conversion. However, the amount would reduce the income allocable to common stock, or increase the loss allocable to common stock, in the calculation of net income (loss) per share in the period of the conversion.

         The Company expects to continue to incur substantial additional operating losses from costs related to continuation and expansion of research and development, including clinical trials, and increased administrative activities over at least the next several years. The Company believes that the proceeds of the IPO, together with available cash, will provide the necessary liquidity and capital resources to sustain its planned operations for the 12 to 18 month period following the IPO. However, the Company's capital requirements may change depending on numerous factors including, but not limited to, the progress of the Operating Companies' research and development programs, the results of clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of the Company's products, and the status of competitive products.

         It is not anticipated that the Company or any of the Operating Companies will have the resources necessary to conduct the several phases of clinical testing in human subjects necessary to complete development and to commercialize any products. The Company's strategy will continue to be to seek public or private financing for the Operating Companies through the sale of securities or corporate partnering arrangements at such time as their stage of development and working capital requirements permit such outside financing in order to reduce their financial dependence on the Company and enable the Company to continue to expand its product portfolio through acquisitions. There can be no assurance that financing from such sources or others will be available to any of the Operating Companies. In the event that the Company fails to raise any funds it requires, it may be necessary for the Company to outlicense rights it would prefer to retain or significantly curtail its activities or cease operations.


C:\BTPM_NY_\77\0048364.01

                                     PART II

 ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

  3.1*  --  Restated Certificate of Incorporation of the Registrant
  3.2*  --  Form of Amendment to Restated Certificate of Incorporation of the
            Registrant
  3.3*  --  By-laws of the Registrant
  4.3*  --  Form of Warrant Agreement
  4.4*  --  Form of Underwriter's Unit Purchase Option
  4.5*  --  Amended and Restated Investor Rights Agreement between the
            Registrant and the holders of Series and Series A and Series B
            Preferred Stock
+10.19  --  License Agreement between Theracell, Inc. and the University of
            South Florida dated March 15, 1996
 11     --  Computation of net loss per share

- - ---------------------------


+ Confidential treatment has been requested with respect to portions of this exhibit.
* Incorporated by reference from the Company's Registration Statement on Form SB-2 (File No.33-99386)


         (b) No reports on Form 8-K were filed during the three months ended March 31, 1996.


C:\BTPM_NY_\77\0048364.01

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TITAN PHARMACEUTICALS, INC.


     May 15, 1996                           By:   /S/ LOUIS R. BUCALO
                                                 -----------------------------
                                                  Louis R. Bucalo, President

     May 15, 1995                           By:   /S/ CAROL DARBY
                                                 -----------------------------
                                                  Carol Darby, Chief Accounting
                                                  Officer



C:\BTPM_NY_\77\0048364.01
                                       13

                                 EXHIBIT INDEX


  3.1*  --  Restated Certificate of Incorporation of the Registrant
  3.2*  --  Form of Amendment to Restated Certificate of Incorporation of the
            Registrant
  3.3*  --  By-laws of the Registrant
  4.3*  --  Form of Warrant Agreement
  4.4*  --  Form of Underwriter's Unit Purchase Option
  4.5*  --  Amended and Restated Investor Rights Agreement between the
            Registrant and the holders of Series and Series A and Series B
            Preferred Stock
+10.19  --  License Agreement between Theracell, Inc. and the University of
            South Florida dated March 15, 1996
 11     --  Computation of net loss per share

- - ---------------------------


+ Confidential treatment has been requested with respect to portions of this exhibit.
* Incorporated by reference from the Company's Registration Statement on Form SB-2 (File No.33-99386)