Form 10QSB
period 1996-06-30
TITAN PHARMACEUTICALS INC
filed 1996-08-14
CIK 910267

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 1996.

                                       or

     Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From _____________ to
__________________.

     Commission file number 0-27436

                           Titan Pharmaceuticals, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                             94-3171940
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

       400 Oyster Point, Suite 505, South San Francisco, California 94080
           (Address of Principal Executive Offices including zip code)

                                 (415) 244-4990
                (Issuer's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes __X__    No _____

State the number of shares outstanding of each of the issuer's common equity as of June 30, 1996: 10,766,179 shares of Common Stock outstanding, $.001 par value.

       Transitional Small Business Disclosure Format. Yes ______  No __X___

                                      Index

                           Titan Pharmaceuticals, Inc.

Part I.           Financial Information                                                            Page
                                                                                                   ----
     Item 1.      Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets -
                      June 30, 1996 and December 31, 1995...........................................  2

                  Condensed Consolidated Statements of Operations Three months and six months ended June 30, 1995 and 1996 and period
                      from commencement of operations (July 25, 1991) to June 30, 1996..............  3

                  Condensed Consolidated Statements of Cash Flows Six months ended June 30, 1995 and 1996 and period from commencement
                      of operations(July 25, 1991) to June 30, 1996.................................  4

                  Notes to Condensed Consolidated Financial
                      Statements - June 30, 1996....................................................  6

     Item 2.      Management's Discussion and Analysis
                      or Plan of Operations.........................................................  9

Part II.          Other Information

Item 6.           Exhibits and Reports on Form 8-K.................................................. 11

SIGNATURES.......................................................................................... 12

Part I.  Financial Information

                           TITAN PHARMACEUTICALS, INC.
                          (a development stage company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                    June 30             December 31
                                                                                                     1996                  1995
                                                                                                 ------------          ------------
                                                                                                  (Unaudited)              (Note)
Assets
Current assets:
         Cash and cash equivalents                                                               $     67,032          $    947,805
         Short-term investments                                                                     6,311,501                  --
         Prepaid expenses and other current assets                                                     78,973                40,071
         Receivable from Ansan, Inc.                                                                   82,451                57,791
                                                                                                 ------------          ------------
             Total current assets                                                                   6,539,957             1,045,667
Furniture and equipment, net                                                                          756,980               848,852
Investment in Ansan, Inc.                                                                           1,234,337             1,589,826
Deferred stock offering costs                                                                          27,483               522,299
Deferred financing costs                                                                              119,474               600,183
Other assets                                                                                          153,452               125,344
                                                                                                 ------------          ------------
                                                                                                 $  8,831,683          $  4,732,171
                                                                                                 ============          ============

Liabilities and Stockholders' Equity (Net Capital Deficiency)
Current liabilities:
         Accounts payable                                                                        $    781,876          $    714,896
         Notes payable by Ingenex, Inc. - bridge financing                                               --               1,500,000
         Notes payable by Titan Pharmaceuticals, Inc. - bridge financing                                 --               2,800,000
         Accrued legal fees                                                                              --                 691,368
         Accrued sponsored research                                                                    59,065               304,202
         Other accrued liabilities                                                                    357,911               546,057
         Current portion of capital lease obligations                                                 245,325               226,709
         Current portion of technology financing - Ingenex, Inc.                                      531,030               494,107
                                                                                                 ------------          ------------
             Total current liabilities                                                              1,975,207             7,277,339
Noncurrent portion of capital lease obligation                                                        619,639               747,142
Noncurrent portion of technology financing                                                          1,014,235             1,289,313
Commitments                                                                                              --                    --
Minority interest                                                                                   1,241,032             1,241,032
Stockholders' Equity (net capital deficiency):
         Preferred stock, at amounts paid in                                                             --              18,907,772
         Common stock, at amounts paid in                                                          35,513,836               745,476
         Additional paid-in capital                                                                 6,186,353             6,186,353
         Deferred compensation                                                                       (374,000)             (418,000)
         Deficit accumulated during the development stage                                         (37,344,619)          (31,244,256)
                                                                                                 ------------          ------------
             Total stockholders' equity (net capital deficiency)                                    3,981,570            (5,822,655)
                                                                                                 ------------          ------------
                                                                                                 $  8,831,683          $  4,732,171
                                                                                                 ============          ============

     Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See Notes to Condensed Consolidated Financial Statements

                           TITAN PHARMACEUTICALS, INC.
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                                                   Incorporation
                                                     Three Months Ended June 30,      Six Months Ended June 30, (July 25, 1991) to
                                                        1995             1996           1995            1996       June 30, 1996
                                                     ------------    ------------    ------------    ------------   ------------
Grant revenue                                       $     89,881     $      --      $     89,881    $     49,705   $    189,227

Costs and expenses:
       Research and development                        1,579,896       1,522,090       3,544,459       2,349,988     24,363,609

       Acquired in-process research and development         --              --              --              --          686,000

       General and administrative                      1,453,808       1,054,793       2,130,920       1,975,986      8,540,368
                                                    ------------    ------------    ------------    ------------   ------------

       Total costs and expenses                        3,033,704       2,576,883       5,675,379       4,325,974     33,589,977
                                                    ------------    ------------    ------------    ------------   ------------
       Loss from operations                           (2,943,823)     (2,576,883)     (5,585,498)     (4,276,269)   (33,400,750)

Other income (expense):

    Equity in loss of Ansan, Inc.                           --          (176,813)           --          (355,489)      (812,603)

    Interest income                                       17,483         263,326          34,010         339,748        794,506

    Interest expense                                    (211,665)       (195,077)       (326,452)     (1,818,206)    (3,970,544)
                                                    ------------    ------------    ------------    ------------   ------------
       Other expense - net                              (194,182)       (108,564)       (292,442)     (1,833,947)    (3,988,641)
                                                    ------------    ------------    ------------    ------------   ------------
       Loss before minority interest                  (3,138,005)     (2,685,447)     (5,877,940)     (6,110,216)   (37,389,391)

    Minority interest in losses of subsidiaries             --              --              --             9,853         44,772
                                                    ------------    ------------    ------------    ------------   ------------
       Net loss                                     $ (3,138,005)   $ (2,685,447)   $ (5,877,940)   $ (6,100,363)  $(37,344,619)
                                                    ============    ============    ============    ============   ============

Net loss per share                                  $      (1.36)   $      (0.25)   $      (2.55)  $      (1.18)
                                                    ============    ============    ============   ============
Shares used in computation                             2,306,355      10,757,940       2,306,355      9,791,050
                                                    ============    ============    ============   ============
Proforma net loss per share                         $      (0.42)                   $      (0.81)
                                                    ============                    ============
Shares used in computing pro forma net
       loss per share                                  7,522,039                       7,229,183
                                                    ============                    ============

            See Notes to Condensed Consolidated Financial Statements

                           TITAN PHARMACEUTICALS, INC.
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)



                                                                                                                     Period from
                                                                                                                     Commencement
                                                                                                                    of Operations
                                                                                  Six Months Ended June 30,       (July 25, 1991) to
                                                                            ----------------------------------        June 30,
                                                                                 1995                1996               1996
                                                                            ---------------     ---------------   -----------------


Cash flows from operating activities
    Net loss                                                                 $ (5,877,940)        $ (6,100,363)        $(37,344,619)

    Adjustments to reconcile net loss to net cash used in operating activities

       Amortization and depreciation                                              198,025              222,417              789,142
       Loss on disposal of assets                                                   6,212                  227                9,174
       Accretion of discount
               on indebtedness                                                    119,047            1,407,579            2,290,912
       Equity in loss of Ansan, Inc.                                                 --                355,489              812,603

       Minority interest                                                             --                 (9,853)             (44,772)

       Grant of common stock to employee                                             --                   --                    250

       Issuance of common stock to acquire
            minority interest of Theracell, Inc.                                     --                   --                686,000

    Changes in operating assets and liabilities:

       Prepaid sponsored research                                                  24,413                 --                   --

       Prepaid expenses and other current assets                                   22,581              (38,902)             (78,973)

       Receivable - Ansan, Inc.                                                      --                (24,660)             (82,451)

       Other assets                                                                14,323              (28,108)            (158,417)

       Accounts payable                                                          (123,627)              66,980            1,016,066

       Accrued legal fees                                                         (26,977)            (691,368)                --

       Accrued sponsored research                                                (156,954)            (245,137)             158,147

       Other accrued liabilities                                                  646,866             (188,146)             749,245
                                                                             ------------         ------------         ------------
Net cash used in operating activities                                          (5,154,031)          (5,273,845)         (31,197,693)
                                                                             ------------         ------------         ------------

            See Notes to Condensed Consolidated Financial Statements

                           TITAN PHARMACEUTICALS, INC.
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                                     Period from
                                                                                                                     Commencement
                                                                                                                     of Operations
                                                                                                                  (July 25, 1991) to
                                                                                  Six Months Ended June 30,            June 30,
                                                                            -----------------------------------     ------------
                                                                                 1995                 1996              1996
                                                                             ------------         ------------      ------------
Cash flows from investing activities
    Purchase of furniture and equipment                                            (7,189)             (63,641)         (865,964)

    Purchases of short-term investments                                              --            (10,261,502)      (34,193,995)

    Proceeds from sales of short-term investments                                    --              3,950,000        27,882,493

    Effect of deconsolidation of Ansan, Inc.                                         --                   --            (135,934)
                                                                             ------------         ------------      ------------
Net cash provided by (used in) investing activities                                (7,189)          (6,375,143)       (7,313,400)
                                                                             ------------         ------------      ------------

Cash flows from financing activities

    Issuance of common stock                                                         --             16,357,887        16,417,113

    Offering costs                                                               (361,747)              (2,483)         (524,782)

    Financing costs                                                               (96,303)                --            (810,248)
    Issuance of preferred stock                                                 1,143,794                 --          17,601,443
    Proceeds from notes payable                                                      --                   --             465,000

    Repayment of notes payable                                                       --                   --            (425,000)
    Proceeds from notes and advances
       payable to related parties                                                    --                   --           2,216,500
    Repayment of notes payable to
       related parties                                                               --                   --          (1,016,500)
    Proceeds for Ansan bridge financing                                         1,425,000                 --           1,425,000
    Proceeds from Titan and Ingenex bridge financing                            1,500,000                 --           5,250,000
    Repayment of Titan and Ingenex bridge financing                                  --             (5,250,000)       (5,250,000)
    Proceeds from capital lease                                                      --                   --             658,206
    Payments of principal under capital lease obligation                         (109,016)            (108,887)         (388,478)
    Proceeds from Ingenex, Inc. technology financing                            2,000,000                 --           2,000,000
    Principal payments on Ingenex, Inc.
       technology financing                                                       (29,624)            (238,155)         (454,735)
    Increase in minority interest from issuances of
       preferred stock by Ingenex, Inc.                                              --                   --           1,241,032
    Issuance of common stock by subsidiaries                                         --                  9,853           173,574
                                                                             ------------         ------------      ------------
Net cash provided by financing activities                                       5,472,104           10,768,215        38,578,125
                                                                             ------------         ------------      ------------

Net increase (decrease) in cash and cash equivalents                              310,884             (880,773)           67,032

Cash and cash equivalents, beginning of period                                  1,346,444              947,805              --
                                                                             ------------         ------------      ------------

Cash and cash equivalents, end of period                                     $  1,657,328         $     67,032      $     67,032
                                                                             ============         ============      ============

            See Notes to Condensed Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

The Company and its Several Development Stage Subsidiaries

         Titan Pharmaceuticals, Inc. (the "Company") was incorporated in February 1992 in the State of Delaware. It is the holding company for several development stage biotechnology companies ("the Operating Companies"). The development stage companies, which rely significantly on third parties to conduct sponsored research, are Ansan, Inc. ("Ansan"), Ingenex, Inc. ("Ingenex"), Theracell, Inc. ("Theracell"), ProNeura, Inc. ("ProNeura"), and Ascalon, Inc. ("Ascalon").

         Ansan, Inc.

         Ansan was incorporated in November 1992 to engage in the development of novel analogs of butyric acid for the treatment of cancer and other disorders characterized by abnormal cellular growth and differentiation. It was a majority-owned consolidated subsidiary until August 1995. In August 1995, Ansan completed an initial public offering of its securities. Such offering reduced the Company's ownership in Ansan from approximately 95% to approximately 44%. From August 1995, the Company has accounted for its investment in Ansan using the equity method. Concurrent with the Ansan public offering, Ansan granted the Company a one-year option to purchase up to 400,000 shares of Ansan common stock with an exercise price of $6.00 per share. In July 1996, Ansan extended the option through September 8, 1996, in order to allow the Company and Ansan an opportunity to renegotiate the terms of the option. Should the Company exercise its option in full, it may again hold a majority interest in Ansan.

         Ingenex, Inc.

         Ingenex, a majority-owned consolidated subsidiary, was incorporated in July 1991 and reincorporated in June 1992. It is engaged in the development of gene-based therapeutics and the discovery of medically important genes for the treatment of cancer and viral diseases. In June 1996, Ingenex issued 981,818 shares of common stock to the Company converting $5,400,000 of debt to the Company to equity. At June 30, 1996, the Company owned 81% of Ingenex.

         Theracell, Inc.

         Theracell was incorporated in November 1992 to engage in the development of novel treatments for various neurologic disorders through the transplantation of neural cells and neuron-like cells directly into the brain. At June 30, 1996, the Company owned 100% of Theracell.

         ProNeura, Inc.

         ProNeura was incorporated in October 1995 to engage in the development of cost effective, long term treatment solutions to neurological and psychiatric disorders through an implantive drug delivery system. At June 30, 1996, the Company owned 79% of ProNeura.

         Ascalon, Inc.

         Ascalon was incorporated in May 1996 to engage in research and development of cancer therapeutic vaccines utilizing anti-idiotypic antibody technology. At June 30, 1996, the Company owned 100% of Ascalon.

Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These financials should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. annual report on Form 10-KSB for the year ended December 31, 1995.

Per Share Data

         For purposes of computing net share data in the six months ended June 30, 1996, the net loss has been increased by a $5,431,871 deemed dividend (see
Note 2). Except as noted below, per share data is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares (stock options, warrants and preferred stock) issued during the period commencing 12 months prior to the initial filing of an initial public offering at prices below the assumed public offering price have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method for stock options and warrants and the if converted method for preferred stock).

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

2.       Stockholders' Equity

         Unit Offering

         In January 1996, the Company issued 3,200,000 units at $5.00 per unit in its initial public offering ("IPO"). Each unit consisted of one share of common stock and one redeemable Class A warrant. The net proceeds (after underwriter's discount and expenses, and other costs associated with the IPO) totaled $13,955,079. At the closing of the offering, all of the Company's outstanding preferred stock automatically converted into common stock. Each share of Series A and Series B preferred stock was converted into 1.4310444107 and 1.8993878755 shares of common stock, respectively.

         In January 1996, the Company repaid the $3,750,000 principal and accrued interest of $105,083 related to a bridge financing with a portion of the proceeds of the IPO. The Company also repaid $1,500,000 of principal and accrued interest of $87,898 of notes issued by Ingenex in a bridge financing.

         In February 1996, the Company issued an additional 480,000 units, at $5.00 per share, in accordance with the underwriter's over-allotment option. The net proceeds of the underwriter's over-allotment option totaled $2,160,000.

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

3.       Subsequent Events

         On July 3, 1996, Ingenex filed an amendment to a registration statement for an initial public offering for 1,850,000 shares of its common stock. It is currently anticipated that the initial public offering price of the common stock will be between $8.50 and $9.50 per share. The Company has expressed an interest in purchasing approximately 222,222 of the shares of common stock offered in the initial public offering. In addition, in consideration of a payment to Ingenex of $100,000, Ingenex will issue to the Company an option to purchase approximately an additional 333,333 shares of common stock at an exercise price per share equal to the initial public offering price and an additional option and a right of first refusal with respect to future issuances of common stock in order for the Company to maintain ownership of a majority of the outstanding common stock.

         On July 31, 1996, the Company granted options to purchase an aggregate of 693,135 shares of common stock, at an exercise price of $10.75 per share, to certain executives of the Company under the 1995 Stock Option Plan ("Plan") subject to approval by the shareholders of an increase in the number of shares reserved for issuance under the Plan at the next annual meeting of the shareholders scheduled for October 18, 1996. As of June 30, 1996, 20,500 shares remained available for option grants under the Plan.

         On July 31, 1996 and August 2, 1996, the Company completed a private placement of 1,536,000 units, each unit consisting of one share of common stock and one redeemable Class A warrant, for total gross proceeds of $16,000,000. After deducting placement agent fees and other expenses of the private placement, the net proceeds to the Company were $13,867,990.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         Statements in this report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated.

Results of Operations

         The Company is a development stage company which currently conducts its operations through five operating companies: Ansan, Inc., Ingenex, Inc., Theracell, Inc., ProNeura, Inc. and Ascalon, Inc. (collectively, the "Operating Companies"). Since its inception, the Company's efforts have been principally devoted to acquiring licenses and technologies, research and development, securing patent protection and raising capital. The Company has had no significant revenue and has incurred an accumulated deficit through June 30, 1996 of approximately $37,345,000. These losses have resulted from expenditures for research and development and general and administrative activities including legal and professional activities, and are expected to continue for the foreseeable future.

         There were no revenues for the three months ended June 30, 1996 ("1996 quarter") and approximately $50,000 for the six months ended June 30, 1996 ("1996 six months") from an NIH grant. There were approximately $90,000 in revenues for the three months ended June 30, 1995 ("1995 quarter") and the six months ended June 30, 1995 ("1995 six months").

         Research and development expenses for the 1996 quarter were $1,522,000, a decrease of $58,000 or 4% from the 1995 quarter. For the 1996 six months, research and development expenses were $2,350,000 as compared to $3,544,000 for the 1995 six months, a decrease of 34%. The decrease reflects the deconsolidation of Ansan, Inc. effective August 1995, the cessation of operations of Geneic Sciences, Inc. in September 1995 and the completion of certain sponsored research for Ingenex, Inc. in 1995.

         General and administrative expenses for the 1996 quarter were approximately $1,055,000 compared with $1,454,000 for the 1995 quarter, a decrease of 27%. For the 1996 six months, general and administrative expenses were $1,976,000 as compared to $2,131,000 for the 1995 six months, a decrease of 7%. The decrease was due primarily to the cessation of operations of Geneic Sciences, Inc. and a decrease in general and administrative personnel.

         As a result of the foregoing expenses, the Company incurred an operating loss of approximately $2,577,000 during the 1996 quarter compared with $2,944,000 for the 1995 quarter. For the 1996 six months, the operating loss was approximately $4,276,000 compared with $5,585,000 for the 1995 six months. The Company expects to continue to incur substantial research and development costs in the future as a result of funding (i) ongoing research and development programs at the Operating Companies, (ii) manufacturing of products for use in clinical trials, (iii) patent and regulatory related expenses, and (iv) preclinical and clinical testing of the Operating Companies' products. The Company also expects that general and administrative costs necessary to support such research and development activities will increase. The Company will also seek to identify new technologies for possible in-licensing or acquisition. Accordingly, the Company expects to incur increasing operating losses for the foreseeable future.

         Other income includes interest income which was approximately $263,000 during the 1996 quarter as compared to $17,000 during the 1995 quarter. For the 1996 six months, interest income was $340,000 compared with $34,000 for the 1995 six months. This was a result of a substantial increase in the amount of cash from the IPO. Interest expense increased to approximately $1,818,000 during the 1996 six months from $326,000 for the 1995 six months. Approximately $950,000 of the increase for the 1996 period reflects a non-recurring charge due to the repayment in January 1996 of notes issued in a bridge financing ("Bridge Notes"). This non-recurring charge represents the unamortized portion of the $1,200,000 debt discount and $458,000 of debt issuance costs relating to the Bridge Notes. Interest expense for the 1996 quarter was approximately $195,000 as compared to $212,000 for the 1995 quarter.

         Other income for the 1996 six months also includes approximately
$ 355,000 of losses which reflects the Company's share of Ansan's losses and $177,000 of loss for the 1996 quarter.

Liquidity and Sources of Capital

         In January 1996, the Company completed the IPO which resulted in net proceeds to the Company of approximately $8,622,000 after payment of underwriting discounts, a non-accountable expense allowance to the underwriter and other expenses of the offering and the repayment of the Bridge Notes and notes issued by Ingenex. In February 1996, the underwriter of the Company's IPO exercised its overallotment option, resulting in net proceeds to the Company, after discounts and commissions to the underwriter, of $2,160,000.

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

         On July 31 and August 2, 1996, the Company completed a private placement of its securities which resulted in net proceeds to the Company of approximately $13,867,990 after payment of placement agent fees and other expenses of the private placement.

         The Company expects to continue to incur substantial additional operating losses from costs related to continuation and expansion of research and development, clinical trials, and increased administrative and fund raising activities over at least the next several years. While the Company believes that the proceeds of the IPO and the private placement will be sufficient to sustain its planned operations for the near term, the Company will be required to seek additional financing to continue its activities beyond the near term, but there but there can be no assurance that the Company will be able to obtain additional funds.

                                     PART II

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  Exhibit 11

         (b)      Reports on Form 8-K
                  No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TITAN PHARMACEUTICALS, INC.
August 14, 1996                     By: /s/Louis R. Bucalo
                                    -------------------------------------
                                    Louis R. Bucalo, President


August 14, 1996                     By: /s/Carol Darby
                                    -------------------------------------
                                    Carol Darby, Chief Accounting Officer