Form 10QSB
period 1996-09-30
TITAN PHARMACEUTICALS INC
filed 1996-11-14
CIK 910267

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-QSB

/ X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended September 30, 1996.

                                          or

/   /  Transition report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Transition Period From _____________ to
__________________.

       Commission file number 0-27436
                              -------

                         TITAN PHARMACEUTICALS, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                                   94-3171940
   -------------------------------                    -------------------
   (State or Other Jurisdiction of                     (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)


   400 OYSTER POINT BLVD., SUITE 505, SOUTH SAN FRANCISCO, CALIFORNIA 94080
   ------------------------------------------------------------------------
          (Address of Principal Executive Offices including zip code)

                                (415) 244-4990
                                --------------
               (Issuer's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

State the number of shares outstanding of each of the issuer's common equity as of September 30, 1996: 12,323,279 shares of Common Stock outstanding, $.001 par value.

Transitional Small Business Disclosure Format. Yes _____  No  __X__

                         TITAN PHARMACEUTICALS, INC.

                             INDEX TO FORM 10-QSB


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
          Item 1.  Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets -
            September 30, 1996 and December 31, 1995......................    2

          Condensed Consolidated Statements of Operations
            Three months and nine months ended September 30, 1995
            and 1996 and period from commencement of
            operations (July 25, 1991) to September 30, 1996..............    3

          Condensed Consolidated Statements of Cash Flows
            Nine months ended September 30, 1995 and 1996 and
            period from commencement of operations
            (July 25, 1991) to September 30, 1996.........................    4

          Notes to Condensed Consolidated Financial
            Statements - September 30, 1996...............................    6

          Item 2.  Management's Discussion and Analysis
            or Plan of Operations.........................................    9

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K.......................   12

SIGNATURES ...............................................................   13

PART I.  FINANCIAL INFORMATION

                         TITAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                               1996           1995
                                                                          -------------   ------------
                                                                           (Unaudited)       (Note A)
ASSETS
Current assets:
     Cash and cash equivalents                                             $   479,594    $    947,805
     Short-term investments                                                 16,933,986             -
     Prepaid expenses and other current assets                                  64,972          40,071
     Receivable from Ansan Pharmaceuticals, Inc.                                99,459          57,791
                                                                          ------------    ------------
          Total current assets                                              17,578,011       1,045,667
Furniture and equipment, net                                                   750,909         848,852
Investment in Ansan Pharmaceuticals, Inc.                                      889,989       1,589,826
Deferred stock offering costs                                                  159,702         522,299
Deferred financing costs                                                       107,912         600,183
Other assets                                                                   199,259         125,344
                                                                          ------------    ------------
                                                                          $ 19,685,782    $  4,732,171
                                                                          ------------    ------------
                                                                          ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
     Accounts payable                                                     $    709,350    $    714,896
     Notes payable by Ingenex, Inc. - bridge financing                             -         1,500,000
     Notes payable by Titan Pharmaceuticals, Inc. - bridge financing               -         2,800,000
     Accrued legal fees                                                            -           691,368
     Accrued sponsored research                                                 36,566         304,202
     Other accrued liabilities                                                 330,409         546,057
     Current portion of capital lease obligations                              255,195         226,709
     Current portion of technology financing - Ingenex, Inc.                   550,513         494,107
                                                                          ------------    ------------
          Total current liabilities                                          1,882,033       7,277,339
Noncurrent portion of capital lease obligation                                 552,016         747,142
Noncurrent portion of technology financing                                     869,081       1,289,313
Commitments                                                                        -               -
Minority interest                                                            1,241,032       1,241,032
Stockholders' Equity (net capital deficiency):
     Preferred stock, at amounts paid in                                           -        18,907,772
     Common stock, at amounts paid in                                       49,439,697         745,476
     Additional paid-in capital                                              6,186,353       6,186,353
     Deferred compensation                                                    (352,000)       (418,000)
     Deficit accumulated during the development stage                      (40,132,430)    (31,244,256)
                                                                          ------------    ------------
          Total stockholders' equity (net capital deficiency)               15,141,620      (5,822,655)
                                                                          ------------    ------------
                                                                          $ 19,685,782    $  4,732,171
                                                                          ------------    ------------
                                                                          ------------    ------------

          Note A: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

               See Notes to Condensed Consolidated Financial Statements

                         TITAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)

                                                                                                                      PERIOD FROM
                                                                                                                     COMMENCEMENT
                                                 THREE MONTHS ENDED SEPTEMBER 30, NINE MONTHS ENDED SEPTEMBER 30,    OF OPERATIONS
                                                 -------------------------------- ------------------------------- (JULY 25, 1991) TO
                                                     1995            1996              1995              1996     SEPTEMBER 30, 1996
                                                   -----------     ------------     -----------     -----------   ------------------
Grant revenue                                      $    89,905     $    83,356       $    99,786    $   133,061     $    272,583

Costs and expenses:
   Research and development                            937,719       1,673,848         4,402,178      4,023,836       26,037,457
   Acquired in-process research and development            -               -                 -              -            686,000
   General and administrative                        1,405,155         906,729         3,536,075      2,882,715        9,447,097
                                                   -----------     -----------       -----------    -----------     ------------
     Total costs and expenses                        2,342,874       2,580,577         7,938,253      6,906,551       36,170,554
                                                   -----------     -----------       -----------    -----------     ------------
     Loss from operations                           (2,252,969)     (2,497,221)       (7,838,467)    (6,773,490)     (35,897,971)
Other income (expense):
   Equity in loss of Ansan Pharmaceuticals, Inc.      (233,768)       (344,348)         (233,768)      (699,837)      (1,156,951)
   Interest income                                      11,880         178,820            45,890        518,568          973,326
   Interest expense                                   (500,549)       (125,140)         (827,001)    (1,943,346)      (4,095,684)
                                                   -----------     -----------       -----------    -----------     ------------
      Other expense - net                             (722,437)       (290,668)       (1,014,879)    (2,124,615)      (4,279,309)
                                                   -----------     -----------       -----------    -----------     ------------
      Loss before minority interest                 (2,975,406)     (2,787,889)       (8,853,346)    (8,898,105)     (40,177,280)
   Minority interest in losses of subsidiaries             -               -                -             9,931           44,850
                                                   -----------     -----------       -----------    -----------     ------------
      Net loss                                     $(2,975,406)    $(2,787,889)      $(8,853,346)   $(8,888,174)    $(40,132,430)
                                                   -----------     -----------       -----------    -----------     ------------
                                                   -----------     -----------       -----------    -----------     ------------
Net loss per share                                 $     (1.29)    $     (0.24)      $     (3.84)   $     (1.37)
                                                   -----------     -----------       -----------    -----------
                                                   -----------     -----------       -----------    -----------
Shares used in computation                           2,306,355      11,792,738         2,306,395     10,463,149
                                                   -----------     -----------       -----------    -----------
                                                   -----------     -----------       -----------    -----------
Proforma net loss per share                        $     (0.38)                      $     (1.18)
                                                   -----------                       -----------
                                                   -----------                       -----------
Shares used in computing pro forma net
     loss per share                                  7,827,204                         7,524,168
                                                   -----------                       -----------
                                                   -----------                       -----------



               See Notes to Condensed Consolidated Financial Statements

                         TITAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                                                                  PERIOD FROM
                                                                                                 COMMENCEMENT
                                                                                                OF OPERATIONS
                                                           NINE MONTHS ENDED SEPTEMBER 30,    (JULY 25, 1991) TO
                                                           -------------------------------       SEPTEMBER 30,
                                                               1995                1996               1996
                                                           -----------         -----------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(8,853,346)        $(8,888,174)     $(40,132,430)
  Adjustments to reconcile net loss to net cash used
    in operating activities
    Amortization and depreciation                              231,588             340,963           907,688
    Loss on disposal of assets                                     -                   227             9,174
    Accretion of discount on indebtedness                      376,190           1,407,577         2,290,910
    Equity in loss of Ansan Pharmaceuticals, Inc.              233,768             699,837         1,156,951
    Minority interest                                              -                (9,931)          (44,850)
    Grant of common stock to employee                              -                   -                 250
    Issuance of common stock to acquire
      minority interest of Theracell, Inc.                         -                   -             686,000
  Changes in operating assets and liabilities:
    Prepaid sponsored research                                  36,621                 -                 -
    Prepaid expenses and other current assets                   22,581             (24,901)          (64,972)
    Receivable from Ansan Pharmaceuticals, Inc.                (58,383)            (41,668)          (99,459)
    Other assets                                                17,543             (73,915)         (204,224)
    Accounts payable                                           564,959              (5,546)          943,540
    Accrued legal fees                                        (223,477)           (691,368)              -
    Accrued sponsored research                                (340,371)           (267,636)          135,648
    Other accrued liabilities                                1,099,454            (215,648)          721,743
                                                           -----------         -----------      ------------
Net cash used in operating activities                       (6,892,873)         (7,770,183)      (33,694,031)
                                                           -----------         -----------      ------------

               See Notes to Condensed Consolidated Financial Statements

                         TITAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                  PERIOD FROM
                                                                                                 COMMENCEMENT
                                                                                                OF OPERATIONS
                                                           NINE MONTHS ENDED SEPTEMBER 30,    (JULY 25, 1991) TO
                                                           -------------------------------       SEPTEMBER 30,
                                                               1995                1996               1996
                                                           -----------         -----------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                           (1,895)           (142,553)         (944,876)
  Purchases of short-term investments                              -           (22,883,986)      (46,816,479)
  Proceeds from sale of short-term investments                     -             5,950,000        29,882,493
  Effect of deconcolidation of Ansan
    Pharmaceutical, Inc.                                      (135,934)                -            (135,934)
                                                           -----------         -----------      ------------
Net cash used in investing activities                         (137,829)        (17,076,539)      (18,014,796)
                                                           -----------         -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           -            30,283,748        30,342,974
  Offering costs                                                   -              (134,702)         (657,001)
  Financing costs                                             (184,239)                -            (810,248)
  Proceeds from issuance of preferred stock                  1,143,794                 -          17,601,443
  Proceeds from notes payable                                      -                   -             465,000
  Repayment of notes payable                                       -                   -            (425,000)
  Proceeds from notes and advances
    payable to related parties                                 200,000                 -           2,216,500
  Repayment of notes payable to related parties                    -                   -          (1,016,500)
  Proceeds from Ansan Pharmaceuticals, Inc. bridge
    financing                                                1,425,000                 -           1,425,000
  Proceeds from Titan Pharmaceuticals, Inc. and
    Ingenex, Inc. bridge financing                           1,500,000                 -           5,250,000
  Repayment of Titan Pharmaceuticals, Inc. and
    Ingenex, Inc. bridge financing                                 -            (5,250,000)       (5,250,000)
  Proceeds from capital lease                                      -                   -             658,206
  Payments of principal under capital lease
    obligation                                                (158,338)           (166,640)         (446,231)
  Proceeds from Ingenex, Inc. technology financing           2,000,000                 -           2,000,000
  Principal payments on Ingenex, Inc.
    technology financing                                      (103,786)           (363,826)         (580,406)
  Increase in minority interest from issuances of
    preferred stock by Ingenex, Inc.                               -                   -           1,241,032
  Issuance of common stock by subsidiaries                         -                 9,931           173,652
                                                           -----------         -----------      ------------
Net cash provided by financing activities                    5,822,431          24,378,511        52,188,421
                                                           -----------         -----------      ------------
Net increase (decrease) in cash and cash equivalents        (1,208,271)           (468,211)          479,594
Cash and cash equivalents, beginning of period               1,346,444             947,805               -
                                                           -----------         -----------      ------------
Cash and cash equivalents, end of period                   $   138,173         $   479,594      $    479,594
                                                           -----------         -----------      ------------
                                                           -----------         -----------      ------------

               See Notes to Condensed Consolidated Financial Statements

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY AND ITS SEVERAL DEVELOPMENT STAGE SUBSIDIARIES

     Titan Pharmaceuticals, Inc. (the "Company") was incorporated in February 1992 in the State of Delaware. It is the holding company for several development stage biotechnology companies ("the Operating Companies"). The development stage companies, which rely significantly on third parties to conduct sponsored research, are Ansan Pharmaceuticals, Inc. ("Ansan"), Ingenex, Inc. ("Ingenex"), Theracell, Inc. ("Theracell"), ProNeura, Inc. ("ProNeura"), and Trilex Pharmaceuticals, Inc., formerly Ascalon, Inc. ("Trilex").

     ANSAN PHARMACEUTICALS, INC.

     Ansan was incorporated in November 1992 to engage in the development of novel analogs of butyric acid for the treatment of cancer and other disorders. It was a majority-owned consolidated subsidiary until August 1995. In August 1995, Ansan completed an initial public offering of its securities. Such offering reduced the Company's ownership in Ansan from approximately 95% to approximately 44%. From August 1995, the Company has accounted for its investment in Ansan using the equity method. Concurrent with the Ansan public offering, Ansan granted the Company a one-year option to purchase up to 400,000 shares of Ansan common stock with an exercise price of $6.00 per share. In July 1996, Ansan extended the option through September 8, 1996, in order to allow the Company and Ansan an opportunity to renegotiate the terms of the option. The two companies continue to negotiate and Titan may again hold a majority interest in Ansan.

     INGENEX, INC.

     Ingenex, a majority-owned consolidated subsidiary, was incorporated in July 1991 and reincorporated in June 1992. It is engaged in the development of gene-based therapeutics and the discovery of medically important genes for the treatment of cancer and viral diseases. In June 1996, Ingenex issued 981,818 shares of common stock to the Company converting $5,400,000 of debt to the Company to equity. At September 30, 1996, the Company owned 81% of Ingenex.

     THERACELL, INC.

     Theracell was incorporated in November 1992 to engage in the development of novel treatments for various neurologic disorders through the transplantation of neural cells and neuron-like cells directly into the brain. At September 30, 1996, the Company owned 100% of Theracell.

     PRONEURA, INC.

     ProNeura was incorporated in October 1995 to engage in the development of cost effective, long term treatment solutions to neurological and psychiatric disorders through an implantable drug delivery system. At September 30, 1996, the Company owned 79% of ProNeura.

     TRILEX PHARMACEUTICALS,, INC.

     Trilex was incorporated in May 1996 to engage in research and development of cancer therapeutic vaccines utilizing anti-idiotypic antibody technology. At September 30, 1996, the Company owned 100% of Trilex.

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These financials should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. annual report on Form 10-KSB for the year ended December 31, 1995.

PER SHARE DATA

     For purposes of computing net share data in the nine months ended September 30, 1996, the net loss has been increased by a $5,431,871 deemed dividend (see Note 2). Except as noted below, per share data is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares (stock options, warrants and preferred stock) issued during the period commencing 12 months prior to the initial filing of an initial public offering at prices below the assumed public offering price have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method for stock options and warrants and the if-converted method for preferred stock).

     Pro forma loss per share has been computed as described above and also gives effect, pursuant to SEC policy, to common equivalent shares from convertible preferred stock issued more than 12 months from the proposed initial public offering that automatically converted upon completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

2.   STOCKHOLDERS' EQUITY

UNIT OFFERING

     In January 1996, the Company issued 3,200,000 units at $5.00 per unit in its initial public offering ("IPO"). Each unit consisted of one share of common stock and one redeemable Class A warrant. The net proceeds (after underwriter's discount and expenses, and other costs associated with the IPO) totaled approximately $13,690,000. At the closing of the IPO, all of the Company's outstanding preferred stock automatically converted into common stock. Each share of Series A and Series B preferred stock was converted into 1.4310444107 and 1.8993878755 shares of common stock, respectively.

     In January 1996, the Company repaid $3,750,000 of principal and accrued interest of $105,083 related to a bridge financing with a portion of the proceeds of the IPO. The Company also repaid $1,500,000 of principal and accrued interest of $87,898 related to notes issued by Ingenex in a private placement.

     In February 1996, the Company issued an additional 480,000 units, at $5.00 per share, in accordance with the underwriter's over-allotment option. The net proceeds of the underwriter's over-allotment option totaled $2,160,000.

DEEMED DIVIDEND

     The holders of Series A and Series B preferred stock received common stock in January 1996 with an aggregate fair value (at the $5.00 per share value of the IPO) which exceeded by $5,431,871 the cost of their initial investment in Series A and Series B preferred stock. This amount has been deemed to be the equivalent of a preferred stock dividend. The Company recorded the deemed dividend at the time of the conversion by offsetting charges and credits to additional paid in capital, without any effect on total stockholders' equity (net capital deficiency). There was no effect on net loss from the mandatory conversion. However, the amount did increase the loss applicable to common stock, in the calculation of net loss per share in the 1996 period.

PRIVATE PLACEMENT

     On July 31, 1996 and August 2, 1996, the Company completed a private placement of 1,536,000 units, each unit consisting of one share of common stock and one redeemable Class A warrant, for total gross proceeds of $16,000,000. After deducting placement agent fees and other expenses of the private placement, the net proceeds to the Company were approximately $13,795,000.

3.   SUBSEQUENT EVENTS

     In October 1996, the Company and the underwriters determined to postpone the initial public offering of securities of Ingenex due to poor market conditions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion contains certain forward-looking statements, within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involves various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to, among other factors, the results of ongoing research and development activities and preclinical testing.

RESULTS OF OPERATIONS

     The Company is a development stage company which currently conducts its operations through five operating companies: Ansan Pharmaceuticals, Inc., Ingenex, Inc., Theracell, Inc., ProNeura, Inc. and Trilex Pharmaceuticals, Inc. (collectively, the "Operating Companies"). Since its inception, the Company's efforts have been principally devoted to acquiring licenses and technologies, research and development, securing patent protection and raising capital. The Company has had no significant revenue and has incurred an accumulated deficit through September 30, 1996 of approximately $40,132,000. These losses have resulted from expenditures for research and development and general and administrative activities including legal and professional activities, and are expected to continue for the foreseeable future.

     Total revenues for the three months ended September 30, 1996 ("1996 quarter") were approximately $83,000 and approximately $133,000 for the nine months ended September 30, 1996 ("1996 nine months") from NIH grants. There were approximately $90,000 in revenues for the three months ended September 30, 1995 ("1995 quarter") and approximately $100,000 for the nine months ended September 30, 1995 ("1995 nine months").

     Research and development expenses for the 1996 quarter were $1,674,000, an increase of $736,000 or 79% from the 1995 quarter. The increase reflects the addition of ProNeura, Inc. ("ProNeura") in the fourth quarter of 1995 and Trilex Pharmaceuticals, Inc. ("Trilex") in the second quarter of 1996. For the 1996 nine months, research and development expenses were $4,024,000 as compared to $4,402,000 for the 1995 nine months, a decrease of 9%. The decrease reflects the deconsolidation of Ansan Pharmaceuticals, Inc. ("Ansan") effective August 1995, the cessation of operations of Geneic Sciences, Inc. ("Geneic") in September 1995 and the completion of certain sponsored research for Ingenex, Inc. ("Ingenex') in 1995, offset by the addition of ProNeura and Trilex.

     General and administrative expenses for the 1996 quarter were approximately $907,000 compared with $1,405,000 for the 1995 quarter, a decrease of 35%. For the 1996 nine months, general and administrative expenses were $2,883,000 as compared to $3,536,000 for the 1995 nine months, a decrease of 18%. The decrease was due primarily to a planned resource reallocation.

     As a result of the foregoing expenses, the Company incurred an operating loss of approximately $2,497,000 during the 1996 quarter compared with $2,253,000 for the 1995 quarter. For the 1996 nine months, the operating loss was approximately $6,773,000 compared with $7,838,000 for the 1995 nine months. The Company expects to continue to incur substantial research and development costs in the future as a result of funding (i) ongoing research and development programs at the Operating Companies, (ii) manufacturing of products for use in clinical trials, (iii) patent and regulatory related expenses, and (iv) preclinical and clinical testing of the Operating Companies' products. The Company also expects that general and administrative costs necessary to support such research and development activities will increase. The Company will also seek to identify new technologies and/or product candidates for possible in-licensing or acquisition. Accordingly, the Company expects to incur increasing operating losses for the foreseeable future.

     Other income includes interest income which was approximately $179,000 during the 1996 quarter as compared to $12,000 during the 1995 quarter. For the 1996 nine months, interest income was $519,000 compared with $46,000 for the 1995 nine months. This was a result of a substantial increase in the amount of cash and short-term investments subsequent to the IPO. Interest expense increased to approximately $1,943,000 during the 1996 nine months from $827,000 for the 1995 nine months. Approximately $950,000 of the increase for the 1996 period reflects a non-recurring charge due to the repayment in January 1996 of notes issued in a bridge financing ("Bridge Notes"). This non-recurring charge represents the unamortized portion of the $1,200,000 debt discount and $458,000 of debt issuance costs relating to the Bridge Notes. Interest expense for the 1996 quarter was approximately $125,000 as compared to $501,000 for the 1995 quarter. Approximately $350,000 of the expense for the 1995 quarter represents amortization of the debt discount relating to certain warrants issued by Ingenex in May 1995 and amortization of deferred financing costs.

     Other income for the 1995 and 1996 nine months also includes approximately $234,000 and $700,000, respectively, of losses representing the Company's share of Ansan's losses. The Company's share of Ansan's losses was approximately $234,000 and $344,000 for the 1995 and 1996 quarter, respectively.

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

     On July 31 and August 2, 1996, the Company completed a private placement of its securities which resulted in net proceeds to the Company of approximately $13,795,000 after payment of placement agent fees and other expenses of the private placement.

     The Company is party to a master capital equipment lease with respect to which the Operating Companies have entered into a sublease and assignment with the Company. At September 30, 1996, the amount outstanding under the equipment lease was $807,211 with monthly payments of $30,459. The Company has also guaranteed the obligations of Ingenex under an assignment and sublicense agreement pursuant to which Ingenex received $2,000,000 in financing in January 1995. Such agreement currently provides for monthly payments of $60,060 through January 1999. At September 30, 1996, the amount outstanding under the agreement was $1,419,594.

     The Operating Companies have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. The aggregate commitments the Company has under these agreements, including minimum license payments, for the next 12 months is approximately $763,000. Certain of the licenses provide for the payment of royalties by the Company on future product sales, if any. In addition, in order to maintain license and other rights during product development, the Company must comply with various conditions including the payment of patent related costs and obtaining additional equity investments by specified dates.

     The Company expects to continue to incur substantial additional operating losses from costs related to continuation and expansion of research and development, clinical trials, and increased administrative and fund raising activities over at least the next several years. While the Company believes that the proceeds of the IPO and the private placement will be sufficient to sustain its planned operations for approximately 18 months, the Company will be required to seek additional financing to continue its activities beyond that period. There can be no assurance that the Company will be able to obtain additional funds, as and when needed.

                                   PART II

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits
                11 - Statement of Computation of Net Loss Per Share

           (b)  Reports on Form 8-K
                A current report on Form 8-K was filed with the Securities and Exchange Commission on August 5, 1996.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TITAN PHARMACEUTICALS, INC.

       November 14, 1996                By: /s/Louis R. Bucalo
                                            -----------------------------------
                                            Louis R. Bucalo, President

       November 14, 1996                By: /s/Robert E. Farrell
                                            -----------------------------------
                                            Robert E. Farrell, Chief Financial
                                            Officer