Form 10KSB40
period 1996-12-31
TITAN PHARMACEUTICALS INC
filed 1997-03-31
CIK 910267

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-KSB

/X/ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)
       For the fiscal year ended December 31, 1996
                                                        OR
/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
       For the transition period from               to               .

       Commission file number 0-27436

                               TITAN PHARMACEUTICALS, INC.
                    (Name of Small Business Issuer in Its Charter)
                 DELAWARE                      94-3171940
       (State or Other Jurisdiction of      (I.R.S. Employer
       Incorporation or Organization)      Identification No.)

       400 OYSTER POINT BLVD., SUITE 505, SOUTH SAN FRANCISCO, CA 94080
           (Address of Principal Executive Offices including zip code)

                                 (415) 244-4990
                (Issuer's Telephone Number, Including Area Code)

        Securities registered under Section 12(b) of the Exchange Act:

                                          Name of Each Exchange
        Title of Each Class                on Which Registered
        -------------------               ----------------------
              None                                None

        Securities registered under Section 12(g) of the Exchange Act:

      Common Stock, $.001 par value         Class A Warrants
      (Title of Class)                      (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES        NO  X  .
                                                                ----     ----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

State issuer's revenues for its most recent fiscal year: $258,811.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 26, 1997: $39,649,165.

State the number of shares outstanding of each of the issuer's common equity as of March 26, 1997: 13,046,102 shares of Common Stock, $.001 par value.

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     Titan Pharmaceuticals, Inc. ("Titan" or the "Company") is a biopharmaceutical company engaged in the identification and acquisition of products or technologies with applications in the areas of cancer, disorders of the central nervous system ("CNS") and other life-threatening diseases, for further research and development by the Company and various subsidiaries of the Company. Certain of the Company's operations are currently conducted through five entities (the "Operating Companies"): Ansan Pharmaceuticals, Inc. ("Ansan"), a company engaged in the development of small molecule-based therapeutics intended for the treatment of cancer and other life threatening diseases; Ingenex, Inc. ("Ingenex"), a company engaged in the development of proprietary gene-based therapies and the application of functional genomics to pharmaceutical discovery initially for the treatment of cancer and certain viral diseases; ProNeura, Inc. ("ProNeura"), a company engaged in research and development activities relating to a polymeric implantable drug delivery technology; Theracell, Inc. ("Theracell"), a company engaged in the development of cell-based therapeutics intended for the restorative treatment of neurologic diseases and central nervous system disorders; and Trilex Pharmaceuticals, Inc. ("Trilex"), a company engaged in research and development of therapeutic cancer vaccines utilizing anti-idiotypic antibody technology. As a result of its initial public offering in August 1995 and subsequent share issuances, Titan's ownership interest in Ansan was reduced to approximately 43% resulting in its deconsolidation by the Company in its financial statements. The other operating companies have remained as consolidated subsidiaries.

     The Company was incorporated in Delaware in February 1992 and has been funded through private placements of its securities, as well as an initial public offering of its securities (the "IPO") in January 1996.

     References to the Company herein include the operations of the Operating Companies. References to the Company's products are deemed to include those products under development by the Operating Companies.

     The statements in this report which are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the results of research and development efforts, the results of preclinical and clinical testing, the effect of regulation by the United States Food and Drug Administration ("FDA") and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, the results of financing efforts, the effect of the Company's accounting policies, and other risks detailed in the Company's Securities and Exchange Commission filings.

STRATEGY

     Titan participates in the development and growth of the Operating Companies by identifying and acquiring products or technologies and by providing initial financing, management expertise and other resources. In acquiring synergistic technologies with applications in the areas of cancer, CNS disorders and other life-threatening diseases, the Company pursues opportunities that encompass the full breadth of mainstream therapeutic approaches to drug discovery, including small molecule therapy, gene therapy and cell therapy. The Company believes its strategy may enhance product development opportunities and result in more efficient use of limited resources. The Company intends, if sufficient financing can be obtained, to continue to build value through identifying and acquiring additional complementary technologies or products, and/or development-stage biopharmaceutical companies.

     The Company's strategy is to develop acquired products and/or technologies to the stage of initial clinical testing and to seek joint venture, licensing or other collaborative arrangements with one or more pharmaceutical companies which will help bear the cost of the regulatory approval process necessary to commercialize therapeutics in the United States and in foreign markets, as well as to market any products which may be successfully developed and approved for commercialization. It is not anticipated that any of the Company's proposed products will receive the requisite regulatory approval for commercialization in the United States or elsewhere for a number of years, if at all.

TITAN AND THE OPERATING COMPANIES

     In January 1997, the Company entered into a license agreement (the "HMR Agreement") with Hoechst Marion Roussel, Inc. ("HMR"), effective as of December 31, 1996, pursuant to which it acquired an exclusive worldwide license to the antipsychotic agent Iloperidone.

     Iloperidone is an antipsychotic agent in development for treatment of schizophrenia and related disorders. Schizophrenia strikes early in life and is generally viewed as a chronic, life-long disorder. Schizophrenia is characterized by the presence of "positive" symptoms, such as delusions, hallucinations, disorganized speech, and disorganized or catatonic behavior and "negative" symptoms such as withdrawal and apathy. According to the World Health Organization, approximately 45 million people worldwide have some form of schizophrenia or a related pyschotic disorder.

     Iloperidone is one of a new class of antipsychotic medications, referred to as atypical antipsychotics, which are believed to be effective against most of the symptoms of schizophrenia with a lower incidence of side effects than older medications. The results of Phase II trials, which were completed in 1996, demonstrate that Iloperidone may provide effective treatment against both positive and negative symptoms of schizophrenia, with low incidence of extrapyramidal symptoms ("EPS"), the most frequent to occur of the side effects associated with older antipsychotic compounds currently on the market. In the Phase II trials, Iloperidone was administered to approximately 150 patients in various doses. At the most frequently studied dose of 8 mg per day, EPS incidence did not differ from placebo treated patients. At higher doses, administered in the absence of placebo comparators, there was minimal indication of EPS. Phase II tolerance data also supported the safety of Iloperidone at doses of up to 32 mg per day. During initial dose titration, transient postural hypotension, a property typical of antipsychotics, was easily controlled by administration concurrent with food. Iloperidone is expected to enter Phase III clinical trials in 1997.

  ANSAN

     Ansan is engaged in the research and development of small molecule therapies intended to treat cancer, blood disorders and other serious diseases. Ansan's initial product under development, Pivanex-TM-, is derived from AN9, a patented analog of butyric acid, and is intended for the treatment of cancer by promoting cellular differentiation. Traditional cytotoxic chemotherapeutics tend to kill cancer cells preferentially because cancer cells divide more often and more rapidly than most normal cells. Unfortunately, such agents may also kill rapidly dividing normal cells, including blood cells and cells of the intestine lining, which leads to side effects such as anemia, nausea, vomiting and risk of infection. Unlike traditional cytotoxic chemotherapy, differentiation therapy represents a relatively new direction in cancer research, and involves the development of agents that, in contrast to the function of cytotoxic agents, induce cancer cells to differentiate, mature and exhibit more normal growth properties. Differentiation therapy may also lead to apoptosis, or what is known as normal "programmed cell death," resulting in the
destruction of the cancer cells while sparing normal cells.    Pivanex-TM- is
currently in Phase I clinical trials.

     It has been previously shown in laboratory testing that direct application of a solution of AN9 to human melanoma cells can inhibit growth of this type of cancer. Ansan has been performing certain experiments to enable the filing of an IND for a newly developed topical formulation of AN9 ("AN9 Topical"). Ansan has met with the FDA regarding such an effort, and as a result, may decide to file an IND to proceed with clinical testing of AN9 Topical in the future. However, certain additional toxicology studies must be completed before an IND can be submitted.

     Ansan is also developing Novaheme-TM-, which is derived from AN10, another novel analog of butyric acid, and which is intended for the treatment of sickle cell anemia and BETA-thalassemia, genetic disorders that impair one's ability to produce normal adult hemoglobin, the oxygen carrying protein of red blood cells. Initial preclinical experiments indicate that Novaheme-TM-appears to be more potent at increasing fetal hemoglobin levels than its competitors (including butyric acid, hydroxyurea and isobutyramide). Ansan believes that Novaheme-TM- may also prove to exhibit lower toxicity than certain of the other current treatment options (such as the cytotoxic agent hydroxyurea) and may, therefore, prove useful in the treatment of such blood disorders.

     Ansan is also pursuing a development program with a topical formulation of AN10 ("AN10 Topical"). Recent animal studies suggest that AN10 Topical may prove to have potential utility in reducing chemotherapy-induced alopecia, or hair loss, in patients with cancer. Ansan expects to complete certain animal and laboratory testing, and plans to file an IND for AN10 Topical during the first half of 1997.

     Ansan is also attempting to broaden its portfolio of drug development candidates through in-licensing. Target drugs have patent protection, novel applications and development needs suitable to the current organization of Ansan. In May 1996, Ansan acquired rights from Boehringer Ingelheim to develop an intravenous formulation of the drug apafant for all clinical indications. Apafant was originally developed by Boehringer Ingelheim as an oral treatment for asthma. Boehringer Ingelheim has previously conducted extensive clinical trials in the US and in other countries using the oral form of the drug.

     Ansan is now pursuing a development program for an injectable formulation of apafant for the treatment of acute pancreatitis. Acute pancreatitis is an inflammation of the pancreas. Its causes include gallstones, alcohol abuse and infection. Patients with moderate to severe pancreatitis receive only supportive care in an intensive care unit. During an episode of pancreatitis, patients are at risk of organ failure, including loss of lung, kidney and liver function. In a significant number of cases pancreatitis is fatal. There is currently no FDA approved therapy for the treatment of pancreatitis.

     Apafant is a platelet activating factor ("PAF") antagonist. PAF is an inflammatory substance produced in the body that is known to play a role in acute pancreatitis. In certain experiments, acute pancreatitis, and the resulting end organ damage and failure, can be induced in laboratory animals by the injection of PAF. Treatment with apafant has been demonstrated to protect laboratory animals in certain models of PAF-induced organ damage, as well as other models of multiple organ system failure. The Company believes that a drug that can prevent organ damage and failure could be beneficial in treating patients with pancreatitis.

     The Company plans file an IND for apafant for acute pancreatitis during 1997. There can be no assurance that the IND will be filed in a timely manner or at all and no assurance that the FDA will approve the IND if one is filed.

     In August 1995, Ansan completed an initial public offering of its securities. Its common stock is currently traded on the Nasdaq SmallCap Market under the symbol ANSN. In March 1997, Titan and Ansan entered into an agreement for financing pursuant to which Titan was granted the option to reacquire and maintain a majority equity ownership interest in Ansan in consideration for Titan advancing Ansan $1,000,000 evidenced by a convertible debenture. See "Item 6. Management's Discussion and Analysis or Plan of Operations."

  INGENEX

     Ingenex is engaged in the research and development of gene-based therapeutics and efforts to discover medically important genes intended initially for the treatment of cancer and certain viral diseases. Gene therapy is an approach to the treatment and prevention of genetic and acquired diseases that involves the insertion of new genetic information into target cells to produce specific proteins or effect changes in the regulation of gene expression needed to correct or modulate disease conditions. The operations of Ingenex are focused on developing the proprietary gene component of gene-therapy products (as opposed to the vector used to insert the gene). To this end, Ingenex has licensed three core technologies, one of which is an enabling technology which identifies new gene therapy products (the GSX-TM- System), and two of which are gene therapy product candidates (MDRx1-TM- and RB94).

     Ingenex is currently developing two potential gene therapy products for the treatment of cancer, including a novel gene therapy program designed to protect normal bone marrow and blood cells in an effort to improve the effectiveness of chemotherapy against many common cancers, including breast, ovarian and lung cancer. Ingenex and its collaborators are developing a gene-based chemoprotective product, MDRx1-TM-, to genetically engineer multidrug resistance into blood progenitor (or stem) cells in order to protect these otherwise sensitive normal cells from chemotherapy toxicity. MDRx1-TM- utilizes the human multi-drug resistance gene (MDR1) which encodes "P-glycoprotein," a membrane protein capable of pumping a variety of chemicals out of cells. MDRx1-TM-involves the insertion of the MDR1 gene ex vivo into stem cells that have been removed from cancer patients in order to render some portion of the stem cells resistant to chemotherapeutic agents. The modified stem cells are then reinfused into the patients where they repopulate the blood system with chemo-resistant blood cells. The conferred resistance would potentially allow patients to be given higher doses of anti-cancer agents than could be given under normal circumstances (i.e., if the bone marrow was not protected). Bone marrow suppression is the biggest dose-limiting toxicity factor in the treatment of cancer patients because chemotherapy must be interrupted or reduced in order to allow the bone marrow to recover. MDRx1-TM- may allow for the administration of greater or more frequent doses of chemotherapy while protecting the bone marrow and peripheral blood cells. If this approach proves successful, it is also possible that MDR1 will be utilized as a co-selective gene to help introduce and maintain other genes of potential therapeutic value in human cells.

     Clinical testing is in progress at MD Anderson Cancer Center, Houston, Texas of a preliminary form of MDRx1-TM- with patients being treated for ovarian cancer (since December 1994) and with patients being treated for breast cancer (since January 1995) to determine whether the MDR1 gene can be introduced and maintained in humans. The clinical testing involves introducing ex vivo the MDR1 gene in human blood stem cells extracted from the bone marrow of cancer patients and then reintroducing the cells, which have been made resistant to chemotherapeutic agents, where they quickly repopulate the hematopoietic system. To date, the results of such testing show that the MDR1 gene has been successfully introduced into a fraction of the donor bone marrow of most or all of the patients in the study. There are a number of issues which will need to be addressed in the event the outcome of the ongoing studies is positive, including ascertaining the optimal vector for the MDR1 gene and contracting for large scale production of the final product.

     Ingenex is developing a second product, RB94, based on a tumor suppressor gene, for the treatment of solid tumors. RB94 is a gene therapy product in preclinical development that combines a truncated variant (p94) of a tumor suppressor gene (the "RB gene") with a viral vector. Although reintroducing the RB gene itself into RB deficient tumor cells inhibits the growth of these cells, it sometimes does so incompletely and tumor regrowth occurs in reconstituted cells after a period of latency. Ingenex believes the form of the RB protein encoded by the RB94 gene therapy product is more effective at causing suppression of tumor cells than the full-length RB protein, based on data demonstrating in vitro suppression of numerous tumor types tested to date, including tumors of the bladder, prostate, cervix, bone, breast, lung and fibrous tissue. In addition, preliminary experiments indicate the modified gene is effective in suppressing some cancer cell lines in vitro that continue to contain the functional native gene.

     The potential gene therapy product RB94 will consist of the modified RB gene and an appropriate liposome or viral vector. The product would be delivered directly to tumor cells through local application. In collaboration with Baylor College of Medicine, Ingenex is currently testing RB94 in preclinical studies of solid tumors in mouse models. There can be no assurance, however, that the results of such studies will be positive or that positive results would correlate to similar results in human subjects.

     The GSX-TM- System being developed by Ingenex and its collaborators is a proprietary method for rapidly identifying and isolating specific fragments of genes, known as genetic suppressor elements ("GSEs"), that interfere with a given biologic or disease process. The GSX-TM- System selects the portion or portions of the gene or genes that confer(s) a specific, desired behavior to cells and does so via a system that utilizes "Darwinian selection" or survival of the GSE with the most desired behavior. Such behavior could include resistance to viruses, tolerance of harmful drug side effects, reversal of cancerous cellular transformation, or other desirable properties. Ingenex believes that the GSX-TM- System represents a new approach to gene discovery based on its ability to provide information regarding the function of discovered genes. While Ingenex believes that the GSX-TM- System has broad application, Ingenex intends to use it initially to identify gene-based therapeutics for the treatment of viral diseases, such as AIDS. Ingenex also is exploring the use of the GSX-TM- System to discover novel therapeutics for cancer and other diseases characterized by aberrant cellular function.

     Ingenex has obtained licenses under patents and patent applications relating to each of the core technologies relating to its various products under development and its gene discovery system. These include an issued United States patent and patent applications directed to certain aspects of the GSX-TM-System; an issued United States patent directed to a nucleic acid encoding the human MDR1 protein responsible for multidrug resistance; an issued United States patent directed to a monoclonal antibody, that can be used to reverse multidrug resistance; an issued United States patent relating to the use of MDR gene in creating and selecting drug resistant mammalian cells; and an allowed United States patent application directed to DNA molecules that encode the tumor-suppressing protein p94RB (the protein relevant to the Company's potential RB94 product), and related pending applications directed to methods of gene therapy and the protein. The issued patents expire in either 2010 or 2012.

     Titan currently owns approximately 81% of the outstanding capital stock of Ingenex.

  THERACELL

     Theracell is engaged in the research and development of cell-based therapeutics intended for use in the restorative treatment of neurologic diseases and other serious brain disorders. A majority of neurological disorders, including Parkinson's disease, Alzheimer's disease, stroke and epilepsy, occur when brain cells (neurons) die. Because neurons cannot regenerate, most current pharmaceutical therapies are directed toward amplifying the function of the remaining neurons, an approach which becomes less effective over time as an increasing number of the neurons die. Theracell's proprietary technologies enable the development of cell-based therapies for minimally-invasive, site specific (i.e., stereotaxic) delivery to the central nervous system ("CNS") to replace or provide therapeutic factors precisely where they are needed in order to treat the neurological disease or disorder.

     One of Theracell's technologies involves the direct implantation into the CNS of microscopic beads ("microcarriers"), the surfaces of which are coated with live cells that secrete therapeutic factors useful in the treatment of certain neurological diseases. The beads provide a matrix, or membrane-like surface, to which cells attach and grow. Theracell believes that this cell coated microcarrier ("CCM-TM-") technology can facilitate site-specific delivery of missing or deficient neurotransmitters, growth factors and replacement tissue to diseased or injured areas of the brain by increasing the survival and successful engraftment of the cells. Theracell's initial product candidate based on this technology is Spheramine-TM-, microcarriers coated with dopamine-producing human pigmented retinal epithelial ("HPRE") cells intended for the treatment of Parkinson's disease. Theracell anticipates clinical testing of Spheramine-TM- could begin in 1998.

     Theracell's development efforts with respect to the CCM-TM- technology are at an early stage and there are a number of issues that must be resolved including, long-term effects of microcarrier implantation, source of HPRE cells, etc. Product research and development is being done through New York University ("NYU"), University of South Florida and contract research and manufacturing organizations. Theracell has obtained an exclusive worldwide license from NYU under United States patent applications (the "NYU License") and corresponding foreign patent applications relating to the CCM-TM- technology.

     Complementing CCM-TM- is a technology based on Sertoli cells which has been licensed exclusively on a worldwide basis under patent applications from the University of South Florida (the "USF License"). These unique cells secrete a host of growth factors important to the repair and resprouting of damaged neurons, and thus may be useful in restoring function in degenerative diseases, including Parkinson's disease, Huntington's disease, stroke, Alzheimer's disease, epilepsy and traumatic brain injuries. Additionally, they are capable of providing an immunologically privileged and nurturing environment to other types of cells of interest for transplant, and thus, analogous to CCM-TM-, may facilitate successful engraftment of such cells.

     Theracell's development efforts with regard to Sertoli cell technology are at an early stage and there are a number of issues that must be resolved including source of cells, long term effects of cell implantation, etc. Product research and development is being done through the University of South Florida and contract research and manufacturing organizations. Initial product development efforts are focused towards early-stage Parkinson's disease and Huntington's disease.

     Titan currently owns 99% of the outstanding stock of Theracell.

  PRONEURA

     ProNeura is engaged in the research and development of drug delivery technology with application in the treatment of a number of neurologic and psychiatric disorders in which conventional treatment is limited by variability of drug concentration in blood and poor patient compliance. The technology, which has been licensed from the Massachusetts Institute of Technology ("MIT"), consists of a polymeric drug delivery system that provides controlled drug release over extended periods (i.e., from three months to more than one year). The technology involves imbedding the drug of interest in a polymer. The matrix is then implanted subcutaneously to provide systemic delivery as body fluids wash over the implant and the drug is released. This results in a constant rate of release similar to intravenous administration. ProNeura believes that such long-term, linear release characteristics are highly desirable, avoiding peak and trough level dosing that poses problems for many CNS and other therapeutic agents.

     The MIT technology offers significant potential benefits to patients suffering from chronic CNS disorders, including Huntington's disease, Parkinson's disease, schizophrenia and psychosis and chronic pain by providing long-term, intravenous type dosing in a single administration, in an ambulatory outpatient setting. Patients that pose compliance concerns, including those who are impaired or whose socioeconomic circumstances hinder compliance with traditional chronic drug administration could also potentially benefit from this technology. There are, however, a number of factors that will need to be addressed in the research and development phase of any product that results from this polymer matrix technology, including (i) flexibility in dosing; (ii) drug potency; (iii) potential negative effects from long-term continuous drug delivery; and (iv) feasibility of device implantation and removal. There can be no assurance that such factors will be successfully resolved.

     ProNeura is conducting preclinical evaluation of prototype products through contract research and manufacturing organizations. Titan currently owns approximately 79% of ProNeura.

  TRILEX

     Trilex was incorporated under the name Ascalon, Inc. in May 1996 to engage in research and development of cancer therapeutic vaccines utilizing anti-idiotypic ("anti-id") antibody technology licensed from the University of Kentucky Research Foundation. Anti-id monoclonal antibodies are not traditional antibodies, but are exact mirror images of normal antibodies at their variable regions. The anti-id therapeutics under development by Trilex are targeted at a specific epitope (site) that is only present on the targeted cancer cell and is not found on normal tissue. From a molecular biological perspective the anti-id antibody is structurally similar to the cancer epitope. When injected into a patient, the antibody acts as a trigger for the normal immune system's response of T and B lymphocytes to destroy target cancer cells. The amount required to elicit this response is relatively small at two milligrams per dose, compared with the tens or hundreds of milligrams per dose utilized in so-called "traditional" monoclonal therapy or radio imaging. Trilex believes this low dosage level is the reason for the insignificant side effects exhibited in patients.

     To date, Trilex has identified three separate anti-id antibodies that are demonstrating an immune response against antigens associated with adenocarcinomas, breast cancer, small cell lung cancer and melanoma, T-cell lymphoma and leukemia. All of such antibodies have successfully entered Phase I clinical trials and pivotal clinical trials for at least two of the first three of the antibodies are scheduled to begin in 1997. The three antibodies are:

    - CeaVac-TM- (3H1) antibody. The Company believes this product has potential utility in the treatment of adenocarcinomas, notably, colorectal cancer, non-small cell lung cancer, pancreatic cancer and gastric cancer. Carcinoembryonic antigen ("CEA") is produced by the largest group of cancers, adenocarcinomas. In particular, the anti-CEA antibody has received widespread interest in the international oncology community as it is the first potential vaccine to break CEA immune tolerance.
      In animal models (i.e., mice), Trilex has demonstrated that the anti-id antibody can protect against the development of colorectal cancers that express the carcinoembrionic antigen. During 1997, Trilex is planning to initiate Phase III studies in patients with colorectal cancer.

    - TriGem-TM- (1A7) antibody. The Company believes this product has potential utility in the treatment of cancers that express the GD2 ganglioside, including melanoma, small cell lung cancer and sarcoma.

    - TriAb-TM- (11D10) antibody. The Company believes this product has potential utility in the treatment of breast, ovarian and non-small cell lung cancer.

     A number of United States and foreign patent applications covering both therapeutic and diagnostic applications of the anti-id antibody technology are pending. Award of claims have been issued for TriGem-TM-. Titan currently owns 100% of Trilex.

SPONSORED RESEARCH AND LICENSE AGREEMENTS

     The Company and the Operating Companies are party to several agreements with research institutions, universities and other entities for the performance of research and development activities and for the acquisition of licenses relating to such activities.

     Effective December 31, 1996, pursuant to the HMR Agreement, the Company acquired an exclusive worldwide license under United States and foreign patents and patent applications relating to the use of Iloperidone for the treatment of psychiatric and psychotic disorders and analgesia. The HMR Agreement provides for the payment of an upfront license fee in cash and stock aggregating $9,500,000, as well as substantial additional late stage milestone payments. See "Item 6: Management's Discussion and Analysis or Plan of Operations." The HMR Agreement also provides for the payment of royalties on net sales and requires the Company to satisfy certain other terms and conditions of the HMR Agreement in order to retain its rights thereunder.

  ANSAN

     Certain aspects of Ansan's research and certain of the development activities to date were conducted pursuant to a two-year sponsored research agreement with Bar-Ilan Research and Development Co. Ltd. ("Bar-Ilan") which terminated in October 1994. This program involved IN VITRO and IN VIVO testing of AN 9 and AN 10, as well as the preparation and evaluation of additional derivatives of butyric acid. The research agreement granted Ansan an option to license exclusively any technology related to butyric acid conceived or reduced to practice as a result of the research program.

     Ansan has acquired, pursuant to a license agreement with Bar-Ilan (the "Bar-Ilan Agreement"), an exclusive, worldwide license to an issued United States patent and certain foreign patents, and patent applications covering novel analogs of butyric acid owned by Bar-Ilan University and Kupat Hulim Health Insurance Institution. The Bar-Ilan Agreement provides for the payment by Ansan to Bar-Ilan of royalties based on sales of products and processes incorporating the licensed technology, subject to minimum annual amounts commencing in 1995, as well as a percentage of any income derived from and sublicense of the licensed technology. Ansan must also pay all costs and expenses incurred in patent prosecution and maintenance. The minimum annual royalties for 1997 are $20,000 and increase annually to $60,000 for 1999.

     Ansan must also satisfy certain other terms and conditions set forth in the Bar-Ilan Agreement in order to retain its license rights thereunder, including the use of reasonable best efforts to bring any products developed under the Bar-Ilan Agreement to market, and to continue diligent marketing efforts for the life of the license, the timely commencement of toxicology testing on small and large animals, the development of and compliance with a detailed business plan and the timely payment of royalty fees.

     In May 1996, Ansan entered into a license agreement (the "BI Agreement") with Boehringer Ingleheim GmbH ("BI") pursuant to which Ansan acquired the exclusive right in the United States and the European Union to develop an intravenous formulation of the patented drug ApafantTM. The BI Agreement provides for the payment by Ansan to BI of future milestones and royalty payments. Under certain circumstances, BI can reacquire such rights and assume development and commercialization of the drug. In such event, BI is obligated to make certain milestone and royalty payments to Ansan.

     INGENEX

     Ingenex is a party to several license agreements with the University of Illinois at Chicago ("UIC") which grant Ingenex the exclusive worldwide license under certain issued patents and patent applications, including those relating to the GSX-TM- System, methods for preventing multi drug resistance and the human MDR1 gene (collectively, the "UIC Licenses"). The exclusive nature of the licenses is subject in certain instances to certain reservations, including the use of all or part of the subject matter of the licenses for research, education and other non-commercial purposes. In addition, Ingenex's rights under the MDR1 license are subject to a non-exclusive right granted to Burroughs-Wellcome to transfect cell lines with the MDR1 gene, and to use the transfectants for research purposes. Burroughs-Wellcome does not, however, have the right to sell or transfer the transfectants or any derivatives thereof, without the written authorization of UIC.

     The UIC Licenses provide for the payment of license issue fees totaling, in the aggregate, approximately $145,000 and a royalty to UIC based on sales of products and processes incorporating the licensed technology. Each UIC License also requires the payment of certain minimum amounts during the time periods provided therein. Furthermore, Ingenex will pay to UIC (i) royalties based on sublicensing income, (ii) a percentage of revenues from research relating to the subject matter of each UIC License that is performed on a contract basis for third parties and (iii) all costs and expenses associated with patent prosecution and maintenance. Ingenex must also satisfy certain other terms and conditions of the UIC Licenses in order to retain its license rights thereunder, including the use of best efforts to bring any products developed under the UIC Licenses to market, the development of and compliance with a detailed business plan, obtaining all necessary government approvals and the timely payment of license and royalty fees. In addition, Ingenex has the right in all instances to elect to assume control of patent prosecution of the licensed technology. However, Ingenex may determine that the benefits of filing for patent protection are outweighed by costs, security or other constraints. As a result, there can be no assurances that Ingenex will obtain or seek patent protection in all jurisdictions into which it sells products made under the licenses.

     Ingenex has obtained additional exclusive, worldwide licenses from UIC to foreign and domestic patent applications relating to genes and genetic elements associated with (i) sensitivity to cisplatin in human cells, (ii) neoplastic transformation and (iii) sensitivity to chemotherapeutic drugs along with the association of kinesin with chemotherapeutic drug sensitivity. Further development of the technologies to which the licensed patent applications relate will depend on the ability of Ingenex to enter into corporate partnering arrangements on acceptable terms. All three of these licenses are subject to certain rights of third parties for non-commercial research and educational purposes. These licenses provide for the payment of license issue fees totaling $50,000 ($10,000 of which has been paid through the date hereof), royalties based on sales of products and processes incorporating the licensed technology, subject to certain minimum annual amounts, and a percentage of all revenue received from any sublicense of the licensed technology. The obligations of Ingenex under these agreements are substantially similar to those contained in the UIC Licenses.

     Ingenex has acquired an exclusive license from MIT (the "MIT License") under an issued patent relating to the use of MDR genes for creating and selecting drug resistant mammalian cells. The license to Ingenex is subject to prior grants of (a) an irrevocable, royalty-free, nonexclusive license granted to the United States government, (b) non-exclusive licenses granted to Eli Lilly, Inc. and Genetics Institute, Inc. for research purposes and (c) non-exclusive, commercial licenses that may be granted pursuant to options granted to Eli Lilly, Inc. and Genetics Institute, Inc. to use aspects of the licensed technology but only to make products that do not incorporate genes claimed in the patent, proteins expressed by such genes or antibodies and inhibitors to such genes. The MIT License provides for the payment of royalties based on net sales of products and processes incorporating the licensed technology, subject to certain minimum annual amounts, a percentage of sublicensing income arising from the license of such products and processes, and the issuance to MIT of shares of Ingenex's Common Stock. Under the MIT License, Ingenex must also use reasonable best efforts to bring any products developed under the MIT License to market, develop and comply with a detailed business plan and make timely payment of license and royalty fees.

     In January 1995, Ingenex entered into an assignment and license back transaction pursuant to which Ingenex assigned its rights under the three primary UIC Licenses relating to the human MDR1 gene, methods for preventing multi-drug resistance and the GSX-TM- System and the MIT License (the "Assigned Licenses") to Aberlyn Capital Management Limited Partnership ("ACM") in exchange for payment of $2,000,000 from ACM to Ingenex (the "ACM Agreement"). Under the ACM Agreement, the rights under the Assigned Licenses are sublicensed back to Ingenex by ACM in consideration for six monthly payments of $25,000 beginning in February 1995 and 42 monthly payments of $60,060 thereafter (collectively, the "License Payments"). The License Payments may be prepaid at any time. After receipt by ACM of all amounts due under the License Payments, Ingenex may repurchase the Assigned Licenses from ACM for one dollar. In the event Ingenex defaults in its obligations with respect to the monthly License Payments, ACM will have the right to terminate the sublicense, in which event, Ingenex will lose all of its rights under the Assigned Licenses. Titan has guaranteed the obligations of Ingenex under the ACM Agreement.

     In October 1992, Ingenex acquired an exclusive, worldwide license (the "Baylor License") under United States and foreign patent applications assigned to Baylor College of Medicine relating to a modified tumor suppressor gene, the RB gene, including its use in conferring senescence to tumors that forms the basis of RB94. The Baylor License provides for royalties based on net sales of products and processes incorporating the licensed technology, subject to certain minimum annual amounts and a percentage of sublicensing income arising from the license of such products and processes. Under the Baylor License, Ingenex must use reasonable best efforts to bring any products developed under the Baylor License to market, develop and comply with a detailed business plan, fund research pursuant to the Baylor research agreement, commence a cancer therapy research program, make timely payment of royalty fees and pay all costs and expenses incurred in patent filing, prosecution and maintenance.

  THERACELL

     Theracell has acquired an exclusive, worldwide license under certain United States and foreign patent applications pursuant to a research and license agreement with New York University (the "NYU Agreement"). These patent applications relate to technology that enables cells of neural and paraneural origin to be transplanted into the mammalian brain by attaching such cells to a support matrix of microcarrier beads and implanting the beads into the CNS. The NYU Agreement provides for the payment of royalties based on net sales of products and processes incorporating licensed technology, as well as a percentage of any income it receives from any sublicense thereof. Theracell is also obligated to reimburse NYU for all costs and expenses incurred by NYU in filing, prosecuting and maintaining the licensed patents and patent applications.

     Theracell must satisfy certain other terms and conditions of the NYU Agreement in order to retain its license rights thereunder. These include, but are not limited to, the use of best efforts to bring licensed products to market as soon as commercially practicable and to diligently commercialize such products thereafter, the use of best efforts to carry out the performance of all efficacy, pharmaceutical, safety, toxicological and clinical tests and to obtain all appropriate governmental approvals for the production, use and sale of the licensed products, the development of and compliance with a detailed business plan, the timely payment of license and royalty fees and Theracell's timely payment of research funds (approximately $200,000 during 1997).

     In March 1996, Theracell acquired an exclusive, worldwide license under United States and foreign patent applications pursuant to a license agreement (the "USF Agreement") with the University of South Florida and the University of South Florida Research Foundation, Inc. (collectively, "USF"). These patent applications relate to the preparation and use of Sertoli cells for the treatment of neurodegenerative disorders. The USF Agreement provides for the payment of royalties based on net sales by Theracell or any sublicensees of products and processes incorporating licensed technology. Theracell is also obligated to reimburse USF for all costs and expenses incurred by USF in filing, prosecuting and maintaining the licensed patent rights. Theracell must satisfy certain other terms and conditions of the USF Agreement in order to retain its license rights thereunder. These include the development and introduction into clinical trials of at least one product within five years of such date and an additional product every two years thereafter until commercialization of one product, the timely payment of license and royalty fees and investment in the technology of operating capital aggregating at least $1,500,000 during the two years following the effective date.

  PRONEURA

     The Company has acquired from MIT and assigned to ProNeura an exclusive worldwide license to certain United States and foreign patents which expire in 2007 and 2009 and patent applications relating to the polymeric implantable drug delivery system (the "MIT License"). The MIT License requires ProNeura to invest at least $1,800,000 in operating capital toward development of products and processes covered by the MIT License over the 24 month period commencing September 1995. The MIT License provides for the payment by ProNeura of royalties based on sale of products and processes incorporating the licensed technology, as well as a percentage of income derived from sublicenses of the licensed technology.

     ProNeura must also satisfy certain other terms and conditions set forth in the MIT License in order to retain its license rights thereunder, including using its reasonable best efforts to obtain the necessary regulatory approvals to conduct clinical testing of the licensed technology and to market such products, if successfully developed, in the United States and Europe. The exclusive nature of the MIT License is also subject to the condition that ProNeura file an IND with the FDA by December 31, 1997.

  TRILEX

     Trilex has acquired an exclusive, worldwide license under certain United States and foreign patent applications pursuant to a license agreement with the University of Kentucky Research Foundation (the "Kentucky Agreement"). These patent applications relate to the anti-idiotypic antibodies known as 3H1, 1A7 and 11D10 and their fragments, derivatives or analogs. The Kentucky Agreement obligates Trilex to fund research at the University of Kentucky in the amount of $350,000 per year for five years. The Kentucky Agreement provides for the payment of certain license fees totaling up to a maximum of $370,000 as well as royalties based on net sales of licensed products by Trilex or any sublicensees. Trilex must also diligently pursue a vigorous development program with respect to the licensed technology in order to maintain its license rights under the Kentucky Agreement.

MANAGEMENT AND FINANCIAL SERVICES

     The Company has historically provided a full range of management services to its Operating Companies as follows:
     -  Executive Management and Administrative Services such as:
        - development of business strategies and plans
        - development of strategies and plans for raising capital
        - operational planning and implementation
        - investor relations

     -  Business Development Services such as:
        - seeking and negotiating technology licenses
        - seeking and negotiating corporate partnerships

        - seeking and negotiating equity investments

     -  Financial Services such as:
        - preparation of budget and financial statements
        - cash flow management
        - expenditure monitoring and control
        - bookkeeping services and managing external audit relationship
        - daily banking activities
        - processing payroll
        - compliance reporting
        - accounts payable management

     -  Human Resources Services such as:
        - recruiting
        - compensation consulting
        - labor law compliance and interfacing with government agencies
        - personnel documentation and benefit program administration

     The services utilized by any of the Operating Companies are based upon their respective needs and stages of development. The amount billed to each Operating Company for such services is based upon an estimate of the cost of providing such services and is fixed on an annual basis. Each Operating Company also pays for any out-of pocket expenses incurred by the Company in providing the services to the Operating Company.

PATENTS AND PROPRIETARY RIGHTS

   GENERAL

     The Company's success will depend, in part, on its ability, and the ability of the Operating Companies and their licensor(s), to obtain protection for their products and technologies under United States and foreign patent laws, to preserve their trade secrets, and to operate without infringing the proprietary rights of third parties. Titan and the Operating Companies have obtained rights to certain patents and patent applications and may, in the future, seek rights from third parties to additional patents and patent applications. There can be no assurance that patent applications relating to potential products or technologies, including those licensed from others, or that may be licensed in the future, will result in patents being issued, that any issued patents will afford adequate protection or not be challenged, invalidated, infringed, or circumvented, or that any rights granted thereunder will afford competitive advantages to the Company. Furthermore, there can be no assurance that others have not independently developed, or will not independently develop, similar products and/or technologies, duplicate any of the Company's products or technologies, or, if patents are issued to, or licensed by the Company, design around such patents.

     There can be no assurance that the validity of any of the patents licensed to Titan or the Operating Companies would be upheld if challenged by others in litigation or that the Company's activities would not infringe patents owned by others. The Company could incur substantial costs in defending itself and/or the Operating Companies in suits brought against them or any of their licensors, or in suits in which the Company may assert, against others, patents in which the Company has rights. Should the Company's products or technologies be found to infringe patents issued to third parties, the manufacture, use, and sale of such products could be enjoined and the Company could be required to pay substantial damages. In addition, the Company may be required to obtain licenses to patents or other proprietary rights of third parties, in connection with the development and use of their products and technologies. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on acceptable terms, if at all.

     The Company also relies on trade secrets and proprietary know-how, which it seeks to protect, in part, by confidentiality agreements with employees, consultants, advisors, and others. There can be no assurance that such employees, consultants, advisors, or others, will maintain the confidentiality of such trade secrets or proprietary information, or that the trade secrets or proprietary know-how of Titan and the Operating Companies will not otherwise become known or be independently developed by competitors in such a manner that the Company will have no practical recourse.

   ANSAN

     The Company is aware of the existence of prior art references which may affect the validity of certain claims in the Nudelman patent licensed by Ansan, which claims broadly cover AN 10, among other compounds. Reexamination of this patent by the U.S. Patent and Trademark Office ("PTO"), in light of these references, may be necessary to obtain valid claims which are both free of the prior art and which specifically cover AN 10. In the course of preparing for reexamination or otherwise, additional prior art may be uncovered which might affect the validity of such proposed narrow claims. Such art would need to be brought to the attention of the PTO in connection with any reexamination. Moreover, there can be no assurance that the PTO will grant a request for reexamination, or if granted, that such reexamination will result in the issuance of the desired claims. In any event, given that the already-uncovered prior art references relate to compounds but not to methods of treatment, the existence of such references would not, as a matter of U.S. patent law, be expected to affect any claims directed to the use of AN 10 to treat fetal hemoglobinopathies as covered in U.S. Patent No. 5,569,675 issued in October 1996, which the Company has licensed from Bar-Ilan.

     The Company also is aware of certain issued United States patents which appear to cover the administration of butyric acid, during gestation or infancy, to ameliorate BETA-globin disorders, including sickle cell anemia and BETA-thalassemia, by increasing the level of fetal hemoglobin. To the extent that AN 10 converts to butyric acid and in the event Ansan's commercial activities include administration of AN 10 during gestation and/or infancy, such activities could give rise to issues of infringement of such patents.

   INGENEX

     The Company is aware of a U.S. patent issued to a third party (the "Riordan patent") relating to a multidrug resistance. The Riordan patent describes the isolation of two DNA molecules that code for fractional portions of the hamster protein associated with multidrug resistance (the "hamster MDR-1 gene"). A patent licensed by Ingenex (the "Roninson patent") describes and claims the entire human MDR-1 gene, which is the DNA that codes for the entire protein associated with multidrug resistance in human cells. Nonetheless, the Riordan patent claims a DNA molecule coding for a protein, or a fragment of a protein, that is associated with multidrug resistance in living cells, including human cells. The Riordan patent has an earlier effective filing date than the Roninson patent, and there can be no assurance that the Riordan patent will not be asserted against Ingenex. Thus, it may be necessary for Ingenex to obtain a license under the Riordan patent to pursue commercialization of its proposed gene therapy products utilizing the MDR-1 gene. There can be no assurance that such a license, if required, will be made available to Ingenex, if at all, on terms acceptable to Ingenex. Failure to obtain such a license, if required, could have a material adverse effect on Ingenex.

     The Company also is aware of a U.S. patent issued to a third party (the "Anderson patent") relating to EX VIVO gene therapy. The Anderson patent is reported to be exclusively licensed to Genetics Therapy, Inc. The Company believes that the Anderson patent could be asserted to cover gene therapeutics developed by Ingenex, to the extent that the introduction of a gene into a subjects's cells is performed EX VIVO. In January 1996, it was reported that an interference proceeding had been instituted in the U.S. Patent and Trademark Office between the issued Anderson patent and two pending patent applications. Depending on the outcome of the interference, it may or may not be necessary for Ingenex to obtain a license from a party to the interference (or its licensee) to pursue commercialization of its proposed gene therapy products utilizing EX VIVO gene therapy. There can be no assurance that such a license, if required, will be made available to Ingenex, if at al, on terms acceptable to Ingenex. Failure to obtain such a license, if required, could have a material adverse effect on Ingenex.

     Ingenex has received notice that three companies, Chiron Corporation, Sandoz AG and Introgene NV, are opposing the grant of a European patent corresponding to the Roninson patent, which Ingenex has licensed from UIC, with claims directed to the human MDR-1 gene and gene fragments. While Ingenex, through its licensor, intends to vigorously respond to the oppositions, no assurance can be given as to the scope of the claims, if any, which the European Patent Office ultimately will find patentable.

     The Company is aware of the existence of a prior art reference (European Patent Application 0 259 031) ("EP 0 259 031"), which discloses a DNA sequence corresponding to the sequence of the RB94 DNA molecule that is claimed in an issued U.S. patent licensed by Ingenex from Baylor (the "Baylor patent"). The Baylor patent also contains claims directed to specific expression vectors containing these DNA molecules. Although a patent is presumed valid, there can be no assurance that the claims of the Baylor patent, if challenged, will not be found invalid. In any event, given that EP 0 259 031 relates to DNA molecules but not to methods of gene therapy, the existence of this reference alone would not, as a matter of U.S. law, be expected to affect the patentability of claims directed to the use of the RB94 DNA molecule in gene therapy for certain cancers, which gene therapy claims presently are pending in a related patent application licensed by Ingenex from Baylor.

   THERACELL

     The PTO has issued a notice of allowance on the core subject material of a patent application underlying the NYU License with Theracell and a U.S. Patent is expected to be issued shortly. An Australian patent on the core material of a patent application underlying the NYU License with Theracell was granted in May 1996. Prosecution of various divisional and continuation applications and their foreign counterparts continues satisfactorily; there can be no guarantee, however, that additional patents will be granted. The Company is also aware of an issued United States patent relating to a method for treating defective or diseased cells in the mammalian CNS by grafting genetically modified donor cells in the CNS (i.e., the brain), which cells can produce molecules (i.e., dopamine) in a sufficient amount to ameliorate the defect or disease. To the extent Theracell's commercial activities include the grafting of genetically modified donor cells, such activities could give rise to issues of infringement of this patent.

     The Company is aware of patent applications relating to use of Sertoli cells in transplantation filed by Research Corporation Technologies (RCT). These applications may affect validity of certain claims in the USF patent applications. The Company and USF believe they may have certain rights in the RCT patents. The exercise of these rights will depend on an inventorship determination, the outcome of which is uncertain at this time.

COMPETITION

     The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including major pharmaceutical companies and specialized biotechnology companies, are engaged in the development and commercialization of therapeutic agents designed for the treatment of the same diseases and disorders targeted by Titan and the Operating Companies. Many of the competitors of the Company have substantially greater financial and other resources, larger research and development staffs and more experience in the regulatory approval process. Moreover, potential competitors have or may have patent or other rights that conflict with patents covering technologies of Titan and the Operating Companies. In certain circumstances, it may be difficult or impossible for Titan or certain Operating Companies to obtain appropriate licenses, which would thereby hamper or prevent the commercialization of their proposed products. The failure to obtain such licenses could have a material adverse affect on the business, results of operations and financial condition of Titan and such Operating Companies, which in turn may have an adverse affect on the business, results of operations and financial condition of the Company.

     With regard to Ansan, the Company is aware that Alpha Therapeutics Corporation ("Alpha") is currently developing, alone and/or with a collaborative partner, through technology covered by certain patents held by Perrine, a butyrate-related treatment for blood disorders that would directly compete with Ansan's Novaheme-TM- product. There can be no assurance that Novaheme-TM- will prove to be more efficacious in the treatment of blood disorders than the drug under development by Alpha or that, in the event that Novaheme-TM- is approved for commercialization, that Novaheme-TM- will gain wider market acceptance than the Alpha product. In addition, Novaheme-TM- will face competition from hydroxyurea, a therapeutic agent currently marketed for other indications and which has just completed clinical testing for the treatment of blood disorders. Although Ansan believes that hydroxyurea will only have limited utility in the treatment of hemoglobinopathies since initial studies have shown it to be toxic and, in certain laboratory models, less effective than Novaheme-TM- at increasing the ex vivo expression of HbF levels, there can be no assurance that Novaheme-TM- will ultimately prove to be more efficacious at treating blood disorders than hydroxyurea or that, in the event that Novaheme-TM- is approved for commercialization, that it will gain wider market acceptance than hydroxyurea.

     With regard to Ingenex, the Company is aware of several development stage and established enterprises that are exploring the field of human gene therapy or are actively engaged in research and development in the area of multidrug resistance, including Genetix Pharmaceuticals, Inc. ("Genetix") and two research organizations receiving funding from the National Institutes of Health ("NIH"). There can be no assurance that Ingenex's MDRx1-TM- product will prove to be more efficacious as a gene therapy than any gene therapy under development by Genetix or either of the two research organizations. The Company is aware of other commercial entities that have produced gene therapy products used in human trials. Further, it is expected that competition in this field will intensify.

     With regard to Theracell, the Company is aware of several new drugs for Parkinson's disease that are in preclinical and clinical development. The Company is aware that Amgen is pursuing clinical trials in Parkinson's patients with GDNF and is collaborating with Medtronics, Inc. in its delivery to the CNS. In addition, the Company is aware of several well-funded public and private companies that are actively pursuing alternative cell transplant technologies, including Somatix Therapy Corporation ("Somatix"), CytoTherapeutics Inc. and Diacrin, Inc. The technology under development by Diacrin, Inc. involves using antibodies to eliminate the need for immunosuppression when transplanting fetal pig cells into Parkinson's patients, and would directly compete with Spheramine-TM-. There can be no assurance that any of the products under development by Somatix, CytoTherapeutics Inc. or Diacrin, Inc., or which might be developed by other entities, will not prove to be more efficacious in the treatment of Parkinson's disease than the product under development by Theracell.

     With regard to ProNeura, the Company is aware of an implantable therapeutic system being developed by ALZA Corporation. Additionally, companies such as Medtronic, Inc. are developing implantable pumps that could be used to infuse drugs into the CNS.

     With regard to Trilex, the Company is aware of several companies involved in the development of cancer therapeutics that target the same cancers as the products under development by Trilex. Such companies include Progenics, Biomira, AltaRex, Genentech, ImClone and Glaxo-Wellcome.

     With respect to the product candidate Iloperidone, a similar class of products are sold by Janssen Pharmaceuticals, Inc. and Eli Lilly, Inc., with other companies continuing to develop competing compounds.

     In addition to the foregoing, colleges, universities, governmental agencies and other public and private research organizations are likely to continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed, some of which may be directly competitive with the technologies being developed by the Company. These institutions also compete with the Company in recruiting highly qualified scientific personnel. The Company expects therapeutic developments in the areas of oncology and hematology to occur at a rapid rate and competition to intensify as advances in this field are made. Accordingly, the Company will be required to continue to devote substantial resources and efforts to research and development activities.

GOVERNMENT REGULATION

     The Company's research and development activities are, and the production and marketing of its products will be, subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products are subject to rigorous FDA review. The Federal, Food, Drug, and Cosmetic Act and other federal statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, recordkeeping, approval, advertising and promotion of such products. Noncompliance with applicable requirements can result in fines, recall or seizure of products, refusal to permit products to be imported into or exported out of the United States, refusal of the government to approve product approval applications or to allow a company to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

     In order to obtain FDA approval of a new drug, a company generally must submit proof of purity, potency, safety and efficacy, among others. In most cases, such proof entails extensive clinical and preclinical laboratory tests. The testing and preparation of necessary applications is expensive and may take several years to complete. There is no assurance that the FDA will act favorably or quickly in reviewing submitted applications, and significant difficulties or costs may be encountered by Titan and the Operating Companies in their efforts to obtain FDA approvals, which difficulties or costs could delay or preclude them from marketing any products they may develop. The processing of those applications by the FDA is a lengthy process and may also take several years. Any future failure to obtain or delay in obtaining such approvals could adversely affect the ability of Titan and the Operating Companies to market their proposed products. Moreover, even if regulatory approval is granted, such approval may include significant limitations on indicated uses for which any such products could be marketed. Further, a marketed drug and its manufacturer are subject to continued review, and later discovery of previously unknown problems may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. In addition, new government regulations may be established that could delay or prevent regulatory approval of the products under development.

     Among the conditions for clinical studies and IND approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to good manufacturing practices ("GMP"), which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, moneys and effort in the area of production and quality control to ensure full technical compliance.

     The FDA may also require post-marketing testing and surveillance of approved products, or place other conditions on their approvals. These requirements could cause it to be more difficult or expensive to sell the products, and could therefore restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which the Company will have the exclusive right to exploit such technologies.

     The procedure for obtaining FDA approval to market a new drug involves several steps. Initially, the manufacturer must conduct preclinical animal testing to demonstrate that the product does not pose an unreasonable risk to human subjects in clinical studies. Upon completion of such animal testing, an IND must be filed with the FDA before clinical studies may begin. An IND application consists of, among other things, information about the proposed clinical trials. Once the IND is approved (or if FDA fails to act within 30 days), the clinical trials may begin.

     Human clinical trials on drugs are typically conducted in three sequential phases, although the phases may overlap. Phase I trials typically consist of testing the product in a small number of healthy volunteers or in patients, primarily for safety in one or more doses. During Phase II, in addition to safety, the efficacy of the product is evaluated in up to several hundred patients and sometimes more. Phase III trials typically involve additional testing for safety and efficacy in an expanded patient population at multiple test sites. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time.

     The results of the preclinical and clinical testing on new drugs are submitted to the FDA in the form of a new drug application ("NDA") for new drugs. The NDA approval process requires substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may refuse to approve an NDA if applicable regulatory requirements are not satisfied. Product approvals, if granted, may be withdrawn if compliance with regulatory standards is not maintained or problems occur following initial marketing.

     Under guidelines established by NIH, deliberate transfers of recombinant DNA into human subjects conducted within NIH laboratories or with NIH funds must be approved by the NIH Director. The Director may approve a procedure if it is determined that no significant risk to health or the environment is presented. The NIH has established the Recombinant DNA Advisory Committee (the "RAC") to advise the NIH Director concerning approval of NIH-supported research involving the use of recombinant DNA. A proposal will be considered by the RAC only after the protocol has been approved by the investigator's local Institutional Review Board and other committees. Although the jurisdiction of the NIH applies only when NIH-funded research or facilities are involved in any aspect of the protocol, the RAC encourages all gene transfer protocols to be submitted for its review. The Company intends to comply with RAC and NIH guidelines even when it may not be subject to them.

     There can be no assurance that any required FDA or other governmental approval will be granted, or if granted, will not be withdrawn. Governmental regulation may prevent or substantially delay the marketing of the Operating Companies' proposed products, cause them to undertake costly procedures and furnish a competitive advantage to more substantially capitalized companies with which they expect to compete. In addition, the extent of potentially adverse government regulations which might arise from future administrative action or legislation cannot be predicted.

     The Company believes it is in compliance with all material applicable regulatory requirements.

  FOREIGN REGULATORY ISSUES

     Sales of pharmaceutical products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by a comparable regulatory authority of a foreign country must generally be obtained prior to the commencement of marketing in those countries. Although the time required to obtain such approval may be longer or shorter than that required for FDA approval, the requirements for FDA approval are among the most detailed in the world and FDA approval generally takes longer than foreign regulatory approvals.

EMPLOYEES

     The Company currently has ten full-time employees. Ingenex currently has 16 employees, Theracell currently has four employees and Trilex currently has nine employees. ProNeura currently has no full-time employees. The Company's future success depends in significant part upon the continued service of its key scientific personnel and executive officers, as well as those of the Operating Companies and all of such entities' continuing ability to attract and retain highly qualified scientific and managerial personnel. Competition for such personnel is intense and there can be no assurance that key employees can be retained or that other highly qualified technical and managerial personnel can be retained in the future.

     None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company has a four year lease, expiring in April 2000, for approximately 3,800 square feet of office space in South San Francisco, California. The monthly rental payment is $6,185. Ingenex has a three year lease, expiring in March 1999, for approximately 22,700 square feet of space in Menlo Park, California that includes laboratories, offices and warehouse space. The base rent is $27,200 per month. Theracell has a three year lease, expiring in August 1999, for approximately 1,900 square feet of space in Somerville, New Jersey, at a monthly rental payment of $3,362. Trilex has a five year lease, expiring in August 2000, for approximately 3,600 square feet in Scottsdale, Arizona at a monthly rental payment of $6,788.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     On October 18, 1996, the Company held its Annual Meeting of shareholders. Matters voted upon at the meeting and the number of affirmative votes, negative votes, withheld votes and abstentions cast with respect to each such matter were as follows:

                                             Affirmative        Withheld
                                                Votes             Votes
                                             -----------        --------
1.  Election of the Company's Directors:

    Louis R. Bucalo, M.D.                     6,534,243           6,770
    Ernst-Gunter Afting, M.D., Ph.D.          6,534,243           6,770
    Michael K. Hsu                            6,534,243           6,770
    Hubert Huckel, M.D.                       6,531,843           9,170
    Marvin E. Jaffe, M.D.                     6,534,243           6,770
    Peter M. Kash                             6,534,243           6,770
    Lindsay A. Rosenwald, M.D.                6,534,243           6,770
    Konrad M. Weis, Ph.D.                     6,531,843           9,170
    Kenneth J. Widder, M.D.                   6,534,243           6,770

                                             Affirmative        Withheld
                                                Votes             Votes        Abstentions
                                             -----------        --------       -----------
2.  Approval of an amendment to the
    Company's 1995 Stock Option Plan:         5,861,928          529,582          81,498

3.  Approval and ratification of the
    appointment of Ernst & Young LLP
    as independent auditors:                  6,113,450          296,612         130,951

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) The Company's Units, Common Stock and Warrants trade on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbols TTNPU, TTNP and TTNPW, respectively, since January 18, 1996. The following sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock as reported by The Nasdaq Stock Market:

                                         HIGH         LOW
                                         ----         ---
     1996
     ----
     First Quarter (from January 18) .  $ 8.375     $ 3.00
     Second Quarter. . . . . . . . . .  $13.00      $ 7.50
     Third Quarter . . . . . . . . . .  $12.25      $10.0625
     Fourth Quarter. . . . . . . . . .  $12.00      $ 8.25

     1997
     ----
     First Quarter (through March 25).  $ 9.25      $ 2.625

     (b) The number of holders of record of the Company's Common Stock as of March 26, 1997 is 456.

     (c) The Company has never paid a cash dividend on its Common Stock and does not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion contains certain forward-looking statements, within the meaning of the "safe harbor" provisions of the Private Securities Reform Act of 1995, the attainment of which involves various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to, among other factors, the results of ongoing research and development activities and preclinical testing, the results of clinical trials and the availability of additional financing through corporate partnering arrangements or otherwise.

RESULTS OF OPERATIONS

     Since its inception, the Company's efforts have been principally devoted to acquiring licenses and technologies, research and development, securing patent protection and raising capital. The Company has had no significant revenue and has incurred an accumulated deficit through December 31, 1996 of $44,100,000. These losses have resulted from expenditures for research and development and general and administrative activities including legal and professional activities, and are expected to continue for the foreseeable future. Through December 31, 1996, research and development expenses totaled $28,266,000, and general and administrative expenses totaled $11,828,000. Approximately $6,553,000 of such expenses were incurred in connection with the activities of a subsidiary, Geneic Sciences, Inc. ("Geneic"), which ceased operations in 1995.

     Total revenues for the year ended December 31, 1996 ("1996") were $259,000 and $140,000 for the year ended December 31, 1995 ("1995") from National Institutes of Health grants.

     Research and development expenses for 1996 were $5,567,000, as compared to $5,888,000 for 1995, a decrease of $321,000, or 5%. The decrease reflects the deconsolidation of Ansan effective August 1995, the cessation of operations by Geneic in September 1995 and the completion of certain sponsored research for Ingenex in 1995, offset by the addition of ProNeura in late 1995 and Trilex in May 1996.

     General and administrative expenses for 1996 were $5,264,000, as compared to $3,658,000 for 1995, an increase of $1,606,000, or 44%. The increase includes $805,000 reflecting the addition of Trilex in May 1996, as well as $688,000 of expenses incurred by Ingenex in conjunction with a financing that was terminated.

     As a result of the foregoing expenses, the Company incurred an operating loss of $12,856,000 during 1996 compared with $11,693,000 during 1995. The Company expects to continue to incur substantial research and development costs in the future as a result of funding ongoing (i) research and development programs for itself and the Operating Companies, (ii) manufacturing of products for use in clinical trials, (iii) patent and regulatory related expenses, and (iv) preclinical and clinical testing. The Company also expects that general and administrative costs necessary to support such research and development activities will increase. The Company will also seek to identify new technologies and/or product candidates for possible in-licensing or acquisition. Accordingly, the Company expects to incur increasing operating losses for the foreseeable future. There can be no assurance that the Company will ever achieve profitable operations.

     Other income includes interest income of $716,000 during 1996 as compared to $68,000 during 1995. This increase was a result of a substantial increase in the amount of cash and short-term investments subsequent to the Company's IPO in January 1996 and a private placement completed in August 1996 (the "Private Placement"). Interest expense was $2,011,000 during 1996 as compared to $1,899,000 for 1995. Approximately $1,408,000 of the 1996 expense reflects a non-recurring charge due to the repayment in January 1996 of notes issued in a bridge financing ("Bridge Notes"). This non-recurring charge represents the unamortized portion of the $1,800,000 debt discount and $458,000 of debt issuance costs relating to the Bridge Notes.

     Other income for 1996 and 1995 also includes $999,000 and $457,000, respectively, of losses representing the Company's share of Ansan's losses.

     Effective December 31, 1996, the Company entered into an exclusive license agreement for the commercial rights to the product Iloperidone with HMR. Under the agreement, the Company agreed to pay HMR an upfront license fee of $9,500,000 payable in cash and stock. See "Liquidity and Capital Resources" below.

     Upon completion of the IPO, the Company's previously outstanding shares of preferred stock were converted automatically into shares of Common Stock at adjusted conversion prices per common share less than the public offering price per common share. The deemed benefit to the preferred stockholders approximated $5,400,000 which deemed benefit was recorded by offsetting charges and credits to additional paid-in capital at the time of conversion. There was no effect on net loss or pro forma net loss per share from the mandatory conversion. However, the amount increased the loss allocable to common stock in the calculation of net loss per share in the period of the conversion.

     The Company's business is subject to significant risks including, but not limited to, the success of its research and development efforts, obtaining and enforcing patents important to the Company's business, competition from other products and lengthy as well as expensive regulatory approval process. There can be no assurance that Titan or any of the Operating Companies will have the resources necessary to conduct the several phases of clinical testing in human subjects necessary to complete development and to commercialize any products. The Company's strategy will continue to be to seek public or private financing for the Operating Companies through the sale of securities, corporate partnering arrangements or the sale of product or technology rights at such time as their stage of development and working capital requirements permit such outside financing in order to reduce their financial dependence on Titan and enable the Company to continue to expand its product portfolio through acquisitions. There can be no assurance that financing from such sources or others will be available to any of the Operating Companies. Additional expenses, delays, and losses of opportunity that may arise out of these and other risks could have a material adverse impact on the Company's financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     In January 1996, the Company completed the IPO which resulted in net proceeds to the Company of $8,622,000 after payment of underwriting discounts, a non-accountable expense allowance to the underwriter and other expenses of the offering and the repayment of the Bridge Notes and the Ingenex Notes, details of which are provided below. In February 1996, the underwriter of the Company's IPO exercised its overallotment option and purchased an additional 480,000 units, resulting in net proceeds to the Company, after discounts and commissions to the underwriter, of $2,160,000.

     On July 31 and August 2, 1996, the Company completed the Private Placement which resulted in net proceeds to the Company of approximately $13,740,000 after payment of placement agent fees and other expenses of the Private Placement.

     Titan is party to a master capital equipment lease with respect to which the Operating Companies have entered into a sublease and assignment with Titan. At December 31, 1996, the amount outstanding under the equipment lease was $747,138 with monthly payments of $30,459. Titan has also guaranteed the obligations of Ingenex under an assignment and sublicense agreement pursuant to which Ingenex received $2,000,000 in financing in January 1995. Such agreement currently provides for monthly payments of $60,060 through January 1999. At December 31, 1996, the amount outstanding under the agreement was $1,289,313.

     Titan and the Operating Companies have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. The aggregate commitments the Company has under these agreements, including minimum lease payments, for the next 12 months is approximately $2,356,000. Certain of the licenses provide for the payment of royalties by the Company on future product sales, if any. In addition, in order to maintain license and other rights during product development, the Company must comply with various conditions including the payment of patent related costs and obtaining additional equity investments by specified dates.

     Effective December 31, 1996, Titan entered into the HMR Agreement pursuant to which the Company agreed to pay HMR an upfront license fee of $9,500,000, payable as follows: (i) $2,000,000 in cash on January 20, 1997;
(ii) the issuance $5,500,000 of common stock (594,595 shares) on January 20, 1997; (iii) and $2,000,000 in cash on July 18, 1997. During the period from September 1997 through January 1999, the Company shall be obligated to pay to HMR the difference between $5.5 million and the net proceeds, if any, received by HMR upon sale of the above mentioned common stock. The HMR Agreement also provides for substantial future late stage milestone payments to HMR, as well as royalty payments on net sales, if any. The Company is seeking financing through the sale of equity securities and/or corporate partnering arrangements to fund the further development of Iloperidone. In the event the Company is unable to obtain the substantial additional funds necessary to continue development of Iloperidone, it may lose its rights under the HMR Agreement.

     Titan and the Operating Companies have not elected to file a consolidated federal tax return. At December 31, 1996, the Company had consolidated net operating loss carryforwards for Federal income tax purposes of $33,300,000, of which approximately $29,900,000 is attributable to the Operating Companies (excluding Ansan). The net operating loss and credit carryforwards expire from 2008 through 2011. Utilization of net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986.

     In March 1997, Titan and Ansan entered into an agreement for financing pursuant to which Titan advanced Ansan $1,000,000 in return for a debenture (the "Debenture") which is convertible at any time prior to June 21, 1997 into 333,333 shares of Ansan common stock. The Debenture bears interest at prime plus 2% and is due in March 1998. In connection with the issuance of the Debenture, Ansan granted Titan an option (the "First Option") to acquire an additional 333,333 shares of Ansan common stock for an aggregate purchase price of $1,000,000. The First Option expires on June 21, 1997.

     In the event the Debenture is converted to equity, Ansan will grant to Titan two additional options (respectively, the "Second Option" and the "Third Option"). The Second Option will be exercisable for two years from the date of grant to purchase up to 1,630,000 shares of Ansan common stock at an exercise price of $3.75 per share. The Third Option will be exercisable through August 8, 2000 to purchase up to 500,000 additional shares at an exercise price of $6.50 per share. Titan will be obligated to exercise the Second Option for the purchase of specified numbers of shares in the event Titan's outstanding Class A Warrants are exercised, provided Ansan has not completed public or private equity financings resulting in specified gross proceeds prior to the date such a purchase obligation arises.

     The Company expects to continue to incur substantial additional operating losses from costs related to continuation and expansion of research and development, clinical trials, and increased administrative and fund raising activities over at least the next several years. While the Company believes that the proceeds of the IPO and the Private Placement will be sufficient to sustain its planned operations through approximately the end of 1997 (assuming alternative financing is obtained to fund Iloperidone), the Company will be required to seek additional financing to continue its activities beyond that period. However, the Company's capital requirements may change depending on numerous factors including, but not limited to, the progress of the Company's research and development programs, the results of clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of the Company's products, and the status of competitive products. In addition, expenditures will be dependent on the establishment of collaborative relationships with other companies, the availability of financing, and other factors. In any event, the Company anticipates that it will require substantial additional financing in the future. There can be no assurance as to the availability or terms of any required additional financing, when and if needed. In the event that the Company fails to raise any funds it requires, it may be necessary for the Company to outlicense rights it would prefer to retain or significantly curtail its activities or cease operations.

ITEM 7.  FINANCIAL STATEMENTS.

     See Index to Consolidated Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following sets forth the names, ages and positions of the executive officers and directors of the Company.

      Name                          Age         Position
      ----                          ---         --------
Louis R. Bucalo, M.D (1). . . . . . 38   President, Chief Executive Officer and Director
Sunil Bhonsle . . . . . . . . . . . 46   Executive Vice President and Chief Operating
                                          Officer
Richard C. Allen, Ph.D. . . . . . . 52   Executive Vice President
Robert E. Farrell . . . . . . . . . 46   Executive Vice President and Chief Financial
                                          Officer
Michael K. Hsu (2). . . . . . . . . 46   Director
Hubert Huckel, M.D.(3). . . . . . . 64   Director
Marvin Jaffe, M.D.(2) . . . . . . . 60   Director
Lindsay A. Rosenwald, M.D.(1)(3). . 40   Director
Konrad M. Weis, Ph.D.(1) . .  . . . 67   Director
Kenneth J. Widder, M.D.(1)(3) . . . 42   Director
Ernst-Gunter Afting, M.D., Ph.D.  . 53   Director

_________________
(1)  Member of Executive Committee
(2)  Member of Audit Committee
(3)  Member of Compensation Committee

     LOUIS R. BUCALO, M.D., is a co-founder of the Company and of each of the Operating Companies and has served as the Company's President and Chief Executive Officer since January 1993. Dr. Bucalo has served as a director of the Company since March 1993. Dr. Bucalo also serves as Chairman of the Board of each of the Operating Companies, except Theracell, and as Chief Executive Officer of ProNeura. From July 1990 to April 1992, Dr. Bucalo was Associate Director of Clinical Research at Genentech, Inc., a biotechnology company. Dr. Bucalo holds an M.D. from Stanford University and a B.A. in biochemistry from Harvard University.

     SUNIL BHONSLE joined the Company as Executive Vice President and Chief Operating Officer in September 1995. Mr. Bhonsle served in various positions, including Vice President and General Manager, Plasma Supply and Manager, Inventory and Technical Planning, at Bayer Corporation from July 1975 until April 1995. Mr. Bhonsle holds an M.B.A. from the University of California at Berkeley and a B.Tech. in chemical engineering from the Indian Institute of Technology.

     RICHARD C. ALLEN, PH.D., joined the Company in August 1995. He also currently serves as President and Chief Executive Officer of Theracell, which he joined in January 1995 and President and Chief Operating Officer of ProNeura. From 1974 until December 1994, Dr. Allen was employed by Hoechst-Roussel Pharmaceuticals, Inc. in various capacities serving last as Vice President and General Manager of the Neuroscience Strategic Business Unit from June 1991 to December 1994. Dr. Allen holds a Ph.D. in medicinal chemistry and a B.S. in pharmacy from the Medical College of Virginia.

     ROBERT E. FARRELL joined the Company as Executive Vice President and Chief Financial Officer in September 1996. Mr. Farrell was employed by Fresenius USA, Inc. from 1991 until August 1996 where he served in various capacities, including Vice President Administration, Chief Financial Officer and General Counsel. His last position was Corporate Group Vice President.

     MICHAEL K. HSU has served as a director of the Company since March 1993. He currently serves as Director of Corporate Finance of National Securities Corporation. Mr. Hsu has been the United States biotechnology venture capital representative for the government of Taiwan, Republic of China for the past 10 years. From November 1994 through October 1995, he served as Director - Corporate Finance of Coleman and Company Securities. Since March 1989, Mr. Hsu has served as President of APS Bioventures Co., which, until November 1994, was an investment banking division of RAS Securities Corp. Mr. Hsu previously held various executive positions with Steinberg and Lyman Health Care Company, Ventana Venture
Growth Fund, Asian Pacific Venture Group (Thailand) and D. Blech Company.

     HUBERT HUCKEL., M.D. has served as a director of the Company since October 1995. From 1964 until his retirement in December 1992, Dr. Huckel served in various positions with The Hoechst Group. At the time of his retirement, he was Chairman of the Board of Hoechst-Roussel Pharmaceuticals, Inc., Chairman and President of Hoechst-Roussel Agri-Vet Company and a member of the Executive Committee of Hoechst Celanese Corporation. He currently serves on the Board of Directors of Royce Laboratories, Inc. and Sano Corporation.

     MARVIN JAFFE, M.D. has served as a director of the Company since October 1995. From 1988 until April 1994, Dr. Jaffe served as President of R.W. Johnson Pharmaceutical Research Institute where he was responsible for the research and development activities in support of a number of Johnson & Johnson companies, including ORTHO-McNeil Pharmaceuticals, ORTHO Biotech and CILAG. From 1970 until 1988, he was Senior Vice President of Merck Research Laboratories. He currently serves on the Board of Directors of Chiroscience, plc and Immunomedics, Inc.

     LINDSAY A. ROSENWALD, M.D., is a co-founder of the Company and has served as a director of the Company since March 1993. Dr. Rosenwald co-founded Interneuron Pharmaceuticals, Inc. and has served as its Chairman since February 1989. Dr. Rosenwald has been the Chairman and President of The Castle Group, Ltd., a New York medical venture capital firm ("Castle"), since October 1991, and the Chairman and President of Paramount Capital, Inc., an investment banking firm, since February 1992. In June 1994, Dr. Rosenwald founded Aries Financial Services, Inc., a money management firm specializing in the health sciences industry. From 1987 to September 1991, Dr. Rosenwald was a Managing Director, Corporate Finance at D.H. Blair & Co., Inc. Dr. Rosenwald also is a director of the following publicly-traded pharmaceutical biotechnology companies: Ansan Pharmaceuticals, Inc., Avigen, Inc., Atlantic Pharmaceuticals, Inc., BioCryst Pharmaceuticals, Inc., Neose Technologies, Inc., Sparta Pharmaceuticals, Inc., VimRx Pharmaceuticals, Inc. and Xenometrix, Inc., and is a director of a number of privately-held companies founded by Castle in the biotechnology or pharmaceutical fields.

     KONRAD M. WEIS, PH.D., has served as a director of the Company since March 1993. Dr. Weis is Honorary Chairman, and former President and Chief Executive Officer of Bayer Corporation. Dr. Weis serves as a director of PNC Equity Management Company, Michael Baker Company and Dravo Company.

     KENNETH J. WIDDER, M.D. has served as a director of the Company since March 1993. Dr. Widder is Chairman and Chief Executive Officer of Molecular Biosystems, Inc. Dr. Widder serves on the Board of Directors of Wilshire Technologies, Inc. and Digivision.

     ERNST-GUNTER AFTING, M.D., PH.D., has served as a director of the Company since May 1996. Dr. Afting has served as the President of the GSF-National Center for Environment and Health, a government research center in Germany since 1995. From 1984 until 1995, he was employed in various capacities by the Hoechst Group, serving as Divisional Head of the Pharmaceuticals Division of the Hoechst Group from 1991 to 1993 and as President and Chief Executive Officer of Roussel Uclaf (a majority stockholder of Hoechst AG) in Paris from 1993 until 1995.

     Directors serve until the next meeting or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment. See "Management - Employment Agreements."

DIRECTOR COMPENSATION

     Non-employee directors receive $2,000 for each Board and committee meeting attended and are reimbursed for their expenses in attending such meetings. Directors are not precluded from serving the Company in any other capacity and receiving compensation therefor. In addition, directors are entitled to receive options ("Director Options") pursuant to the Company's 1995 Stock Option Plan. Director Options are exercisable in four equal annual installments commencing six months from the date of grant and expire the earlier of 10 years after the date of grant or 90 days after the termination of the director's service on the Board of Directors. In January 1996, each of the Company's directors other than Dr. Afting received Director Options to purchase 10,000 shares of Common Stock at an exercise price of $5.00 per share. Dr. Afting received Director Options to purchase 10,000 shares of Common Stock at an exercise price of $8.50 per share when he joined the Board of Directors in May 1996. See "Management - Stock Option Plans."

BOARD COMMITTEES AND DESIGNATED DIRECTORS

     The Board of Directors has an Executive Committee, a Compensation Committee and an Audit Committee. The Executive Committee exercises all the power and authority of the Board of Directors in the management of the Company between Board meetings, to the extent permitted by law. The Compensation Committee makes recommendations to the Board concerning salaries and incentive compensation for officers and employees of the Company and may administer the Company's 1995 Stock Option Plan. See "Management - Stock Option Plans." The Audit Committee reviews the results and scope of the audit and other accounting related matters.

     The Company has agreed, if requested by D. H. Blair Investment Banking Corp. ("Blair"), to nominate a designee of Blair to the Company's Board of Directors for a period of five years ending January 18, 2001.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

     Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10.    EXECUTIVE COMPENSATION.

          The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Chief Executive Officer and to executive officers whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 1996 (collectively, the "named executive officers") for services during the fiscal years ended December 31, 1996, 1995 and 1994:

                           SUMMARY COMPENSATION TABLE


     COMPENSATION NAME                                            ANNUAL COMPENSATION
  AND PRINCIPAL POSITION                                     YEAR         SALARY      BONUS
  ----------------------                                     ----         ------      -----
Louis R. Bucalo.........................................     1996       $210,000      $42,000(3)
 President and Chief Executive Officer..................     1995       $188,000(1)   $     0
                                                             1994       $206,000(1)   $35,000

Sunil Bhonsle...........................................     1996       $185,000      $ 9,250(3)
 Executive Vice President and COO.......................     1995       $ 50,104      $     0
                                                             1994       $      0      $     0

Richard C. Allen........................................     1996       $185,000      $15,500(3)
 Executive Vice President (2) ..........................     1995       $166,000      $     0
                                                             1994       $      0      $     0

____________

(1) A portion of the cash compensation paid to Dr. Bucalo was allocable to the Operating Companies during 1995 and 1994 pursuant to management services arrangements between them and the Company. See "Certain Relationships and Related Transactions."

(2) Dr. Allen also serves as President and Chief Executive Officer of Theracell and President and Chief Operating Officer of ProNeura. Dr.
     Allen receives his entire salary from Theracell which he joined in January 1995.

(3) Bonuses pertain to fiscal year 1995 and have been accrued by the Company. Payment of bonuses is dependent upon a number of factors, including the exercise of the Company's Class A Warrants.

                        OPTION GRANTS IN LAST FISCAL YEAR

     The following table contains information concerning the stock option grants made to the named executive officers during the fiscal year ended December 31, 1996. No stock appreciation rights were granted to these individuals during such year.
                                       INDIVIDUAL GRANT SECURITIES
                                       ---------------------------
                    NUMBER OF
                    UNDERLYING   % OF TOTAL
                     OPTIONS   OPTIONS GRANTED    EXERCISE OR
                     GRANTED    TO EMPLOYEES IN   BASE PRICE   EXPIRATION
        NAME            (#)      FISCAL YEAR      ($/SH) (1)      DATE
        ----        ---------- ----------------   ------------ ----------
Louis R. Bucalo.....   10,000       1.0%            $  5.00    01/18/2001
                      104,100      10.2%            $  7.13    04/02/2006
                      433,088      42.6%            $ 10.75    08/06/2006
Sunil Bhonsle.......   42,200       4.2%            $  7.13    04/02/2006
                      175,086      17.2%            $ 10.75    08/06/2006
Richard C. Allen....   13,700       1.3%            $  7.13    04/02/2006
                       61,961       6.1%            $ 10.75    08/06/2006
__________________

(1) The exercise price may be paid in cash, in shares of Common Stock valued at the fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchase shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares, together with any federal and state income tax liability incurred by the optionee in connection with such exercise.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1996 with respect to the named executive officers. No stock appreciation rights were exercised during such year or were outstanding at the end of the year.

                                            NUMBER OF SECURITIES                 VALUE OF
                                          UNDERLYING UNEXERCISED         UNEXERCISED IN-THE-MONEY
                           SHARES         OPTIONS AT FY-END (#)            OPTIONS AT FY-END (1)
                          ACQUIRED       -----------------------------  --------------------------
                        ON EXERCISE (2)  EXERCISABLE  UNEXERCISABLE(2)  EXERCISABLE  UNEXERCISABLE
Louis R. Bucalo........      -0-          113,640        515,303          $470,461       $304,875
Sunil Bhonsle..........      -0-           50,576        282,523          $207,653       $638,721
Richard C. Allen.......      -0-           47,415         86,152          $109,107       $305,789

________________
(1) Based on the fair value of the Company's Common Stock at year-end, $8.25 per share, less the exercise price payable for such shares.

(2) Options are immediately exercisable for some option shares; however, since a portion of the shares purchasable upon exercise of the options are subject to repurchase by the Company at the original exercise price per share upon the optionee's cessation of service, such options are deemed unexercisable for purposes of this table.

EMPLOYMENT AGREEMENTS

     The Company is a party to employment agreements with each of Dr. Bucalo, President and Chief Executive Officer of the Company, Sunil Bhonsle, Executive Vice President and Chief Operating Officer of the Company, Robert E. Farrell, Executive Vice President and Chief Financial Officer of the Company, and Richard
C. Allen, Executive Vice President of the Company. The agreement with Dr. Bucalo expires in February 1999 and provides for a current base annual salary of $210,000, subject to annual increases of 5% and bonuses of up to 20% at the discretion of the Board of Directors. In the event of the termination of the agreement with Dr. Bucalo, other than for reasons specified therein, the Company is obligated to make severance payments equal to his base annual salary for the greater of the balance of the term of the agreement or 18 months. The agreement with Mr. Bhonsle provides for a base annual salary of $185,000 subject to automatic annual increases, based on increases in the consumer price index, and bonuses of up to 20% at the discretion of the Board of Directors. In the event Mr. Bhonsle's employment is terminated other than for "good cause" (as defined), the Company is obligated to make severance payments equal to his base annual salary for up to nine months. Mr. Bhonsle has also been granted certain options that vest over five years if he remains employed by the Company. The agreement with Mr. Farrell provides for a base annual salary of $185,000 subject to automatic annual increases, based on increases in the consumer price index, and bonuses of up to 20% at the discretion of the Board of Directors. In the event Mr. Farrell's employment is terminated other than for "good cause" (as defined), the Company is obligated to make severance payments equal to his base annual salary for between six and nine months. Dr. Allen receives no salary from the Company
(his primary compensation is from Theracell) but has been granted certain stock options which vest over five years if he remains employed by the Company. All of the foregoing agreements contain confidentiality provisions.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 25, 1997, certain information concerning the beneficial ownership of the Company's Common Stock by (i) each shareholder known by the Company to own beneficially five percent or more of the outstanding Common Stock of the Company; (ii) each director; (iii) each executive officer of the Company; and (iv) all executive officers and directors of the Company as a group, and their percentage ownership and voting power.

                                                 SHARES BENEFICIALLY  PERCENT OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER (1)              OWNED (2)       BENEFICIALLY OWNED
----------------------------------------         -------------------  ------------------
Louis R. Bucalo, M.D.                                404,714 (3)          3.1%
Sunil Bhonsle                                        160,068 (4)          1.2%
Robert E. Farrell                                          -                 -
Richard Allen Ph.D.                                   97,760 (4)             *
Lindsay A. Rosenwald, M.D.                           660,034 (5)          5.0%
Michael K. Hsu                                       22,346 (6)             *
Hubert Huckel, M.D.                                   2,500 (4)             *
Marvin Jaffe, M.D.                                    2,500 (4)             *
Konrad M. Weis, Ph.D.                                51,852 (7)             *
Kenneth J. Widder, M.D.                              15,237 (7)             *
Ernst-Gunter Afting, Ph.D.                                -                 -
Invesco Trust Company                             1,220,538 (8)         9.36%
 7800 E. Union Avenue
 Denver, CO  80237
All executive officers and directors
 as a group (11) persons                          1,417,011 (9)         10.3%

__________________
*Less than one percent.

(1) Unless otherwise indicated, the address of such individual is c/o Titan Pharmaceuticals, Inc., 400 Oyster Point Boulevard, Suite 505, South San Francisco, California 94080.

(2) In computing the number of shares beneficially owned by a person and the percentage ownership of a person, shares of Common Stock of the Company subject to options held by that person that are currently exercisable or exercisable within 60 days are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock.

(3)  Includes 194,483 shares issuable upon exercise of outstanding options.

(4)  Represents shares issuable upon exercise of outstanding options.

(5)  Includes (i) 90,084 shares held by entities owned by Mr. Rosenwald, and
     (ii) 267,154 shares issuable upon exercise of outstanding options and warrants. Does not include (i) 94,589 shares held by his wife; (ii) 40,536 shares held by his wife in trust for the benefit of their children; (iii) 585,718 shares held by or underlying warrants held by Venturetek L.P., a limited partnership, the limited partners of which include Dr. Rosenwald's wife and children; or (iv) shares underlying Class A Warrants held by The Aries Trust and The Aries Domestic Fund L.P. as to which Dr. Rosenwald serves as investment manager and President of the general partner, respectively. Dr. Rosenwald disclaims beneficial ownership as to all of such shares. See "Certain Transactions."

(6)  Includes 11,314 shares issuable upon exercise of outstanding options.

(7)  Includes 7,617 shares issuable upon exercise of outstanding options.

(8) Represents shares held by three mutual funds managed by Invesco Funds Group, Inc. or Invesco Trust Company.

(9)  See Notes (3) through (7) above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In March and April 1993, the Company borrowed an aggregate of $700,000 from Dr. Lindsay A. Rosenwald, the co-founder and a director of the Company. The loan was evidenced by a 10% promissory note payable on demand. Dr. Rosenwald received warrants which are currently exercisable to purchase an aggregate of 20,355 shares of Common Stock at an exercise price of $4.50 per share. In June 1995, the note, together with accrued interest, was canceled in consideration of the issuance to Dr. Rosenwald of shares of Series A Preferred Stock which subsequently converted into 215,135 shares of Common Stock.

     In April and May 1993, Dr. Rosenwald made loans to the Company in the aggregate principal amount of $1,014,000. Such loans were repaid, together with accrued interest at the rate of 7% per annum, from the proceeds of the private placement of Series A Preferred Stock described below.

     Between July and November 1993, Paramount Capital, Inc. ("Paramount") acted as placement agent in connection with the Company's private placement of Series A Preferred Stock. Paramount received $1,729,575 in commissions and a $576,525 expense allowance in consideration for its services. In addition, designees of Paramount received warrants to purchase Series A Preferred Stock in connection with the private placement which currently represent warrants to purchase an aggregate of 469,107 shares of Common Stock exercisable at $4.50 per share. Dr. Rosenwald, a director of the Company, serves as the President and Chairman of Paramount. Dr. Rosenwald received warrants to purchase 221,221 of the aforementioned shares of Common Stock.

     In January 1995, the Company agreed to issue warrants to purchase an aggregate of 7,395 shares of Common Stock at an exercise price of $3.25 per share to Ray Dirks Research ("RDR") or its designees for services rendered in connection with a license transaction. Michael Hsu, a director of the Company, serves as a consultant to RDR and received one-half of such warrants.

     In February 1995, Paramount acted as placement agent in connection with the Company's private placement of Series B Preferred Stock. Paramount received $103,125 in commissions and a $45,375 expense allowance for services rendered in connection with such private placement. In addition, designees of Paramount received Series B Preferred Stock purchase warrants which currently represent warrants to purchase an aggregate of 46,350 shares of Common Stock at an exercise price of $3.92 per share. Dr. Rosenwald received warrants to purchase 17,961 of such shares.

     Between August and October 1995, The Aries Domestic Fund L.P. and The Aries Trust loaned the Company an aggregate of $250,000 evidenced by the promissory notes (the "Investor Notes") which bore interest at the rate of 12% per annum and were payable on the earlier of the closing of an initial public offering or one year from the date of issuance. In accordance with their terms, the principal amount of the Investor Notes was converted into $250,000 principal amount of Bridge Notes and 125,000 warrants as part of the Bridge Financing. Accrued interest on the Investor Notes was repaid in January 1996. Repayment of the principal and accrued interest on the Bridge Notes was made upon completion of the Company's IPO. Dr. Rosenwald is the President of the general partner of The Aries Domestic Fund L.P. and serves as investment manager for The Aries Trust.

     The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. The Company has adopted a policy that all future transactions, including loans, between the Company and its officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties

     In March 1997, Titan and Ansan entered into an agreement for financing pursuant to which Titan advanced Ansan $1,000,000 in return for a debenture (the "Debenture") which is convertible at any time prior to June 21, 1997 into 333,333 shares of Ansan common stock, representing a conversion price of $3.00 per share. In connection with the issuance of the Debenture, Ansan granted Titan an option (the "First Option") to acquire an additional 333,333 shares of Ansan common stock for an aggregate purchase price of $1,000,000. The First Option expires on June 21, 1997.

     In the event the Debenture is converted to equity, Ansan will grant to Titan two additional options (respectively, the "Second Option" and the "Third Option"). The Second Option will be exercisable for two years from the date of grant to purchase up to 1,630,000 shares of Ansan common stock at an exercise price of $3.75 per share. The Third Option will be exercisable through August 8, 2000 to purchase up to 500,000 additional shares at an exercise price of $6.50 per share. Titan will be obligated to exercise the Second Option for the purchase of specified numbers of shares in the event Titan's outstanding Class A Warrants are exercised, provided Ansan has not completed public or private equity financings resulting in specified gross proceeds prior to the date such a purchase obligation arises.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

     3.1*      --   Restated Certificate of Incorporation of the Registrant
     3.2*      --   Form of Amendment to Restated Certificate of Incorporation
                    of the Registrant
     3.3*      --   By-laws of the Registrant
     4.1*      --   Form of Bridge Note
     4.2*      --   Bridge Warrant Agreement
     4.3*      --   Form of Warrant Agreement
     4.4*      --   Form of Underwriter's Unit Purchase Option
     4.5*      --   Amended and Restated Investor Rights Agreement between the
                    Registrant and the holders of Series and Series B Preferred
                    Stock
     10.1*     --   1993 Stock Option Plan
     10.2*     --   1995 Stock Option Plan
     10.3*     --   Employment Agreement between the Registrant and Louis
                    Bucalo dated February 1, 1993, amended as of February 3,
                    1994
     10.4*     --   Employment Agreement between the Registrant and Richard
                    Allen dated July 28, 1995
     10.5*     --   Employment Agreement between the Registrant and Sunil
                    Bhonsle dated August 6, 1995
     10.6*     --   Form of Indemnification Agreement
     10.7*     --   Master Equipment Lease between the Registrant and
                    Phoenix Leasing Incorporated, dated February 15, 1994 and
                    Sublease and Acknowledgment of Assignment between the
                    Registrant and Ansan, Inc., Ingenex, Inc., Theracell, Inc.
                    and Geneic Sciences, Inc. dated February 15, 1994
     +10.8*    --   GSE Exclusive License Agreement between Ingenex, Inc.
                    (formerly Pharm-Gen Systems Ltd.) and the Board of Trustees of the University of Illinois dated May 6, 1992
     +10.9*    --   MDR Exclusive License Agreement between Ingenex, Inc.
                    (formerly Pharm-Gen Systems Ltd.) and the Board of Trustees of the University of Illinois dated May 6, 1992
     10.10*    --   License Agreement between Ansan, Inc. and Bar-Ilan
                    Research and Development Company Ltd. Dated October 31, 1992
     +10.11*   --   License Agreement between Theracell, Inc. and New York
                    University dated November 20, 1992, as amended February 23,
                    1993 and as of February 21, 1995

     +10.12*    --   License Agreement between the Registrant and the
                     Massachusetts Institute of Technology dated September 28,
                     1995
     +10.13*    --   License Assignment between Ingenex, Inc. and Aberlyn
                     Capital Management Limited Partnership dated January 31,
                     1995, as amended
     +10.14*    --   Exclusive License Agreement between Ingenex, Inc. and
                     the Board of Trustees of the University of Illinois, dated
                     July 1, 1994
     +10.15*    --   Exclusive License Agreement between Ingenex, Inc. and
                     the Board of Trustees of the University of Illinois, dated
                     July 1, 1994
     +10.16*    --   License Agreement between Ingenex, Inc. and the
                     Massachusetts Institute of Technology, dated September 11,
                     1992
     +10.17*    --   License Agreement between Ingenex, Inc. and Baylor
                     College of Medicine, dated October 21, 1992
     10.18**    --   Form of lease for Registrant's facilities
     +10.19***  --   License Agreement between Theracell, Inc. and the
                     University of South Florida dated March 15, 1996
     +10.20**** --   License Agreement between Trilex Pharmaceuticals, Inc.
                     (formerly Ascalon Pharmaceuticals, Inc.) and the University of Kentucky Research Foundation dated May 30, 1996
     +10.21*****--   License Agreement between Ansan Pharmaceuticals, Inc.
                     and Boehringer Ingleheim GmBh dated May 31, 1996
     ++10.22    --   License Agreement between the Registrant and Hoechst
                     Marion Roussel, Inc. effective as of December 31, 1996
     10.23      --   Employment agreement between the Registrant and Robert
                     E. Farrell dated August 9, 1996
     11.1       --   Computation of net loss per share
     21         --   List of significant subsidiaries
     27         --   Financial Data Schedule
____________________
     + Confidential treatment has been granted with respect to portions of this exhibit.
     ++ Confidential treatment has been requested with respect to portions of this exhibit.
     * Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 33-99386)
     ** Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.
     *** Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996
     **** Incorporated by reference from the Registrant's Registration Statement on Form SB-3 (File No. 333-13469)
     *****          Incorporated by reference from Ansan Pharmaceuticals, Inc.
                    Quarterly Report on Form 10-QSB for the period ended June 30, 1996
     (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the three months ended December 31, 1996.

                       TITAN PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                            PAGE
                                                            ----
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS......      F-2

CONSOLIDATED FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS..........................      F-3

  CONSOLIDATED STATEMENTS OF OPERATIONS................      F-4

  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    (NET CAPITAL DEFICIENCY)...........................      F-5

  CONSOLIDATED STATEMENTS OF CASH FLOWS................      F-8

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........     F-10

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS




The Board of Directors and Stockholders
Titan Pharmaceuticals, Inc.

   We have audited the accompanying consolidated balance sheets of Titan Pharmaceuticals, Inc. (a development stage company) as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for the years then ended and for the period from July 25, 1991 (commencement of operations) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Titan Pharmaceuticals, Inc. (a development stage company) at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for the years then ended and for the period from July 25, 1991 (commencement of operations) to December 31, 1996 in conformity with generally accepted accounting principles.


                                                     ERNST & YOUNG LLP

Palo Alto, California
February 21, 1997

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                            --------------------------
                                                                1995          1996
                                                            ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents...............................  $    947,805  $  1,376,532
  Short-term investments..................................       --         13,000,000
  Prepaid expenses and other current assets...............        40,071       193,324
  Receivable from Ansan Pharmaceuticals, Inc..............        57,791       117,881
                                                            ------------  ------------
    Total current assets..................................     1,045,667    14,687,737
Furniture and equipment, net..............................       848,852       791,579
Deferred stock offering costs.............................       522,299       --
Deferred financing costs..................................       600,183        96,349
Investment in Ansan Pharmaceuticals, Inc..................     1,589,826       590,854
Other assets..............................................       125,344       199,830
                                                            ------------  ------------
                                                            $  4,732,171    16,366,349
                                                            ------------  ------------
                                                            ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (Net Capital Deficiency)
Current Liabilities
  Accounts payable........................................  $    714,896  $    692,982
  Notes payable by Ingenex, Inc.--bridge financing........     1,500,000            --
  Notes payable by Titan Pharmaceuticals, Inc.--bridge
    financing.............................................     2,800,000            --
  Accrued legal fees......................................       691,368       587,800
  Accrued sponsored research..............................       304,202       163,905
  Other accrued liabilities...............................       546,057       233,044
  Current portion of capital lease obligation.............       226,709       265,462
  Current portion of technology financing--Ingnex, Inc. ..       494,107       570,711
                                                            ------------  ------------
    Total current liabilities.............................     7,277,339     2,513,904
Noncurrent portion of capital lease obligation............       747,142       481,676
Noncurrent portion of technology financing--Ingenex,
  Inc.....................................................     1,289,313       718,602
Commitments
Minority interest--Series B preferred stock of Ingenex,
  Inc.....................................................     1,241,032     1,241,032
Stockholders' Equity (net capital deficiency)
  Preferred stock, $0.001 par value per share; 30,000,000
    and 5,000,000 shares authorized at December 31, 1995
    and 1996, respectively, issuable in series:
    Series A, 3,885,571 shares designated, 3,534,199
      shares issued and outstanding at December 31, 1995,
      none at December 31, 1996;..........................    17,763,978       --
    Series B, 2,440,513 shares designated, 244,043 shares
      issued and outstanding at December 31, 1995, none at
      December 31, 1996;..................................     1,143,794       --
  Common stock, $0.001 par value per share; 50,000,000 and
    30,000,000 shares authorized at December 31, 1995 and
    1996, respectively; 1,548,519 and 12,399,037 shares
    issued and outstanding at December 31, 1995 and 1996,
    respectively..........................................       745,476    49,619,784
  Additional paid-in capital..............................     6,186,353     6,521,353
  Deferred compensation...................................      (418,000)     (630,100)
  Deficit accumulated during the development stage........   (31,244,256)  (44,099,902)
                                                            ------------  ------------
    Total stockholders' equity (net capital deficiency)...    (5,822,655)   11,411,135
                                                            ------------  ------------
                                                            $  4,732,171  $ 16,366,349
                                                            ------------  ------------
                                                            ------------  ------------

                            See accompanying notes.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 PERIOD FROM
                                                                                COMMENCEMENT
                                                                                OF OPERATIONS
                                                                                  (JULY 25,
                                                     YEAR ENDED DECEMBER 31,      1991) TO
                                                    --------------------------  DECEMBER 31,
                                                        1995          1996          1996
                                                    ------------  ------------  -------------
Grant revenue.....................................  $    139,522  $    258,811  $    398,333
Costs and expenses:
  Research and development........................     5,201,507     5,566,772    27,580,393
  Acquired in-process research and development....       686,000       --            686,000
  General and administrative......................     3,657,900     5,263,964    11,828,346
                                                    ------------  ------------  ------------
    Total costs and expenses......................     9,545,407    10,830,736    40,094,739
                                                    ------------  ------------  ------------
    Loss from operations..........................    (9,405,885)  (10,571,925)  (39,696,406)
Other income (expense):
  Equity in loss of Ansan Pharmaceuticals, Inc....      (457,114)     (998,972)   (1,456,086)
  Interest income.................................        67,868       715,984     1,170,742
  Interest expense................................    (1,899,148)   (2,010,664)   (4,163,002)
                                                    ------------  ------------  ------------
    Other income (expense)--net...................    (2,288,394)   (2,293,652)   (4,448,346)
                                                    ------------  ------------  ------------
Loss before minority interest.....................   (11,694,279)  (12,865,577)  (44,144,752)
Minority interest in losses of subsidiaries.......           825         9,931        44,850
                                                    ------------  ------------  ------------
Net loss..........................................   (11,693,454)  (12,855,646)  (44,099,902)
                                                                                ------------
Deemed dividend upon conversion of                                              ------------
  preferred stock.................................       --         (5,431,871)
                                                    ------------  ------------
Net loss attributable to common stockholders......  $(11,693,454) $(18,287,517)
                                                    ------------  ------------
                                                    ------------  ------------

Pro forma net loss per share......................  $      (1.54)
                                                    ------------
                                                    ------------
Shares used in computing pro forma net loss per
  share...........................................     7,617,470
                                                    ------------
                                                    ------------
Net loss per share................................                $      (1.67)
                                                                  ------------
                                                                  ------------
Shares used in computing net loss per share.......                  10,936,046
                                                                  ------------
                                                                  ------------

                            See accompanying notes.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                                                                                            COMMON STOCK
                                                                                     ---------------------------
                                    SERIES A                     SERIES B
                                 PREFERRED STOCK              PREFERRED STOCK                  CLASS A
                           ---------------------------  ---------------------------  ---------------------------
                             SHARES         AMOUNT        SHARES         AMOUNT        SHARES         AMOUNT
                           -----------  --------------  -----------  --------------  -----------  --------------
Net loss--Commencement of
 operations (July 25,
 1991) to December 31,
 1992....................      --       $     --            --       $     --            --       $     --
Issuance of shares of
 Class A common stock for
 cash to founders and
 investors in February
 1993 for $0.005 per
 share...................      --             --            --             --            998,367           5,853
Issuance of shares of
 Class B common stock for
 cash to an employee in
 February 1992 for $0.005
 per share...............      --             --            --             --            --             --
Issuance of shares of
 Class A common stock for
 cash to investors in
 March 1993 for $0.297
 per share, net of
 issuance costs of
 $1,503..................      --             --            --             --            184,994          52,722
Grant of shares of Class
 A common stock to an
 employee in June 1993 at
 $0.005 per share........      --             --            --             --             42,645             250
Issuance of shares of
 Series A preferred stock
 for cash to investors in
 November 1993 for $5.868
 per share, net of
 issuance costs of
 $2,759,851..............    3,278,069      16,457,649      --             --            --             --
Conversion of shares of
 Class B common stock
 into shares of Class A
 common stock............      --             --            --             --            167,587             563
Foregiveness of notes
 payable to
 stockholder.............      --             --            --             --            --             --
Net loss--Year ended
 December 31, 1993.......      --             --            --             --            --             --
                           -----------  --------------  -----------  --------------  -----------  --------------
Balances at December 31,
 1993....................    3,278,069      16,457,649      --             --          1,393,593          59,388
Issuance of shares of
 Class A common stock for
 cash to a consultant in
 April 1994 for $0.005
 per share...............      --             --            --             --             14,926              88
Increase in paid-in
 capital from issuance of
 common stock by Ingenex,
 Inc.....................      --             --            --             --            --             --
Net loss--Year ended
 December 31, 1994.......      --             --            --             --            --             --
                           -----------  --------------  -----------  --------------  -----------  --------------
Balances at December 31,
 1994....................    3,278,069      16,457,649      --             --          1,408,519          59,476

                                 COMMON STOCK
                           -------------------------                                 DEFICIT           TOTAL
                                                                                   ACCUMULATED     STOCKHOLDERS'
                                    CLASS B           ADDITIONAL                   DURING THE       EQUITY (NET
                           -------------------------   PAID-IN      DEFERRED       DEVELOPMENT        CAPITAL
                            SHARES        AMOUNT       CAPITAL    COMPENSATION        STAGE         DEFICIENCY)
                           ---------  --------------  ----------  -------------  ---------------  ---------------
Net loss--Commencement of
 operations (July 25,
 1991) to December 31,
 1992....................     --      $     --        $   --        $  --        $      (819,331) $      (819,331)
Issuance of shares of
 Class A common stock for
 cash to founders and
 investors in February
 1993 for $0.005 per
 share...................     --            --            --           --              --                   5,853
Issuance of shares of
 Class B common stock for
 cash to an employee in
 February 1992 for $0.005
 per share...............     95,951             563      --           --              --                     563
Issuance of shares of
 Class A common stock for
 cash to investors in
 March 1993 for $0.297
 per share, net of
 issuance costs of
 $1,503..................     --            --            --           --              --                  52,722
Grant of shares of Class
 A common stock to an
 employee in June 1993 at
 $0.005 per share........     --            --            --           --              --                     250
Issuance of shares of
 Series A preferred stock
 for cash to investors in
 November 1993 for $5.868
 per share, net of
 issuance costs of
 $2,759,851..............     --            --            --           --              --              16,457,649
Conversion of shares of
 Class B common stock
 into shares of Class A
 common stock............    (95,951)           (563)     --           --              --               --
Foregiveness of notes
 payable to
 stockholder.............     --            --            40,000       --              --                  40,000
Net loss--Year ended
 December 31, 1993.......     --            --            --           --             (5,757,296)      (5,757,296)
                           ---------  --------------  ----------       ------    ---------------  ---------------
Balances at December 31,
 1993....................     --            --            40,000       --             (6,576,627)       9,980,410
Issuance of shares of
 Class A common stock for
 cash to a consultant in
 April 1994 for $0.005
 per share...............     --            --            --           --              --                      88
Increase in paid-in
 capital from issuance of
 common stock by Ingenex,
 Inc.....................     --            --           128,805       --              --                 128,805
Net loss--Year ended
 December 31, 1994.......     --            --            --           --            (12,974,175)     (12,974,175)
                           ---------  --------------  ----------       ------    ---------------  ---------------
Balances at December 31,
 1994....................     --            --           168,805       --            (19,550,802)      (2,864,872)

                            See accompanying notes.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                                                                                            COMMON STOCK
                                                                                     ---------------------------
                                    SERIES A                     SERIES B
                                 PREFERRED STOCK              PREFERRED STOCK                  CLASS A
                           ---------------------------  ---------------------------  ---------------------------
                             SHARES         AMOUNT        SHARES         AMOUNT        SHARES         AMOUNT
                           -----------  --------------  -----------  --------------  -----------  --------------
Issuance of shares Series
 B preferred stock for
 cash to investors in
 February 1995 for $6.761
 per share, net of
 issuance costs of
 $506,206................      --             --            244,043       1,143,794      --             --
Increase in paid-in
 capital from issuance of
 warrants by Ingenex,
 Inc. in connection with
 bridge financing........      --             --            --             --            --             --
Increase in paid-in
 capital from issuance of
 warrants by Titan
 Pharmaceuticals, Inc. in
 connection with bridge
 financing...............      --             --            --             --            --             --
Conversion of notes
 payable to related
 parties and accrued
 interest into shares of
 Series A preferred
 stock...................      256,130       1,306,329      --             --            --             --
Increase in paid-in
 capital from issuance of
 common stock by Ansan
 Pharmaceuticals, Inc....      --             --            --             --            --             --
Deferred compensation
 related to grant of
 stock options, net of
 amortization............
Issuance of shares of
 Class A common stock to
 acquire minority
 interest of Theracell...      --             --            --             --            140,000         686,000
Net loss--Year ended
 December 31, 1995.......      --             --            --             --            --             --
                           -----------  --------------  -----------  --------------  -----------  --------------
Balances at December 31,
 1995....................    3,534,199      17,763,978      244,043       1,143,794    1,548,519         745,476

                                 COMMON STOCK
                           -------------------------                                   DEFICIT           TOTAL
                                                                                     ACCUMULATED     STOCKHOLDERS'
                                    CLASS B            ADDITIONAL                    DURING THE       EQUITY (NET
                           -------------------------    PAID-IN       DEFERRED       DEVELOPMENT        CAPITAL
                            SHARES        AMOUNT        CAPITAL     COMPENSATION        STAGE         DEFICIENCY)
                           ---------  --------------  ------------  -------------  ---------------  ---------------
Issuance of shares Series
 B preferred stock for
 cash to investors in
 February 1995 for $6.761
 per share, net of
 issuance costs of
 $506,206................     --            --             --            --              --               1,143,794
Increase in paid-in
 capital from issuance of
 warrants by Ingenex,
 Inc. in connection with
 bridge financing........     --            --             600,000       --              --                 600,000
Increase in paid-in
 capital from issuance of
 warrants by Titan
 Pharmaceuticals, Inc. in
 connection with bridge
 financing...............     --            --           1,200,000       --              --               1,200,000
Conversion of notes
 payable to related
 parties and accrued
 interest into shares of
 Series A preferred
 stock...................     --            --             --            --              --               1,306,329
Increase in paid-in
 capital from issuance of
 common stock by Ansan
 Pharmaceuticals, Inc....     --            --           3,777,548       --              --               3,777,548
Deferred compensation
 related to grant of
 stock options, net of
 amortization............                                  440,000      (418,000)        --                  22,000
Issuance of shares of
 Class A common stock to
 acquire minority
 interest of Theracell...     --            --             --            --              --                 686,000
Net loss--Year ended
 December 31, 1995.......     --            --             --            --            (11,693,454)     (11,693,454)
                           ---------  --------------  ------------  -------------  ---------------  ---------------
Balances at December 31,
 1995....................     --            --           6,186,353      (418,000)      (31,244,256)      (5,822,655)

                            See accompanying notes.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                                                                                              COMMON STOCK
                                                                                      ----------------------------
                                     SERIES A                     SERIES B
                                 PREFERRED STOCK               PREFERRED STOCK                  CLASS A
                           ----------------------------  ---------------------------  ----------------------------
                              SHARES         AMOUNT        SHARES         AMOUNT         SHARES         AMOUNT
                           ------------  --------------  -----------  --------------  ------------  --------------
Conversion of shares of
 Series A and Series B
 preferred stock to Class
 A common stock in
 January 1996............    (3,534,199)    (17,763,978)    (244,043)     (1,143,794)    5,521,140      18,907,772
Issuance of shares of
 Class A common stock for
 cash in initial public
 offering in January and
 February 1996, net of
 issuance costs of
 $2,549,643..............       --             --            --             --           3,680,000      15,850,357
Issuance of shares of
 Class A common stock for
 cash upon exercise of
 stock option grants at
 $0.30 to $1.35 per share
 in May through June
 1996....................       --             --            --             --              16,520          10,664
Issuance of shares of
 Class A common stock for
 cash in private
 placement in July and
 August 1996, net of
 issuance costs of
 $2,260,372..............       --             --            --             --           1,536,000      13,739,628
Deferred compensation
 related to grant of
 stock options in August
 1996....................       --             --            --             --             --             --
Issuance of shares of
 Class A common stock for
 cash upon exercise of
 warrants at $6.20 per
 share in September
 through December 1996...       --             --            --             --              59,014         365,887
Issuance of shares of
 Class A common stock
 upon cashless exercise
 of warrants in November
 and December 1996.......       --             --            --             --              37,844        --
Amortization of deferred
 compensation............       --             --            --             --             --             --
Net loss--Year ended
 December 31, 1996.......       --             --            --             --             --             --
                           ------------  --------------  -----------  --------------  ------------  --------------
Balances at December 31,
 1996....................       --       $     --            --       $     --          12,399,037  $   49,619,784
                           ------------  --------------  -----------  --------------  ------------  --------------
                           ------------  --------------  -----------  --------------  ------------  --------------

                                  COMMON STOCK
                           -------------------------                                   DEFICIT           TOTAL
                                                                                     ACCUMULATED     STOCKHOLDERS'
                                    CLASS B            ADDITIONAL                    DURING THE       EQUITY (NET
                           -------------------------    PAID-IN       DEFERRED       DEVELOPMENT        CAPITAL
                            SHARES        AMOUNT        CAPITAL     COMPENSATION        STAGE         DEFICIENCY)
                           ---------  --------------  ------------  -------------  ---------------  ---------------
Conversion of shares of
 Series A and Series B
 preferred stock to Class
 A common stock in
 January 1996............     --            --             --            --              --               --
Issuance of shares of
 Class A common stock for
 cash in initial public
 offering in January and
 February 1996, net of
 issuance costs of
 $2,549,643..............     --            --             --            --              --              15,850,357
Issuance of shares of
 Class A common stock for
 cash upon exercise of
 stock option grants at
 $0.30 to $1.35 per share
 in May through June
 1996....................     --            --             --            --              --                  10,664
Issuance of shares of
 Class A common stock for
 cash in private
 placement in July and
 August 1996, net of
 issuance costs of
 $2,260,372..............     --            --             --            --              --              13,739,628
Deferred compensation
 related to grant of
 stock options in August
 1996....................     --            --             335,000      (335,000)        --               --
Issuance of shares of
 Class A common stock for
 cash upon exercise of
 warrants at $6.20 per
 share in September
 through December 1996...     --            --             --            --              --                 365,887
Issuance of shares of
 Class A common stock
 upon cashless exercise
 of warrants in November
 and December 1996.......     --            --             --            --              --               --
Amortization of deferred
 compensation............     --            --             --            122,900         --                 122,900
Net loss--Year ended
 December 31, 1996.......     --            --             --            --            (12,855,646)     (12,855,646)
                           ---------  --------------  ------------  -------------  ---------------  ---------------
Balances at December 31,
 1996....................     --      $     --        $  6,521,353   $  (630,100)  $   (44,099,902) $    11,411,135
                           ---------  --------------  ------------  -------------  ---------------  ---------------
                           ---------  --------------  ------------  -------------  ---------------  ---------------

                            See accompanying notes.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 PERIOD FROM
                                                                                COMMENCEMENT
                                                                                OF OPERATIONS
                                                                                  (JULY 25,
                                                     YEAR ENDED DECEMBER 31,      1991) TO
                                                    --------------------------  DECEMBER 31,
                                                        1995          1996          1996
                                                    ------------  ------------  -------------
Cash flows from operating activities
Net loss..........................................  $(11,693,454) $(12,855,646) $(44,099,902)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization...................       328,611       496,466     1,063,191
  Accretion of discount on indebtedness...........       883,333     1,407,577     2,290,910
  Equity in loss of Ansan Pharmaceuticals, Inc....       457,114       998,972     1,456,086
  Other...........................................         8,122        (9,931)      (35,653)
  Issuance of common stock to acquire minority
    interest of Theracell, Inc....................       686,000       --            686,000
Changes in operating assets and liabilities:
  Prepaid expenses and other current assets.......        71,425      (153,253)     (193,324)
  Receivable--Ansan Pharmaceuticals, Inc..........       (57,791)      (60,090)     (117,881)
  Other assets....................................        45,543       (74,486)     (204,795)
  Accounts payable................................        29,444       (21,914)      927,172
  Other accrued liabilities.......................       642,610      (556,878)    1,475,165
                                                    ------------  ------------  ------------
Net cash used in operating activities.............    (8,599,043)  (10,829,183)  (36,753,031)
                                                    ------------  ------------  ------------
Cash flows from investing activities
  Purchase of furniture and equipment.............        (8,073)     (270,036)   (1,072,359)
  Purchases of short-term investments.............       --        (35,750,000)  (59,682,493)
  Proceeds from sales of short-term investments...       --         22,750,000    46,682,493
  Effects of deconsolidation of Ansan
    Pharmaceuticals, Inc..........................      (135,934)      --           (135,934)
                                                    ------------  ------------  ------------
Net cash used in investing activities.............      (144,007)  (13,270,036)  (14,208,293)
                                                    ------------  ------------  ------------
                                                    ------------  ------------  ------------

                            See accompanying notes.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                 PERIOD FROM
                                                                                COMMENCEMENT
                                                                                OF OPERATIONS
                                                                                  (JULY 25,
                                                     YEAR ENDED DECEMBER 31,      1991) TO
                                                    --------------------------  DECEMBER 31,
                                                        1995          1996          1996
                                                    ------------  ------------  -------------
Cash flows from financing activities
  Issuance of common stock........................       --         29,966,536    30,025,762
  Deferred offering costs.........................      (522,299)      522,299       --
  Deferred financing costs........................      (526,684)      --           (810,248)
  Issuance of preferred stock.....................     1,143,794       --         17,601,443
  Proceeds from notes and advances payable........       --            --          2,681,500
  Repayment of notes payable......................       --            --         (1,441,500)
  Proceeds from Ansan Pharmaceuticals, Inc........     1,425,000       --          1,425,000
  Proceeds from Titan Pharmaceuticals, Inc. and
    Ingenex, Inc. bridge financing................     5,250,000       --          5,250,000
  Repayment of Titan Pharmaceuticals, Inc. and
    Ingenex, Inc. bridge financing................       --         (5,250,000)   (5,250,000)
  Proceeds from capital lease bridge financing....       --            --            658,206
  Payments of principal under capital lease
    obligation....................................      (209,642)     (226,713)     (506,304)
  Proceeds from Ingenex, Inc. technology
    financing.....................................     2,000,000       --          2,000,000
  Principal payments on Ingenex, Inc. technology
    financing.....................................      (216,580)     (494,107)     (710,687)
  Increase in minority interest from issuances of
    preferred stock by Ingenex, Inc...............       --            --          1,241,032
  Issuance of common stock by subsidiaries........           822         9,931       173,652
                                                    ------------  ------------  ------------
Net cash provided by financing activities.........     8,344,411    24,527,946    52,337,856
                                                    ------------  ------------  ------------
Net increase (decrease) in cash and cash
  equivalents.....................................      (398,639)      428,727     1,376,532
Cash and cash equivalents at beginning of
  period..........................................     1,346,444       947,805       --
                                                    ------------  ------------  ------------
Cash and cash equivalents at end of period........  $    947,805  $  1,376,532  $  1,376,532
                                                    ------------  ------------  ------------
                                                    ------------  ------------  ------------
Supplemental cash flow disclosure
Interest paid.....................................  $    370,864  $    558,387  $  1,166,624
                                                    ------------  ------------  ------------
                                                    ------------  ------------  ------------
Conversion of notes payable to related parties and
  accrued interest into Series A preferred
  stock...........................................  $ (1,306,329) $    --       $ (1,306,329)
                                                    ------------  ------------  ------------
                                                    ------------  ------------  ------------
Acquisition of furniture and equipment pursuant to
  capital lease...................................  $    --       $    --       $    595,236
                                                    ------------  ------------  ------------
                                                    ------------  ------------  ------------

                            See accompanying notes.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    THE COMPANY AND ITS SEVERAL DEVELOPMENT STAGE SUBSIDIARIES

   Titan Pharmaceuticals, Inc. ("Titan" or the "Company" individually or with its consolidated subsidiaries, as the sense requires) was incorporated in February 1992 in the State of Delaware. It is the holding company for several development stage biotechnology companies ("the Operating Companies"). The development stage companies, which rely significantly on third parties to conduct sponsored research, are Ansan Pharmaceuticals, Inc. ("Ansan"), Ingenex, Inc. ("Ingenex"), Theracell, Inc. ("Theracell"), ProNeura, Inc. ("ProNeura"), and Trilex Pharmaceuticals, Inc. ("Trilex," formed in May 1996), each of which continues in operation, and Geneic Sciences, Inc. ("Geneic"), which ceased operation in September 1995.

  ANSAN PHARMACEUTICALS, INC.

   Ansan was incorporated in November 1992 to engage in the development of novel treatment of cancer and other disorders characterized by abnormal cellular growth and differentiation. It was a majority-owned consolidated subsidiary until August 1995. In August 1995, Ansan completed an initial public offering of its securities. Such offering reduced the Company's ownership in Ansan from approximately 95% to approximately 43%. Since August 1995, the Company has accounted for its investment in Ansan using the equity method. The Company held an option to purchase an additional 400,000 shares of Ansan's common stock, which expired unexercised in September 1996. At December 31, 1996, the Company owned 43% of Ansan. In March 1997, Ansan and Titan entered into a financing agreement pursuant to which Titan was granted the option to reacquire and maintain a majority equity interest in Ansan. See Note 11.

   In connection with the Ansan offering, of the 1,212,654 shares of Ansan that Titan owns, 346,472 shares have been placed in escrow. The escrow shares are not transferable or assignable but may be voted. The escrow shares will be released from escrow if, and only if, Ansan satisfies certain earnings or share price criteria. If the conditions are not met by March 31, 2000, the escrow shares will be canceled and contributed to Ansan's capital.

  INGENEX, INC.

   Ingenex was incorporated in July 1991 and reincorporated in June 1992. It is engaged in the development of gene-based therapeutics and the discovery of medically important genes for the treatment of cancer and viral diseases. In September 1994, Ingenex issued shares of its Series B convertible preferred stock to a third party for $1,241,032, net of issuance costs. This transaction reduced the Company's ownership of Ingenex from approximately 82% in the second quarter of fiscal 1994 to approximately 61% at December 31, 1994 (or from approximately 94% to approximately 72% if conversion of all Ingenex preferred stock is assumed). In June 1996, Ingenex issued 981,818 shares of common stock to the Company, converting $5,400,000 of debt payable to the Company to equity. Also in June 1996, and in consideration of a payment to Ingenex of $100,000, Ingenex issued to the Company an option to purchase an additional 315,789 shares of common stock which will have an exercise price per share equal to the initial public offering price of Ingenex common stock and an additional option and a right of first refusal with respect to future issuances of common stock in order for the Company to maintain ownership of a majority of the outstanding common stock. The option expires one year from the date of the consummation of the initial public offering of Ingenex common stock. At December 31, 1996, the Company owned 81% of Ingenex.

  THERACELL, INC.

   Theracell was incorporated in November 1992 to engage in the development of novel treatments for various neurologic disorders through the transplantation of neural cells and neuron-like cells directly into the brain. The Company's ownership in Theracell was 85% through November 1995, at which time the Company entered into an agreement with the minority stockholders of Theracell pursuant to which 140,000 shares of the Company's stock were issued in exchange for all the outstanding shares of Theracell common stock held by them. In connection with the issuance of the 140,000 shares, the Company recorded a charge

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for acquired in-process research and development of $686,000. In November 1995, the former minority stockholders of Theracell were granted an option to acquire 5% of the issued and outstanding capital stock of Theracell. These options can be exercised at a price of $1.59 per share within a period of three years from January 18, 1996. Commencing thirty days after the date Theracell's shares are first publicly traded, the Theracell options may be subject to redemption under certain conditions by Theracell on thirty days' written notice at a redemption price of $0.05 per share if the closing price of Theracell's common stock for any thirty consecutive trading days ending within fifteen days of the notice of redemption averages in excess of $3.18 per share. At December 31, 1996, the Company owned 99% of Theracell.

  PRONEURA, INC.

   ProNeura was incorporated in October 1995 to engage in the development of cost effective, long term treatment solutions to neurologic and psychiatric disorders through an implantable drug delivery system. At December 31, 1996, the Company owned 79% of ProNeura.

  TRILEX PHARMACEUTICALS, INC.

   Trilex was incorporated in May 1996 to engage in research and development of cancer therapeutic vaccines utilizing anti-idiotypic antibody technology. At December 31, 1996, the Company owned 100% of Trilex.

  GENEIC SCIENCES, INC.

   Geneic had conducted research and development activities pursuant to sponsored research and licensing agreements with a university, which was a minority stockholder of Geneic. In September 1995, the Company and the university terminated the agreements, at which time all rights in the technology licensed from the university reverted to the university and the minority interest in Geneic held by the university was contributed to the capital of Geneic. Geneic ceased operations at such time.

  INITIAL PUBLIC OFFERING

   In January 1996, the Company completed its initial public offering ("IPO") of 3,200,000 units (consisting of one share of common stock and one redeemable warrant to acquire one share of common stock - see Note 7) resulting in net proceeds of approximately $13.7 million ($15.9 million after exercise of the underwriter's overallotment option as to 480,000 units in February 1996). In connection with the IPO, the underwriter was granted an option to acquire 320,000 additional units at a price of $6.50 per unit.

  BASIS OF PRESENTATION

   The accompanying consolidated financial statements include the accounts of Titan and the majority owned Operating Companies. Ansan was consolidated until its initial public offering in August 1995. All significant intercompany transactions and accounts have been eliminated in consolidation.
 The financial statements of the Company include the results of Ingenex from the date Ingenex was incorporated (July 25, 1991), as the entities were under common control.

   The activities of the Company have primarily consisted of establishing offices and research facilities, recruiting personnel, conducting research and development, preclinical and clinical studies, performing business and financial planning and raising capital. Accordingly, the Company is considered to be in the development stage. The Company has incurred losses since inception of $44.1 million and expects to incur increasing losses and require additional financial resources to achieve commercialization of its products.

   The Company anticipates working on a number of long-term development projects which will involve experimental and unproven technologies. The projects may require many years and substantial expenditures prior to commercialization. Therefore, the Company will need to obtain additional funds from the issuance of equity or debt securities, from corporate partners, or from other sources to continue its research and development activities, fund operating expenses, pursue regulatory approvals and build production, sales and marketing capabilities, as necessary. Management believes that sufficient capital will be available to achieve planned

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

business objectives, including supporting certain preclinical development and clinical testing, through at least 1997. If the Company is unable to obtain necessary cash, more substantial restructuring options may be necessary, which would have a material adverse effect on the Company's business, results of operations and prospects.

  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

   The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents include $855,114 and $896,970 in money market funds at December 31, 1995 and 1996, respectively. The Company's investment policy is to maintain liquidity and ensure safety of principal.

   At December 31, 1996, short term investments is comprised of auction rate preferred stock (preferred stock in money market funds), classified as "available for sale." Such investments are carried at cost, which approximates their market value. The Company has not realized any gains or losses on its investments.

  FURNITURE AND EQUIPMENT

   Furniture and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to five years. Assets under capital leases are amortized over the shorter of the lease term or life of the asset.

  REVENUE RECOGNITION

   Revenue consists of revenue from government grants which support the Company's research effort in specific research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various agreements.

  SPONSORED RESEARCH

   Research and development expenses under sponsored research arrangements are recognized as the related services are performed, generally ratably over the period of service. Payments for license fees are expensed when paid.

  STOCK-BASED COMPENSATION

   In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations and to adopt the "disclosure only" alternative described in SFAS 123 in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

   The Company recorded $440,000 in deferred compensation for the difference between the grant price and the deemed fair value of the Company's common stock for certain options granted in the 12-month period prior to the IPO. The deferred compensation is being amortized to expense over the vesting period of the options, generally five years.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   During 1996, options to purchase shares of common stock were granted under the 1995 Stock Option Plan subject to stockholder approval of an amendment to the 1995 Option Plan to increase the number of shares authorized for issuance thereunder to 1,300,000. Such approval was made by the stockholders at the Company's annual meeting. Due to an increase in the stock price, deferred compensation of $335,000 was recorded in October 1996. The deferred compensation will be amortized to expense over the four-year vesting period of the options.

     NET LOSS PER SHARE

   For purposes of computing per share data for the year ended December 31, 1996, the net loss has been increased by a $5,431,871 deemed dividend (see Note
7). Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares (stock options, warrants and preferred stock) issued during the period commencing 12 months prior to the IPO at prices below the assumed IPO price have been included in the calculation for 1995 (using the treasury stock method for stock options and warrants and the if-converted method for preferred stock). Net loss per share calculated on this basis for the year ended December 31, 1995 was $5.03.

   Pro forma net loss per share has been computed as described above and also gives effect, pursuant to SEC policy, to common equivalent shares from convertible preferred stock issued more than 12 months prior to the the IPO that automatically converted upon completion of the Company's IPO (using the if-converted method) from the original date of issuance.

     USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  INVESTMENT IN ANSAN PHARMACEUTICALS, INC.

   Summarized financial information for Ansan, which was a majority-owned consolidated subsidiary until August 1995, at which time it became an equity method investee of the Company, is as follows:


                                                                   DECEMBER 31,
                                                                   ------------
                                                               1995             1996
                                                               ----             ----
    Assets:
     Cash, cash equivalents and short-term investments    $  3,854,312     $  1,745,778
     Other                                                     126,333          177,696
                                                          ------------     ------------
                                                             3,980,645        1,923,474
    Less liabilities:
     Payable to Company                                         57,791          117,881
     Other                                                     280,172          216,155
                                                          ------------     ------------
                                                               337,963          334,036
                                                          ------------     ------------
    Stockholders' equity:
     Common stock - 2,786,798 and 2,845,108 shares
     issued and outstanding at December 31, 1995 and
     1996, respectively                                     10,678,061       10,850,017
     Deferred compensation                                   (236,118)        (180,561)
     Accumulated deficit                                   (6,799,261)      (9,080,018)
                                                          ------------     ------------
                                                          $  3,642,682     $  1,589,438
                                                          ------------     ------------
                                                          ------------     ------------
    Company share, 1,212,654 shares, 44% and 43%
     at December 31, 1995 and 1996, respectively          $  1,589,826    $     590,854
                                                          ------------     ------------
                                                          ------------     ------------

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating results and accumulated deficit:

                                                      AS CONSOLIDATED SUBSIDIARY        AS AN EQUITY INVESTEE
                                                            OF THE COMPANY                 OF THE COMPANY
                                                            --------------      ------------------------------------
                                                              SEVEN MONTHS            AUGUST
                                                                  ENDED               THROUGH          YEAR ENDED
                                                             JULY 31, 1995      DECEMBER 31, 1995  DECEMBER 31, 1996
                                                             -------------      -----------------  -----------------
Costs and expenses:
Research and development                                     $      917,290     $       503,472    $    1,181,090
General and administrative                                          719,103             328,692         1,257,365
                                                             --------------     ---------------    --------------
Loss from operations                                            (1,636,393)           (832,164)        (2,438,455)
Interest income (expense), net                                    (141,168)             211,681           157,698
                                                             --------------     ---------------    --------------
Net loss                                                        (1,777,561)         (1,043,845)       (2,280,757)
Accumulated deficit:
Beginning of period                                             (3,977,855)         (5,755,416)       (6,799,261)
                                                             --------------     ---------------    --------------
End of period                                                $  (5,755,416)      $  (6,799,261)     $ (9,080,018)
                                                             --------------     ---------------    --------------
                                                             --------------     ---------------    --------------
Company's share of net loss:
As consolidated subsidiary                                   $  (1,777,561)
                                                             --------------
                                                             --------------
As equity investee (approximately 44%
   and 43% at December 31, 1995 and
     1996, respectively)                                                          $     (457,114)    $   ( 998,972)
                                                                                 ---------------    --------------
                                                                                 ---------------    --------------

A summary of the Company's investment in Ansan follows:

Through July 1995 as a consolidated subsidiary:
     Contributed capital                                    $     2,473,556
     Less accumulated losses                                     (5,755,416)
                                                            ---------------
                                                                 (3,281,860)
As an equity investee after July 1995:
     Contribution of indebtedness to capital                      1,551,252
     Adjustment for equitable share of initial
      public offering                                             3,777,548
     Less 44% of losses August through December 31, 1995           (457,114)
                                                            ---------------
                                                                  1,589,826
     Less 43% of losses for the year ended December 31, 1996       (998,972)
                                                            ---------------
                                                            $       590,854
                                                            ---------------
                                                            ---------------

   The units sold by Ansan in its initial public offering consisted of one share of common stock, one redeemable Class A warrant and one redeemable Class B warrant. These securities are separately but thinly traded. The Company's investment in Ansan consists solely of shares of common stock. As of December 31, 1996, the closing bid price on Ansan's common stock was $2.00 per share. Based on this closing bid price, the fair market value of the Company's investment in Ansan's common stock on December 31, 1996 would approximate $ 2,425,308.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  FURNITURE AND EQUIPMENT

     Furniture and equipment consists of the following at December 31:

                                                1995               1996
                                                ----               ----
     Furniture and office equipment       $     136,366       $     160,083
     Laboratory equipment                     1,062,302           1,162,415
     Computer equipment                         189,179             335,385
                                          -------------       -------------
                                              1,387,847           1,657,883
     Less accumulated depreciation
      and amortization                         (538,995)           (866,304)
                                          -------------       -------------
     Furniture and equipment, net         $     848,852       $     791,579
                                          -------------       -------------
                                          -------------       -------------

   Depreciation expense was $306,611 and $327,309 for the years ended December 31, 1995 and 1996, respectively.

4.  SPONSORED RESEARCH AND LICENSE AGREEMENTS

   The Operating Companies have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Expenses under these agreements totaled $1,024,000 and $1,827,000 in the years ended December 31, 1995 and 1996, respectively.

   At December 31, 1996, the annual aggregate commitments the Company has under these agreements, including minimum license payments, are as follows:

     1997                                                      $  2,356,300
     1998                                                           481,500
     1999                                                           393,000
     2000                                                           283,000
     2001                                                           325,500
                                                               ------------
                                                               $  3,839,300
                                                               ------------
                                                               ------------

   After 2001, the Company must make annual payments aggregating $325,500 per year to maintain certain of the foregoing licenses. Certain of the licenses provide for the payment of royalties by the Company on future product sales, if any. In addition, in order to maintain license and other rights during product development, the Company must comply with various conditions including the payment of patent related costs and obtaining additional equity investments.

5.  DEBT OBLIGATIONS

     NOTES AND ADVANCES PAYABLE TO RELATED PARTIES

   In March and April 1993, the Company borrowed $500,000 and $700,000, respectively, from stockholders. The unsecured notes payable had an interest rate of 10% per annum and were payable upon demand. The notes and accrued interest were convertible at the option of the holders into shares of Series A preferred stock at a conversion price of $5.11 per share. Additionally, in connection with these transactions, the stockholders were granted warrants to purchase 23,537 shares of Series A preferred stock at an exercise price of $6.44 per share. Upon the close of the IPO these warrants became exercisable for 33,682 shares of common stock at a price of $4.50 per share. The warrants expire in January 1999. In March 1994, the stockholders gave notice of their intention to convert the notes and $106,329 of accrued interest at December 31, 1993 into 256,130 shares of Series A preferred stock. However, the underlying shares of preferred stock were not issued until June 1995.

   From August through October 1995, entities managed by or affiliated with a director of the Company loaned the Company an aggregate of $250,000. The notes payable bore interest at the rate of 12% per annum and were repaid upon the closing of the IPO. See "Titan Bridge Financing Notes Payable" below.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     INGENEX TECHNOLOGY FINANCING AGREEMENT

   In January 1995, Ingenex assigned its rights under certain of its technology license agreements to a capital management partnership in exchange for $2,000,000. Ingenex has licensed back the technology for research and development purposes and has agreed to make monthly payments of $25,000 through July 1995 and $60,060 from August 1995 through January 1999. Each payment includes implicit interest at approximately 11.6% per annum. At the end of the payment term, the assigned license rights can be reacquired by Ingenex for $1.00. As part of the financing agreement, the Company issued to the capital management partnership a warrant to purchase 112,375 shares of the Company's Common Stock at a price of $3.56 per share. The warrant expires January 31, 2002. The capital management partnership has agreed to not sell, assign, or transfer any securities of the Company without prior written consent of the Company's underwriter. Ingenex incurred a finder's fee of $140,000 related to this transaction which has been capitalized as deferred financing costs and is being amortized over 48 months. An additional $45,000 of fees has also been capitalized and is being amortized over 48 months. The Company has guaranteed payment of the loan and has issued finder and director warrants to purchase an aggregate of 7,395 shares of the Company's common stock at an exercise price of $3.25 per share. The warrants expire in January 2002.

     INGENEX BRIDGE FINANCING NOTES PAYABLE

   In May 1995, Ingenex completed a bridge financing pursuant to which Ingenex issued $1,500,000 principal amount of bridge notes payable and 300,000 bridge warrants. Net proceeds from the bridge financing were approximately $1,305,000 (after expenses of the bridge financing). The bridge notes payable were due, together with interest at the rate of 9% per annum, on December 31, 1995 and Ingenex was not able to repay the notes by that date. Therefore Ingenex and the Company negotiated an extension of the bridge notes until February 28, 1996.
The bridge notes were subsequently repaid by the Company with proceeds from the IPO in January 1996. The bridge warrants entitle the holders thereof to purchase one share of Ingenex common stock until May 30, 2000 at a price of $2.50 per share. The bridge warrants have been assigned a value of $600,000. This amount was reflected as a discount on the bridge notes and was accreted as additional financing (interest) expense through the date of repayment of the notes payable.

     TITAN BRIDGE FINANCING NOTES PAYABLE

   In October 1995, the Company completed a bridge financing pursuant to which the Company issued $3,750,000 principal amount of bridge notes payable and 1,875,000 bridge warrants. A bridge warrant entitles the holder to purchase one share of the Company's common stock at a price of $3.00 per share. The warrants expire October 13, 2000. This amount includes the $250,000 for loans to the Company from August through October 1995 (noted above) which were converted, in accordance with the terms of the loans, into $250,000 principal amount of bridge notes payable and 125,000 bridge warrants. Net proceeds from the bridge financing were approximately $3,262,500 (after expenses of the issuance). The bridge notes, together with interest at the rate of 10% per annum, were repaid upon the consummation of the IPO in January 1996. The bridge warrants were assigned a value of $1,200,000. This amount was reflected as a discount on the bridge notes and was accreted as additional financing (interest) expense over the term of the notes until the IPO.

   Expenses of the bridge financing, including $487,500 in commissions, totaled $577,995, which has been capitalized as deferred financing costs. Upon consummation of the IPO, the unamortized portion of the debt discount and the deferred financing costs were written off in January 1996.

     FAIR VALUE OF DEBT OBLIGATIONS

   The carrying amounts of the Ingenex technology financing and Ingenex bridge financing notes payable approximate fair value, which was estimated using discounted cash flow analysis, based on Ingenex's current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount of the bridge financing notes payable of the Company reflects the unamortized discount. However, the fair value of these

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

instruments at December 31, 1995 would approximate $3.7 million, as they were repaid out of the proceeds of the IPO in January 1996.

6.  LEASES

   The Company leases facilities under operating leases that expire at various dates through August 2001. Rent expense was $550,015 and $461,815 for years ended December 31, 1995 and 1996, respectively.

   The Company is obligated under capital leases for certain equipment with an aggregate cost of $1,253,441 at December 31, 1995 and 1996. Amortization expense for leased assets is included in depreciation and amortization expense. The leases require the Company to purchase all of the equipment upon expiration of the leases at 25% of the original equipment cost.

     The following is a schedule of future minimum lease payments at December 31, 1996:

                                           OPERATING              CAPITAL
                                             LEASES                LEASES
                                             ------                ------
     1997                               $       569,354      $      365,508
     1998                                       589,063             519,608
     1999                                       232,443                  --
     2000                                       100,005                  --
     2001                                        50,906                  --
                                        ---------------      --------------
     Total minimum payments required    $     1,541,771             885,116
     Less amount representing interest  ---------------            (137,978)
     Present value of future lease      ---------------      --------------
      payments                                                      747,138
     Less current portion                                          (265,462)
                                                             --------------
                                                             $      481,676
                                                             --------------
                                                             --------------

7.  STOCKHOLDERS' EQUITY

     INITIAL PUBLIC OFFERING

   In January 1996, the Company issued 3,200,000 units at $5.00 per unit in its IPO. Each unit consisted of one share of common stock and one redeemable Class A warrant. The net proceeds (after underwriter's discount and expenses, and other costs associated with the IPO) totaled $13,690,357. At the closing of the offering, all of the Company's outstanding preferred stock automatically converted into common stock. In February 1996, the Company issued an additional 480,000 units, at $5.00 per unit, in accordance with the underwriter's over-allotment option. The net proceeds of the underwriter's over-allotment option totaled $2,160,000.

   Each share of Series A and Series B preferred stock was originally convertible into (and carried voting rights equal to) one share of common stock. In October 1995, pursuant to the terms of the Series B preferred stock agreement and in contemplation of the IPO, the board of directors and stockholders approved a change in the conversion ratio of Series A and Series B preferred stock providing that in the event of an IPO of common stock on or before March 31, 1996, each share of Series A and Series B preferred stock would automatically be converted into 1.4310444107 and 1.8993878755 shares of common stock, respectively (the "IPO Conversion Ratio"). The IPO Conversion Ratio was not higher than the ratio which otherwise would have applied in an IPO during this period. In conjunction with the IPO in January 1996 all outstanding shares of Series A and Series B preferred stock were converted into 5,521,140 shares of common stock.

   The holders of the Series A and Series B preferred stock received common stock in January 1996 with an aggregate fair value (at the $5 per unit value of the IPO) which exceeds by approximately $5,400,000 the cost of their initial investment in the Series A and Series B preferred stock. This amount has been deemed to be the equivalent of a preferred stock dividend. The Company recorded the deemed dividend at the time of conversion by offsetting charges and credits to additional paid in capital, without any effect on total stockholders' equity (net capital deficiency). There was no effect on 1995 or 1996 net loss or pro forma net

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loss per share from the mandatory conversion. However, the amount increased the loss allocable to common stock, in the calculation of net loss per share in 1996.

   In January 1996, the Company repaid the $3,750,000 principal and accrued interest of $105,083 related to a bridge financing with a portion of the proceeds of the IPO. The Company also repaid $1,500,000 of principal and accrued interest of $87,898 of notes issued by Ingenex in a bridge financing.

     PRIVATE PLACEMENT

   In July and August 1996, the Company completed a private placement (the "Private Placement") of 1,536,000 units, each unit consisting of one share of common stock and one redeemable Class A warrant, for total gross proceeds of $16,000,000. After deducting placement agent fees and other expenses of the private placement, the net proceeds to the Company were $13,739,628.

     WARRANTS

   At December 31, 1996, warrants to purchase 451,883 shares of common stock at a weighted average price of $4.44 per share were outstanding. Such warrants expire in November 1998 and January 2001.

   The warrants issued during 1996 in connection with the IPO and the Private Placement entitle the holder to purchase one share of common stock at an exercise price of $6.20, subject to adjustment in certain circumstances, at any time for a period of five years. Commencing January 18, 1997, the warrants are subject to redemption by the Company at $0.05 per warrant on 30 days' prior written notice if the closing bid price of the Company's common stock averages in excess of $9.10 per share for 30 consecutive trading days ending within 15 days of the date of notice of redemption. The Company has reserved a sufficient number of authorized but unissued shares of common stock for issuance upon exercise of the warrants. As of December 31, 1996, 59,014 of these warrants had been exercised.

     STOCK OPTION PLANS

   Under the terms of the Company's amended and restated stock option plan (the "1993 Option Plan"), incentive stock options may be granted to employees, and nonstatutory stock options may be granted to employees, directors and consultants of the Company and Operating Companies. A total of 558,073 shares of common stock have been reserved and authorized for issuance under the 1993 Option Plan.

   Options granted under the 1993 Option Plan expire no later than ten years from the date of grant, except when the grantee is a 10% shareholder of the Company or an Operating Company, in which case the maximum term is five years from the date of grant. The exercise price of incentive stock options, nonstatutory stock options and options granted to 10% shareholders of the Company (or the Operating Companies), shall be at least 100%, 85% and 110%, respectively, of the fair market value of the stock subject to the option on the grant date. The options are exercisable immediately upon grant, however, the shares issuable upon exercise of the options are subject to repurchase by the Company. Such repurchase rights will lapse over a period of up to five years from the date of grant. At December 31, 1996, 183,654 shares of common stock underlying the options would be subject to repurchase by the Company should such options be exercised and the optionees' employment or consulting relationship terminate. No further options will be granted under the 1993 Option Plan.

   In November 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Option Plan"). A total of 1,300,000 shares of common stock are reserved and authorized for issuance under the 1995 Option Plan. Options granted under the 1995 Option Plan expire no later than ten years from the date of grant, except when the grantee is a 10% shareholder of the Company or an Operating Company, in which case the maximum term is five years from the date of grant. The exercise price of incentive stock options, nonstatutory stock options and options granted to 10% shareholders of the Company (or the Operating Companies), shall be at least 100%, 85% and 110%, respectively, of the fair market value of the stock subject to the option on the grant date. The provisions of the 1995 Option Plan provide for the automatic grant of nonqualified stock options to purchase shares of common stock to directors of the Company who are not

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

principal (10%) stockholders of the Company ("Eligible Directors"). Each Eligible Director of the Company was granted an option to purchase 10,000 shares of common stock upon the effective date of the IPO.

   Activity under the 1993 and 1995 Option Plans is summarized below:

                                                            OUTSTANDING OPTIONS
                                            SHARES          -------------------
                                          AVAILABLE     NUMBER OF         PRICE PER     WEIGHTED AVG.
                                          FOR GRANT      SHARES              SHARE      EXERCISE PRICE
                                          ---------      ------              -----      --------------
     Balance at December 31, 1994          268,880        289,193        $0.29 - $1.17       $0.78
       Options granted                    (218,127)       218,127        $0.59 - $1.35       $1.34
       Options canceled                    157,243       (157,243)       $0.29 - $1.35       $0.97
                                       -----------      ---------
     Balance at December 31, 1995          207,996        350,077        $0.29 - $1.35       $1.04
       Increase in shares reserved       1,080,118             --             --              --
       Options granted                 (1,080,635)      1,080,635        $5.00 - $11.75      $9.93
       Options exercised                        --       (16,520)        $0.29 - $1.35       $0.62
       Options canceled                     11,886       (11,886)        $0.59 - $1.35       $0.66
                                       -----------      ---------
     Balance at December 31, 1996          219,365      1,402,306        $0.59 - $11.75      $7.90
                                       -----------      ---------
                                       -----------      ---------

   Of the options on 350,077 shares outstanding at December 31, 1995, options on 73,499 shares were exercisable at that date. The options outstanding at December 31, 1996 have been segregated into three ranges for additional disclosure as follows:



                                                     OPTIONS OUTSTANDING     OPTIONS EXERCISABLE
                                                     -------------------     -------------------
           RANGE OF                          WEIGHTED AVG.   WEIGHTED AVG.   OPTIONS    WEIGHTED AVG.
           EXERCISE            OPTIONS          REMAINING     EXERCISE      CURRENTLY    EXERCISE
           PRICES            OUTSTANDING    CONTRACTUAL LIFE    PRICE       EXERCISABLE    PRICE
           ------            -----------    ---------------- -------------  ----------- -------------
     $  0.59 - $  1.35         321,671            8.18          $  1.08       138,017    $  0.89
     $  5.00 - $  7.13         245,500            9.18          $  6.48        43,957    $  6.29
     $ 10.75 - $ 11.75         835,135            9.62          $ 10.94        80,370    $ 10.75
                            ----------                                       --------
                             1,402,306            9.21          $  7.90       262,344    $  4.82
                            ----------                                       --------
                            ----------                                       --------

   In addition, the Operating Companies, with the exception of ProNeura, each have a stock option plan under which options to purchase common stock of the Operating Companies have been and may be granted.

     STOCK COMPENSATION

   The Company has elected to follow APB 25 and related interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

   Pro forma information regarding the net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted subsequent to 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the multiple option approach with the following assumptions for 1996 and 1995: weighted-average volatility factor of 0.6; no expected dividend payments; weighted-average risk-free interest rates in effect of 6.38 and 6.00, respectively; and a weighted-average expected life of 4.77 and 4.41, respectively.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

   Based upon the above methodology, the weighted-average fair value of options granted during the years ended December 31, 1995 and 1996 was $0.73 and $5.71, respectively.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net loss over the options' vesting period. The Company's pro forma information is as follows:

                                                               DECEMBER 31,
                                                               ------------
                                                        1995                 1996
                                                        ----                 ----
     Consolidated pro forma net loss               $(11,852,518)        $(14,801,845)
     Consolidated pro forma loss per share         $      (5.10)        $      (1.85)

   The consolidated pro forma net loss calculated above includes the estimated fair value of the options granted by each of the operating companies in 1995 and 1996, calculated on substantially equivalent assumptions.

   Because SFAS 123 is applicable only to options granted subsequent to 1994, its pro forma effect will not be fully reflected until 1998.

     SHARES RESERVED FOR FUTURE ISSUANCE

   As of December 31, 1996, shares of common stock reserved by the Company for future issuance consisted of the following:

     Warrants issued in connection with related party debt           33,682
     Ingenex Technology Financing warrants                          119,770
     Bridge warrants                                              1,875,000
     IPO and Private Placement warrants                           5,156,986
     Placement agent warrants                                       451,883
     Unit purchase options                                        1,254,400
     Stock options                                                1,621,671
                                                                 ----------
     Total                                                       10,513,392
                                                                 ----------
                                                                 ----------

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  MINORITY INTEREST

   The $1,241,032 received by Ingenex upon the issuance of Series B convertible preferred stock has been classified as minority interest in the consolidated balance sheet and has not been reduced by any portion of the losses of Ingenex.

   Amounts invested by outside investors in the common stock of the consolidated subsidiaries has been apportioned between minority interest and additional paid-in capital in the consolidated balance sheets. Losses applicable to the minority interest holdings of the Operating Companies' common stock have reduced that interest.

9.  INCOME TAXES

   The Company and the Operating Companies have not elected to file a consolidated federal tax return.

   As of December 31, 1996, the Company had federal net operating loss carryforwards of approximately $33,300,000, of which approximately $29,900,000 is attributable to the Operating Companies (excluding Ansan). The net operating loss carryforwards will expire at various dates beginning in 2008 through 2011, if not utilized.

   Utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

   As of December 31, 1996, the Company had deferred tax assets of approximately $14,400,000, of which approximately $13,100,000 is attributable to the Operating Companies. As of December 31, 1995 and 1996, none of the deferred tax assets were attributable to Ansan. The net deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance increased by approximately $2,400,000 during 1995.

   Significant components of the Company's deferred tax assets for federal income taxes as of December 31, 1995 and 1996 are as follows:


     Deferred tax assets:

                                                    DECEMBER 31,
                                                    -----------
                                                1995                1996
                                                ----                ----
     Net operating loss carryforwards     $   8,700,000        $ 12,300,000
     Research credit carryforwards              800,000             900,000
     Capitalized research and development       600,000             800,000
     Other - net                                300,000             400,000
                                          -------------        ------------
     Net deferred tax assets                 10,400,000          14,400,000
     Valuation allowance                    (10,400,000)        (14,400,000)
                                          -------------        ------------
       Net deferred tax assets            $          --        $         --
                                          -------------        ------------
                                          -------------        ------------

10.  RELATED PARTY TRANSACTIONS

   In connection with the Company's private placement offering of Series B preferred stock in 1995, Paramount Capital, Inc. ("Paramount"), a related party, also acted as the placement agent. The Company made a cash payment of $148,500 to Paramount out of the private placement proceeds as compensation and expense allowance related to the offering. This amount was offset against the proceeds from the offering. Additionally, Paramount received warrants to purchase 24,402 shares of Series B preferred stock (see Note 7).

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  SUBSEQUENT EVENTS

   In January 1997, the Company entered into an exclusive license agreement with Hoechst Marion Roussel, Inc. ("HMR"). The license agreement gives the Company a worldwide license to HMR's patent rights and know-how related to a chemical compound known as IloperidoneTM, including the ability to develop, use, sublicense, manufacture and sell products and processes claimed in the patent rights. Under the agreement, the Company will pay HMR a license fee of $4 million , $2 million of which was paid in January 1997 and $2 million of which is due in July 1997. Also in January 1997, the Company issued 594,595 shares of common stock with a fair value of $5.5 million. As a result of this transaction, the Company incurred a charge for acquired in-process research and development of $9.5 million. During the period from September 1997 through January 1999, the Company shall be obligated to pay to HMR the difference between $5.5 million and the net proceeds, if any, received by HMR upon sale of the above mentioned common stock. In addition, the Company is required to make additional benchmark payments as specific milestones are met. Upon commercialization of the product, the license agreement provides that the Company will pay royalties based on net sales.

   UNAUDITED

   The Company's current stock price is significantly depressed, indicating a potential liability of $3.6 million related to the HMR shares.

   In March 1997, Titan and Ansan entered into an agreement for financing pursuant to which Titan advanced Ansan $1,000,000 in return for a debenture (the "Debenture") which is convertible at any time prior to June 21, 1997 into 333,333 shares of common stock. The Debenture bears interest at prime plus 2% and is due in March 1998. In connection with the issuance of the Debenture, Ansan granted Titan an option (the "First Option") to acquire on additional 333,333 shares of Ansan common stock for an aggregate purchase price of $1,000,000. The First Option expires on June 21, 1997.

   In the event the Debenture is converted to equity, Ansan will grant Titan two additional options (respectively, the "Second Option" and the "Third Option"). The Second Option will be exercisable for two years from the date of grant to purchase up to 1,630,000 shares of Ansan common stock at an exercise price of $3.75 per share. The Third Option will be exercisable through August 8, 2000 to purchase up to 500,000 additional shares at an exercise price of $6.50 per share. Titan will be obligated to exercise the Second Option for the purchase of specified numbers of shares in the event Titan's outstanding Class A Warrants are exercised, provided Ansan has not completed public or private equity financings resulting in specified gross proceeds prior to the date such a purchase obligation arises.

                                    SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TITAN PHARMACEUTICALS, INC.


Date: March 26, 1997              By: /s/ Louis R. Bucalo
                                      -----------------------------------
                                      Louis R. Bucalo, M.D. President and
                                      Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Louis R. Bucalo             President, Chief Executive        March 26, 1997
------------------------------  Officer and Director
Louis R. Bucalo, M.D.           (Principal Executive Officer)

/s/ Robert E. Farrell           Executive Vice President          March 26, 1997
------------------------------  Chief Financial Officer
Robert E. Farrell               (Principal Financial and
                                Accounting Officer)

/s/ Lindsay A. Rosenwald
------------------------------  Director                          March 26, 1997
Lindsay A. Rosenwald, M.D.


/s/ Michael K. Hsu
------------------------------  Director                          March 26, 1997
Michael K. Hsu

/s/ Hubert Huckel
------------------------------  Director                          March 26, 1997
Hubert Huckel, M.D.

------------------------------  Director
Marvin Jaffe, M.D.


/s/ Konrad M. Weis
------------------------------  Director                          March 26, 1997
Konrad M. Weis

/s/ Kenneth J. Widder
------------------------------  Director                          March 26, 1997
Kenneth J. Widder, M.D.

/s/ Ernst-Gunter Afting
------------------------------  Director                          March 26, 1997
Ernst-Gunter Afting, M.D.