Form 10QSB
period 1997-03-31
TITAN PHARMACEUTICALS INC
filed 1997-05-20
CIK 910267

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-QSB

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended March 31, 1997.

                                          or

/ /   Transition report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the Transition Period From _____________ to __________________.

      Commission file number 0-27436

                             TITAN PHARMACEUTICALS, INC.
                (Exact name of registrant as specified in its charter)

                   DELAWARE                        94-3171940
                   --------                        ----------
        (State or Other Jurisdiction of         (I.R.S. Employer
        Incorporation or Organization)         Identification No.)

  400 OYSTER POINT BLVD., SUITE 505, SOUTH SAN FRANCISCO, CALIFORNIA 94080
  ------------------------------------------------------------------------
         (Address of Principal Executive Offices including zip code)

                                    (415) 244-4990
                                    --------------
                   (Issuer's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X      No
                                        ---------     ---------

State the number of shares outstanding of each of the issuer's common equity as of May 9, 1997: 13,046,102 shares of Common Stock outstanding, $.001 par value.

Transitional Small Business Disclosure Format. Yes            No     X
                                                   ---------     ---------

                             TITAN PHARMACEUTICALS, INC.
                                 INDEX TO FORM 10-QSB



PART I.   FINANCIAL INFORMATION                                        PAGE
                                                                       ----
          Item 1.  Condensed Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets
               March 31, 1997 and December 31, 1996.................    2

          Condensed Consolidated Statements of Operations
               Three months ended March 31, 1997
               and 1996 and period from commencement of
               operations (July 25, 1991) to March 31, 1997.........    3

          Condensed Consolidated Statements of Cash Flows
               Three months ended March 31, 1997 and 1996 and
               period from commencement of operations
               (July 25, 1991) to March 31, 1997....................    4

          Notes to Condensed Consolidated Financial
               Statements - March 31, 1997..........................    6

          Item 2.  Management's Discussion and Analysis
               or Plan of Operations................................    9

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K.................   12

SIGNATURES..........................................................   13

PART I.  FINANCIAL INFORMATION

                             TITAN PHARMACEUTICALS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     MARCH 31,    DECEMBER 31,
                                                       1997          1996
                                                    (Unaudited)    (Note A)
                                                   ------------   ------------
ASSETS
Current assets:
    Cash and cash equivalents                      $  3,365,609   $  1,376,532
    Short-term investments                            4,500,000     13,000,000
    Prepaid expenses and other current assets           213,755        193,324
    Receivable from Ansan Pharmaceuticals, Inc.         136,915        117,881
                                                   ------------   ------------
           Total current assets                       8,216,279     14,687,737
Furniture and equipment, net                            734,982        791,579
Deferred financing costs                                 84,787         96,349
Note receivable from Ansan Pharmaceuticals, Inc.      1,000,000           -
Investment in Ansan Pharmaceuticals, Inc.               310,815        590,854
Other assets                                            280,092        199,830
                                                   ------------   ------------
                                                  $  10,626,955   $ 16,366,349
                                                   ------------   ------------
                                                   ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                 $  706,746   $    692,982
    License fee payable                               2,000,000           -
    Accrued legal fees                                  516,946        587,800
    Accrued sponsored research                           92,811        163,905
    Other accrued liabilities                           432,017        233,044
    Current portion of capital lease obligations        276,143        265,462
    Current portion of technology financing -
      Ingenex, Inc.                                     591,652        570,711
                                                   ------------   ------------
           Total current liabilities                  4,616,315      2,513,904
Noncurrent portion of capital lease obligation          408,501        481,676
Noncurrent portion of technology financing -
   Ingenex, Inc.                                        562,600        718,602
                                                   ------------   ------------
           Total liabilities                          5,587,416      3,714,182
Commitments
Minority interest - Series B preferred stock of
   Ingenex, Inc.                                      1,241,032      1,241,032
Guaranteed security value (Note 3)                    5,500,000           -
Stockholders' Equity (net capital deficiency):
    Common stock, at amounts paid in                 49,622,782     49,619,784
    Additional paid-in capital                        6,521,353      6,521,353
    Deferred compensation                             (587,160)       (630,100)
    Deficit accumulated during the development
       stage                                       (57,258,468)    (44,099,902)
                                                   ------------   ------------
           Total stockholders' equity
               (net capital deficiency)             (1,701,493)     11,411,135
                                                   ------------   ------------
                                                  $ 10,626,955    $ 16,366,349
                                                   ------------   ------------
                                                   ------------   ------------

Note A: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


          See Notes to Condensed Consolidated Financial Statements

                            TITAN PHARMACEUTICALS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                           PERIOD FROM
                                                                                           COMMENCEMENT
                                                                                           OF OPERATIONS
                                                      THREE MONTHS ENDED MARCH 31,      (JULY 25, 1991) TO
                                                         1996               1997          MARCH 31, 1997
                                                    ------------     ---------------    ------------------
Grant revenue                                       $     49,705     $        36,262       $    434,595

Costs and expenses:
    Research and development                             827,898           2,174,735         29,755,128
    Acquired in-process research and development               -           9,500,000         10,186,000
    General and administrative                           921,193           1,336,918         13,165,264
                                                    ------------     ---------------       ------------
    Total costs and expenses                           1,749,091          13,011,653         53,106,392
                                                    ------------     ---------------       ------------
    Loss from operations                             (1,699,386)         (12,975,391)       (52,671,797)
Other income (expense):
    Equity in loss of Ansan Pharmaceuticals, Inc.      (178,676)            (280,039)        (1,736,125)
    Interest income                                      76,422              171,935          1,342,677
    Interest expense                                 (1,623,129)             (75,071)        (4,238,073)
                                                    ------------     ---------------       ------------
       Other expense - net                           (1,725,383)            (183,175)        (4,631,521)
                                                    ------------     ---------------       ------------
       Loss before minority interest                 (3,424,769)         (13,158,566)       (57,303,318)
    Minority interest in losses of subsidiaries               -                    -             44,850
                                                    ------------     ---------------       ------------
       Net loss                                     $(3,424,769)     $   (13,158,566)      $(57,258,468)
                                                    ------------     ---------------       ------------
                                                    ------------     ---------------       ------------
Net loss per share                                                   $         (1.02)
                                                                     ---------------
                                                                     ---------------
Shares used in computation of net loss per share                          12,897,703
                                                                     ---------------
                                                                     ---------------
Pro forma net loss per share                      $       (0.89)
                                                  --------------
                                                  --------------
Shares used in computation of pro forma net
  loss per share                                      9,916,250
                                                  --------------
                                                  --------------

          See Notes to Condensed Consolidated Financial Statements

                            TITAN PHARMACEUTICALS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           PERIOD FROM
                                                                                           COMMENCEMENT
                                                                                           OF OPERATIONS
                                                      THREE MONTHS ENDED MARCH 31,      (JULY 25, 1991) TO
                                                         1996               1997          MARCH 31, 1997
                                                    ------------     ---------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                        $ (3,424,769)    $ (13,158,566)       $  (57,258,468)
    Adjustments to reconcile net loss to net
       cash used in operating activities
       Amortization and depreciation                      99,024           143,210             1,206,401
       Issuance of common stock to acquire
         technology                                            -         5,500,000             5,500,000
       Accrued license fee to acquire technology               -         2,000,000             2,000,000
       Accretion of discount on indebtedness           1,407,579                 -             2,290,910
       Equity in loss of Ansan Pharmaceuticals,
         Inc.                                            178,676           280,039             1,736,125
       Other                                                   -                 -               (35,653)
       Issuance of common stock to acquire
          minority interest of Theracell, Inc.                 -                 -               686,000
    Changes in operating assets and liabilities:
       Prepaid expenses and other current assets         (78,445)          (20,431)             (213,755)
       Receivable from Ansan Pharmaceuticals, Inc.        (8,557)          (19,034)             (136,915)
       Other assets                                            -           (80,262)             (285,057)
       Accounts payable                                   72,533            13,764               940,936
       Other accrued liabilities                        (725,776)           57,025             1,532,190
                                                    ------------     -------------       ---------------
Net cash used in operating activities                 (2,479,735)       (5,284,255)          (42,037,286)
                                                    ------------     -------------       ---------------


            See Notes to Condensed Consolidated Financial Statements

                             TITAN PHARMACEUTICALS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                                            PERIOD FROM
                                                                                            COMMENCEMENT
                                                                                            OF OPERATIONS
                                                       THREE MONTHS ENDED MARCH 31,      (JULY 25, 1991) TO
                                                          1996               1997          MARCH 31, 1997
                                                     ------------     ---------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of furniture and equipment                    (1,559)           (32,111)          (1,104,470)
    Purchases of short-term investments                (8,856,555)          (100,000)         (59,782,493)
    Proceeds from sale of short-term investments                -          8,600,000           55,282,493
    Issuance of debenture to Ansan
       Pharmaceuticals, Inc.                                    -         (1,000,000)          (1,000,000)
    Effect of deconsolidation of Ansan
       Pharmaceuticals, Inc.                                    -                  -             (135,934)
                                                     ------------       ------------       --------------
Net cash provided by (used in) investing
   activities                                          (8,858,114)         7,467,889           (6,740,404)
                                                     ------------       ------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock             16,115,079              2,998           30,028,760
    Deferred financing costs                                    -                  -             (810,248)
    Proceeds from issuance of preferred stock                   -                  -           17,601,443
    Proceeds from notes payable and advances payable            -                  -            2,681,500
    Repayment of notes payable                                  -                  -           (1,441,500)
    Proceeds from Ansan bridge financing                        -                  -            1,425,000
    Proceeds from Titan and Ingenex bridge financing            -                  -            5,250,000
    Repayment of Titan and Ingenex bridge financing    (5,250,000)                 -           (5,250,000)
    Proceeds from capital lease financing                       -                  -              658,206
    Payments of principal under capital lease
      Obligation                                          (53,370)           (62,494)            (568,798)
    Proceeds from Ingenex, Inc. technology financing            -                  -            2,000,000
    Principal payments on Ingenex, Inc.
      Technology financing                               (116,932)          (135,061)            (845,748)
    Increase in minority interest from issuances of
      Preferred stock by Ingenex, Inc.                          -                  -            1,241,032
    Issuance of common stock by subsidiaries                    -                  -              173,652
                                                     ------------       ------------       --------------
Net cash provided by (used in) financing activities    10,694,777           (194,557)          52,143,299
                                                     ------------       ------------       --------------

Net increase (decrease) in cash and cash equivalents     (643,072)         1,989,077            3,365,609
Cash and cash equivalents, beginning of period            947,805          1,376,532                    -
                                                     ------------       ------------       --------------
Cash and cash equivalents, end of period              $   304,733       $  3,365,609          $ 3,365,609
                                                     ------------       ------------       --------------
                                                     ------------       ------------       --------------


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

   ANSAN PHARMACEUTICALS, INC.

   Ansan was incorporated in November 1992 to engage in the development of novel treatment of cancer and other disorders characterized by abnormal cellular growth and differentiation. It was a majority-owned consolidated subsidiary until August 1995. In August 1995, Ansan completed an initial public offering of its securities. Such offering reduced the Company's ownership in Ansan from approximately 95% to approximately 43%. Since August 1995, the Company has accounted for its investment in Ansan using the equity method. In March 1997, Ansan and Titan entered into a financing agreement pursuant to which Titan was granted a three month option to reacquire and maintain a majority equity interest in Ansan (See Note 4). At March 31, 1997, the Company owned 43% of Ansan.

   INGENEX, INC.

   Ingenex, a majority-owned consolidated subsidiary, was incorporated in July 1991 and reincorporated in June 1992. It is engaged in the development of gene-based therapeutics and the discovery of medically important genes for the treatment of cancer and viral diseases. At March 31, 1997, the Company owned 81% of Ingenex.

   THERACELL, INC.

   Theracell was incorporated in November 1992 to engage in the development of novel treatments for various neurologic disorders through the transplantation of neural cells and neuron-like cells directly into the brain. At March 31, 1997, the Company owned 100% of Theracell.

   PRONEURA, INC.

   ProNeura was incorporated in October 1995 to engage in the development of cost effective, long term treatment solutions to neurological and psychiatric disorders through an implantable drug delivery system. At March 31, 1997, the Company owned 79% of ProNeura.

   TRILEX PHARMACEUTICALS, INC.

   Trilex was incorporated in May 1996 to engage in research and development of cancer therapeutic vaccines utilizing anti-idiotypic antibody technology. At March 31, 1997, the Company owned 100% of Trilex.

BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These financials should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. annual report on Form 10-KSB for the year ended
December 31, 1996.

NET LOSS PER SHARE

   For purposes of computing net loss per share data in the three months ended March 31, 1996, the net loss has been increased by a $5,431,871 deemed dividend (see Note 2). Per share data is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive. Pro forma loss per share has been computed for the three months ended March 31, 1996 which gives effect, pursuant to SEC policy, to common equivalent shares from convertible preferred stock issued more than 12 months from the proposed initial public offering that automatically converted upon completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a change in primary earnings per share for the quarters ended March 31, 1997 and March 31, 1996 as the Company incurred net losses in those periods and, accordingly, the calculation of earnings per share for those periods excluded stock options as their effect was antidilutive.

2. STOCKHOLDERS' EQUITY

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

3.  COLLABORATIVE AGREEMENTS

HOECHST MARION ROUSSEL, INC. AGREEMENT

   In January 1997, the Company entered into an exclusive license agreement the ("HMR Agreement") with Hoechst Marion Roussel, Inc. ("Hoechst"). The license agreement gives the Company a worldwide license to Hoechst's patent rights and know-how related to a chemical compound known as Iloperidone, including the ability to develop, use, sublicense, manufacture and sell products and processes claimed in the patent rights. Terms of the HMR Agreement required the Company to pay Hoechst an upfront license fee of $9,500,000, payable as follows: (i) $2,000,000 in cash on January 20, 1997;
(ii) the issuance of $5,500,000 of common stock (594,595 shares) on January 20, 1997; (iii) and $2,000,000 in cash on July 18, 1997. As a result of this transaction, the Company incurred a charge for acquired in-process research and development of $9,500,000. During the period from October 1997 through January 1999, the Company shall be obligated to pay to Hoechst the difference between $5,500,000 and the net proceeds received by Hoechst upon sale of the above mentioned common stock. Accordingly, this amount has been recorded as guaranteed security value in the accompanying balance sheet. Any cash paid under the guarantee will be charged against this balance, and the remaining balance, if any, will be transferred to common stock. The Company's current stock price is significantly depressed, indicating a potential liability at May 6, 1997 of $3.6 million related to the Hoechst shares. In addition, the Company is required to make additional benchmark payments as specific milestones are met. Upon commercialization of the product, the license agreement provides that the Company will pay royalties based on net sales.

4.  NOTE RECEIVABLE FROM ANSAN PHARMACEUTICALS, INC.

   In March 1997, Titan and Ansan entered into an agreement for financing pursuant to which Titan advanced Ansan $1,000,000 in return for a debenture (the "Debenture") which is convertible at any time prior to June 21, 1997 into 333,333 shares of common stock. The Debenture bears interest at prime plus 2% and is due in April 1998. In connection with the issuance of the Debenture, Ansan granted Titan an option (the "First Option") to acquire an additional 333,333 shares of Ansan common stock for an aggregate purchase price of $1,000,000. The First Option expires on June 21, 1997.

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

RESULTS OF OPERATIONS

   The Company is a development stage company which currently conducts its operations in conjunction with five operating companies: Ansan, Ingenex, Theracell, ProNeura and Trilex (collectively, the "Operating Companies"). Since its inception, the Company's efforts have been principally devoted to acquiring licenses and technologies, raising capital, research and development and securing patent protection. The Company has had no significant revenue and has incurred an accumulated deficit through March 31, 1997 of approximately $57,258,000. These losses have resulted from expenditures for research and development and general and administrative activities including legal and professional activities, and are expected to continue for the foreseeable future.

   Total revenues for the three months ended March 31, 1997 ("first quarter 1997") were approximately $36,000 and approximately $50,000 for the three months ended March 31, 1996 ("first quarter 1996") from NIH grants.

   Research and development expenses for the first quarter 1997 were approximately $2,175,000, an increase of $1,347,000 or 163% from the first quarter 1996. The increase reflects the addition of Trilex in the second quarter of 1996, costs related to the acquisition and development of the newly licensed antipsychotic agent known as Iloperidone, and increased sponsored research costs for Theracell. Acquired in-process research and development of $9,500,000 in the first quarter 1997 reflects an upfront license fee under the HMR Agreement with Hoechst for exclusive worldwide rights to Iloperidone.

   General and administrative expenses for the first quarter 1997 were approximately $1,337,000 compared with $921,000 for the first quarter 1996, an increase of 45%. The increase reflects the addition of Trilex in the second quarter of 1996.

   As a result of the foregoing expenses, the Company incurred an operating loss of approximately $12,975,000 during the first quarter 1997 compared with $1,699,000 for the first quarter 1996. The first quarter 1997 operating loss includes a non-recurring charge of $9,500,000 for the Iloperidone license, of which $5,500,000 is a non-cash charge, $2,000,000 was paid in January and $2,000,000 will be paid in July 1997. The Company expects to continue to incur substantial research and development costs in the future as a result of funding (i) ongoing research and development programs at the Company and the Operating Companies, (ii) manufacturing of products for use in clinical trials, (iii) patent and regulatory related expenses, and (iv) preclinical and clinical testing of the products. The Company also expects that general and administrative costs necessary to support such research and development activities will increase. Accordingly, the Company expects to incur increasing operating losses for the foreseeable future.

   Other income includes interest income, which was approximately $172,000 during the first quarter 1997 as compared to $76,000 during the first quarter 1996. The increase of $96,000, reflects an increase in the amount of cash and short-term investments subsequent to the Company's IPO in January 1996 and a private placement completed in August 1996 (the "Private Placement"). Interest expense decreased to approximately

$75,000 during the first quarter 1997 from $1,623,000 for the first quarter 1996. Approximately $1,408,000 of the 1996 expense reflects a non-recurring charge due to the repayment in January 1996 of notes issued in a bridge financing (the "Bridge Notes"). Approximately $950,000 of the non-recurring charge represents the unamortized portion of the $1,200,000 debt discount, and $458,000 represents debt issuance costs. Excluding the non-recurring charge during the first quarter 1996, interest expense was approximately $64,000 for the first quarter 1996 compared to $75,000 for the first quarter 1997.

   Other income for the 1997 and 1996 three months also includes approximately $280,000 and $179,000, respectively, of losses representing the Company's share of Ansan's losses.

LIQUIDITY AND SOURCES OF CAPITAL

   On July 31 and August 2, 1996, the Company completed the Private Placement which resulted in net proceeds to the Company of approximately $13,740,000 after payment of placement agent fees and other expenses of the Private Placement.

   The Company is party to a master capital equipment lease with respect to which the Operating Companies have entered into a sublease and assignment with the Company. At March 31, 1997, the amount outstanding under the equipment lease was $684,644 with monthly payments of $30,459. The Company has also guaranteed the obligations of Ingenex under an assignment and sublicense agreement pursuant to which Ingenex received $2,000,000 in financing in January 1995. Such agreement currently provides for monthly payments of $60,060 through January 1999.

   The Operating Companies have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. The aggregate commitments the Company has under these agreements, including minimum license payments, for the next 12 months is approximately $2,416,000. Certain of the licenses provide for the payment of royalties by the Company on future product sales, if any. In addition, in order to maintain license and other rights during product development, the Company must comply with various conditions including the payment of patent related costs and obtaining additional equity investments by specified dates.

   In January 1997, the Company entered into the HMR Agreement with Hoechst, effective as of December 31, 1996, pursuant to which it acquired an exclusive worldwide license to the antipsychotic agent Iloperidone. Terms of the HMR Agreement required the Company to pay Hoechst an upfront license fee of $9,500,000, payable as follows: (i) $2,000,000 in cash on January 20, 1997;
(ii) the issuance of $5,500,000 of common stock (594,595 shares at $9.25 per share) on January 20, 1997 (the "Fee Shares"); (iii) and $2,000,000 in cash on July 18, 1997. During the period from October 1997 through January 1999, the Company shall be obligated to pay to Hoechst the difference between $5,500,000 and the net proceeds received by Hoechst upon the sale of the Fee Shares. See Note 3 of Notes to Financial Statements. The HMR Agreement also provides for substantial future late stage milestone payments to Hoechst, as well as royalty payments on net sales, if any.

   The Company does not have the substantial funds necessary to complete the clinical development of Iloperidone and is currently pursuing several financing alternatives including corporate partnering arrangements and off balance sheet financing to complete development of Iloperidone. There can be no assurance that any such financing will be available on acceptable terms, if at all. If adequate funds are not available on acceptable terms, the Company may be required to delay, scale back or possibly discontinue development of Iloperidone. Furthermore, if the Company does not fulfill its upfront license fee obligation and due diligence obligation to Hoechst, it could lose its rights under the HMR Agreement, relinquishing all payments made to such point.

   In March 1997, Titan and Ansan entered into an agreement for financing pursuant to which Titan advanced Ansan $1,000,000 in return for the debenture which is convertible at any time prior to June 21, 1997 into 333,333 shares of Ansan common stock. The Debenture bears interest at prime plus 2% and is due in April 1998. In connection with the issuance of the Debenture, Ansan granted Titan the First Option to acquire an additional 333,333 shares of Ansan common stock for an aggregate purchase price of $1,000,000. The First Option expires on June 21, 1997.

   In the event the Debenture is converted to equity, Ansan will grant to Titan two additional options. The Second Option will be exercisable for two years from the date of grant to purchase up to 1,630,000 shares of Ansan common stock at an exercise price of $3.75 per share. The Third Option will be exercisable through August 8, 2000 to purchase up to 500,000 additional shares at an exercise price of $6.50 per share. Titan will be obligated to exercise the Second Option for the purchase of specified numbers of shares in the event Titan's outstanding Class A Warrants are exercised, provided Ansan has not completed public or private equity financings resulting in specified gross proceeds prior to the date such a purchase obligation arises.

   The Company expects to continue to incur substantial additional operating losses from costs related to continuation and expansion of research and development, clinical trials, and increased administrative and fund raising activities over at least the next several years. The Company believes that the proceeds of the Private Placement will be sufficient to continue development on priority projects and maintain the Company's rights under current licensing arrangements through approximately the end of 1997 (assuming alternative financing is obtained to fund Iloperidone and that the First Option is not exercised). The Company will be required to seek additional financing to continue its operations beyond that period. However, the Company's capital requirements may change depending on numerous factors including, but not limited to, the progress of the Company's research and development programs, the results of clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of the Company's products, and the status of competitive products. In addition, expenditures will be dependent on the establishment of collaborative relationships with other companies, the availability of financing, and other factors. In any event, the Company anticipates that it will require substantial additional financing in the future. There can be no assurance as to the availability or terms of any required additional financing, when and if needed. In the event that the Company fails to raise any funds it requires, it may be necessary for the Company to outlicense rights it would prefer to retain or significantly curtail its activities or cease operations.

                                       PART II

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits
                10.24 Financing agreement between the Registrant and Ansan Pharmaceuticals, Inc. dated March 21,1997
                11.1    Statement of Computation of Net Loss Per Share


           (b)  Reports on Form 8-K
                A current report on Form 8-K was filed with the Securities and Exchange Commission on January 9, 1997.

                                      SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TITAN PHARMACEUTICALS, INC.

          May 12, 1997                       By: /s/Louis R. Bucalo
                                                 ----------------------------
                                                 Louis R. Bucalo,  M.D.,
                                                 President and Chief Executive
                                                 Officer

          May 12, 1997                       By: /s/Robert E. Farrell
                                                 ----------------------------
                                                 Robert E. Farrell, Chief
                                                 Financial Officer