Form 10QSB
period 1997-06-30
TITAN PHARMACEUTICALS INC
filed 1997-08-08
CIK 910267

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-QSB

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 1997.

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

       400 OYSTER POINT BLVD., SUITE 505, SOUTH SAN FRANCISCO, CALIFORNIA 94080
             (Address of Principal Executive Offices including zip code)

                                    (415) 244-4990
                   (Issuer's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---   ---

State the number of shares outstanding of each of the issuer's common equity as of August 4, 1997: 13,046,102 shares of Common Stock outstanding, $.001 par value.

Transitional Small Business Disclosure Format. Yes    No X
                                                 ---   ---

                             TITAN PHARMACEUTICALS, INC.
                                 INDEX TO FORM 10-QSB


PART I.  FINANCIAL INFORMATION                                            PAGE

         Item 1.  Condensed Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets
            June 30, 1997 and December 31, 1996. . . . . . . . . . . . . . .2

         Condensed Consolidated Statements of Operations
            Three months and six months ended June 30, 1997
            and 1996 and period from commencement of
            operations (July 25, 1991) to June 30, 1997. . . . . . . . . . .3

         Condensed Consolidated Statements of Cash Flows
            Six months ended June 30, 1997 and 1996 and
            period from commencement of operations
            (July 25, 1991) to June 30, 1997 . . . . . . . . . . . . . . . .4

            Notes to Condensed Consolidated Financial
            Statements - June 30, 1997 . . . . . . . . . . . . . . . . . . .5

         Item 2.  Management's Discussion and Analysis
            or Plan of Operations. . . . . . . . . . . . . . . . . . . . . .8

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . 11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

    PART I.  FINANCIAL INFORMATION


                             TITAN PHARMACEUTICALS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED BALANCE SHEETS




                                                                  JUNE 30,   DECEMBER 31,
                                                                   1997          1996
                                                                (Unaudited)    (Note A)
                                                                -----------  ------------
Assets
Current assets
  Cash and cash equivalents                                    $11,413,881    $ 1,376,532
  Short-term investments                                           500,000     13,000,000
  Prepaid expenses and other current assets                        216,089        193,324
  Receivable from Ansan Pharmaceuticals, Inc.                      189,300        117,881
  Note receivable from Ansan Pharmaceuticals, Inc.               1,000,000            -
                                                               -----------    -----------
    Total current assets                                        13,319,270     14,687,737
Furniture and equipment, net                                       282,579        791,579
Deferred financing costs                                            50,000         96,349
Investment in Ansan Pharmaceuticals, Inc.                           89,029        590,854
Other assets                                                        47,266        199,830
                                                               -----------    -----------
                                                               $13,788,144    $16,366,349
                                                               -----------    -----------
                                                               -----------    -----------
Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                             $ 1,113,473    $   692,982
  License fee payable                                            2,000,000            -
  Accrued legal fees                                               254,178        587,800
  Accrued sponsored research                                       153,327        163,905
  Other accrued liabilities                                        967,610        233,044
  Current portion of capital lease obligation                          -          265,462
  Current portion of technology financing - Ingenex, Inc.              -          570,711
                                                               -----------    -----------
    Total current liabilities                                    4,488,588      2,513,904
Noncurrent portion of capital lease obligation
                                                                       -          481,676
Noncurrent portion of technology financing - Ingenex, Inc.             -          718,602
                                                               -----------    -----------
Total liabilities                                                4,488,588      3,714,182
Commitments
Minority interest - Series B preferred stock of Ingenex, Inc.    1,241,032      1,241,032
Guaranteed security value (Note 3)                               5,500,000            -
Stockholders' Equity:
  Common stock, at amounts paid in                              49,622,782     49,619,784
  Additional paid-in capital                                     6,521,353      6,521,353
  Deferred compensation                                           (544,220)      (630,100)
  Deficit accumulated during the development stage             (53,041,391)   (44,099,902)
                                                               -----------    -----------
    Total stockholders' equity                                   2,558,524     11,411,135
                                                               -----------    -----------
                                                               $13,788,144    $16,366,349
                                                               -----------    -----------
                                                               -----------    -----------



    Note A: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                               See accompanying notes.

                             TITAN PHARMACEUTICALS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                                                                                   PERIOD FROM
                                                                                                                   COMMENCEMENT
                                                                                                                   OF OPERATIONS
                                                      THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,   (JULY 25, 1991) TO
                                                      ---------------------------   -------------------------
                                                         1996           1997           1996           1997          JUNE 30, 1997
                                                      -----------    -----------    -----------    ----------   ------------------
Grant revenue                                        $      -       $   111,483    $    49,705    $   147,745        $    546,078

Costs and expenses:
   Research and development                            1,522,090      2,643,240      2,349,988      4,817,975          32,398,368
   Acquired in-process research and development
                                                             -              -              -        9,500,000          10,186,000
   General and administrative                          1,054,793      1,626,973      1,975,986      2,963,891          14,792,237
                                                     -----------    -----------    -----------    -----------        ------------
         Total costs and expenses                      2,576,883      4,270,213      4,325,974     17,281,866          57,376,605
                                                     -----------    -----------    -----------    -----------        ------------
         Loss from operations                         (2,576,883)    (4,158,730)    (4,276,269)   (17,134,121)        (56,830,527)

Other income (expense):
   Gain on sale of technology and fixed assets               -        8,513,884            -        8,513,884           8,513,884
   Equity in loss of Ansan, Inc.                        (176,813)      (221,785)      (355,489)      (501,824)         (1,957,910)
   Interest income                                       263,326        147,378        339,748        319,313           1,490,055
   Interest expense                                     (195,077)       (63,670)    (1,818,206)      (138,741)         (4,301,743)
                                                     -----------    -----------    -----------    -----------        ------------
         Other expense - net                            (108,564)     8,375,807     (1,833,947)     8,192,632           3,744,286
                                                     -----------    -----------    -----------    -----------        ------------
         Income (loss) before minority interest       (2,685,447)     4,217,077     (6,110,216)    (8,941,489)        (53,086,241)
   Minority interest in losses of subsidiaries               -              -            9,853            -              44,850
                                                     -----------    -----------    -----------    -----------        ------------
         Net Income (loss)                           $(2,685,447)   $ 4,217,077    $(6,100,363)   $(8,941,489)       $(53,041,391)
                                                     -----------    -----------    -----------    -----------        ------------
                                                     -----------    -----------    -----------    -----------        ------------

Net income (loss) per share                          $     (0.25)       $  0.32    $     (1.18)   $     (0.67)
                                                     -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------

Shares used in per share computation                  10,757,940     13,157,382      9,791,050    12,971,902
                                                     -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------




                               See accompanying notes.

                             TITAN PHARMACEUTICALS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                                        PERIOD FROM
                                                                                     COMMENCEMENT OF
                                                                                     OPERATIONS (JULY
                                                           SIX MONTHS ENDED JUNE 30,   25, 1991) TO
                                                           -------------------------
                                                              1996           1997      JUNE 30, 1997
                                                           ----------     ----------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                              $ (6,100,363)  $ (8,941,489)  $(53,041,391)
   Adjustments to reconcile net loss to net cash used
  in operating activities
  Amortization and depreciation                               222,417        245,576      1,308,767
  Issuance of common stock to acquire technology                  -        5,500,000      5,500,000
  Accrued license fee to acquire technology                       -        2,000,000      2,000,000
  Loss (gain) on sale of equipment                                          (218,654)      (218,654)
  Accretion of discount on indebtedness                     1,407,579            -        2,290,910
  Equity in loss of Ansan, Inc.                               355,489        501,825      1,957,911
  Other                                                        (9,626)           -          (35,653)
  Issuance of common stock to acquire
    minority interest of Theracell, Inc.                          -              -          686,000
  Changes in operating assets and liabilities:
    Prepaid expenses and other current assets                 (38,902)       (22,765)      (216,089)
    Receivable - Ansan, Inc.                                  (24,660)       (71,419)      (189,300)
    Other assets                                              (28,108)       152,564        (52,231)
    Accounts payable                                           66,980        420,491      1,347,663
    Other accrued liabilities                              (1,124,651)       390,366      1,865,531
                                                         ------------   ------------   ------------
Net cash used in operating activities                      (5,273,845)       (43,505)   (36,796,536)
                                                         ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                         (63,641)       (51,718)    (1,124,077)
  Purchases of short-term investments                     (10,261,502)      (100,000)   (59,782,493)
  Proceeds from sales of short-term investments             3,750,000     12,600,000     59,282,493
  Issuance of debenture to Ansan Pharmaceuticals, Inc.            -       (1,000,000)    (1,000,000)
  Effect of deconsolidation of Ansan, Inc.                        -              -         (135,934)
                                                         ------------   ------------   ------------
Net cash provided by (used in) investing activities        (6,575,143)    11,448,282     (2,760,011)
                                                         ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                 16,357,887          2,998     30,028,760
  Offering costs                                               (2,483)           -              -
  Deferred financing costs                                        -           46,349       (763,899)
  Issuance of preferred stock                                     -              -       17,601,443
  Proceeds from notes payable and advances payable                -              -        2,681,500
  Repayment of notes payable                                      -              -       (1,441,500)
  Proceeds for Ansan bridge financing                             -              -        1,425,000
  Proceeds from Titan and Ingenex bridge financing                -              -        5,250,000
  Repayment of Titan and Ingenex bridge financing          (5,250,000)           -       (5,250,000)
  Proceeds from capital lease                                     -              -          658,206
  Payments of principal under capital lease obligation       (108,887)      (127,462)      (633,766)
  Proceeds from Ingenex, Inc. technology financing                -              -        2,000,000
  Principal payments on Ingenex, Inc.
    technology financing                                     (238,155)    (1,289,313)    (2,000,000)
  Increase in minority interest from issuances of
  preferred stock by Ingenex, Inc.                                -              -        1,241,032
  Issuance of common stock by subsidiaries                      9,853            -          173,652
                                                         ------------   ------------   ------------
Net cash provided by (used in) financing activities        10,768,215     (1,367,428)    50,970,428
                                                         ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents         (880,773)    10,037,349     11,413,881
Cash and cash equivalents, beginning of period                947,805      1,376,532            -
                                                         ------------   ------------   ------------
Cash and cash equivalents, end of period                 $     67,032   $ 11,413,881   $ 11,413,881
                                                         ------------   ------------   ------------
                                                         ------------   ------------   ------------



                               See accompanying notes.

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

    ANSAN PHARMACEUTICALS, INC.

    Ansan was incorporated in November 1992 to engage in the development of novel treatment of cancer and other disorders characterized by abnormal cellular growth and differentiation. It was a majority-owned consolidated subsidiary until August 1995. In August 1995, Ansan completed an initial public offering of its securities. Such offering reduced the Company's ownership in Ansan from approximately 95% to approximately 43%. Since August 1995, the Company has accounted for its investment in Ansan using the equity method. At June 30, 1997, the Company owned 43% of Ansan. See Note 4.

    INGENEX, INC.

Ingenex was incorporated in July 1991 and reincorporated in June 1992. It is engaged in the development of gene-based therapeutics and the discovery of medically important genes for the treatment of cancer and viral diseases. On June 4, 1997, Ingenex sold its GSX System, a research technology, and certain fixed assets for cash and the assumption of certain lease liabilities (see Note
5).  At June 30, 1997, the Company owned 81% of Ingenex.

    THERACELL, INC.

    Theracell was incorporated in November 1992 to engage in the development of novel treatments for various neurologic disorders through the transplantation of neural cells and neuron-like cells directly into the brain. At June 30, 1997, the Company owned 100% of Theracell.

    PRONEURA, INC.

    ProNeura was incorporated in October 1995 to engage in the development of cost effective, long term treatment solutions to neurological and psychiatric disorders through an implantable drug delivery system. At June 30, 1997, the Company owned 79% of ProNeura.

    TRILEX PHARMACEUTICALS, INC.

Trilex was incorporated in May 1996 to engage in research and development of cancer therapeutic vaccines utilizing anti-idiotypic antibody technology. At June 30, 1997, the Company owned 100% of Trilex.

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These financials should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. annual report on Form 10-KSB for the year ended December 31, 1996.

PER SHARE DATA

    For purposes of computing net loss per share data in the six months ended June 30, 1996, the net loss has been increased by a $5,431,871 deemed dividend (see Note 2). Per share data is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include the dilutive effect of outstanding stock options calculated using the Treasury Stock Method. Such shares are excluded from the computation in periods in which the Company incurred a net loss as their effect is antidilutive.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a change in primary earnings per share for the three and six months ended June 30, 1996 and 1997.

2. STOCKHOLDERS' EQUITY

DEEMED DIVIDEND

    The holders of Series A and Series B preferred stock received common stock in January 1996 with an aggregate fair value (at the $5.00 per share value of the initial public offering)(the "IPO") which exceeded by $5,431,871 the cost of their initial investment in Series A and Series B preferred stock. This amount has been deemed to be the equivalent of a preferred stock dividend. The Company recorded the deemed dividend at the time of the conversion by offsetting charges and credits to additional paid in capital, without any effect on total stockholders' equity (net capital deficiency). There was no effect on net loss from the mandatory conversion. However, the amount did increase the loss applicable to common stock, in the calculation of net loss per share in the 1996 period.

3.  COLLABORATIVE AGREEMENTS

HOECHST MARION ROUSSEL, INC. AGREEMENT

    In January 1997, the Company entered into an exclusive license agreement (the "HMR Agreement") with Hoechst Marion Roussel, Inc. ("Hoechst"). The license agreement gives the Company a worldwide license to Hoechst's patent rights and know-how related to a chemical compound known as Iloperidone, including the ability to develop, use, sublicense, manufacture and sell products and processes claimed in the patent rights. Terms of the HMR Agreement required the Company to pay Hoechst an upfront license fee of $9,500,000, payable as follows: (i) $2,000,000 in cash on January 20, 1997; (ii) the issuance of $5,500,000 of common stock (594,595 shares) on January 20, 1997; (iii) and $2,000,000 in cash on July 18, 1997. As a result of this transaction, the Company incurred a charge for acquired in-process research and development of $9,500,000. During the period from October 1997 through January 1999, the Company shall be obligated to pay to Hoechst the difference between $5,500,000 and the net proceeds received by Hoechst upon sale of the above mentioned common stock. Accordingly, this has been recorded as guaranteed security value in the accompanying balance sheet. Any cash paid under the guarantee agreement will be charged against this balance, and the remaining balance, if any, will be transferred to common stock. The Company's current stock price is significantly depressed, indicating a potential liability at August 4, 1997 of $3.98 million related to the Hoechst shares. In addition, the Company is required to make additional benchmark payments as specific milestones are met. Upon commercialization of the product, the license agreement provides that the Company will pay royalties based on net sales.

4.  NOTE RECEIVABLE FROM ANSAN PHARMACEUTICALS, INC. AND RELATED TRANSACTIONS

    In March 1997, Titan and Ansan entered into an agreement for financing pursuant to which Titan advanced Ansan $1,000,000 in return for a debenture which was convertible at any time prior to June 21, 1997 into 333,333 shares of Ansan common stock (the "Debenture"). The Company did not convert the Debenture. The Debenture bears interest at prime plus 2% and is due in April 1998. In July 1997, the Company entered into a sublicense agreement with Ansan pursuant to which it acquired an exclusive worldwide license to Ansan's butyrate compounds for anti-cancer and certain other indications in exchange for the Company's payment of a 2% royalty on net sales and the Company's transfer to Ansan of all of its equity holdings in Ansan. The sublicense is a component of an Agreement and Plan of Reorganization and Merger between Ansan and Discovery Laboratories, Inc., a privately-held development stage biotechnology company, pursuant to which Discovery will be merged with and into Ansan (the "Merger"). The closing of the Merger is subject to customary closing conditions, including approval by the stockholders of Ansan and Discovery. Upon completion of the Merger, Ansan will repay approximately $1,200,000 of outstanding indebtedness to the Company, including the Debenture. The sublicense is subject to consummation of the Merger.

5.  INGENEX SALE OF GSX SYSTEM

    On June 4, 1997, Ingenex sold its GSX System, a research technology, and certain fixed assets to Pharmaceutical Product Development, Inc. for $8,722,500 in cash and the assumption of certain capital lease liabilities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion contains certain forward-looking statements, within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involves various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue" or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to, among other factors, the results of ongoing research and development activities and preclinical testing, the results of clinical trials and the availability of additional financing through corporate partnering arrangements or otherwise.

RESULTS OF OPERATIONS

     The Company is a development stage pharmaceutical company, with product development programs in the areas of cancer and central nervous system disorders. Since its inception, the Company's efforts have been principally devoted to research and development, including human clinical trials, as well as to acquiring licenses and technologies, raising capital and securing patent protection. The Company has had approximately $546,000 in grant revenue, and has incurred an accumulated deficit through June 30, 1997 of approximately $53,000,000. These losses have resulted from expenditures for research and development as well as from general and administrative activities including legal and professional activities, and are expected to continue for the foreseeable future.

     Total revenues for the three months ended June 30, 1997 (the "1997 quarter") were approximately $111,000, and total revenues for the six months ended June 30, 1997 (the "1997 six months") were approximately $148,000. There were no revenues for the three months ended June 30, 1996 (the "1996 quarter") and approximately $50,000 for the six months ended June 30, 1996 (the "1996 six months").

     Research and development expenses for the 1997 quarter were approximately $2,643,000, an increase of $1,121,000 or 74% from the 1996 quarter. For the 1997 six months, research and development expenses were $4,818,000 as compared to $2,350,000 for the 1996 six months, an increase of 105%. The increases for both the 1997 quarter and the 1997 six months were the result of the increased number and activity of the Company's product development programs, particularly related to one of its later-stage products, Iloperidone, which is ready to commence Phase III clinical trials, and human clinical testing of the Company's cancer immunotherapeutic products, CeaVac, TriGem and TriAB, which are expected to be in Phase II/III clinical trials by year-end 1997. The increases in research and development expense were also attributable to sponsored research and contract manufacturing for Spheramine, the Company's cell-therapy product for Parkinsons's disease, which is now in late-stage pre-clinical testing. Acquired in-process research and development of $9,500,000 in the 1997 six months reflects an upfront license fee paid by the Company under the HMR Agreement with Hoechst, by which the Company acquired exclusive worldwide rights to Iloperidone. A portion of this $9,500,000 license fee, $5,500,000, was a non-cash charge.

     General and administrative expenses for the 1997 quarter were approximately $1,627,000 compared with $1,055,000 for the 1996 quarter, an increase of 54%. For the 1997 six months, general and administrative expenses were $2,964,000 as compared to $1,976,000 for the 1996 six months, an increase of 50%. The increases in general and administrative expense are primarily due to the addition to the Company's product portfolio of Iloperidone and the cancer therapeutic vaccines. These increased expenses have been in the areas of legal fees, patent prosecution and medical, marketing and financial consulting fees. As a percentage of total operating expenses, general and administrative expenses have decreased from 1996 to 1997. General and administrative expenses for the 1997 quarter and the 1997 six months were, in each period, equal to approximately 38% of the Company's total operating expenses, while general and administrative expenses in 1996 were equal to approximately 41% and 46%, respectively, of the Company's total operating expenses during the same periods.

     The Company has taken several steps which should help reduce certain operating expenses, including, the sale in June 1997 of the GSX technology which will reduce the Company's annual payroll expenses by approximately $1,100,000. See discussion below and Note 5 of Notes to Financial Statements. The Company has also taken steps to reduce its interest expenses due to repayment of certain debt obligations as outlined below.

    As a result of the foregoing expenses, the Company incurred an operating loss of approximately $4,159,000 during the 1997 quarter compared with $2,577,000 for the 1996 quarter. This increase is primarily due to the increased number and activity of the Company's clinical development programs. For the 1997 six months, the operating loss was approximately $17,134,000 compared with $4,276,000 for the 1996 six months. The 1997 six months operating loss includes a non-recurring charge of $9,500,000 for the Iloperidone license, of which $5,500,000 is a non-cash charge, $2,000,000 was paid in January and $2,000,000 was paid in July 1997. The Company expects to continue to incur substantial research and development costs in the future as a result of funding (i) ongoing research and development programs, (ii) manufacturing of products for use in clinical trials, (iii) patent and regulatory related expenses, and (iv) preclinical and clinical testing of the products. Accordingly, the Company expects to incur increasing operating losses for the foreseeable future.

     Other income for the 1997 quarter includes a gain of approximately $8,514,000 from the sale of GSX, a research technology developed by Ingenex, and certain fixed assets. Interest income was approximately $147,000 during the 1997 quarter as compared to $263,000 during the 1996 quarter. For the 1997 six months, interest income was $319,000 compared with $340,000 for the 1996 six months. Interest expense decreased to approximately $139,000 during the 1997 six months from $1,818,000 for the 1996 six months. Approximately $1,408,000 of the 1996 expense reflects a non-recurring charge due to the repayment in January 1996 of notes issued in a bridge financing. Approximately $950,000 of the non-recurring charge represents the unamortized portion of the $1,200,000 debt discount, and $458,000 represents debt issuance costs. Interest expense for the 1997 quarter was approximately $64,000 as compared to $195,000 for the 1996 quarter.

     Other income for the 1997 six months also includes approximately $502,000 of losses in the Company's share of Ansan's losses compared to $355,000 for the 1996 six months. The Company's share of Ansan's losses for the 1997 quarter and the 1996 quarter were $222,000 and $177,000, respectively.

LIQUIDITY AND SOURCES OF CAPITAL

     In January 1997, the Company entered into the HMR Agreement with Hoechst, effective as of December 31, 1996, pursuant to which it acquired an exclusive worldwide license to the antipsychotic agent Iloperidone. Terms of the HMR Agreement required the Company to pay Hoechst an upfront license fee of $9,500,000, payable as follows: (i) $2,000,000 in cash on January 20, 1997; (ii) the issuance of $5,500,000 of common stock (594,595 shares at $9.25 per share) on January 20, 1997 (the "Fee Shares"); and (iii) $2,000,000 in cash on July 18, 1997. During the period from October 1997 through January 1999, the Company shall be obligated to pay to Hoechst the difference between $5,500,000 and the net proceeds received by Hoechst upon the sale of the Fee Shares, if such net proceeds are less then $5,500,000. See Note 3 of Notes to Financial Statements. The HMR Agreement also provides for future late stage milestone payments to Hoechst, based upon successful development of Iloperidone, as well as royalty payments on net sales, if any.

     At present, the Company does not have the funds necessary to complete the clinical development of Iloperidone and is currently pursuing several financing alternatives including corporate partnering arrangements and off balance sheet financing to complete development of Iloperidone. There can be no assurance that any such financing will be available on acceptable terms, if at all. If adequate funds are not available on acceptable terms, the Company may be required to delay development of Iloperidone.

     In March 1997, Titan and Ansan entered into an agreement for financing pursuant to which Titan advanced Ansan $1,000,000 in return for a debenture which was convertible at any time prior to June 21, 1997 into 333,333 shares of Ansan common stock (the "Debenture"). The Company did not convert the Debenture. The Debenture bears interest at prime plus 2% and is due in April 1998. In July 1997, the Company entered into a sublicense agreement with Ansan pursuant to which it acquired an exclusive worldwide license to Ansan's butyrate compounds for anti-cancer and certain other indications. The sublicense is a component of an Agreement and Plan of Reorganization and Merger between Ansan and Discovery Laboratories, Inc. ("Discovery"), a privately-held development stage biotechnology company, pursuant to which Discovery will be merged with and into Ansan (the "Merger"). Upon completion of the Merger, Ansan will repay approximately $1,200,000 of outstanding indebtedness to the Company, including the Debenture. Titan will pay Ansan a 2% royalty on net sales of such butyrate compounds. The sublicense is subject to consummation of the Merger. The closing of the Merger is subject to customary closing conditions, including approval by the stockholders of Ansan and Discovery.

     On June 4, 1997, Ingenex completed the sale of its GSX System, a research technology, and certain fixed assets for $8,722,500 in cash and the assumption of certain lease liabilities. Following the close of this transaction, the company utilized approximately $1,134,000 of proceeds to repay certain debt obligations.

     The Operating Companies have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. The aggregate commitment the Company has under these agreements, including minimum license payments, for the next 12 months is approximately $2,746,000. Certain of the licenses provide for the payment of royalties by the Company on future product sales, if any. In addition, in order to maintain license and other rights during product development, the Company must comply with various conditions including the payment of patent related costs and, in the case of ProNeura, obtaining additional equity investments by specified dates.

     The Company expects to continue to incur substantial additional operating losses from costs related to continuation and expansion of research and development, clinical trials, and increased administrative and fund raising activities over at least the next several years. The Company believes that its current cash, cash equivalents, and short-term investments will be sufficient to sustain operations and maintain the Company's rights under current licensing arrangements through approximately the middle of 1998. The Company will be required to seek additional financing to continue its operations beyond that period. However, the Company's capital requirements may change depending on numerous factors including, but not limited to, the progress of the Company's research and development programs, the results of clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of the Company's products, and the status of competitive products. In addition, expenditures will be dependent on the establishment of collaborative relationships with other companies, the availability of financing, and other factors. In any event, the Company anticipates that it will require substantial additional financing in the future for continued operations. There can be no assurance as to the availability or terms of any required additional financing, when and if needed.

                                       PART II

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              10.25 Agreement for sale and purchase of assets between the Registrant and Pharmaceuticals Product Development, Inc. dated June 4, 1997
              10.26 Sublicense Agreement between the Registrant and Ansan Pharmaceuticals, Inc. dated July 15, 1997
              11.1      Statement of Computation of Net Income (Loss) Per Share
              27.1      Financial Data Schedule


         (b)  Reports on Form 8-K
              A current report on Form 8-K was filed with the Securities and Exchange Commission on May 28, 1997, June 9, 1997 and July 18, 1997.

                                      SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             TITAN PHARMACEUTICALS, INC.

         August 5, 1997
                            By: /s/Louis R. Bucalo
                                ---------------------------------------
                                Louis R. Bucalo,  M.D., President and
                                Chief Executive Officer

         August 5, 1997
                            By: /s/Robert E. Farrell
                                -----------------------------------------------
                                Robert E. Farrell, Chief Financial Officer