Form 10QSB
period 1997-09-30
TITAN PHARMACEUTICALS INC
filed 1997-11-14
CIK 910267

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-QSB

/X/ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1997.

                                          or

/ / Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From _____________ to __________________.

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

       400 OYSTER POINT BLVD., SUITE 505, SOUTH SAN FRANCISCO, CALIFORNIA 94080
       ------------------------------------------------------------------------
                       (Address of Principal Executive Offices)

                                    (650) 244-4990
                                    --------------
                   (Issuer's Telephone Number, Including Area Code)


Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes X     No
             ---      ---

State the number of shares outstanding of each of the issuer's common equity as of November 10, 1997: 13,046,102 shares of Common Stock outstanding, $.001 par value.

Transitional Small Business Disclosure Format. Yes          No X
                                                  ---         ---

                             TITAN PHARMACEUTICALS, INC.
                                 INDEX TO FORM 10-QSB



PART I.   FINANCIAL INFORMATION                                             PAGE

    Item 1.  Condensed Consolidated Financial Statements (unaudited)

    Condensed Consolidated Balance Sheets
      September 30, 1997 and December 31, 1996............................    2

    Condensed Consolidated Statements of Operations
      Three months and nine months ended September 30, 1997
      and 1996 and period from commencement of
      operations (July 25, 1991) to September 30, 1997....................    3

    Condensed Consolidated Statements of Cash Flows
      Nine months ended September 30, 1997 and 1996 and
      period from commencement of operations
      (July 25, 1991) to September 30, 1997...............................    4

    Notes to Condensed Consolidated Financial
      Statements - September 30, 1997.....................................    5

    Item 2.  Management's Discussion and Analysis
      or Plan of Operations...............................................    8

PART II. OTHER INFORMATION

    Item 4. Submission of Matters to a Vote of Securityholders............   11

    Item 5. Other Information.............................................   12

    Item 6.  Exhibits and Reports on Form 8-K.............................   13

SIGNATURES................................................................   14

PART I. FINANCIAL INFORMATION

                       TITAN PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED BALANCE SHEETS

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        1997           1996
                                                     (Unaudited)     (Note A)
                                                    -------------  ------------
Assets
Current assets
  Cash and cash equivalents                       $  5,504,797  $  1,376,532
  Short-term investments                               500,000    13,000,000
  Prepaid expenses and other current assets            332,956       193,324
  Receivable from Ansan Pharmaceuticals, Inc.          232,004       117,881
  Note receivable from Ansan Pharmaceuticals, Inc.   1,000,000           -
                                                  ------------  ------------
    Total current assets                             7,569,757    14,687,737
Furniture and equipment, net                           284,378       791,579
Deferred financing costs                                50,000        96,349
Investment in Ansan Pharmaceuticals, Inc.                    -       590,854
Other assets                                            18,350       199,830
                                                  ------------  ------------
                                                  $  7,922,485  $ 16,366,349
                                                  ------------  ------------
                                                  ------------  ------------
Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                $  1,556,605    $  692,982
  License fee payable                                        -           -
  Accrued legal fees                                   147,051       587,800
  Accrued sponsored research                           115,009       163,905
  Other accrued liabilities                            592,591       233,044
  Current portion of capital lease obligation                -       265,462
  Current portion of technology
    financing - Ingenex, Inc.                                -       570,711
                                                  ------------  ------------
    Total current liabilities                        2,411,256     2,513,904
                                                  ------------  ------------
Noncurrent portion of capital lease obligation               -       481,676
Noncurrent portion of technology
  financing - Ingenex, Inc.                                  -       718,602
                                                  ------------  ------------
Total liabilities                                    2,411,256     3,714,182
Commitments
Minority interest - Series B
       preferred stock of Ingenex, Inc.              1,241,032     1,241,032
Guaranteed security value (see Note 3)               5,500,000           -
Stockholders' Equity:
  Common stock, at amounts paid in                  49,622,782    49,619,784
  Preferred stock to be issued (see Note 2)                  -           -
  Additional paid-in capital                         6,521,353     6,521,353
  Deferred compensation                               (501,280)     (630,100)
  Deficit accumulated during the
    development stage                              (56,872,658)  (44,099,902)
                                                  ------------  ------------
    Total stockholders' equity                      (1,229,803)   11,411,135
                                                  ------------  ------------
                                                  $  7,922,485  $ 16,366,349
                                                  ------------  ------------
                                                  ------------  ------------

Note A: The balance sheet at December 31, 1996 has been derived from the audited financial statementsat that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes.

                       TITAN PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)





                                                                                                              PERIOD FROM
                                                                                                              COMMENCEMENT
                                                      THREE MONTHS ENDED           NINE MONTHS ENDED          OF OPERATIONS
                                                        SEPTEMBER 30,                SEPTEMBER 30,          (JULY 25, 1991) TO
                                                      1996         1997            1996           1997      SEPTEMBER 30, 1997
                                                   ----------   ----------      ----------     ----------   ------------------
Grant revenue                                     $    83,356  $         -     $   133,061   $    147,745     $    546,078

Costs and expenses:
    Research and development                        1,673,848    2,375,096       4,023,836      7,193,071       34,773,464
    Acquired in-process research and development            -            -               -      9,500,000       10,186,000
    General and administrative                        906,729    1,498,576       2,882,715      4,462,467       16,290,813
                                                  -----------  -----------     -----------   ------------     ------------
      Total costs and expenses                      2,580,577    3,873,672       6,906,551     21,155,538       61,250,277
                                                  -----------  -----------     -----------   ------------     ------------
      Loss from operations                         (2,497,221)  (3,873,672)     (6,773,490)   (21,007,793)     (60,704,199)

Other income (expense):
    Gain on sale of technology and fixed assets             -            -               -      8,513,884        8,513,884
    Equity in loss of Ansan, Inc.                    (344,348)     (89,029)       (699,837)      (590,853)      (2,046,939)
    Interest income                                   178,820      133,574         518,568        452,887        1,623,629
    Interest expense                                 (125,140)      (2,140)     (1,943,346)      (140,881)      (4,303,883)
                                                  -----------  -----------     -----------   ------------     ------------
      Other expense - net                            (290,668)      42,405      (2,124,615)     8,235,037        3,786,691
                                                  -----------  -----------     -----------   ------------     ------------
      Income (loss) before minority interest       (2,787,889)  (3,831,267)     (8,898,105)   (12,772,756)     (56,917,508)
    Minority interest in losses of subsidiaries             -            -           9,931                          44,850
                                                  -----------  -----------     -----------   ------------     ------------
      Net Income (loss)                           $(2,787,889) $(3,831,267)    $(8,888,174)  $(12,772,756)    $(56,872,658)
                                                  -----------  -----------     -----------   ------------     ------------
                                                  -----------  -----------     -----------   ------------     ------------

Net income (loss) per share                       $     (0.24) $     (0.29)    $     (1.37)  $      (0.98)
                                                  -----------  -----------     -----------   ------------
                                                  -----------  -----------     -----------   ------------

Shares used in per share computation               11,792,738   13,046,102      10,463,149     12,996,635
                                                  -----------  -----------     -----------   ------------
                                                  -----------  -----------     -----------   ------------




                             See accompanying notes.

                       TITAN PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                                                         PERIOD FROM
                                                                                                       COMMENCEMENT OF
                                                                 NINE MONTHS ENDED SEPTEMBER 30,       OPERATIONS (JULY
                                                                 -------------------------------         25, 1991) TO
                                                                    1996                 1997        SEPTEMBER 30, 1997
                                                                 ----------           ----------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $  (8,888,174)      $  (12,772,756)      $  (56,872,658)
  Adjustments to reconcile net loss to net cash used
    in operating activities
    Amortization and depreciation                                   340,963              315,818            1,379,009
    Issuance of common stock to acquire technology                        -            5,500,000            5,500,000
    Accrued license fee to acquire technology                             -                    -                    -
    Loss (gain) on sale of equipment                                    227             (218,654)            (218,654)
    Accretion of discount on indebtedness                         1,407,577                    -            2,290,910
    Equity in loss of Ansan, Inc.                                   699,837              590,854            2,046,940
    Other                                                            (9,931)                   -              (35,653)
    Issuance of common stock to acquire
    minority interest of Theracell, Inc.                                  -                    -              686,000
  Changes in operating assets and liabilities:
    Prepaid expenses and other current assets                       (24,901)            (139,632)            (332,956)
    Receivable - Ansan, Inc.                                        (41,668)            (114,123)            (232,004)
    Other assets                                                    (73,915)             181,480              (23,315)
    Accounts payable                                                 (5,546)             863,623            1,790,795
    Other accrued liabilities                                    (1,174,652)            (130,098)           1,345,067
                                                              -------------       --------------       --------------
Net cash used in operating activities                            (7,770,183)          (5,923,488)         (42,676,519)
                                                              -------------       --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                              (142,553)             (80,819)          (1,153,178)
  Purchases of short-term investments                           (22,883,986)            (100,000)         (59,782,493)
  Proceeds from sales of short-term investments                   5,950,000           12,600,000           59,282,493
  Issuance of debenture to Ansan Pharmaceuticals, Inc.                    -           (1,000,000)          (1,000,000)
  Effect of deconsolidation of Ansan, Inc.                                -                    -             (135,934)
                                                              -------------       --------------       --------------
Net cash provided by (used in) investing activities             (17,076,539)          11,419,181           (2,789,112)
                                                              -------------       --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                       30,283,748                2,998           30,028,760
  Offering costs                                                   (134,702)                   -                    -
  Deferred financing costs                                                -               46,349             (763,899)
  Issuance of preferred stock                                             -                    -           17,601,443
  Proceeds from notes payable and advances payable                        -                    -            2,681,500
  Repayment of notes payable                                              -                    -           (1,441,500)
  Proceeds for Ansan bridge financing                                     -                    -            1,425,000
  Proceeds from Titan and Ingenex bridge financing                        -                    -            5,250,000
  Repayment of Titan and Ingenex bridge financing                (5,250,000)                   -           (5,250,000)
  Proceeds from capital lease                                             -                    -              658,206
  Payments of principal under capital lease obligation             (166,640)            (127,462)            (633,766)
  Proceeds from Ingenex, Inc. technology financing                        -                    -            2,000,000
  Principal payments on Ingenex, Inc.
  technology financing                                             (363,826)          (1,289,313)          (2,000,000)
  Increase in minority interest from issuances of
  preferred stock by Ingenex, Inc.                                        -                    -            1,241,032
  Issuance of common stock by subsidiaries                            9,931                    -              173,652
                                                              -------------       --------------       --------------
Net cash provided by (used in) financing activities              24,378,511           (1,367,428)          50,970,428
                                                              -------------       --------------       --------------

Net increase (decrease) in cash and cash equivalents               (468,211)           4,128,265            5,504,797
Cash and cash equivalents, beginning of period                      947,805            1,376,532                    -
                                                              -------------       --------------       --------------
Cash and cash equivalents, end of period                      $     479,594       $    5,504,797       $    5,504,797
                                                              -------------       --------------       --------------
                                                              -------------       --------------       --------------

                             See accompanying notes.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY AND DEVELOPMENT STAGE SUBSIDIARIES

   Titan Pharmaceuticals, Inc. (the "Company"), was incorporated in February 1992 in the State of Delaware. It is a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system disorders, cancer and other serious and life-threatening diseases. Titan conducts a portion of its operation through several development stage biotechnology companies: Ansan Pharmaceuticals, Inc. ("Ansan"), Ingenex, Inc. ("Ingenex"), Theracell, Inc. ("Theracell") and ProNeura, Inc. ("ProNeura"), collectively, (the "Operating Companies"). Trilex Pharmaceuticals, Inc., formerly Ascalon, Inc. ("Trilex") was incorporated in May 1996, as a wholly owned subsidiary of the Company, to engage in the development of cancer therapeutic vaccines utilizing anti-idiotypic antibody technology. In August 1997, Trilex was merged with and into Titan. (see Note 2)

   ANSAN PHARMACEUTICALS, INC.

   Ansan was incorporated in November 1992 to engage in the development of novel treatment of cancer and other disorders characterized by abnormal cellular growth and differentiation. It was a majority-owned consolidated subsidiary until August 1995. In August 1995, Ansan completed an initial public offering of its securities. Such offering reduced the Company's ownership in Ansan from approximately 95% to approximately 43%. Since August 1995, the Company has accounted for its investment in Ansan using the equity method. At September 30, 1997, the Company owned 32% of Ansan.

   In July 1997, Ansan entered into an Agreement and Plan of Reorganization and Merger (the "Merger Agreement") with Discovery Laboratories Inc., ("Discovery") a Delaware corporation. Under the terms of the Merger Agreement, Titan will exchange it's ownership in Ansan for a license to certain technology assets currently licensed to Ansan. (see Note 4. )

   INGENEX, INC.

   Ingenex was incorporated in July 1991 and reincorporated in June 1992. It is engaged in the development of gene-based therapeutics and the discovery of medically important genes for the treatment of cancer and viral diseases. On June 4, 1997, Ingenex sold its GSX System, a research technology, and certain fixed assets for cash and the assumption of certain lease liabilities (see
Note 5).  At September 30, 1997, the Company owned approximately 81% of
Ingenex.

   THERACELL, INC.

   Theracell was incorporated in November 1992 to engage in the development of novel treatments for various neurologic disorders through the transplantation of neural cells and neuron-like cells directly into the brain. At September 30, 1997, the Company owned approximately 99% of Theracell.

   PRONEURA, INC.

   ProNeura was incorporated in October 1995 to engage in the development of cost effective, long-term treatment solutions to neurological and psychiatric disorders through an implantable drug delivery system. At September 30, 1997, the Company owned approximately 79% of ProNeura.

BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These financials should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. annual report on Form 10-KSB for the year ended December 31, 1996.

PER SHARE DATA

   For purposes of computing net loss per share data in the nine months ended September 30, 1996, the net loss has been increased by a $5,431,871 deemed dividend (see Note 2). Per share data is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include the dilutive effect of outstanding stock options calculated using the Treasury Stock Method. Such shares are excluded from the computation in periods in which the Company incurred a net loss as their effect is antidilutive.

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a change in primary earnings per share for the three and nine months ended September 30, 1996 and 1997.

2. STOCKHOLDERS' EQUITY

DEEMED DIVIDEND

   The holders of Series A and Series B preferred stock received common stock in January 1996 with an aggregate fair value (at the $5.00 per share value of the initial public offering (the "IPO") which exceeded by $5,431,871 the cost of their initial investment in Series A and Series B preferred stock. This amount has been deemed to be the equivalent of a preferred stock dividend. The Company recorded the deemed dividend at the time of the conversion by offsetting charges and credits to additional paid in capital, without any effect on total stockholders' equity (net capital deficiency). There was no effect on net loss from the mandatory conversion. However, the amount did increase the loss applicable to common stock, in the calculation of net loss per share in the 1996 period.

PREFERRED STOCK

   In August 1997, Trilex was merged with and into Titan and its assets and liabilities were assumed by Titan. In connection with this transaction, in October 1997, the Company issued 222,400 shares of a new class of non-voting preferred stock to certain members of Trilex's management and certain consultants of Trilex.

   The preferred stock will automatically convert to common stock, on a one-to-one basis, only if certain development milestones are achieved, within certain timeframes. Upon conversion of the preferred stock, the Company will take a charge to operations equal to the then current value of the common stock issued. Such charge will have no impact on net stockholders' equity.

3. COLLABORATIVE AGREEMENTS

HOECHST MARION ROUSSEL, INC. AGREEMENT

   In January 1997, the Company entered into an exclusive license agreement (the "HMR Agreement") with Hoechst Marion Roussel, Inc. ("Hoechst"). The HMR Agreement gives the Company a worldwide license to Hoechst's patent rights and know-how related to a chemical compound known as Iloperidone, including the ability to develop, use, sublicense, manufacture and sell products and processes claimed in the patent rights. Terms of the HMR Agreement required the Company to pay Hoechst a license fee of $9,500,000, payable as follows:
(i) $2,000,000 in cash on January 20, 1997; (ii) the issuance of $5,500,000 of common stock (594,595 shares) on January 20, 1997; (iii) and $2,000,000 in cash on July 18, 1997. As a result of this transaction, the Company incurred a charge for acquired in-process research and development of $9,500,000. During the period from October 1997 through January 1999, the Company shall be obligated to pay to Hoechst the difference between $5,500,000 and the net proceeds received by Hoechst upon sale of the above-mentioned common stock. Accordingly, this has been recorded as guaranteed security value in the accompanying balance sheet. Any cash paid under the guarantee agreement will be charged against this balance, and the remaining balance, if any, will be transferred to common stock. Based on the Company's closing stock price on November 10, 1997, a potential liability of approximately $2.2 million exists related to the Hoechst shares. In addition, the Company is required to make additional benchmark payments as specific milestones are met. Upon commercialization of the product, the license agreement provides that the Company will pay royalties based on net sales.

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

   In July 1997, the Company entered into an agreement with Ansan pursuant to which it acquired an exclusive worldwide license to Ansan's butyrate compounds for anti-cancer and certain other indications in exchange for the Company's payment of a 2% royalty on net sales and the Company's transfer to Ansan of all of its equity holdings in Ansan. The agreement is a component of the Merger Agreement between Ansan and Discovery, a privately-held development stage biotechnology company, pursuant to which Discovery will be merged with and into Ansan (the "Merger"). The closing of the Merger is subject to customary closing conditions, including approval by the stockholders of Ansan and Discovery. Upon completion of the Merger, Ansan will repay approximately $1,200,000 of outstanding indebtedness to the Company, including the Debenture. The sublicense is subject to consummation of the Merger.

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

RESULTS OF OPERATIONS

   The Company is a development stage pharmaceutical company, with product development programs in the areas of cancer and central nervous system disorders. Since its inception, the Company's efforts have been principally devoted to research and development, including human clinical trials, as well as to acquiring licenses and technologies, raising capital and securing patent protection. The Company has had approximately $546,000 in grant revenue, and has incurred an accumulated deficit through September 30, 1997 of approximately $57,000,000. These losses have resulted from expenditures for research and development as well as from general and administrative activities including legal and professional activities, and are expected to continue for the foreseeable future.

   The Company had no revenue during the three months ended September 30, 1997 (the "1997 quarter") but had approximately $148,000 of revenues for the nine months ended September 30, 1997 (the "1997 nine months"). There were approximately $83,000 of revenues for the three months ended September 30, 1996 (the "1996 quarter") and approximately $133,000 for the nine months ended September 30, 1996 (the "1996 nine months") associated with research grants.

   Research and development expenses for the 1997 quarter were approximately $2,375,000, an increase of $701,000 or 42% from the 1996 quarter. For the 1997 nine months, research and development expenses were approximately $7,193,000 as compared to $4,024,000 for the 1996 nine months, an increase of 79%.As previously reported by the Company, the increases for both the 1997 quarter and the 1997 nine months can be attributed to the increased number and more advanced stage of development of the Company's product development programs, particularly related to its later-stage products including, Iloperidone, which is ready to commence Phase III clinical trials, and human clinical testing of the Company's cancer immunotherapeutic products, CeaVac, TriGem and TriAB, which are expected to be in Phase II/III clinical trials by early 1998. The increases in research and development expense were also attributable to sponsored research and contract manufacturing for Spheramine, the Company's cell-therapy product for Parkinsons's disease, which is now in late-stage pre-clinical testing. Acquired in-process research and development of $9,500,000 in the 1997 nine months reflects an upfront license fee paid by the Company under the HMR Agreement with Hoechst, by which the Company acquired exclusive worldwide rights to Iloperidone. A portion of this $9,500,000 license fee, $5,500,000, was a non-cash charge.

   General and administrative expenses for the 1997 quarter were approximately $1,499,000 compared with $907,000 for the 1996 quarter, an increase of 65%. For the 1997 nine months, general and administrative expenses were $4,462,000 as compared to $2,883,000 for the 1996 nine months, an increase of 55%. The increases in general and administrative expense are primarily due to the addition to the Company's product portfolio of Iloperidone and the cancer therapeutic vaccines. Consistent with the Company's previously reported quarterly results, these increased expenses have been in the areas of legal fees, patent prosecution and medical, marketing and financial consulting fees. As a percentage of total operating expenses, general and administrative expenses have decreased from 1996 to 1997. General and administrative expenses for the 1997 nine months were approximately 21% of the Company's total operating expenses, compared with 42% of the Company's total operating expenses during the comparable period in 1996.

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

   As a result of the foregoing expenses, the Company incurred an operating loss of approximately $3,874,000 during the 1997 quarter compared with $2,497,000 for the 1996 quarter. This increase is primarily due to the increased number and activity of the Company's clinical development programs. For the 1997 nine months, the operating loss was approximately $21,008,000 compared with $6,773,000 for the 1996 nine months. The 1997 nine months operating loss includes a non-recurring charge of $9,500,000 for the Iloperidone license, of which $5,500,000 is a non-cash charge, $2,000,000 was paid in January and $2,000,000 was paid in July 1997. The Company expects to continue to incur substantial research and development costs in the future as a result of funding (i) ongoing product development programs, (ii) manufacturing of products for use in clinical trials, (iii) patent and regulatory related expenses, and (iv) preclinical and clinical testing of the products. Accordingly, the Company expects to incur increasing operating losses for the foreseeable future.

   Other income for the 1997 nine months includes a gain of approximately $8,514,000 from the sale of GSX, a research technology developed by Ingenex, and certain fixed assets. Interest income was approximately $134,000 during the 1997 quarter as compared to $179,000 during the 1996 quarter, a decrease of 25%. For the 1997 nine months, interest income was $453,000 compared with $519,000 for the 1996 nine months, a decrease of 13%. The decreases resulted from a reduction in the Company's cash position. Interest expense decreased to approximately $141,000 during the 1997 nine months from $1,943,000 for the 1996 nine months. Approximately $1,408,000 of the 1996 expense reflects a non-recurring charge due to the repayment in January 1996 of notes issued in a bridge financing. Approximately $950,000 of the non-recurring charge represents the unamortized portion of the $1,200,000 debt discount, and $458,000 represents debt issuance costs. Interest expense for the 1997 quarter was approximately $2,000 as compared to $125,000 for the 1996 quarter.

LIQUIDITY AND SOURCES OF CAPITAL

   In January 1997, the Company entered into the HMR Agreement with Hoechst, effective as of December 31, 1996, pursuant to which it acquired an exclusive worldwide license to the antipsychotic agent Iloperidone. Terms of the HMR Agreement required the Company to pay Hoechst a license fee of $9,500,000, payable as follows: (i) $2,000,000 in cash on January 20, 1997; (ii) the issuance of $5,500,000 of common stock (594,595 shares at $9.25 per share) on January 20, 1997 (the "Fee Shares"); and (iii) $2,000,000 in cash on July 18, 1997. During the period from October 1997 through January 1999, the Company shall be obligated to pay to Hoechst the difference between $5,500,000 and the net proceeds received by Hoechst upon the sale of the Fee Shares, if such net proceeds are less then $5,500,000. See Note 3 of Notes to Financial Statements. The HMR Agreement also provides for future late stage milestone payments to Hoechst, based upon successful development of Iloperidone, as well as royalty payments on net sales, if any. The Company has paid $155,000 to one of its directors for services rendered related to the Iloperodone acquisition.

   In March 1997, Titan and Ansan entered into an agreement for financing pursuant to which Titan advanced Ansan $1,000,000 in return for a debenture which was convertible at any time prior to June 21, 1997 into 333,333 shares of Ansan common stock (the "Debenture"). The Company did not convert the Debenture. The Debenture bears interest at prime plus 2% and is due in April 1998. In July 1997, the Company entered into an agreement with Ansan pursuant to which it acquired an exclusive worldwide license to Ansan's butyrate compounds for anti-cancer and certain other indications. The agreement is a component of an Agreement and Plan of Reorganization and Merger between Ansan and Discovery Laboratories, Inc. ("Discovery"), a privately-held development stage biotechnology company, pursuant to which Discovery will be merged with and into Ansan (the "Merger"). Upon completion of the Merger, Ansan will repay approximately $1,200,000 of outstanding indebtedness to the Company, including the Debenture. Titan will relinquish its ownership in Ansan and pay Ansan a 2% royalty on net sales of such butyrate compounds.
The agreement is subject to consummation of the Merger. The closing of the Merger is subject to customary closing conditions, including approval by the stockholders of Ansan and Discovery.

   On June 4, 1997, Ingenex completed the sale of its GSX System, a research technology, and certain fixed assets for $8,722,500 in cash and the assumption of certain lease liabilities. Following the close of this transaction, the company utilized approximately $1,134,000 of proceeds to repay certain debt obligations.

   The Company expects to continue to incur substantial additional operating losses from costs related to continuation and expansion of product development, clinical trials, and increased general administrative activities over at least the next several years. The Company anticipates it will be required to seek additional financing for it's continued operation during this period. The Company's capital requirements may change depending on numerous factors including, but not limited to, the progress of the Company's product development programs, it's corporate partnering efforts, the results of clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of the Company's products, and the status of competitive products. In addition, expenditures will be dependent on the establishment of collaborative relationships with other companies, the availability of financing, and other factors. In any event, the Company anticipates that it will require substantial additional financing in the future for continued operations. There can be no assurance as to the availability or terms of any required additional financing, when and if needed.

                                    PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On July 29, 1997, the Company held its Annual Meeting of shareholders. Matters voted upon at the meeting and the number of affirmative votes, negative votes, withheld votes and abstentions cast with respect to each such matter were as follows:

                                            AFFIRMATIVE    WITHHELD
                                               VOTES        VOTES
                                               -----        -----
1.  Election of the Company's Directors:
    Louis R. Bucalo, M.D.                    8,814,921     57,595
    Ernst-Gunter Afting, M.D., Ph.D.         8,815,421     57,095
    Michael K. Hsu                           8,815,421     57,095
    Hubert Huckel, M.D.                      8,815,421     57,095
    Marvin E. Jaffe, M.D.                    8,815,421     57,095
    Lindsay A. Rosenwald, M.D.               8,815,421     57,095
    Konrad M. Weis, Ph.D.                    8,815,421     57,095
    Kenneth J. Widder, M.D.                  8,815,421     57,095


                                            AFFIRMATIVE    AGAINST
                                               VOTES        VOTES    ABSTENTIONS

2.  Approval of an amendment to the Company's
    Certificate of Incorporation increasing
    the number of authorized shares of common
    stock from 30,000,000 to 50,000,000.     8,624,818    189,366       58,322

3.  Approval and ratification of the
    appointment of Ernst & Young LLP as
    independent auditors:                    8,762,102     62,222       48,192

ITEM 5.  OTHER INFORMATION

         On November 3, 1997, Victor Bauer was appointed to the registrant's Board of Directors. In connection with such appointment, he was granted options to purchase 10,000 shares of Common Stock at an exercise price of $5.56 per share, pursuant to the Company's 1995 Stock Option Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               11.1      Statement of Computation of Net Loss Per Share

               27.1      Financial Data Schedule

         (b) A current report on Form 8-K was filed with the Securities and Exchange Commission on July 18, 1997.

                                   SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TITAN PHARMACEUTICALS, INC.

    November 13, 1997              By: /s/ Louis R. Bucalo
                                      ------------------------------------------
                                      Louis R. Bucalo,  M.D., President and
                                      Chief Executive Officer

    November 13, 1997              By: /s/ Robert E. Farrell
                                      ------------------------------------------
                                      Robert E. Farrell, Chief Financial Officer