Form 10-K
period 1997-12-31
TITAN PHARMACEUTICALS INC
filed 1998-03-31
CIK 910267

                          SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON,  D.C.   20549

                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                    or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO  _______

                             COMMISSION FILE NO. 0-27436

                             TITAN PHARMACEUTICALS, INC.
                (Exact name of registrant as specified in its charter)

          DELAWARE                                     94-3171940
          ---------                                    -----------
(State or other jurisdiction of                      (I.R.S. employer
incorporation or organization)                     identification Number)


   400 OYSTER POINT BLVD., SUITE 505, SOUTH SAN FRANCISCO, CALIFORNIA  94080
   -------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (650) 244-4990
                                 ---------------
              (Registrant's telephone number, including zip code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $.001 par value
                                Class A Warrants

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject
to the filing requirements for the past ninety (90) days.  YES  X    NO
                                                              -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock (excluding preferred stock convertible into and having voting rights on certain matters equivalent to 606,061 shares of common stock) held by non-affiliates of the registrant was approximately $64,679,956, based on the last sales price of the Common Stock as of March 27, 1998.

As of March 27, 1998, 13,099,738 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

                                       PART I

     Statements in this Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under "Risk Factors" including, but not limited to, the results of research and development efforts, the results of preclinical and clinical testing, the effect of regulation by the United States Food and Drug Administration ("FDA") and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, the results of financing efforts, the effect of the Company's accounting policies, and other risks detailed in the Company's Securities and Exchange Commission filings.

ITEM 1.  BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

     Titan Pharmaceuticals, Inc. ("Titan" or the "Company") is engaged in the development of therapeutic products for the treatment of cancer, disorders of the central nervous system ("CNS") and other serious and life-threatening diseases.

     Titan's lead product, Iloperidone, partnered with Novartis Pharma AG, is targeted to enter phase III testing this year. Iloperidone is being developed for the treatment of schizophrenia and related psychotic disorders--a market expected to exceed $4 billion within two years. Also in the CNS arena, Titan is developing a unique cell based therapeutic, Spheramine-TM- for the treatment of Parkinson's disease, and an implantable drug delivery system with applications in the treatment of CNS disorders. Titan's cancer therapeutics in clinical testing include three immunotherapeutics--CeaVac-TM-, TriAb-TM-, and TriGem-TM---that are designed to stimulate a patient's immune system against cancer cells. Another Titan product in development, Pivanex-TM-, is a small molecule drug that acts as a differentiating agent and is targeted to start phase II testing this year for non-small cell lung cancer. Collectively, this cancer product pipeline has the potential to address more than half of all solid tumor cancers. Additionally, Titan is developing gene therapy products for treatment of prostate cancer, head and neck cancer, and other cancers.

     The Company was incorporated in Delaware in February 1992 and has been funded through various sources, including private placements of its securities, as well as an initial public offering of its securities (the "IPO") in January 1996.

     A portion of Titan's operations are currently conducted through three consolidated subsidiaries (the "Operating Companies"): Ingenex, Inc. ("Ingenex"), engaged in the development of proprietary gene-based therapies; ProNeura, Inc., ("ProNeura"), engaged in research and development activities relating to a polymeric implantable drug delivery technology; and Theracell, Inc. ("Theracell"), engaged in the development of cell-based therapeutics intended for the restorative treatment of neurological diseases and CNS disorders. A fourth subsidiary, Trilex Pharmaceuticals, Inc., ("Trilex") was merged with and into the Company in 1997. References to the Company and its products herein include the operations and products of the Operating Companies.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company operates in only one business segment.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

STRATEGY

     The Company's strategy is to acquire and develop therapeutic product candidates and technologies that address significant unmet medical needs in the treatment of serious and life threatening diseases. The Company focuses on product opportunities in clinical and late preclinical testing and may seek licensing or other collaborative arrangements with one or more pharmaceutical companies, which will help bear the cost of the regulatory process and commercialization in the United States and in foreign markets. When appropriate, the Company will retain rights to market any products which may be successfully developed and approved for commercialization. The Company may add additional products to its portfolio through further product and technology licensing.

PRODUCT DEVELOPMENT PROGRAMS:

     ILOPERIDONE-  SCHIZOPHRENIA AND RELATED PSYCHOTIC DISORDERS

     In January 1997, the Company entered into a license agreement (the "HMRI Agreement") with Hoechst Marion Roussel, Inc. ("HMRI"), pursuant to which it acquired an exclusive worldwide license to Iloperidone, an antipsychotic agent in development for treatment of schizophrenia and related disorders. Schizophrenia strikes early in life and is generally viewed as a chronic, life-long disorder. Schizophrenia is characterized by the presence of "positive" symptoms, such as delusions, hallucinations and disorganized speech, and "negative" symptoms such as withdrawal and apathy. According to the World Health Organization, approximately 45 million people worldwide have some form of schizophrenia or a related pyschotic disorder.

     Iloperidone is one of a new class of antipsychotic medications, referred to as atypical antipsychotics, which are believed to be more effective against most of the symptoms of schizophrenia with a lower incidence of side effects than older medications. The results of Phase II trials, which were completed in 1996, demonstrate that Iloperidone may provide effective treatment against both positive and negative symptoms of schizophrenia, with low incidence of extrapyramidal symptoms, one of the most significant side effects associated with antipsychotic compounds currently on the market. In the Phase II trials, Iloperidone was administered to approximately 150 patients in various doses. At the most frequently studied dose of 8 mg per day, incidence of extrapyramidal symptoms did not differ from placebo treated patients. At higher doses, administered in the absence of placebo comparators, there was minimal indication of extrapyramidal symptoms. Phase II tolerance data also supported the safety of Iloperidone at doses of up to 32 mg per day. During initial dose titration, transient postural hypotension, a property typical of and shared by most antipsychotics, was easily controlled by administration concurrent with food. Iloperidone is expected to enter Phase III clinical trials in 1998.

     In November 1997, Titan entered into an agreement (the "Novartis Sublicense") with Novartis Pharma AG ("Novartis") pursuant to which Novartis was granted a sublicense for the worldwide (with the exception of Japan) development, manufacturing and marketing of Iloperidone. Pursuant to the Novartis Sublicense, Novartis paid Titan approximately $17.4 million in license fees and reimbursement of research and development expenses and made a $5 million equity investment in Titan, and is required to make additional milestone and royalty payments to Titan and HMRI.

     The Company has been advised by Novartis that it has expanded Titan's original Phase III clinical development plan to simultaneously pursue a worldwide (excluding Japan) product development and registration strategy. Novartis is in the process of manufacturing sufficient new drug substance that will be used for all the trials and expects to commence clinical trials in August 1998.

     IMMUNOTHERAPEUTICS-  COLORECTAL CANCER, BREAST CANCER, AND LUNG CANCER

     The Company is engaged in development of cancer therapeutic vaccines utilizing anti-idiotypic ("anti-id") antibody technology licensed from the University of Kentucky Research Foundation. The anti-id therapeutics under development are targeted at a specific epitope (site) that is primarily present on the targeted cancer cell and is not commonly found on normal tissue. From a molecular biological perspective the anti-id antibody is structurally similar to the cancer epitope. When injected into a patient, the antibody acts as a trigger for the normal immune system's response of lymphocytes to attack target cancer cells. The amount required to elicit this response is relatively small at two milligrams per dose, compared with the tens or hundreds of milligrams per dose utilized in so-called "traditional" monoclonal therapy or radio imaging.

     The Company is developing three separate products that have demonstrated an immune response in humans against antigens associated with colon cancer, breast cancer, ovarian cancer, small cell lung cancer, melanoma and other cancers. All three products have successfully completed Phase I clinical trials. The products are:

  - CeaVac-TM- (3H1). The Company believes this product has potential utility in the treatment of adenocarcinomas, notably, colorectal cancer, non-small cell lung cancer, pancreatic cancer and gastric cancer. Carcinoembryonic antigen ("CEA") is produced by the largest group of cancers, adenocarcinomas. In particular, this product has received significant interest in the international oncology community, as it is the first published report of a vaccine to consistently break CEA immune tolerance in humans. During 1998, the Company is planning to initiate a Phase II study in patients with colorectal cancer.

  - TriAb-TM- (11D10). The Company believes this product has potential utility in the treatment of breast, ovarian and non-small cell lung cancer. During 1998, the Company is planning to initiate Phase II studies in patients with breast cancer.

  - TriGem-TM- (1A7) antibody. The Company believes this product has potential utility in the treatment of cancers that express the GD2 ganglioside, including melanoma, small cell lung cancer and sarcoma. During 1998, the Company is planning to initiate Phase II studies in patients with small cell lung cancer.

     A number of United States and foreign patent applications covering both therapeutic and diagnostic applications of the anti-id antibody technology are pending. A U.S. patent has been issued for TriGem-TM-, and claims have been allowed for a U.S. patent of TriAb-TM-.

     PIVANEX-TM--  LUNG CANCER

     Pivanex, is derived from a patented analog of butyric acid, and has demonstrated in laboratory tests the ability to destroy cancer cells through the mechanism of cellular differentiation. Traditional cytotoxic chemotherapeutics tend to kill cancer cells preferentially because cancer cells divide more often and more rapidly than most normal cells. Unfortunately, such agents may also kill rapidly dividing normal cells, including blood cells and cells of the intestine lining, which leads to side effects such as anemia, nausea, vomiting and risk of infection. Unlike traditional cytotoxic chemotherapy, differentiation therapy represents a relatively new direction in cancer research, and involves the development of agents that, in contrast to the function of cytotoxic agents, induce cancer cells to differentiate, mature and exhibit more normal growth properties. Differentiation therapy may also lead to apoptosis, or what is known as normal "programmed cell death," resulting in the destruction of the cancer cells while sparing normal cells. Pivanex is currently completing Phase I clinical trials and has already demonstrated a partial response in a non-small cell lung cancer patient. During 1998, the Company is planning to initiate Phase II studies in patients with non-small cell lung cancer.

     GENE THERAPY PRODUCTS-  CANCER

     The Company is currently developing two potential gene therapy products for the treatment of cancer, RB94 and MDRx1, under exclusive worldwide licenses from the Baylor College of Medicine and the University of Illinois at Chicago, respectively. RB94 is a gene therapy product in preclinical development that combines a truncated variant (p94) of a tumor suppressor gene (the "RB gene") with a viral vector. The Company believes the form of the RB protein encoded by the RB94 gene therapy product is more effective at causing suppression of tumor cells than the full-length RB protein, based on data demonstrating in vitro suppression of numerous tumor types tested to date, including tumors of the bladder, prostate, cervix, bone, breast, lung and fibrous tissue. In addition, preliminary experiments indicate the modified gene is effective in suppressing some cancer cell lines in vitro that continue to contain the functional native RB gene.

     The potential gene therapy product RB94 will consist of the modified RB gene and an appropriate liposome or viral vector. The product would be delivered directly to tumor cells through local application. In collaboration with MD Anderson Cancer Center in Houston, Texas ("MD Anderson"), the Company is currently testing RB94 in preclinical studies of solid tumors in mouse models, and, if successful, the Company expects to file an IND for a pilot clinical trial in prostate cancer patients by the end of 1998.

     The Company is also developing a gene-based chemoprotective product, MDRx1-TM-, to genetically engineer multidrug resistance into blood progenitor (or stem) cells in order to protect these otherwise sensitive normal cells from chemotherapy toxicity. MDRx1-TM-utilizes the human multi-drug resistance gene (MDR1) which encodes "P-glycoprotein," a membrane protein capable of pumping a variety of chemicals out of cells. MDRx1-TM- involves the insertion of the MDR1 gene ex vivo into stem cells that have been removed from cancer patients in order to render some portion of the stem cells resistant to chemotherapeutic agents. The modified stem cells are then reinfused into the patients where they repopulate the blood system with chemo-resistant blood cells. The conferred resistance would potentially allow patients to be given higher doses of anti-cancer agents than could be given under normal circumstances (i.e., if the bone marrow was not protected). Bone marrow suppression is the biggest dose-limiting toxicity factor in the treatment of cancer patients because chemotherapy must be interrupted or reduced in order to allow the bone marrow to recover. MDRx1-TM- may allow for the administration of greater or more frequent doses of chemotherapy while protecting the bone marrow and peripheral blood cells. If this approach proves successful, it is also possible that MDR1 will be utilized as a co-selective gene to help introduce and maintain other genes of potential therapeutic value in human cells.

     Phase I testing has been performed at MD Anderson using a preliminary form of MDRx1-TM- with patients being treated for ovarian cancer and with patients being treated for breast cancer to determine whether the MDR1 gene can be introduced and maintained in humans. The clinical testing involved introducing ex vivo the MDR1 gene in human blood stem cells extracted from the bone marrow of cancer patients and then reintroducing the cells, which have been made resistant to chemotherapeutic agents, where they quickly repopulate the hematopoietic system. The results of such testing show that the MDR1 gene has been successfully introduced into a fraction of the donor bone marrow of many of the patients in the study. A number of issues remain to be addressed before initiating phase II clinical studies, including ascertaining the optimal vector for the MDR1 gene and contracting for large scale production of the final product.

     CELL THERAPY PRODUCTS-  PARKINSON'S DISEASE

     The Company is engaged in the research and development of cell-based therapeutics intended for use in the restorative treatment of neurologic diseases. A majority of neurological disorders, including Parkinson's disease, Alzheimer's disease, stroke and epilepsy, occur when brain cells (neurons) die. Because neurons cannot readily regenerate in response to injury or cell death, most current pharmaceutical therapies are directed toward amplifying the function of the remaining neurons, an approach which becomes less effective over time as an increasing number of the neurons die. The Company's proprietary technologies enable the development of cell-based therapies for minimally-invasive, site specific (i.e., stereotaxic) delivery to the central nervous system to replace or provide therapeutic factors precisely where they are needed in order to treat the neurological disease or disorder.

     One of the Company's technologies, licensed on an exclusive worldwide basis from New York University, involves the direct implantation into the CNS of microscopic beads ("microcarriers"), the surfaces of which are coated with live cells that secrete therapeutic factors useful in the treatment of certain neurological diseases. The beads provide a matrix, or membrane-like surface, to which cells attach and grow. The Company believes that this cell coated microcarrier ("CCM-TM-") technology can facilitate site-specific delivery of missing or deficient neurotransmitters, growth factors and replacement tissue to diseased or injured areas of the brain by increasing the survival and successful engraftment of the cells. The Company's initial product candidate based on this technology is Spheramine-TM-, microcarriers coated with dopamine-producing human pigmented retinal epithelial ("HPRE") cells intended for the treatment of Parkinson's disease. Studies conducted to date have shown improvement in hemiparkinsonian primates after implantation of Spheramine. Further preclinical studies in primates are in progress and the Company is also seeking a corporate partner in support of Phase I clinical trials of this product.

     Complementing CCM-TM- is a technology based on Sertoli cells, which has been licensed exclusively on a worldwide basis from the University of South Florida. These unique cells secrete a host of growth factors important to the repair and resprouting of damaged neurons, and thus may be useful in restoring function in degenerative diseases, including Parkinson's disease, Huntington's disease, stroke, Alzheimer's disease, epilepsy and traumatic brain injuries. Additionally, they are capable of providing an immunologically privileged and nurturing environment to other types of cells of interest for transplant, and thus, analogous to CCM-TM-, may facilitate successful engraftment of such cells.

     The Company's development efforts with regard to Sertoli cell technology are at an early stage and there are a number of issues that must be resolved including the long-term effects of cell implantation, as well as source of cells in light of continuing controversy regarding the use of porcine tissue in xenotransplantation due to the possibility of IN VITRO infection of human cells with retroviruses carried by swine. Product research and development is being conducted through the University of South Florida and contract research and manufacturing organizations. Initial product development efforts are focused towards early-stage Parkinson's disease and Huntington's disease.

     The Company's cell therapy efforts are currently performed through Theracell. Titan currently owns 99% of the outstanding stock of Theracell.

     IMPLANTABLE DRUG DELIVERY SYSTEM

     The Company is engaged in the development of drug delivery technology with application in the treatment of a number of neurologic and psychiatric disorders in which conventional treatment is limited by variability of drug concentration in blood and poor patient compliance. The technology, which has been licensed from the Massachusetts Institute of Technology ("MIT"), consists of a polymeric drug delivery system that potentially can provide controlled drug release over extended periods (i.e., from three months to more than one year). The technology involves imbedding the drug of interest in a polymer and extruding implantable product, which is then implanted subcutaneously to provide systemic delivery as body fluids wash over the implant and the drug is released. This results in a constant rate of release similar to intravenous administration. The Company believes that such long-term, linear release characteristics are highly desirable, avoiding peak and trough level dosing that poses problems for many CNS and other therapeutic agents.

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

     The Company is conducting further preclinical evaluation of prototype products through contract research and manufacturing organizations through its ProNeura subsidiary. Titan currently owns approximately 79% of ProNeura.

SPONSORED RESEARCH AND LICENSE AGREEMENTS

     The Company is party to several agreements with research institutions, companies, universities and other entities for the performance of research and development activities and for the acquisition of licenses relating to such activities.

     ILOPERIDONE

     Effective December 31, 1996, pursuant to the HMRI Agreement, the Company acquired an exclusive worldwide license under United States and foreign patents and patent applications relating to the use of Iloperidone for the treatment of psychiatric and psychotic disorders and analgesia. The HMRI Agreement provides for the payment of an upfront license fee in cash and stock aggregating $9,500,000, as well as substantial additional late stage milestone payments. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The HMRI Agreement also provides for the payment of royalties on net sales and requires the Company to satisfy certain other terms and conditions in order to retain its rights thereunder.

     IMMUNOTHERAPEUTICS

     The Company has acquired an exclusive, worldwide license under certain United States and foreign patent and patent applications pursuant to a license agreement with the University of Kentucky Research Foundation (the "Kentucky Agreement"). These patent and patent applications relate to the anti-idiotypic antibodies known as 3H1, 1A7 and 11D10 and their fragments, derivatives or analogs. The Kentucky Agreement obligates the Company to fund research at the University of Kentucky, at amounts agreed to on an annual basis, for the five year period ending November 14, 2001. The Kentucky Agreement provides for the payment of certain license fees totaling up to a maximum of $370,000 as well as royalties based on net sales of licensed products by the Company or any sublicensees. The Company must also pay all costs and expenses incurred in obtaining and maintaining patents. The Company must also diligently pursue a vigorous development program with respect to the licensed technology in order to maintain its license rights under the Kentucky Agreement.

     PIVANEX

     The Company has acquired from Bar-Ilan Research and Development Co. Ltd. ("Bar-Ilan") an exclusive, worldwide license to an issued United States patent and certain foreign patents, and patent applications covering novel analogs of butyric acid owned by Bar-Ilan University and Kupat Hulim Health Insurance Institution (the "Bar-Ilan Agreement"). The Bar-Ilan Agreement provides for the payment by the Company to Bar-Ilan of royalties based on net sales of products and processes incorporating the licensed technology, subject to minimum annual amounts commencing in 1995, as well as a percentage of any income derived from any sublicense of the licensed technology. The Company must also pay all costs and expenses incurred in patent prosecution and maintenance. The minimum annual royalties for 1998 are $25,000 and $60,000, annually thereafter.

     The Company must also satisfy certain other terms and conditions set forth in the Bar-Ilan Agreement in order to retain its license rights thereunder, including the use of reasonable best efforts to bring any products developed under the Bar-Ilan Agreement to market, and to continue diligent marketing efforts for the life of the license, the timely commencement of toxicology testing on small and large animals, the development of and compliance with a detailed business plan and the timely payment of royalty fees.

     GENE THERAPY PRODUCTS

     Through Ingenex, the Company is a party to several license agreements with the University of Illinois at Chicago ("UIC") which grant the Company the exclusive worldwide license under certain issued patents and patent applications, including those relating to methods for preventing multi drug resistance and the human MDR1 gene (collectively, the "UIC Licenses"). The exclusive nature of the licenses is subject in certain instances to certain reservations, including the use of all or part of the subject matter of the licenses for research, education and other non-commercial purposes. In addition, the Company's rights under the MDR1 license are subject to a non-exclusive right granted to Burroughs-Wellcome to transfect cell lines with the MDR1 gene, and to use the transfectants for research purposes. Burroughs-Wellcome does not, however, have the right to sell or transfer the transfectants or any derivatives thereof, without the written authorization of UIC.

     The UIC Licenses provide for the payment of license issue fees totaling, in the aggregate, approximately $145,000 and a royalty to UIC based on sales of products and processes incorporating the licensed technology. Each UIC License also requires the payment of certain annual minimum amounts during the time periods provided therein. Furthermore, the Company will pay to UIC
(i) royalties based on sublicensing income, (ii) a percentage of revenues from research relating to the subject matter of each UIC License that is performed on a contract basis for third parties and (iii) all costs and expenses associated with patent prosecution and maintenance. The Company must also satisfy certain other terms and conditions of the UIC Licenses in order to retain its license rights thereunder, including the use of best efforts to bring any products developed under the UIC Licenses to market, the development of and compliance with a detailed business plan, obtaining all necessary government approvals and the timely payment of license and royalty fees. In addition, the Company has the right in all instances to elect to assume control of patent prosecution of the licensed technology. However, the Company may determine that the benefits of filing for patent protection are outweighed by costs, security or other constraints. As a result, there can be no assurances that the Company will obtain or seek patent protection in all jurisdictions into which it sells products made under the licenses.

     Through Ingenex, the Company has obtained additional exclusive, worldwide licenses from UIC to foreign and domestic patent applications relating to genes and genetic elements associated with (i) sensitivity to cisplatin in human cells, (ii) neoplastic transformation and (iii) sensitivity to chemotherapeutic drugs along with the association of kinesin with chemotherapeutic drug sensitivity. Further development of the technologies to which the licensed patent applications relate will depend on the ability of the Company to enter into corporate partnering arrangements on acceptable terms. All three of these licenses are subject to certain rights of third parties for non-commercial research and educational purposes. These licenses provide for the payment of license issue fees totaling $50,000, royalties based on sales of products and processes incorporating the licensed technology, subject to certain minimum annual amounts, and a percentage of all revenue received from any sublicense of the licensed technology. The obligations of the Company under these agreements are substantially similar to those contained in the UIC Licenses.

     Through Ingenex, the Company has acquired an exclusive license from MIT (the "MIT License") under an issued patent relating to the use of MDR genes for creating and selecting drug resistant mammalian cells. The MIT license is subject to prior grants of (a) an irrevocable, royalty-free, nonexclusive license granted to the United States government, (b) non-exclusive licenses granted to Eli Lilly, Inc. ("Eli Lilly") and Genetics Institute, Inc. for research purposes and (c) non-exclusive, commercial licenses that may be granted pursuant to options granted to Eli Lilly and Genetics Institute, Inc. to use aspects of the licensed technology but only to make products that do not incorporate genes claimed in the patent, proteins expressed by such genes or antibodies and inhibitors to such genes. The MIT License provides for the payment of royalties based on net sales of products and processes incorporating the licensed technology, subject to certain minimum annual amounts, a percentage of sublicensing income arising from the license of such products and processes, and the issuance to MIT of shares of Ingenex's Common Stock. Under the MIT License, the Company must also use reasonable best efforts to bring any products developed under the MIT License to market, develop and comply with a detailed business plan and make timely payment of license and royalty fees.

     In October 1992, the Company acquired, through Ingenex, an exclusive, worldwide license (the "Baylor License") under United States and foreign patent applications assigned to Baylor College of Medicine relating to the RB gene, including its use in conferring senescence to tumors that forms the basis of RB94. The Baylor License provides for royalties based on net sales of products and processes incorporating the licensed technology, subject to certain minimum annual amounts and a percentage of sublicensing income arising from the license of such products and processes. Under the Baylor License, the Companymust use reasonable best efforts to bring any products developed under the Baylor License to market, develop and comply with a detailed business plan, fund research pursuant to the Baylor research agreement, commence a cancer therapy research program, make timely payment of royalty fees and pay all costs and expenses incurred in patent filing, prosecution and maintenance.

     CELL THERAPY PRODUCTS

     Through Theracell, the Company has acquired an exclusive, worldwide license under certain United States and foreign patent applications relating to the CCM-TM- technology pursuant to a research and license agreement (the "NYU Agreement") with New York University ("NYU"). The NYU Agreement provides for the payment of royalties based on net sales of products and processes incorporating licensed technology, as well as a percentage of any income it receives from any sublicense thereof. Theracell is also obligated to reimburse NYU for all costs and expenses incurred by NYU in filing, prosecuting and maintaining the licensed patents and patent applications.

     The Company must satisfy certain other terms and conditions of the NYU Agreement in order to retain its license rights thereunder. These include, but are not limited to, the use of best efforts to bring licensed products to market as soon as commercially practicable and to diligently commercialize such products thereafter, the use of best efforts to carry out the performance of all efficacy, pharmaceutical, safety, toxicological and clinical tests and to obtain all appropriate governmental approvals for the production, use and sale of the licensed products, the development of and compliance with a detailed business plan and the timely payment of license and royalty fees.

     In March 1996, the Company acquired, through Theracell, an exclusive, worldwide license under United States and foreign patent applications relating to the Sertoli cell technology pursuant to a license agreement (the "USF Agreement") with the University of South Florida and the University of South Florida Research Foundation, Inc. (collectively, "USF"). The USF Agreement provides for the payment of royalties based on net sales by the Company or any sublicensees of products and processes incorporating licensed technology. The Company is also obligated to reimburse USF for all costs and expenses incurred by USF in filing, prosecuting and maintaining the licensed patent rights. The Company must satisfy certain other terms and conditions of the USF Agreement in order to retain its license rights thereunder. These include the development and introduction into clinical trials of at least one product within three years of such date and an additional product every two years thereafter until commercialization of one product, the timely payment of license and royalties.

     IMPLANTABLE DRUG DELIVERY SYSTEM

     Through ProNeura, the Company has acquired from MIT an exclusive worldwide license to certain United States and foreign patents relating to the implantable drug delivery system (the "MIT License"). The MIT License required the Company to invest $1,800,000 in operating capital toward development of products and processes covered by the MIT License during the two years ended September 1997. The exclusive nature of the MIT License is subject to the condition that an IND application had been filed with the FDA by December 31, 1997. Through December 31, 1997, the Company had spent approximately $1.3 million on product development and preclinical testing and had not fully completed the regulatory requirements for an IND application. The Company is engaged in discussions with MIT regarding the Company's progress to date and future development plans and does not believe the foregoing will result in a loss of its exclusivity under the MIT license. However, there can be no assurance to such effect. The Company must also satisfy certain other terms and conditions set forth in the MIT License in order to retain its license rights thereunder, including using its reasonable best efforts to obtain the necessary regulatory approvals to conduct clinical testing of the licensed technology and to market such products, if successfully developed, in the United States and Europe. The MIT License provides for the payment by the Company of royalties based on sale of products and processes incorporating the licensed technology, as well as a percentage of income derived from sublicenses of the licensed technology.

PATENTS AND PROPRIETARY RIGHTS

     GENERAL

     The Company's success will depend, in part, on its ability, and the ability of its licensor(s), to obtain protection for their products and technologies under United States and foreign patent laws, to preserve their trade secrets, and to operate without infringing the proprietary rights of third parties. The Company has obtained rights to certain patents and patent applications and may, in the future, seek rights from third parties to additional patents and patent applications. There can be no assurance that patent applications relating to potential products or technologies, including those licensed from others, or that may be licensed in the future, will result in patents being issued, that any issued patents will afford adequate protection or not be challenged, invalidated, infringed, or circumvented, or that any rights granted thereunder will afford competitive advantages to the Company. Furthermore, there can be no assurance that others have not independently developed, or will not independently develop, similar products and/or technologies, duplicate any of the Company's products or technologies, or, if patents are issued to, or licensed by the Company, design around such patents.

     There can be no assurance that the validity of any of the patents licensed to the Company would be upheld if challenged by others in litigation or that the Company's activities would not infringe patents owned by others. The Company could incur substantial costs in defending suits brought against Titan or the Operating Companies or any of their licensors, or in suits in which the Company may assert, against others, patents in which the Company has rights. Should the Company's products or technologies be found to infringe patents issued to third parties, the manufacture, use, and sale of such products could be enjoined and the Company could be required to pay substantial damages. In addition, the Company may be required to obtain licenses to patents or other proprietary rights of third parties, in connection with the development and use of their products and technologies. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on acceptable terms, if at all.

     The Company also relies on trade secrets and proprietary know-how, which it seeks to protect, in part, by confidentiality agreements with employees, consultants, advisors, and others. There can be no assurance that such employees, consultants, advisors, or others, will maintain the confidentiality of such trade secrets or proprietary information, or that the trade secrets or proprietary know-how of the Company will not otherwise become known or be independently developed by competitors in such a manner that the Company will have no practical recourse.

     GENE THERAPY PRODUCTS

     The Company is aware of a U.S. patent issued to a third party (the "Riordan patent") relating to a multidrug resistance. The Riordan patent describes the isolation of two DNA molecules that code for fractional portions of the hamster protein associated with multidrug resistance (the "hamster MDR-1 gene"). A patent licensed by Ingenex (the "Roninson patent") describes and claims the entire human MDR-1 gene, which is the DNA that codes for the entire protein associated with multidrug resistance in human cells. Nonetheless, the Riordan patent claims a DNA molecule coding for a protein, or a fragment of a protein, that is associated with multidrug resistance in living cells, including human cells. The Riordan patent has an earlier effective filing date than the Roninson patent, and there can be no assurance that the Riordan patent will not be asserted against Ingenex. Thus, it may be necessary to obtain a license under the Riordan patent to pursue commercialization of its proposed gene therapy products utilizing the MDR-1 gene. There can be no assurance that such a license, if required, will be made available to the Company on acceptable terms, if at all.

     The Company also is aware of a U.S. patent issued to a third party (the "Anderson patent") relating to EX VIVO gene therapy. The Anderson patent is reported to be exclusively licensed to Genetics Therapy, Inc. The Company believes that the Anderson patent could be asserted to cover gene therapeutics developed by Ingenex, to the extent that the introduction of a gene into a subject's cells is performed EX VIVO. In January 1996, it was reported that an interference proceeding had been instituted in the U.S. Patent and Trademark Office (the "PTO") between the issued Anderson patent and two pending patent applications. Depending on the outcome of the interference, it may or may not be necessary for the Company to obtain a license from a party to the interference (or its licensee) to pursue commercialization of its proposed gene therapy products utilizing EX VIVO gene therapy. There can be no assurance that such a license, if required, will be made available to the Company on acceptable terms, if at all.

     The Company has received notice that three companies, Chiron Corporation, Novartis and Introgene NV, are opposing the grant of a European patent corresponding to the Roninson patent with claims directed to the human MDR-1 gene and gene fragments. While the Company, through its licensor, intends to vigorously respond to the oppositions, no assurance can be given as to the scope of the claims, if any, which the European Patent Office ultimately will find patentable.

     The Company is aware of the existence of a prior art reference (European Patent Application 0 259 031) ("EP 0 259 031"), which discloses a DNA sequence corresponding to the sequence of the RB94 DNA molecule that is claimed in an issued U.S. patent licensed by the Company from Baylor (the "Baylor patent"). The Baylor patent also contains claims directed to specific expression vectors containing these DNA molecules. Although a patent is presumed valid, there can be no assurance that the claims of the Baylor patent, if challenged, will not be found invalid. In any event, given that EP 0 259 031 relates to DNA molecules but not to methods of gene therapy, the existence of this reference alone would not, as a matter of U.S. law, be expected to affect the patentability of claims directed to the use of the RB94 DNA molecule in gene therapy for certain cancers, which gene therapy claims presently are pending in a related patent application licensed by the Company from Baylor.

     CELL THERAPY PRODUCTS

     The PTO has issued a U.S. patent on the core subject material underlying the NYU License. An Australian patent on the core material of a patent application underlying the NYU License was granted in May 1996. Prosecution of various divisional and continuation applications and their foreign counterparts continues satisfactorily; there can be no guarantee, however, that additional patents will be granted. The Company is also aware of an issued United States patent relating to a method for treating defective or diseased cells in the mammalian CNS by grafting genetically modified donor cells in the CNS (i.e., the brain), which cells can produce molecules (i.e., dopamine) in a sufficient amount to ameliorate the defect or disease. To the extent Theracell's commercial activities include the grafting of genetically modified donor cells, such activities could give rise to issues of infringement of this patent.

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

COMPETITION

     The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including major pharmaceutical companies and specialized biotechnology companies, are engaged in the development and commercialization of therapeutic agents designed for the treatment of the same diseases and disorders targeted by the Company. Many of the competitors of the Company have substantially greater financial and other resources, larger research and development staffs and more experience in the regulatory approval process. Moreover, potential competitors have or may have patent or other rights that conflict with patents covering the Company's technologies. In certain circumstances, it may be difficult or impossible for the Company to obtain appropriate licenses, which would thereby hamper or prevent the commercialization of its proposed products. The failure to obtain such licenses could have a material adverse affect on the business, results of operations and financial condition of Titan and such Operating Companies, which in turn may have an adverse affect on the business, results of operations and financial condition of the Company.

     With respect to the product candidate Iloperidone, a similar class of products is sold by Janssen Pharmaceuticals, Inc. and Eli Lilly, with other companies continuing to develop competing compounds.

     With regard to the Company's immunotherapeutic products, the Company is aware of several companies involved in the development of cancer therapeutics that target the same cancers as the products under development by the Company. Such companies include Progenics, Biomira, AltaRex, Genentech, ImClone and Glaxo-Wellcome.

     With regard to its gene therapy products, the Company is aware of several development stage and established enterprises that are exploring the field of human gene therapy or are actively engaged in research and development in the area of multidrug resistance, including Genetix Pharmaceuticals, Inc. ("Genetix") and two research organizations receiving funding from the National Institutes of Health ("NIH"). There can be no assurance that Ingenex's MDRx1-TM- product will prove to be more efficacious as a gene therapy than any gene therapy under development by Genetix or either of the two research organizations. The Company is aware of other commercial entities that have produced gene therapy products used in human trials. Further, it is expected that competition in this field will intensify.

     With regard to its CNS technologies, the Company is aware of several new drugs for Parkinson's disease that are in preclinical and clinical development. The Company is aware that Amgen is pursuing clinical trials in Parkinson's patients with GDNF and is collaborating with Medtronics, Inc. in its delivery to the CNS. In addition, the Company is aware of several well-funded public and private companies that are actively pursuing alternative cell transplant technologies, including Somatix Therapy Corporation ("Somatix"), CytoTherapeutics Inc. and Diacrin, Inc. The technology under development by Diacrin, Inc. involves using antibodies to eliminate the need for immunosuppression when transplanting fetal pig cells into Parkinson's patients, and would directly compete with Spheramine-TM-. There can be no assurance that any of the products under development by Somatix, CytoTherapeutics Inc. or Diacrin, Inc., or which might be developed by other entities, will not prove to be more efficacious in the treatment of Parkinson's disease than the product under development by Theracell.

     With regard to its implantable drug delivery system, the Company is aware of an implantable therapeutic system being developed by ALZA Corporation. Additionally, companies such as Medtronics, Inc. are developing implantable pumps that could be used to infuse drugs into the CNS.

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

GOVERNMENT REGULATION

     In order to obtain FDA approval of a new drug, a company generally must submit proof of purity, potency, safety and efficacy, among others. In most cases, such proof entails extensive clinical and preclinical laboratory tests. The testing and preparation of necessary applications is expensive and may take several years to complete. There is no assurance that the FDA will act favorably or quickly in reviewing submitted applications, and significant difficulties or costs may be encountered by the Company in its efforts to obtain FDA approvals, which difficulties or costs could delay or the marketing of any products which may be developed. The processing of those applications by the FDA is a lengthy process and may also take several years. Any future failure to obtain or delay in obtaining such approvals could adversely affect the ability of the Company to market its proposed products. Moreover, even if regulatory approval is granted, such approval may include significant limitations on indicated uses for which any such products could be marketed. Further, a marketed drug and its manufacturer are subject to continued review, and later discovery of previously unknown problems may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. In addition, new government regulations may be established that could delay or prevent regulatory approval of the products under development.

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

     In addition, the Company's gene therapy product candidates are subject to guidelines established by NIH, covering deliberate transfers of recombinant DNA into human subjects conducted within NIH laboratories or with NIH funds must be approved by the NIH Director. The Director may approve a procedure if it is determined that no significant risk to health or the environment is presented. The NIH has established the Recombinant DNA Advisory Committee (the "RAC") to advise the NIH Director concerning approval of NIH-supported research involving the use of recombinant DNA. A proposal will be considered by the RAC only after the protocol has been approved by the investigator's local Institutional Review Board and other committees. Although the jurisdiction of the NIH applies only when NIH-funded research or facilities are involved in any aspect of the protocol, the RAC encourages all gene transfer protocols to be submitted for its review. The Company intends to comply with RAC and NIH guidelines even when it may not be subject to them.

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

EMPLOYEES

     The consolidated Company currently has 28 full-time employees. The Company's future success depends in significant part upon the continued service of its key scientific personnel and executive officers, as well as those of the Operating Companies and all of such entities' continuing ability to attract and retain highly qualified scientific and managerial personnel. Competition for such personnel is intense and there can be no assurance that key employees can be retained or that other highly qualified technical and managerial personnel can be retained in the future.

     None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

RISK FACTORS

     HISTORY OF OPERATING LOSSES; NEED FOR ADDITIONAL FINANCING. The Company has experienced substantial operating losses since its inception in July 1991. As of December 31, 1997, the Company's accumulated deficit was approximately $43.5 million. Such losses have been principally the result of the various costs associated with research and development activities and the Company's provision of financial, administrative, regulatory and management services to the Operating Companies. At December 31, 1997, the Company had working capital of approximately $24 million and believes that available funds will enable it to fund its operations for at least 18-24 months. The Company will be required to seek substantial additional financing to commercialize any products that it may successfully develop. The Company has no bank lines of credit and there can be no assurance that the Company will be able to obtain any needed additional financing on commercially reasonable terms.

     EARLY STAGE OF DEVELOPMENT OF PROPOSED PRODUCTS. The Company's proposed products are at various stages of development and will require significant further research, development, testing and regulatory clearances prior to commercialization. There can be no assurance that any proposed products will be successfully developed, prove to be safe and efficacious, receive requisite regulatory approvals, demonstrate substantial therapeutic benefits in the treatment of any disease or condition, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed. Accordingly, the Company must be evaluated in light of the expenses, delays, uncertainties and complications typically encountered by newly established biopharmaceutical businesses, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, marketing and competition, and additional costs and expenses that may exceed current estimates. There can be no assurance that the Company will successfully develop and commercialize any products or ever achieve profitable operations.

     GOVERNMENT REGULATION. The Company's research and development activities are, and the production and marketing of its products will be, subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products are subject to rigorous FDA review. The Federal, Food, Drug, and Cosmetic Act and other federal statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, recordkeeping, approval, advertising and promotion of such products. Noncompliance with applicable requirements can result in fines, recall or seizure of products, refusal to permit products to be imported into or exported out of the United States, refusal of the government to approve product approval applications or to allow a company to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

     There can be no assurance that any required FDA or other governmental approval will be granted, or if granted, will not be withdrawn. Governmental regulation may prevent or substantially delay the marketing of the Operating Companies' proposed products, cause them to undertake costly procedures and furnish a competitive advantage to more substantially capitalized companies with which they expect to compete. In addition, the extent of potentially adverse government regulations, which might arise from future administrative action or legislation, cannot be predicted.

     RELIANCE ON PATENTS AND OTHER PROPRIETARY RIGHTS. The Company's success will depend, in part, on its ability, and the ability of the Operating Companies and their licensor(s), to obtain protection for their products and technologies under United States and foreign patent laws, to preserve their trade secrets, and to operate without infringing the proprietary rights of third parties. The Company has obtained rights to certain patents and patent applications and may, in the future, seek rights from third parties to additional patents and patent applications. There can be no assurance that patent applications relating to potential products or technologies, including those licensed from others, or that the Company may license in the future, will result in patents being issued, that any issued patents will afford adequate protection or not be challenged, invalidated, infringed, or circumvented, or that any rights granted thereunder will afford competitive advantages to the Company. Furthermore, there can be no assurance that others have not independently developed, or will not independently develop, similar products and/or technologies, duplicate any of the Company's products or technologies, or, if patents are issued to, or licensed by, the Company, design around such patents.

     There can be no assurance that the validity of any of the patents licensed to the Company would be upheld if challenged by others in litigation or that the Company's activities would not infringe patents owned by others. The Company could incur substantial costs in defending itself and/or the Operating Companies in suits brought against them or any of their licensors, or in suits in which the Company may assert, against others, patents in which the Company has rights. Should the Company's products or technologies be found to infringe patents issued to third parties, the manufacture, use, and sale of such products could be enjoined and the Company could be required to pay substantial damages. In addition, the Company may be required to obtain licenses to patents or other proprietary rights of third parties, in connection with the development and use of their products and technologies. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on acceptable terms, if at all.

     Titan also relies on trade secrets and proprietary know-how, which it seeks to protect, in part, by confidentiality agreements with employees, consultants, advisors, and others. There can be no assurance that such employees, consultants, advisors, or others, will maintain the confidentiality of such trade secrets or proprietary information, or that the trade secrets or proprietary know-how of the Company will not otherwise become known or be independently developed by competitors in such a manner that the Company will have no practical recourse.

     Titan is aware of an issued United States patent (as well as corresponding patents and patent applications in foreign countries) relating to multidrug resistance in mammalian cells. This patent claims substantially the same subject matter as is claimed by certain issued United States patents that have been licensed by Ingenex. The Company is also aware of an issued United States patent, relating to EX VIVO gene therapy. The Company believes that this patent claims subject matter that relates to any gene therapeutic developed by Ingenex to the extent that the introduction of the gene into the subject's cells is performed EX VIVO. Thus, it may be necessary for Ingenex to obtain a license under either or both of such patents to pursue commercialization of its proposed gene therapy products utilizing the MDR1 gene or EX VIVO therapies, as applicable. There can be no assurance that Ingenex will be able to obtain such licenses or that such licenses, if available, can be obtained on terms acceptable to Ingenex. Failure of Ingenex to obtain such licenses could have a material adverse effect on the business, financial condition and results of operations of Ingenex and the Company. Ingenex has received notice that three companies are opposing the grant of a European patent which has claims directed to the human MDR1 gene and gene fragments.

     COMPETITION AND TECHNOLOGICAL CHANGE. Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase. The Company will face competition from numerous companies that currently market, or are developing, products for the treatment of diseases and disorders targeted by the Company. Many of these entities have significantly greater research and development capabilities, experience in obtaining regulatory approvals and manufacturing, marketing, financial and managerial resources than the Company. Acquisitions of or investments in competing biotechnology companies by large pharmaceuticals companies could enhance such competitors' financial, marketing and other resources. The Company also competes with universities and other research institutions in the development of products, technologies and processes. There can be no assurance that competitors of the Company will not succeed in developing technologies or products that are more effective than the Company or that will render the Company's products or technologies noncompetitive or obsolete. In addition, certain of such competitors may achieve product commercialization or patent protection earlier than the Company.

     DEPENDENCE UPON KEY COLLABORATIVE RELATIONSHIPS AND LICENSE AND SPONSORED RESEARCH AGREEMENTS. The Company relies significantly on the resources of third parties to conduct research and development. The Company's success will depend, in part, on its ability and the ability of the Operating Companies to maintain existing collaborative relationships and to develop new collaborative relationships with third parties. There can be no assurance that the Company will be successful in maintaining its existing collaborative arrangements or that any collaborative arrangements will lead to the successful commercialization of products.

     The license agreements relating to the in-licensing of technology that have been or may in the future be entered into by the Company or the Operating Companies typically require the payment of an up-front license fee and royalties based on sales of licensed products and processes under the license and any sublicense with minimum annual royalties, the use of due diligence in developing and bringing products to market, the achievement of funding milestones and, in some cases, the grant of stock to the licensor. The sponsored research agreements that have been or may in the future be entered into by generally require periodic payments on an annual or quarterly basis. Some agreements also may require funding or production facilities relating to clinical research. Failure to meet financial or other obligations under either license agreements or sponsored research agreements in a timely manner, the rights to proprietary technology or the right to have the applicable university or institution conduct research and development efforts could be lost.

     DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING AND MARKETING ACTIVITIES. To date, the Company has not introduced any products on the commercial market. To conduct human clinical trials and ultimately to gain market acceptance, the products under development must be manufactured in compliance with regulatory requirements and at acceptable costs. It is not expected that the Company will have the resources in the foreseeable future to allocate to the manufacture or direct marketing of any proposed products and, therefore, it is intended that collaborative arrangements be pursued regarding the manufacture and marketing of any products that may be successfully developed. There can also be no assurance that additional collaborative arrangements to manufacture or market any proposed products will be entered into or, in lieu thereof, that any manufacturing operations can be successfully established or that any sales force can be successfully implemented.

     DEPENDENCE ON KEY PERSONNEL. The Company is highly dependent on the services of Dr. Louis R. Bucalo, President and Chief Executive Officer, as well as the other principal members of management and scientific staff of the Company and the Operating Companies. The loss of one or more of such individuals could substantially impair ongoing research and development programs and the Company's ability to obtain additional financing. The future success of the Company depends in large part upon its ability and that of the Operating Companies to attract and retain highly qualified personnel. This intense competition for such highly qualified personnel from other pharmaceutical and biotechnology companies, as well as universities and nonprofit research organizations, and may have to pay higher salaries to attract and retain such personnel. There can be no assurance that sufficient qualified personnel can be hired on a timely basis or retained. The loss of such key personnel or failure to recruit additional key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

     POTENTIAL ADVERSE EFFECT OF REDEMPTION OF WARRANTS. The Warrants may be redeemed by the Company at a redemption price of $.05 per Warrant upon not less than 30 days' prior written notice if the closing bid price of the Common Stock shall have averaged in excess of $9.10 per share for 30 consecutive trading days ending within 15 days of the notice. Redemption of the Warrants could force the holders (i) to exercise the Warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so, (ii) to sell the Warrants at the then current market price when they might otherwise wish to hold the Warrants, or (iii) to accept the nominal redemption price which, at the time the Warrants are called for redemption, is likely to be substantially less than the market value of the Warrants.

     CURRENT PROSPECTUS AND STATE REGISTRATION TO EXERCISE WARRANTS. Holders of Warrants will be able to exercise the Warrants only if (i) a current prospectus under the Securities Act relating to the shares of Common Stock underlying the Warrants is then in effect and (ii) such securities are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of Warrants reside. Although the Company has undertaken and intends to use its best efforts to maintain a current prospectus covering the shares underlying the Warrants following completion of the Offering to the extent required by Federal securities laws, there can be no assurance that the Company will be able to do so. The value of the Warrants may be greatly reduced if a prospectus covering the shares issuable upon the exercise of the Warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of Warrants reside.
Persons holding Warrants who reside in jurisdictions in which such securities are not qualified and in which there is no exemption will be unable to exercise their Warrants and would either have to sell their Warrants in the open market or allow them to expire unexercised. If and when the Warrants become redeemable by the terms thereof, the Company may exercise its redemption right even if it is unable to qualify the underlying securities for sale under all applicable state securities laws.

     SHARES ELIGIBLE FOR FUTURE SALE. Future sales of the Company's Common Stock by existing stockholders pursuant to Rule 144 under the Securities Act, pursuant to an effective registration statement or otherwise, could have an adverse effect on the price of the Company's securities.

ITEM 2.  PROPERTIES

     The Company has a four-year lease, expiring in May 2000, for approximately 8,200 square feet of office space in South San Francisco, California. The monthly rental payment is $13,851. Theracell has a three-year lease, expiring in August 1999, for approximately 1,900 square feet of space in Somerville, New Jersey, at a monthly rental payment of $4,479. The Company leases 3,600 square feet of office space in Scottsdale, Arizona, at a monthly rental payment of $6,788; the lease expires in August 2000.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  PRICE RANGE OF SECURITIES

     Titan's Common Stock trades on the Nasdaq SmallCap Market under the
symbol TTNP.   The table below sets forth the high and low sales prices of
Titan's Common Stock as reported by the Nasdaq SmallCap Market for the periods indicated. These prices are based on quotations between dealers, do not reflect retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

                                           HIGH               LOW
                                           ----               ---
Fiscal Year Ended December 31, 1996:

     First Quarter                        $  8.375          $  6.250
     Second Quarter                       $ 13.000          $  7.500
     Third Quarter                        $ 12.250          $  9.875
     Fourth Quarter                       $ 12.000          $  8.250

Fiscal Year Ended December 31,1997:

     First Quarter                        $  9.500          $  2.625
     Second Quarter                       $  4.000          $  2.125
     Third Quarter                        $  5.250          $  2.375
     Fourth Quarter                       $  6.688          $  3.750


(b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

     The number of record holders of the Company's Common Stock as of March 23, 1998 was approximately 281.

(c)  DIVIDENDS

     The Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with the more detailed financial statements of the Company and the notes thereto included elsewhere herein. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                      YEARS ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------------
                                                     1997          1996            1995           1994            1993
                                                  ----------    -----------   ------------    -----------    ------------
                                                                             (in thousands)
STATEMENT OF OPERATIONS DATA:
  Total revenues                                  $   17,500    $       259    $       140    $       ---    $       ---
  Costs and expenses
    Research and development                           9,310          5,567          5,202         10,602          5,444
    Acquired in-process research and development       9,500            ---            686            ---            ---
    General and administrative                         6,514          5,264          3,658          2,504            353
  Other income (expense)--net                          8,415         (2,294)        (2,288)           104             33
  Net income (loss)                                      592        (12,856)       (11,693)       (12,974)        (5,757)
  Basic net income (loss) per share
    (pro forma in 1995)                           $     0.05    $     (1.67)    $    (1.74)           ---            ---
                                                  ----------    -----------     ----------
                                                  ----------    -----------     ----------
  Diluted net income (loss) per share             $     0.04    $     (1.67)    $    (1.74)           ---            ---
                                                  ----------    -----------     ----------
                                                  ----------    -----------     ----------



                                                                          AS OF DECEMBER 31,
                                                  -----------------------------------------------------------------------
                                                     1997          1996           1995           1994            1993
                                                  ----------    -----------   ------------    -----------    ------------
                                                                             (in thousands)
BALANCE SHEET DATA:
  Working capital (deficiency)                    $   23,642     $   12,174     $   (6,232)    $   (2,224)    $    9,066
  Total assets                                        25,594         16,366          4,732          3,069         12,807
  Long-term debt                                         ---          1,200          2,036          1,011            ---
  Accumulated deficit                                (43,508)       (44,100)       (31,244)       (19,551)        (6,577)
  Stockholders' equity (deficiency)                   17,178         11,411         (5,823)        (2,865)         9,980


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

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

OVERVIEW

     Since its inception, the Company's efforts have been principally devoted to acquiring technologies, research, clinical development, securing patent protection and raising capital. At December 31, 1997, the Company had an accumulated deficit of approximately $43,500,000, resulting from expenditures for research and development and general and administrative activities including professional fees.

     In December 1996, Titan and HMRI entered into the HMRI License, pursuant to which, the Company paid, during 1997, an up-front license fee of $9,500,000, payable as follows: (i) $2,000,000 in cash in January 1997; (ii) $5,500,000 through the issuance 594,595 shares of common stock (the "HMRI Shares") in January 1997; (iii) and $2,000,000 in cash in July 1997. Pursuant to the HMRI License, the Company was obligated to pay to HMRI the difference between $5,500,000 and the net proceeds received by HMRI upon sale of the HMRI Shares. In February 1998, HMRI sold the HMRI Shares for net proceeds of approximately $2,456,000. Accordingly, in March 1998, the Company paid to HMRI the approximately $3,044,000 due. As the Company could have been liable for the entire $5,500,000, it was not included in stockholders' equity. Upon the payment to HMRI, approximately $2,456,000 was credited to stockholders' equity. The HMRI License also provides for substantial future late stage milestone payments to HMRI, as well as royalty payments on net sales, if any.

     In November 1997, Titan and Novartis entered into the Novartis Sublicense pursuant to which the Company granted Novartis a sublicense for the worldwide (with the exception of Japan) development, manufacturing and marketing of Iloperidone. Pursuant to the Novartis Sublicense, Novartis paid to the Company an up-front license fee of $20,000,000, of which $5,000,000 represents an equity investment in a newly authorized series of convertible preferred stock (the "Preferred Shares"). In addition, approximately $2.4 million in cash was paid by Novartis as reimbursement of research and development costs incurred by the Company. The Novartis Sublicense provides for future payments by Novartis contingent upon the achievement of regulatory milestones as well as royalty payments on net sales, if any. Novartis has assumed the clinical development, registration and marketing costs of Iloperidone. The Preferred Shares were issued pursuant to an agreement (the "Stock Purchase Agreement") which provides for conversion of such shares into the Company's Common Stock at the option of Novartis at any time after January 29, 1999. The conversion price will be equal to the market price during a period to be specified within the first two fiscal quarters of 1999 and is subject to a floor of $7.50 and a ceiling of $9.00. Accordingly, upon conversion of the Preferred Shares, the Company will issue a minimum of 555,555 and a maximum of 666,666 shares of Common Stock. The Stock Purchase Agreement provides that such shares may not be sold, transferred or assigned prior to November 19, 1999.

     Titan has assessed the likely impact on its business of the Year 2000 Issue and does not believe that this issue will present a material problem for the Company's business or will require significant resources to address.

     The Company's business is subject to significant risks including, but not limited to, the success of its product development efforts, obtaining and enforcing patents important to the Company's business, competition from other products and the lengthy as well as expensive regulatory approval process. There can be no assurance that the Company will have the resources necessary to conduct the several phases of clinical testing in human subjects necessary to complete the development and commercialization of any of its products.
The Company's strategy will continue to be to seek public or private financing through the sale of securities, corporate partnering arrangements and the licensing of product or technology rights, in order to fund product development activities and enable the Company to continue to expand its product portfolio through acquisitions. There can be no assurance that financing from such sources or others will be available. Additional expenses, delays, and losses of opportunity that may arise out of these and other risks could have a material adverse impact on the Company's financial condition and results of operations.


RESULTS OF OPERATIONS

     FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

     Total revenues for the year ended December 31, 1997 ("1997") were $17,500,000 compared with $259,000 for the year ended December 31, 1996 ("1996"). The increase was attributable to one-time, up-front license fees related to the license of Iloperidone to Novartis.

      Through December 31, 1997, research and development expenses totaled $47,076,000, and general and administrative expenses totaled $18,242,000. Research and development expenses for 1997 were $18,810,000 (including $9,500,000 of acquired in-process research and development), as compared to $5,567,000 for 1996, an increase of $13,243,000, or 238%. The increase resulted from the expansion of the Company's development activities, including the acquisition and further development of Iloperidone. General and administrative expenses for 1997 were $6,514,000, as compared to $5,264,000 for 1996, an increase of $1,250,000, or 24%. The increase reflects additional administrative support for the Company's expanded development activities. General and administrative expenses have declined as a percentage of total operating expenses, from 49% to 26% in 1996 and 1997 respectively.

     Other income/(expense), for 1997 was $8,415,000 compared with $(2,294,000) for 1996. Other income for 1997 includes approximately $8,400,000 representing the proceeds from the sale of Ingenex's GSX technology, and interest income of $666,000. Other income for 1996 includes interest income of $716,000. Interest expense was $227,000 during 1997 as compared to $2,011,000 for 1996. Approximately $1,408,000 of the 1996 expense reflects a non-recurring charge due to the repayment in January 1996 of notes issued in a bridge financing ("Bridge Notes"). This non-recurring charge represents the unamortized portion of the $1,800,000 debt discount and $458,000 of debt issuance costs relating to the Bridge Notes. Other income for 1997 and 1996 also includes $591,000 and $999,000, respectively, of losses representing the Company's share of Ansan's losses.

     The Company had net income of $592,000 during 1997 compared with a net loss of $12,856,000 during 1996. None of the Company's products, however, have yet been commercialized, and the Company does not expect to generate any significant revenue for the foreseeable future. The Company expects to incur substantial research and development costs in the future as a result of funding ongoing (i) product development programs, (ii) manufacturing of products for use in clinical trials, (iii) patent and regulatory related expenses, and (iv) preclinical and clinical testing. The Company also expects that general and administrative costs necessary to support such research and development activities will increase. The Company will also seek to identify new technologies and/or product candidates for possible in-licensing or acquisition. Accordingly, the Company expects to incur increasing operating losses for the foreseeable future. There can be no assurance that the Company will ever achieve profitable operations.

     Upon completion of the Company's IPO, in January 1996, the Company's previously outstanding shares of preferred stock were converted automatically into shares of common stock at adjusted conversion prices per common share less than the public offering price per common share. The deemed benefit to the preferred stockholders approximated $5,400,000, which deemed benefit was recorded by offsetting charges and credits to additional paid-in capital at the time of conversion. There was no effect on net loss from the mandatory conversion. However, the amount increased the loss allocable to common stock in the calculation of net loss per share in the period of the conversion.

     FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

     Total revenues for 1996 were $259,000 and $140,000 for the year ended December 31, 1995 ("1995") from National Institutes of Health grants.

     Research and development expenses for 1996 were $5,567,000, as compared to $5,888,000 for 1995, a decrease of $321,000, or 5%. The decrease reflects the deconsolidation of Ansan effective August 1995, the cessation of operations by Geneic Sciences in September 1995 and the completion of certain sponsored research for Ingenex in 1995, offset by an in-process research and development charge of $686,000 in 1995, the addition of ProNeura in late 1995 and Trilex in May 1996.

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

     Other income includes interest income of $716,000 during 1996 as compared to $68,000 during 1995. This increase was a result of a substantial increase in the amount of cash and short-term investments subsequent to the Company's IPO in January 1996 and a private placement completed in August 1996. Interest expense was $2,011,000 during 1996 as compared to $1,899,000 for 1995. Other income for 1996 and 1995 also includes $999,000 and $457,000, respectively, of losses representing the Company's share of Ansan's losses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operation from inception primarily through private placements of its securities, as well as the IPO. During 1997, the Company also received approximately $25,861,000 from up-front license fees in the Novartis transaction and the sale of the GSX technology. The Company is currently negotiating a $5,000,000 bank line of credit.

     Titan has entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. The aggregate commitments the Company has under these agreements, including minimum license payments, for the next 12 months is approximately $1,302,000. Certain of the licenses provide for the payment of royalties by the Company on future product sales, if any. In addition, in order to maintain license and other rights while products are under development, the Company must comply with customary licensee obligations, including the payment of patent related costs and meeting project-funding milestones.

     The Company expects to continue to incur substantial additional operating losses from costs related to continuation and expansion of research and development, clinical trials, and increased administrative and fund raising activities over at least the next several years. While the Company believes it has sufficient working capital to sustain its planned operations beyond the end of 1998, the Company may seek additional financing sooner, depending on numerous factors including, but not limited to, the progress of the Company's research and development programs, the results of clinical studies, technological advances, determinations as to the commercial potential of the Company's products, and the status of competitive products. In addition, certain expenditures will be dependent on the establishment of collaborative relationships with other companies, the availability of financing, and other factors. In any event, the Company anticipates that it will require substantial additional financing in the future. There can be no assurance as to the availability or terms of any required additional financing, when and if needed.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item is included in a separate section of this Report. See Index to Consolidated Financial Statements on Page F-1.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.


                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     The following table sets forth the names, ages and positions of the executive officers and directors of the Company.

NAME                                 AGE            POSITION
----                                 ---            ---------
Louis R. Bucalo, M.D.(1)              39            President, Chief Executive Officer and Director
Sunil Bhonsle                         48            Executive Vice President and Chief Operating Officer
Richard C. Allen, Ph.D.               55            Executive Vice President
Robert E. Farrell                     48            Executive Vice President and Chief
                                                    Financial Officer
Victor Bauer                          62            Executive Director; Corporate Development and Director
Michael K. Hsu(2)                     42            Director
Hubert Huckel, M.D.(3)                66            Director
Marvin E. Jaffe, M.D.(2)              61            Director
Lindsay A. Rosenwald, M.D.(1)(3)      42            Director
Konrad M. Weis, Ph.D.(1)              69            Director
Kenneth J. Widder, M.D.(1)(3)         45            Director
Ernst-Gunter Afting                   55            Director

(1)  Member of Executive Committee
(2)  Member of Audit Committee
(3)  Member of Compensation Committee

     LOUIS R. BUCALO, M.D., is a co-founder of the Company and of each of the Operating Companies and has served as the Company's President and Chief Executive Officer since January 1993. Dr. Bucalo has served as a director of the Company since March 1993. Dr. Bucalo also serves as Chairman of the Board of each of the Operating Companies and as Chairman and Chief Executive Officer of ProNeura. From July 1990 to April 1992, Dr. Bucalo was Associate Director of Clinical Research at Genentech, Inc., a biotechnology company. Dr. Bucalo holds an M.D. from Stanford University and a B.A. in biochemistry from Harvard University.

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

     RICHARD C. ALLEN, PH.D., joined the Company in August 1995. He also currently serves as President and Chief Executive Officer of Theracell, which he joined in January 1995 and President and Chief Operating Officer of ProNeura. From June 1991 until December 1994, Dr. Allen was Vice President and General Manager of the Neuroscience Strategic Business Unit of Hoechst-Roussel Pharmaceuticals, Inc. Dr. Allen holds a Ph.D. in medicinal chemistry and a B.S. in pharmacy from the Medical College of Virginia.

     ROBERT E. FARRELL joined the Company as Executive Vice President and Chief Financial Officer in September 1996. Mr. Farrell was employed by Fresenius USA, Inc. from 1991 until August 1996 where he served in various capacities, including Vice President Administration, Chief Financial Officer and General Counsel. His last position was Corporate Group Vice President. Mr. Farrell holds a B.A. from University of Notre Dame and a J.D. from Hastings College of Law, University of California.

     VICTOR J. BAUER, PhD., has served as a director since November 1997. Dr. Bauer joined the Company in February 1997, and currently serves as Executive Director of Corporate Development. Since April 1996, Dr. Bauer has served as a Director and Chairman of Theracell. From December 1992 until February 1997, Dr. Bauer was a self-employed consultant to companies in the pharmaceutical and biotechnology industries. Prior to that time, Dr. Bauer was with Hoechst-Roussel Pharmaceuticals Inc., where he served as President from 1988 through 1992.

     MICHAEL K. HSU has served as a director of the Company since March 1993. Mr. Hsu is President of Biotechnology Venture Capital Representative for the
government of Taiwan. From November 1994 through October 1995, he served as Director - Corporate Finance of Coleman and Company Securities. Since March 1989, Mr. Hsu has served as President of APS Bioventures Co., which until November 1994 was an investment banking division of RAS Securities. Mr. Hsu previously held various executive positions with Steinberg and Lyman Health Care Company, Ventana Venture Growth Fund, Asian Pacific Venture Group (Thailand) and D. Blech Company.

     HUBERT HUCKEL, M.D. has served as a director of the Company since October 1995. From 1964 until his retirement in December 1992, Dr. Huckel served in various positions with The Hoechst Group. At the time of his retirement, he was chairman of the Board of Hoechst-Roussel Pharmaceuticals, Inc., Chairman and President of Hoechst-Roussel Agri-Vet Company and a member of the Executive Committee of Hoechst Celanese Corporation. He currently serves on the Board of Directors of Royce Laboratories, Inc. and Sano Corporation.

     MARVIN E. JAFFE, M.D. has served as a director of the Company since October 1995. From 1988 until April 1994, Dr. Jaffe served as President of R.W. Johnson Pharmaceutical Research Institute where he was responsible for the research and development activities in support of a number of Johnson & Johnson companies, including ORTHO-McNeil Pharmaceuticals, ORTHO Biotech and CILAG. From 1970 until 1988, he was Senior Vice President of the Merck Research Laboratories. He currently serves on the Board of Directors of Chiroscience, plc and Immunomedics, Inc.

     LINDSAY A. ROSENWALD, M.D., is a co-founder of the Company and has served as a director of the Company since March 1993. Dr. Rosenwald co-founded Interneuron Pharmaceuticals, Inc. and has served as its Chairman since February 1989. Dr. Rosenwald has been the Chairman and President of The Castle Group, Ltd., a New York medical venture capital firm ("Castle"), since October 1991 and the Chairman and President of Paramount Capital, Inc., an investment banking firm, since February 1992, and the founder, Chairman and President of Paramount Capital Asset Management, Inc., a money management firm specializing in the life sciences industry, since June 1994. Dr. Rosenwald also is a director of the following publicly-traded pharmaceutical biotechnology companies: Avigen, Inc., BioCryst Pharmaceuticals, Inc., Neose Technologies, Inc., Sparta Pharmaceuticals, Inc. and VimRx Pharmaceuticals, Inc. is a director of a number of privately-held companies in the biotechnology or pharmaceutical fields.

     KONRAD M. WEIS, PH.D., has served as a director of the Company since March 1993. Dr. Weis is Honorary Chairman and former President and Chief Executive Officer of Bayer Corporation. Dr. Weis serves as a director of PNC Equity Management Company, Michael Baker Company, and Dravo Company.

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

     Directors serve until the next annual meeting or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment. See "Management - Employment Agreements."

DIRECTOR COMPENSATION

     Non-employee directors are entitled to receive $2,000 for each Board and committee meeting attended, although certain directors forego such fees, and are reimbursed for their expenses in attending such meetings. Directors are not precluded from serving the Company in any other capacity and receiving compensation therefor. In addition, directors are entitled to receive options ("Director Options") pursuant to the Company's 1995 Stock Option Plan. Director Options are exercisable in four equal annual installments commencing six months from the date of grant and expire the earlier of 10 years after the date of grant or 90 days after the termination of the director's service on the Board of Directors. In January 1996, each of the Company's current directors other than Dr. Afting and Dr. Bauer received Director Options to purchase 10,000 shares of Common Stock at an exercise price of $5.00 per share. Dr. Afting received Director Options to purchase 10,000 shares of Common Stock at an exercise price of $8.50 per share when he joined the Board of Directors in May 1996. Dr. Bauer received Director Options to purchase 10,000 shares of common stock at an exercise price of $5.56 when he joined the Board of Directors in November 1997. In July 1997, each of the directors received Director Options to purchase 2,000 shares at an exercise price of $2.88 per share.

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

     The Board of Directors met six times during 1997 and also took action by unanimous written consent. The Executive Committee met two times and also took action by unanimous written consent, and the Compensation Committee and Audit Committee each met one time. Each of the current directors of the Company attended at least 75% of the aggregate of (i) the meetings of the Board of Directors and (ii) meetings of any Committees of the Board on which such person served which were held during the time such person served.

     The Company has agreed, if requested by D.H. Blair Investment Banking Corp., the underwriter of the IPO ("Blair"), to nominate a designee of Blair to the Company's Board of Directors until January 18, 2001.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

     Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and greater than 10% beneficial owners were complied with, with the exception of Richard Allen who filed a Form 4 two months late and Lindsay Rosenwald who filed a Form 5 one month late.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following summary compensation table sets forth the aggregate compensation awarded to, earned by, or paid to the Chief Executive Officer and to executive officers whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 1997 (collectively, the "named executive officers") for services during the fiscal years ended December 31, 1997, 1996 and 1995:

                               SUMMARY COMPENSATION TABLE

                                                                             ANNUAL COMPENSATION
NAME                                                                 -------------------------------
AND PRINCIPAL POSITION                                  YEAR            SALARY                BONUS
----------------------                                  ----           --------              -------
Louis R. Bucalo. . . . . . . . . . . . . . . . . .      1997           $231,525              $58,721
   President and Chief Executive Officer                1996           $210,000              $42,000(1)
                                                        1995           $188,000(2)           $     0

Sunil Bhonsle. . . . . . . . . . . . . . . . . . .      1997           $190,991              $68,370
   Executive Vice President and                         1996           $185,000              $ 9,250(1)
   Chief Operating Officer                              1995           $ 50,104              $     0

Richard C. Allen . . . . . . . . . . . . . . . . .      1997           $193,984              $77,096
   Executive Vice President(3)                          1996           $185,000              $15,500(1)
                                                        1995           $166,000              $     0

Robert  Farrell. . . . . . . . . . . . . . . . . .      1997           $186,665              $18,500
   Executive Vice President and                         1996           $ 53,958              $     0
   Chief Financial Officer

____________
(1)  Bonuses pertain to fiscal year 1995 and were paid in 1997.

(2) A portion of the cash compensation paid to Dr. Bucalo during 1995 is allocable to the Operating Companies.

(3) Dr. Allen also serves as President and Chief Executive Officer of Theracell and President and Chief Operating Officer of ProNeura.
     Dr. Allen receives his entire salary from Theracell. Dr. Allen's bonus included $20,000 paid by Titan.

                      OPTION GRANTS IN LAST FISCAL YEAR

     The following table contains information concerning the stock option grants made to the named executive officers during the fiscal year ended December 31, 1997. No stock appreciation rights were granted to these individuals during such year.

                                                          INDIVIDUAL GRANT
                                           NUMBER OF    ------------------------------------------
                                           SECURITIES   % OF TOTAL
                                           UNDERLYING     OPTIONS
                                            OPTIONS       GRANTED      EXERCISE OR
                                            GRANTED     TO EMPLOYEES    BASE PRICE    EXPIRATION
NAME                                          (#)        FISCAL YEAR     ($/SH)(1)       DATE
----                                        -------     ------------    ----------   -----------
Louis R. Bucalo. . . . . . . . . . . . .     2,000           0.6%          $2.88     07/30/2007

--------------

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

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1997 with respect to the named executive officers. No stock appreciation rights were exercised during such year or were outstanding at the end of that year.

                                                           NUMBER OF SECURITIES                         VALUE OF
                                                          UNDERLYING UNEXERCISED                 UNEXERCISED IN-THE-MONEY
                                          SHARES            OPTIONS AT FY-END (#)                   OPTIONS AT FY-END(1)
                                         ACQUIRED      ---------------------------------     ----------------------------------
NAME                                ON EXERCISE(#)      EXERCISABLE       UNEXERCISABLE       EXERCISABLE         UNEXERCISABLE
----                                --------------     ------------       -------------       ------------        -------------
Louis R. Bucalo. . . . . . . .            -0-             270,876             360,067            $397,477            $ 25,900
Sunil Bhonsle. . . . . . . . .            -0-             128,061             205,038 (2)        $222,796            $272,305 (2)
Richard C. Allen . . . . . . .            -0-              77,911              55,656 (2)        $115,523            $132,025 (2)
Robert Farrell . . . . . . . .            -0-              37,500             112,500                  $0                  $0

________________

(1) Based on the fair market value of the Company's Common Stock at year-end, $5.625 per share, less the exercise price payable for such shares.

(2) A portion of employee's options are immediately exercisable. Upon the employee's cessation of service, the Company has the right to repurchase any shares acquired pursuant to said grant. The Company's right to repurchase shares expires in equal monthly installments over the five year period commencing on the date of grant. Options to which the Company's repurchase right has not expired are deemed unexercisable for the purpose of this table.

EMPLOYMENT AGREEMENTS

     The Company is a party to employment agreements with each of Dr. Bucalo, President and Chief Executive Officer, Sunil Bhonsle, Executive Vice President and Chief Operating Officer of the Company, Robert E. Farrell, Executive Vice President and Chief Financial Officer of the Company, and Richard C. Allen, Executive Vice President of the Company. All of the agreements contain confidentiality provisions.

     The agreement with Dr. Bucalo expires in February 2001 (as extended during 1997) and provides for a base annual salary of $210,000, subject to annual increases of 5% and bonuses of up to 25% at the discretion of the Board of Directors. In the event of the termination of the agreement with Dr. Bucalo, other than for reasons specified therein, the Company is obligated to make severance payments equal to his base annual salary for the greater of the balance of the term of the agreement or 18 months.

     The agreement with Mr. Bhonsle provides for a base annual salary of $185,000 subject to automatic annual increases, based on increases in the consumer price index, and bonuses of up to 20% at the discretion of the Board of Directors. In the event Mr. Bhonsle's employment is terminated other than for "good cause" (as defined), the Company is obligated to make severance payments equal to his base annual salary for six months. Mr. Bhonsle has also been granted certain options that vest over five years if he remains employed by the Company.

     The agreement with Mr. Farrell provides for a base annual salary of $185,000 subject to automatic annual increases, based on increases in the consumer price index, and bonuses of up to 20% at the discretion of the Board of Directors. In the event Mr. Farrell's employment is terminated other than for "good cause" (as defined), the Company is obligated to make severance payments equal to his base annual salary for six months. Mr. Farrell has also been granted certain options that vest over four years if he remains employed by the Company.

     Dr. Allen receives no salary from the Company (his primary compensation is from Theracell) but has been granted certain stock options which vest over five years if he remains employed by the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 27, 1998, certain information concerning the beneficial ownership of the Company's Common Stock by (i) each shareholder known by the Company to own beneficially five percent or more of the outstanding Common Stock of the Company; (ii) each director; (iii) each executive officer of the Company; and (iv) all executive officers and directors of the Company as a group, and their percentage ownership and voting power.

                                              SHARES BENEFICIALLY      PERCENT OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER (1)             OWNED (2)         BENEFICIALLY OWNED
----------------------------------------      --------------------     -------------------
Louis R. Bucalo, M.D.. . . . . . . . . . .         632,012  (3)                4.7%
Ernst-Gunter Afting. . . . . . . . . . . .           5,500  (4)                 *
Richard C. Allen, Ph.D.  . . . . . . . . .          97,148  (5)                 *
Victor J. Bauer. . . . . . . . . . . . . .           2,500  (4)                 *
Sunil Bhonsle. . . . . . . . . . . . . . .         226,390  (6)                1.7%
Robert Farrell . . . . . . . . . . . . . .          59,999  (7)                 *
Michael K. Hsu . . . . . . . . . . . . . .          25,346  (8)                 *
Hubert Huckel, M.D.. . . . . . . . . . . .           5,500  (4)                 *
Marvin E. Jaffe, M.D.. . . . . . . . . . .           5,500  (4)                 *
Lindsay A. Rosenwald, M.D. . . . . . . . .         663,034  (9)                5.0%
Konrad M. Weis, Ph.D.. . . . . . . . . . .          76,852  (10)                *
Kenneth J. Widder, M.D.. . . . . . . . . .          18,237  (11)                *
Invesco Trust Company. . . . . . . . . . .       1,220,538  (12)               9.3%
     7800 E. Union Avenue
     Denver, CO  80237
Wisdom Tree Capital, Inc.. . . . .                 964,825                     7.4%
     1633 Broadway, 38th Floor
     New York, NY 10019
All executive officers and directors
    as a group (10) persons. . . .               1,818,018                    13.1%

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

(3)  Includes 331,781 shares issuable upon exercise of outstanding options.

(4)  Represents shares issuable upon exercise of outstanding options.

(5)  Includes 92,148 shares issuable upon exercise of outstanding options.

(6)  Includes 214,390 shares issuable upon exercise of outstanding options.

(7)  Includes 49,999 shares issuable upon exercise of outstanding options.

(8)  Includes 10,617 shares issuable upon exercise of outstanding options.

(9)  Includes (i) 90,084 shares held by entities owned by Mr. Rosenwald, and
     (ii) 270,154 shares issuable upon exercise of outstanding options and warrants. Does not include (i) 94,589 shares held by his wife; (ii) 40,536 shares held by his wife in trust for the benefit of their children; (iii) 585,718 shares held by or underlying warrants held by Venturetek L.P., a limited partnership, the limited partners of which include Dr. Rosenwald's wife and children; or (iv) shares underlying Class A Warrants held by The Aries Trust and The Aries Domestic Fund L.P. as to which Dr. Rosenwald serves as investment manager and President of the general partner, respectively. Dr. Rosenwald disclaims beneficial ownership as to all of such shares. See "Certain Transactions."

(10) Includes 32,617 shares issuable upon exercise of warrants and outstanding options.

(11) Includes 10,617 shares issuable upon exercise of outstanding options.

(12) Represents shares held by three mutual funds managed by Invesco Funds Group, Inc. or Invesco Trust Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       In March and April 1993, the Company borrowed an aggregate of $700,000 from Dr. Lindsay A. Rosenwald, the co-founder and a director of the Company. See "Item 12. Security Ownership of Certain Beneficial Owners and Management." The loan was evidenced by 10% promissory notes payable on demand. Dr. Rosenwald received warrants that are currently exercisable to purchase an aggregate of 20,355 shares of Common Stock at an exercise price of $4.50 per share. In June 1995, the notes, together with accrued interest, were cancelled in consideration of the issuance to Dr. Rosenwald of shares of Series A Preferred Stock which subsequently converted into 215,135 shares of Common Stock.

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

       In February 1995, Paramount Capital, Inc. ("Paramount") acted as placement agent in connection with the Company's private placement of Series B Preferred Stock. Paramount received $103,125 in commissions and a $45,375 expense allowance for services rendered in connection with such private placement. In addition, designees of Paramount received Series B Preferred Stock purchase warrants that currently represent warrants to purchase an aggregate of 46,350 shares of Common Stock at an exercise price of $3.92 per share. Dr. Rosenwald serves as the President and Chairman of Paramount and received warrants to purchase 17,961 of such shares.

       Between August and October 1995, The Aries Domestic Fund L.P. and The Aries Trust loaned the Company an aggregate of $250,000 evidenced by the promissory notes (the "Investor Notes") which bore interest at the rate of 12% per annum and were payable on the earlier of the closing of an initial public offering or one year from the date of issuance. In accordance with their terms, the principal amount of the Investor Notes was converted into $250,000 principal amount of 10% promissory notes

(the "Bridge Notes") and 125,000 Class A Warrants as part of a bridge financing completed in October 1995. Accrued interest on the Investor Notes was repaid in January 1996. Repayment of the principal and accrued interest on the Bridge Notes was made upon completion of the Company's initial public offering in January 1996. Dr. Rosenwald is the President of the general partner of The Aries Domestic Fund L.P. and serves as investment manager for The Aries Trust.

     The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. The Company has adopted a policy that all future transactions, including loans, between the Company and its officers, directors, principal shareholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   FINANCIAL STATEMENTS

          An index to Consolidated Financial Statements appears on page F-1.

     2.   SCHEDULES

          All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

     3.   EXHIBITS

3.1   -   Restated Certificate of Incorporation of the Registrant(1)
3.2   -   Form of Amendment to Restated Certificate of Incorporation of the
          Registrant(1)
3.3   -   By-laws of the Registrant(1)
4.3   -   Form of Warrant Agreement(1)
4.4   -   Form of Underwriter's Unit Purchase Option(1)
4.5   -   Form of Investor Rights Agreement between the Registrant and the holders of Series A and Series B Preferred Stock(1)
4.6   -   Form of Placement Agent's Unit Purchase Option(4)
4.7   -   Certificate of Designation of Series C Preferred Stock
4.8   -   Certificate of Designation of Series D Preferred Stock
10.1  -   1993 Stock Option Plan(1)
10.2  -   1995 Stock Option Plan(1)
10.3  -   Employment Agreement between the Registrant and Louis Bucalo dated
          February 1, 1993, amended as of February 3, 1994(1)
10.4  -   Employment Agreement between Registrant and Richard Allen dated
          July 28, 1995(1)
10.5  -   Employment Agreement between Registrant and Sunil Bhonsle dated
          August 6, 1995(1)
10.6  -   Form of Indemnification Agreement(1)
*10.9 - MDR Exclusive License Agreement between Ingenex, Inc. (formerly Pharm-Gen Systems Ltd.) and the Board of Trustees of the University of Illinois dated May 6, 1992(1)
*10.11- License Agreement between Theracell, Inc. and New York University dated November 20, 1992, as amended as of February 23, 1993 and as of February 25, 1995(1)
*10.12- License Agreement between the Registrant and the Massachusetts Institute of Technology dated September 28, 1995(1)
*10.14- Exclusive License Agreement between Ingenex, Inc. and the Board of Trustees of the University of Illinois, dated July 1, 1994(1)
*10.15- Exclusive License Agreement between Ingenex, Inc. and the Board of Trustees of the University of Illinois, dated July 1, 1994(1)

*10.16- License Agreement between Ingenex, Inc. and the Massachusetts Institute of Technology, dated September 11, 1992(1)
*10.17- License Agreement between Ingenex, Inc. and Baylor College of Medicine, dated October 21, 1992(1)
10.18 -   Lease for Registrant's facilities(2)
*10.19-   License Agreement between Theracell, Inc. and the University of South Florida dated March 15, 1996(3)
*10.20- License Agreement between Trilex Pharmaceuticals, Inc. (formerly Ascalon Pharmaceuticals, Inc.) and the University of Kentucky Research Foundation dated May 30, 1996(4)
*10.22-   License Agreement between the Registrant and Hoechst Marion
          Roussel, Inc. effective as of December 31, 1996(5)
10.23 -   Employment Agreement between Registrant and Robert E. Farrell dated August 9, 1996(5)
10.24 - Financing Agreement between the Registrant and Ansan Pharmaceuticals, Inc. dated March 21, 1997(6)
10.25 - Agreement for Purchase and Sale of Assets between the Registrant and Pharmaceuticals Product Development, Inc. dated June 4, 1997(6)
*10.27- License Agreement between the Registrant and Bar-Ilan Research and Development Company Limited effective November 25, 1997(7)
10.28 - License Agreement between the Registrant and Ansan Pharmaceuticals, Inc. dated November 24, 1997(7)
10.29 - Stock Purchase Agreement between the Registrant and Ansan Pharmaceuticals, Inc. effective November 25, 1997(7)
*10.30- Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997(7)
23.2  -   Consent of Ernst & Young LLP, Independent Auditors
___________

* Confidential treatment has been granted with respect to portions of this exhibit.

(1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 33-99386).

(2) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the period March 31, 1996.

(4) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-13469).

(5) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(6) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the period ended March 31, 1997.

(7) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (File No. 333-42367).

(b)    REPORTS ON FORM 8-K

       During the fourth quarter 1997, the Company filed one report on Form
       8-K.

       A current report on Form 8-K was filed on November 20, 1997. This report announced the sublicense between the Company and Novartis A.E.

                             TITAN PHARMACEUTICALS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   PAGE
                                                                   ----
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS  . . . . . . . . F-2

CONSOLIDATED FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . . . . . . F-3

  CONSOLIDATED STATEMENTS OF OPERATIONS  . . . . . . . . . . . . . F-4

  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    (NET CAPITAL DEFICIENCY) . . . . . . . . . . . . . . . . . . . F-5

  CONSOLIDATED STATEMENTS OF CASH FLOWS  . . . . . . . . . . . . . F-9

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . F-11

                  REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS




The Board of Directors and Stockholders
Titan Pharmaceuticals, Inc.

   We have audited the accompanying consolidated balance sheets of Titan Pharmaceuticals, Inc. (a development stage company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1997 and for the period from July 25, 1991 (commencement of operations) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Titan Pharmaceuticals, Inc. (a development stage company) at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 and for the period from July 25, 1991 (commencement of operations) to December 31, 1997, in conformity with generally accepted accounting principles.

                                               /s/ ERNST & YOUNG LLP

Palo Alto, California
February 17, 1998

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                       --------------------------
                                                                                           1997          1996
                                                                                       ------------  ------------
Assets
Current assets
  Cash and cash equivalents                                                            $ 24,386,872  $  1,376,532
  Short-term investments                                                                    500,000    13,000,000
  Prepaid expenses and other current assets                                                  58,937       193,324
  Receivable from Ansan Pharmaceuticals, Inc.                                                    --       117,881
  License fee receivable                                                                    371,793            --
                                                                                       ------------  ------------
    Total current assets                                                                 25,317,602    14,687,737
Furniture and equipment, net                                                                253,723       791,579
Deferred financing costs                                                                         --        96,349
Investment in Ansan Pharmaceuticals, Inc.                                                        --       590,854
Other assets                                                                                 22,898       199,830
                                                                                       ------------  ------------
                                                                                       $ 25,594,223  $ 16,366,349
                                                                                       ------------  ------------
                                                                                       ------------  ------------
Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                                                     $    815,449  $    602,982
  Accrued legal fees                                                                        244,486       587,800
  Accrued sponsored research                                                                 65,500       163,905
  Accrued payroll and related                                                               257,751       193,478
  Accrued professional and accounting fees                                                  100,000        90,000
  Other accrued liabilities                                                                 192,487        39,566
  Current portion of capital lease obligation                                                    --       265,462
  Current portion of technology financing - Ingenex, Inc.                                        --       570,711
                                                                                       ------------  ------------
    Total current liabilities                                                             1,675,673     2,513,904
Noncurrent portion of capital lease obligation                                                   --       481,676
Noncurrent portion of technology financing - Ingenex, Inc.                                       --       718,602
Commitments
Minority interest - Series B preferred stock of Ingenex, Inc.                             1,241,032     1,241,032
Guaranteed security value (Note 11)                                                       5,500,000            --
Stockholders' Equity
  Preferred stock, $0.001 par value per share; 5,000,000 shares authorized, issuable in series:
    Series C, 222,400 shares designated, 222,400 shares issued and outstanding, with
     a liquidation preference of $0.01 per share, at December 31, 1997.                          --            --
    Series D, 606,061 shares designated, 606,061 shares issued and outstanding, with
     a liquidation preference of $0.05 per share, at December 31, 1997.                   5,000,000            --
  Common stock, $0.001 par value per share; 50,000,000 and 30,000,000 shares authorized at December 31, 1997 and 1996, respectively; 13,052,514 and 12,399,037 shares issued and outstanding at December 31, 1997 and 1996, respectively, at
   amount paid in                                                                        49,622,796    49,619,784
  Additional paid-in capital                                                              6,521,353     6,521,353
  Deferred compensation                                                                    (458,340)     (630,100)
  Deficit accumulated during the development stage                                      (43,508,291)  (44,099,902)
                                                                                       ------------  ------------
    Total stockholders' equity                                                           17,177,518    11,411,135
                                                                                       ------------  ------------
                                                                                       $ 25,594,223  $ 16,366,349
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                            See accompanying notes.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  PERIOD FROM
                                                                                                COMMENCEMENT OF
                                                              YEAR ENDED DECEMBER 31,          OPERATIONS (JULY
                                                      ---------------------------------------    25, 1991) TO
                                                         1997          1996          1995      DECEMBER 31, 1997
                                                      -----------  ------------  ------------  -----------------
License and grant revenue                             $17,499,948  $    258,811  $    139,522    $  17,898,281

Costs and expenses:
  Research and development                              9,309,923     5,566,772     5,201,507       36,890,316
  Acquired in-process research and development          9,500,000            --       686,000       10,186,000
  General and administrative                            6,513,603     5,263,964     3,657,900       18,341,949
                                                      -----------  ------------  ------------  -----------------
    Total costs and expenses                           25,323,526    10,830,736     9,545,407       65,418,265
                                                      -----------  ------------  ------------  -----------------
    Income (loss) from operations                      (7,823,578)  (10,571,925)   (9,405,885)     (47,519,984)

Other income (expense):
  Equity in loss of Ansan Pharmaceuticals, Inc.          (590,853)     (998,972)     (457,114)      (2,046,939)
  Gain on sale of technology                            8,361,220            --            --        8,361,220
  Interest income                                         666,419       715,984        67,868        1,837,161
  Interest expense                                       (226,685)   (2,010,664)   (1,899,148)      (4,389,687)
  Gain sale of fixed assets                               205,024            --            --          205,024
                                                      -----------  ------------  ------------  -----------------
    Other income (expense) - net                        8,415,125    (2,293,652)   (2,288,394)       3,966,779
                                                      -----------  ------------  ------------  -----------------
Income (loss) before minority interest                    591,547   (12,865,577)  (11,694,279)     (43,553,205)
Minority interest in losses of subsidiaries                    64         9,931           825           44,914
                                                      -----------  ------------  ------------  -----------------
Net income (loss)                                     $   591,611  $(12,855,646) $(11,693,454)   $ (43,508,291)
Deemed dividend upon conversion of preferred stock             --    (5,431,871)           --       (5,431,871)
                                                      -----------  ------------  ------------  -----------------
Net income (loss) attributable to common
 stockholders                                         $   591,611  $(18,287,517) $(11,693,454)   $ (48,940,162)
                                                      -----------  ------------  ------------  -----------------
                                                      -----------  ------------  ------------  -----------------

Basic net income (loss) per common share
  (pro forma in 1995)                                 $      0.05  $      (1.67) $      (1.74)
                                                      -----------  ------------  ------------
                                                      -----------  ------------  ------------
Shares used in computing basic net income (loss) per
 share                                                 13,002,050    10,936,046     6,719,634
                                                      -----------  ------------  ------------
                                                      -----------  ------------  ------------
Diluted net income (loss) per common share            $      0.04        $(1.67)       $(1.74)
                                                      -----------  ------------  ------------
                                                      -----------  ------------  ------------
Shares used in computing diluted net
  income per share                                     13,476,644    10,936,046     6,719,634
                                                      -----------  ------------  ------------
                                                      -----------  ------------  ------------

                            See accompanying notes.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                                                                                                               DEFICIT
                                                                                                             ACCUMULATED
                                    PREFERRED STOCK           COMMON STOCK       ADDITIONAL                   DURING THE
                                -----------------------  ----------------------    PAID-IN      DEFERRED     DEVELOPMENT
                                  SHARES      AMOUNT       SHARES      AMOUNT      CAPITAL    COMPENSATION      STAGE
                                ----------  -----------  ----------  ----------  -----------  -------------  ------------
Net loss - Commencement of
 operations (July 25, 1991) to
 December 31, 1992                      --  $        --          --  $       --   $      --     $      --     $ (819,331)
Issuance of shares of common
 stock for cash to founders
 and investors in February
 1993 for $0.005 per share              --           --     998,367       5,853          --            --             --
Issuance of shares of common
 stock for cash to an employee
 in February 1993 for $0.003
 per share                              --           --     167,587         563          --            --             --
Issuance of shares of common
 stock for cash to investors
 in March 1993 for $0.297 per
 share, net of issuance costs
 of $1,503                              --           --     184,994      52,722          --            --             --
Grant of shares of common
 stock to an employee in June
 1993 at $0.005 per share               --           --      42,645         250          --            --             --
Issuance of shares of Series A
 preferred stock for cash to
 investors in November 1993
 for $5.868 per share, net of
 issuance costs of $2,759,851    3,278,069   16,457,649          --          --          --            --             --
Forgiveness of notes payable
 to stockholder                         --           --          --          --      40,000            --             --
Net loss - Year ended December
 31, 1993                               --           --          --          --          --            --     (5,757,296)
                                ----------  -----------  ----------  ----------  -----------  -------------  ------------
Balances at December 31, 1993    3,278,069   16,457,649   1,393,593      59,388      40,000            --     (6,576,627)
Issuance of shares of common
 stock for cash to a
 consultant in April 1994 for
 $0.005 per share                       --           --      14,926          88          --            --             --
Increase in paid-in capital
 from issuance of common stock
 by Ingenex, Inc.                       --           --          --          --     128,805            --             --
Net loss - Year ended December
 31, 1994                               --           --          --          --          --            --    (12,974,175)
                                ----------  -----------  ----------  ----------  -----------  -------------  ------------
Balances at December 31, 1994    3,278,069   16,457,649   1,408,519      59,476     168,805            --    (19,550,802)

                                   TOTAL
                                STOCKHOLDERS'
                                EQUITY (NET
                                  CAPITAL
                                DEFICIENCY)
                                ------------
Net loss - Commencement of
 operations (July 25, 1991) to
 December 31, 1992               $ (819,331)
Issuance of shares of common
 stock for cash to founders
 and investors in February
 1993 for $0.005 per share            5,853
Issuance of shares of common
 stock for cash to an employee
 in February 1993 for $0.003
 per share                              563
Issuance of shares of common
 stock for cash to investors
 in March 1993 for $0.297 per
 share, net of issuance costs
 of $1,503                           52,722
Grant of shares of common
 stock to an employee in June
 1993 at $0.005 per share               250
Issuance of shares of Series A
 preferred stock for cash to
 investors in November 1993
 for $5.868 per share, net of
 issuance costs of $2,759,851    16,457,649
Forgiveness of notes payable
 to stockholder                      40,000
Net loss - Year ended December
 31, 1993                        (5,757,296)
                                ------------
Balances at December 31, 1993     9,980,410
Issuance of shares of common
 stock for cash to a
 consultant in April 1994 for
 $0.005 per share                        88
Increase in paid-in capital
 from issuance of common stock
 by Ingenex, Inc.                   128,805
Net loss - Year ended December
 31, 1994                       (12,974,175)
                                ------------
Balances at December 31, 1994    (2,864,872)

                            See accompanying notes.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                                                                                                               DEFICIT
                                                                                                             ACCUMULATED
                                    PREFERRED STOCK           COMMON STOCK       ADDITIONAL                   DURING THE
                                -----------------------  ----------------------    PAID-IN      DEFERRED     DEVELOPMENT
                                  SHARES      AMOUNT       SHARES      AMOUNT      CAPITAL    COMPENSATION      STAGE
                                ----------  -----------  ----------  ----------  -----------  -------------  ------------
Issuance of shares Series B
 preferred stock for cash to
 investors in February 1995
 for $6.761 per share, net of
 issuance costs of $506,206        244,043    1,143,794          --          --          --            --             --
Increase in paid-in capital
 from issuance of warrants by
 Ingenex, Inc. in connection
 with bridge financing                  --           --          --          --     600,000            --             --
Increase in paid-in capital
 from issuance of warrants by
 Titan Pharmaceuticals, Inc.
 in connection with bridge
 financing                              --           --          --          --   1,200,000            --             --
Conversion of notes payable to
 related parties and accrued
 interest into shares of
 Series A preferred stock          256,130    1,306,329          --          --          --            --             --
Increase in paid-in capital
 from issuance of common stock
 by Ansan Pharmaceuticals,
 Inc.                                   --           --          --          --   3,777,548            --             --
Deferred compensation related
 to grant of stock options,
 net of amortization                    --           --          --          --     440,000      (418,000)        22,000
Issuance of shares of common
 stock to acquire minority
 interest of Theracell                  --           --     140,000     686,000          --            --             --
Net loss - Year ended December
 31, 1995                               --           --          --          --          --            --    (11,693,454)
                                ----------  -----------  ----------  ----------  -----------  -------------  ------------
Balances at December 31, 1995    3,778,242   18,907,772   1,548,519     745,476   6,186,353      (418,000)   (31,244,256)

                                   TOTAL
                                STOCKHOLDERS'
                                EQUITY (NET
                                  CAPITAL
                                DEFICIENCY)
                                ------------
Issuance of shares Series B
 preferred stock for cash to
 investors in February 1995
 for $6.761 per share, net of
 issuance costs of $506,206       1,143,794
Increase in paid-in capital
 from issuance of warrants by
 Ingenex, Inc. in connection
 with bridge financing              600,000
Increase in paid-in capital
 from issuance of warrants by
 Titan Pharmaceuticals, Inc.
 in connection with bridge
 financing                        1,200,000
Conversion of notes payable to
 related parties and accrued
 interest into shares of
 Series A preferred stock         1,306,329
Increase in paid-in capital
 from issuance of common stock
 by Ansan Pharmaceuticals,
 Inc.                             3,777,548
Deferred compensation related
 to grant of stock options,
 net of amortization                 22,000
Issuance of shares of common
 stock to acquire minority
 interest of Theracell              686,000
Net loss - Year ended December
 31, 1995                       (11,693,454)
                                ------------
Balances at December 31, 1995    (5,822,655)

                            See accompanying notes.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                                                                                                               DEFICIT
                                                                                                             ACCUMULATED
                                    PREFERRED STOCK           COMMON STOCK       ADDITIONAL                   DURING THE
                                -----------------------  ----------------------    PAID-IN      DEFERRED     DEVELOPMENT
                                  SHARES      AMOUNT       SHARES      AMOUNT      CAPITAL    COMPENSATION      STAGE
                                ----------  -----------  ----------  ----------  -----------  -------------  ------------
Conversion of shares of Series
 A & Series B preferred stock
 to Common stock in January
 1966                           (3,778,242) (18,907,772)  5,521,140  18,907,772          --            --             --
Issuance of shares of common
 stock for cash in initial
 public offering in January
 and February 1996, net of
 issuance costs of $2,549,643           --           --   3,680,000  15,850,357          --            --             --
Issuance of shares of common
 stock for cash upon exercise
 of stock option grants at
 $0.30 to $1.35 per share in
 May through June 1996.                 --           --      16,520      10,664          --            --             --
Issuance of shares of common
 stock for cash in private
 placement in July and August
 1996, net of issuance costs
 of $2,260,372                          --           --   1,536,000  13,739,628          --            --             --
Deferred compensation related
 to grant of stock options in
 August 1996                            --           --          --          --     335,000      (335,000)            --
Issuance of shares of common
 stock for cash upon exercise
 of warrants at $6.20 per
 share in September through
 December 1996                          --           --      59,014     365,887          --            --             --
Issuance of shares of common
 stock upon cashless exercise
 of warrants in November and
 December 1996                          --           --      37,844          --          --            --             --
Amortization of deferred
 compensation                           --           --          --          --          --       122,900             --
Net loss - Year ended December
 31, 1996                               --           --          --          --          --            --    (12,855,646)
                                ----------  -----------  ----------  ----------  -----------  -------------  ------------
Balances at December 31, 1996           --           --  12,399,037  49,619,784   6,521,353      (630,100)   (44,099,902)

                                   TOTAL
                                STOCKHOLDERS'
                                EQUITY (NET
                                  CAPITAL
                                DEFICIENCY)
                                ------------
Conversion of shares of Series
 A & Series B preferred stock
 to Common stock in January
 1966                                    --
Issuance of shares of common
 stock for cash in initial
 public offering in January
 and February 1996, net of
 issuance costs of $2,549,643    15,850,357
Issuance of shares of common
 stock for cash upon exercise
 of stock option grants at
 $0.30 to $1.35 per share in
 May through June 1996.              10,664
Issuance of shares of common
 stock for cash in private
 placement in July and August
 1996, net of issuance costs
 of $2,260,372                   13,739,628
Deferred compensation related
 to grant of stock options in
 August 1996                             --
Issuance of shares of common
 stock for cash upon exercise
 of warrants at $6.20 per
 share in September through
 December 1996                      365,887
Issuance of shares of common
 stock upon cashless exercise
 of warrants in November and
 December 1996                           --
Amortization of deferred
 compensation                       122,900
Net loss - Year ended December
 31, 1996                       (12,855,646)
                                ------------
Balances at December 31, 1996    11,411,135

                            See accompanying notes.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                                                                                                               DEFICIT
                                                                                                             ACCUMULATED
                                    PREFERRED STOCK           COMMON STOCK       ADDITIONAL                   DURING THE
                                -----------------------  ----------------------    PAID-IN      DEFERRED     DEVELOPMENT
                                  SHARES      AMOUNT       SHARES      AMOUNT      CAPITAL    COMPENSATION      STAGE
                                ----------  -----------  ----------  ----------  -----------  -------------  ------------
Issuance of shares of common
 stock in January 1997 in
 partial consideration a
 technology license                     --           --     594,595          --          --            --             --
Issuance of shares of common
 stock upon cashless exercise
 of warrants in February and
 December 1997                          --           --      53,765          --          --            --             --
Issuance of shares of common
 stock for cash upon exercise
 of stock option grant at
 $0.59 per share in February
 1997                                   --           --       5,117       3,012          --            --             --
Issuance of shares of Series C
 preferred stock in October
 1997 in connection with the
 liquidation and merger of
 Trilex                            222,400           --          --          --          --            --             --
Issuance of shares of Series D
 preferred stock in November
 1997 for cash                     606,061    5,000,000          --          --          --            --             --
Amortization of deferred
 compensation                                                                                     171,760
Net income - Year ended
 December 31, 1997                                                                                               591,611
                                ----------  -----------  ---------- -----------  -----------  -------------  ------------
Balances at December 31, 1997      828,461   $5,000,000  13,052,514 $49,622,796   $6,521,353     $(458,340)  $(43,508,291)
                                ----------  -----------  ---------- -----------  -----------  -------------  ------------
                                ----------  -----------  ---------- -----------  -----------  -------------  ------------

                                   TOTAL
                                STOCKHOLDERS'
                                EQUITY (NET
                                  CAPITAL
                                DEFICIENCY)
                                ------------
Issuance of shares of common
 stock in January 1997 in
 partial consideration a
 technology license                      --
Issuance of shares of common
 stock upon cashless exercise
 of warrants in February and
 December 1997                           --
Issuance of shares of common
 stock for cash upon exercise
 of stock option grant at
 $0.59 per share in February
 1997                                 3,012
Issuance of shares of Series C
 preferred stock in October
 1997 in connection with the
 liquidation and merger of
 Trilex                                  --
Issuance of shares of Series D
 preferred stock in November
 1997 for cash                    5,000,000
Amortization of deferred
 compensation                       171,760
Net income - Year ended
 December 31, 1997                  591,611
                                ------------
Balances at December 31, 1997   $17,177,518
                                ------------
                                ------------

                            See accompanying notes.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                              PERIOD FROM
                                                                                                            COMMENCEMENT OF
                                                                         YEARS ENDED DECEMBER 31,          OPERATIONS (JULY
                                                                  ---------------------------------------    25, 1991) TO
                                                                     1997          1996          1995      DECEMBER 31, 1997
                                                                  -----------  ------------  ------------  -----------------
Cash flows from operating activities
Net income (loss)                                                 $   591,611  $(12,855,646) $(11,693,454)   $ (43,508,291)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
  Depreciation and amortization                                       385,503       496,466       328,611        1,448,694
  Issuance of common stock to acquire in-process technology         5,500,000                                    5,500,000
  Accretion of discount on indebtedness                                    --     1,407,577       883,333        2,290,910
  Equity in loss of Ansan Pharmaceuticals, Inc.                       590,854       998,972       457,114        2,046,940
  Other                                                                    --        (9,931)        8,122          (35,653)
  Issuance of common stock to acquire minority interest of
   Theracell, Inc.                                                         --            --       686,000          686,000
  Changes in operating assets and liabilities:
    Prepaid expenses and other current assets                         134,387      (153,253)       71,425          (58,937)
    Receivable - Ansan Pharmaceuticals, Inc.                          117,881       (60,090)      (57,791)              --
    Other assets                                                      176,932       (74,486)       45,543          (27,863)
    Other receivables                                                (371,793)           --            --         (371,793)
    Accounts payable                                                  212,467      (111,914)      959,639        1,049,639
    Other accrued liabilities                                        (214,525)     (466,878)    1,440,640        1,350,640
                                                                  -----------  ------------  ------------  -----------------
Net cash provided by (used in) operating activities                 7,123,317   (10,829,183)   (8,599,043)     (29,629,714)
                                                                  -----------  ------------  ------------  -----------------
Cash flows from investing activities
  Purchase of furniture and equipment                                 (78,864)     (270,036)       (8,073)      (1,151,223)
  Purchases of short-term investments                                (100,000)  (35,750,000)           --      (59,782,493)
  Proceeds from sales of short-term investments                    12,600,000    22,750,000            --       59,282,493
  Effect of deconsolidation of Ansan Pharmaceuticals, Inc.                 --            --      (135,934)        (135,934)
                                                                  -----------  ------------  ------------  -----------------
Net cash provided by (used in) investing activities                12,421,136   (13,270,036)     (144,007)      (1,787,157)
                                                                  -----------  ------------  ------------  -----------------

                            See accompanying notes.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                              PERIOD FROM
                                                                                                            COMMENCEMENT OF
                                                                         YEARS ENDED DECEMBER 31,          OPERATIONS (JULY
                                                                  ---------------------------------------    25, 1991) TO
                                                                     1997          1996          1995      DECEMBER 31, 1997
                                                                  -----------  ------------  ------------  -----------------
Cash flows from financing activities
  Issuance of common stock                                              3,012    29,966,536            --       30,028,774
  Deferred offering costs                                                  --       522,299      (522,299)              --
  Deferred financing costs                                             96,349            --      (526,684)        (713,899)
  Issuance of preferred stock                                              --            --     1,143,794       17,601,443
  Issuance of preferred stock - Novartis                            5,000,000            --            --        5,000,000
  Proceeds from notes and advances payable                                 --            --            --        2,681,500
  Repayment of notes payable                                               --            --            --       (1,441,500)
  Proceeds from Ansan Pharmaceuticals, Inc. bridge financing               --            --     1,425,000        1,425,000
  Proceeds from Titan Pharmaceuticals, Inc. and Ingenex, Inc.
   bridge financing                                                        --            --     5,250,000        5,250,000
  Repayment of Titan Pharmaceuticals, Inc. and Ingenex, Inc.
   bridge financing                                                        --    (5,250,000)           --       (5,250,000)
  Proceeds from capital lease bridge financing                             --            --            --          658,206
  Payments of principal under capital lease obligation               (127,462)     (226,713)     (209,642)        (633,766)
  Proceeds from Ingenex, Inc. technology financing                         --            --     2,000,000        2,000,000
  Principal payments on Ingenex, Inc. technology financing         (1,289,313)     (494,107)     (216,580)      (2,000,000)
  Increase in minority interest from issuances of preferred
   stock by Ingenex, Inc.                                                  --            --            --        1,241,032
  Issuance of common stock by subsidiaries                                 --         9,931           822          173,652
  Loss on disposal of assets                                         (216,699)           --            --         (216,699)
                                                                  -----------  ------------  ------------  -----------------
Net cash provided by financing activities                           3,465,887    24,527,946     8,344,411       55,803,743
                                                                  -----------  ------------  ------------  -----------------
Net increase (decrease) in cash and cash equivalents               23,010,340       428,727      (398,639)      24,386,872
Cash and cash equivalents at beginning of period                    1,376,532       947,805     1,346,444               --
                                                                  -----------  ------------  ------------  -----------------
Cash and cash equivalents at end of period                        $24,386,872  $  1,376,532  $    947,805    $  24,386,872
                                                                  -----------  ------------  ------------  -----------------
                                                                  -----------  ------------  ------------  -----------------
Supplemental cash flow disclosure
Interest paid                                                     $   226,685  $    558,387  $    370,864    $   1,393,309
                                                                  -----------  ------------  ------------  -----------------
                                                                  -----------  ------------  ------------  -----------------
Conversion of notes payable to related parties and accrued
 interest into Series A preferred stock                           $        --  $         --  $ (1,306,329)   $  (1,306,329)
                                                                  -----------  ------------  ------------  -----------------
                                                                  -----------  ------------  ------------  -----------------
Acquisition of furniture and equipment pursuant to capital lease  $        --  $         --  $         --    $     595,236
                                                                  -----------  ------------  ------------  -----------------
                                                                  -----------  ------------  ------------  -----------------
Cashless exercise of warrants                                     $   585,369  $    286,523  $         --    $     871,892
                                                                  -----------  ------------  ------------  -----------------
                                                                  -----------  ------------  ------------  -----------------

                            See accompanying notes.

                            TITAN PHARMACEUTICALS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   THE COMPANY AND ITS SEVERAL DEVELOPMENT STAGE SUBSIDIARIES

   Titan Pharmaceuticals, Inc. (the "Company" or "Titan"), was incorporated in February 1992 in the State of Delaware. Titan is a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system disorders, cancer and other serious and life-threatening diseases. Titan conducts a portion of its operation through three development stage biotechnology companies: Ingenex, Inc. ("Ingenex"), Theracell, Inc. ("Theracell") and ProNeura, Inc. ("ProNeura"), collectively, (the "Operating Companies"). Trilex Pharmaceuticals, Inc. ("Trilex") was incorporated in May 1996, as a wholly owned subsidiary of the Company, to engage in the development of cancer therapeutic vaccines utilizing anti-idiotypic antibody technology. In August 1997, Trilex was merged (the "Trilex Merger") with and into Titan.

   INGENEX, INC.

   Ingenex is engaged in the development of gene-based therapeutics and the discovery of medically important genes for the treatment of cancer and viral diseases. In September 1994, Ingenex issued shares of its Series B convertible preferred stock to a third party for $1,241,032, net of issuance costs. In June 1996, Ingenex issued 981,818 shares of common stock to the Company, converting $5,400,000 of debt payable. Also in June 1996, and in consideration of a payment to Ingenex of $100,000, Ingenex issued to the Company an option to purchase an additional 315,789 shares of common stock which will have an exercise price per share equal to the initial public offering price of Ingenex common stock and an additional option and a right of first refusal with respect to future issuances of common stock in order for the Company to maintain ownership of a majority of the outstanding common stock. The option expires one year from the date of the consummation of the initial public offering of Ingenex common stock. In June 1997, Ingenex sold its GSX System (the "GSX Sale"), a research technology, and certain fixed assets to Pharmaceutical Product Development, Inc. ("PPD") for $8,722,500 in cash and the assumption of certain capital lease liabilities and recognized a gain of $8,361,220. At December 31, 1997, the Company owned 81% of Ingenex, assuming the conversion of all preferred stock to common.

   THERACELL, INC.

   Theracell was incorporated in November 1992 to engage in the development of novel treatments for various neurologic disorders through the transplantation of neural cells and neuron-like cells directly into the brain. The Company's ownership in Theracell was 85% through November 1995, at which time the Company entered into an agreement with the minority stockholders of Theracell pursuant to which 140,000 shares of the Company's stock were issued in exchange for all the outstanding shares of Theracell common stock held by them. In connection with the issuance of the 140,000 shares, the Company recorded a charge for acquired in-process research and development of $686,000. In November 1995, the former minority stockholders of Theracell were granted an option to acquire 5% of the issued and outstanding capital stock of Theracell. These options can be exercised at a price of $1.59 per share within a period of three years from January 18, 1996. Commencing thirty days after the date Theracell's shares are first publicly traded, the Theracell options may be subject to redemption under certain conditions by Theracell on thirty days' written notice at a redemption price of $0.05 per share if the closing price of Theracell's common stock for any thirty consecutive trading days ending within fifteen days of the notice of redemption averages in excess of $3.18 per share. At December 31, 1997, the Company owned 99% of Theracell.

   PRONEURA, INC.

   ProNeura was incorporated in October 1995 to engage in the development of cost effective, long term treatment solutions to neurologic and psychiatric disorders through an implantable drug delivery system. At December 31, 1997, the Company owned 79% of ProNeura.

                            TITAN PHARMACEUTICALS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

   The activities of the Company have primarily consisted of establishing offices and research facilities, recruiting personnel, conducting research and development, preclinical and clinical studies, performing business and financial planning and raising capital. Accordingly, the Company is considered to be in the development stage. The Company has incurred losses since inception of $43.5 million and expects to incur increasing losses and require additional financial resources to achieve commercialization of its products.

   The Company anticipates working on a number of long-term development projects which will involve experimental and unproven technologies. The projects may require many years and substantial expenditures prior to commercialization. Therefore, the Company will need to obtain additional funds from the issuance of equity or debt securities, from corporate partners, or from other sources to continue its research and development activities, fund operating expenses, pursue regulatory approvals and build production, sales and marketing capabilities, as necessary. Management believes that sufficient capital will be available to achieve planned business objectives, including supporting certain preclinical development and clinical testing, through at least 1998.

   CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

   The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents include $20,124,561 and $896,970 in money market funds at December 31, 1997 and 1996, respectively. The Company's investment policy is to maintain liquidity and ensure safety of principal.

   At December 31, 1997, short term investments is comprised of auction rate preferred stock (preferred stock investments in money market funds), classified as "available for sale." Such investments are carried at cost, which approximates their fair market value. The Company has not realized any gains or losses on its investments.

   FURNITURE AND EQUIPMENT

   Furniture and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to five years.

   REVENUE RECOGNITION

   Revenue consists of revenue from up-front license fees which have been recognized in accordance with the related license agreement and government grants which support the Company's research effort in specific research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various agreements.

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

                            TITAN PHARMACEUTICALS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interpretations and to adopt the "disclosure only" alternative described in SFAS 123 in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

NET INCOME (LOSS) PER SHARE

Effective December 31, 1997, the Company adopted statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if more dilutive, for all periods presented. In accordance with SFAS No. 128, basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share includes any dilutive effects of options, warrants and convertible securities.

The following table sets for the computation of basic and diluted earnings per share:

                                                          1997         1996          1995
                                                      -----------   -----------   -----------
Weighted-average shares of common stock
  outstanding during the period(1)                     13,002,050    10,936,046    6,719,634
Effect of dilutive securities:
 Employee stock options                                   284,951        --           --
 Unit purchase options                                     20,615        --           --
 Convertible preferred stock                              104,110        --           --
 Warrants                                                  64,918        --           --
                                                      -----------   -----------   -----------
Potentially dilutive common shares                        474,594        --           --
Shares used in computation of diluted
  earnings per share                                   13,476,644    10,936,046    6,719,634
                                                      -----------   -----------   -----------
                                                      -----------   -----------   -----------

(1) Includes in 1995, on a pro forma basis, 5,293,585 shares of preferred stock (on an as-if-converted to common basis) which automatically converted to common stock upon the closing of the Company's initial public offering.

Potentially dilutive securities not included in the computation of diluted earnings per share:

Options to purchase 1,066,799 shares of common stock at various prices per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Options to purchase 307,200 Units (one share of common stock and one Class A warrant) at $10.42 per unit were outstanding during 1997 but were not included in the computation of diluted earnings per share because the exercise price of the units was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Warrants to purchase 7,031,986 shares of common stock at $6.20 per share were outstanding during 1997 but were not included diluted earnings per share because the exercise price of the warrants was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                            TITAN PHARMACEUTICALS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The Company issued 222,400 shares of a new class of preferred stock (the "Series C Preferred") (see Note 7) in connection with the Trilex Merger. The preferred stock will automatically convert to common stock, only if certain development milestones are achieved, within certain timeframes. As the milestones have not yet been met, the Series C Preferred is not included in the computation of diluted earnings per share in 1997.

   Had the Company been in a net income position, diluted earnings per share in 1996 and 1995 would have included the shares used in the computation of basic net loss per share for 1996 and for 1995 and the dilutive effect of 10,163,950 and 930,191 shares, respectively, related to outstanding options and warrants (prior to the application of the treasury stock method).

   For purposes of computing per share data for the year ended December 31, 1996, the net loss has been increased by a $5,431,871 deemed dividend (see
Note 7).

   Basic net loss per share for the year ended December 31, 1995 has been retroactively restated to apply the requirements of Staff Accounting Bulletin No. 98, issued by the SEC in February 1998 ("SAB 98"). Under SAB 98, certain shares of common stock and options and warrants to purchase shares of common stock issued at prices substantially below the per share price of shares sold in the Company's initial public offering previously included in the computation of shares outstanding for periods prior to the Company's initial public offering are now excluded from the computation.

   USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

   In 1997, Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," was issued and is required to be adopted by the Company in 1998.

   In 1997, Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information," was issued and is required to be adopted by the Company in 1998.

   The Company expects the adoption of these statements will not impact results of operations or financial position, but will require additional disclosure.

                            TITAN PHARMACEUTICALS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  INVESTMENT IN ANSAN PHARMACEUTICALS, INC.

   Ansan was a majority-owned consolidated subsidiary until its public offering in August 1995, at which time it became an equity method investee of the Company.

   In November 1997, the shareholders of Ansan Pharmaceuticals, Inc. ("Ansan") approved an Agreement and Plan of Reorganization and Merger between Ansan and Discovery Laboratories, Inc. ("Discovery"), a development stage biotechnology company, pursuant to which Discovery was merged with and into Ansan (the "Ansan Merger").

   Pursuant to the Ansan Merger, the Company acquired an exclusive worldwide license to Ansan's butyrate compounds for anti-cancer and certain other indications in exchange for the Company's payment of a 2% royalty on net sales and the Company's transfer to Ansan of all of its equity holdings in Ansan. Upon completion of the Merger, Ansan repaid approximately $1,170,000 of outstanding indebtedness to the Company.

   Summarized financial information for Ansan is as follows:

                                                                DECEMBER 31,
                                                                    1996
                                                                -------------
Assets:
    Current . . . . . . . . . . . . . . . . . . . . . . . . . . $  1,745,778
    Non-current . . . . . . . . . . . . . . . . . . . . . . . .      177,696
                                                                ------------
                                                                   1,923,474
Less Liabilities:
    Payable to Company (current). . . . . . . . . . . . . . . .      117,881
    Other (current) . . . . . . . . . . . . . . . . . . . . . .      216,155
                                                                ------------
                                                                     334,036
                                                                ------------
Stockholders' equity:
    Common stock - 2,845,108 shares issued and
     outstanding at December 31, 1996 . . . . . . . . . . . . .   10,850,017
    Deferred compensation . . . . . . . . . . . . . . . . . . .     (180,561)
    Accumulated deficit . . . . . . . . . . . . . . . . . . . .   (9,080,018)
                                                                ------------
                                                                $  1,589,438
                                                                ------------
                                                                ------------

 Company share, 1,212,654 shares, 43%
                  At December 31,1996. . . . . . . . . . . . . .$    590,854
                                                                ------------
                                                                ------------

Operating results and accumulated deficit:

                                              AS A CONSOLIDATED
                                                SUBSIDIARY OF                           AS AN EQUITY
                                                 THE COMPANY                       INVESTEE OF THE COMPANY
                                               ------------         -----------------------------------------------------
                                               SEVEN MONTHS           AUGUST 1995                          NINE MONTHS
                                                   ENDED            THROUGH DECEMBER     YEAR ENDED           ENDED
                                               JULY 31, 1995         DECEMBER 1995      DECEMBER 1996     SEPTEMBER 1997
                                               --------------       -----------------   -------------     ---------------
Net loss....................................   $  (1,777,561)       $   (1,043,845)     $  (2,280,757)    $  (1,469,652)

Company's share of net loss:
As consolidated subsidiary..................   $  (1,777,561)
                                               -------------
                                               -------------
As equity investee (approximately 44%
  at December 31, 1995 and 43%
  at December 1996 and September 1997)......                            $ (457,114)      $   (998,972)      $   (590,854)
                                                                        ----------       ------------       ------------
                                                                        ----------       ------------       ------------

                            TITAN PHARMACEUTICALS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's share of net loss for the nine months ended September 30, 1997 represents the entire carrying value of the investment at December 31, 1996 as the allocable portion of Ansan's loss exceeded the book value of the investment.

3.  FURNITURE AND EQUIPMENT

  Furniture and equipment consisted of the following at December 31:

                                                            1997           1996
                                                         ----------     -----------
    Furniture and office equipment . . . . . . . . . .   $  143,512     $  160,083
    Laboratory equipment . . . . . . . . . . . . . . .      107,104      1,162,415
    Computer equipment . . . . . . . . . . . . . . . .      179,669        335,385
                                                         ----------     ----------
                                                            430,285      1,657,883
    Less accumulated depreciation and amortization . .     (176,562)      (866,304)
                                                         ----------     ----------
    Furniture and equipment, net . . . . . . . . . . .   $  253,723     $  791,579
                                                         ----------     ----------
                                                         ----------     ----------

   Depreciation expense was $213,743, $327,309 and 306,611 for the years ended December 31, 1997, 1996 and 1995, respectively.

4.  SPONSORED RESEARCH AND LICENSE AGREEMENTS

   The Operating Companies have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Expenses under these agreements totaled $2,104,105, $1,827,000 and $1,024,000 in the years ended December 31, 1997,
1996 and 1995, respectively.

   At December 31, 1997, the annual aggregate commitments the Company has under these agreements, including minimum license payments, are as follows:

    1998 . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,302,200
    1999 . . . . . . . . . . . . . . . . . . . . . . . . . .        635,800
    2000 . . . . . . . . . . . . . . . . . . . . . . . . . .        283,000
    2001 . . . . . . . . . . . . . . . . . . . . . . . . . .        325,500
                                                               ------------
                                                               $  2,546,500
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

5.  INGENEX TECHNOLOGY FINANCING AGREEMENT

   In January 1995, Ingenex assigned its rights under certain of its technology license agreements to a capital management partnership in exchange for $2,000,000. Ingenex licensed back the technology for research and development purposes and agreed to make monthly payments of $25,000 through July 1995 and $60,060 from August 1995 through January 1999. Each payment included implicit interest at approximately 11.6% per annum. At the end of the payment term, the assigned license rights could be reacquired by Ingenex for $1.00. As part of the financing agreement, the Company issued to the capital management partnership a warrant to purchase 112,375 shares of the Company's Common Stock at a price of $3.56 per share. The warrant expires January 31, 2002. The capital management partnership has agreed to not sell, assign, or transfer any securities of the Company without prior written consent of the Company's underwriter. In connection with the technology financing the Company issued a finder and a director

                            TITAN PHARMACEUTICALS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


warrants to purchase an aggregate of 7,395 shares of the Company's common stock at an exercise price of $3.25 per share. The warrants expire in January 2002.

   Ingenex repaid the entire balance of the Technology Financing Agreement from the proceeds of the GSX Sale in June 1997.

6.  LEASES

   The Company leases facilities under operating leases that expire at various dates through August 2001. Rent expense was $397,133 and $461,815 for years ended December 31, 1997 and 1996, respectively.

   The Company was obligated under a capital lease for certain equipment with an aggregate cost of $1,253,441 at December 31, 1996. Pursuant to the GSX Sale, the Company's obligation under said lease was assumed by PPD in June 1997. Amortization expense for leased assets is included in depreciation and amortization expense.

     The following is a schedule of future minimum lease payments at December 31, 1997:

                                                        OPERATING
                                                          LEASES
                                                        ----------
     1998. . . . . . . . . . . . . . . . . . . . .       $330,417
     1999. . . . . . . . . . . . . . . . . . . . .        252,905
     2000. . . . . . . . . . . . . . . . . . . . .        161,807
     2001. . . . . . . . . . . . . . . . . . . .           72,458
                                                         --------
     Total minimum payments required . . . . . . .       $817,587
                                                         --------
                                                         --------

7.  STOCKHOLDERS' EQUITY

    PREFERRED STOCK

   In August 1997, Trilex was merged by and into Titan. In connection with this transaction, in October 1997, the Company issued 222,400 shares of Series C preferred stock to certain members of Trilex management and certain consultants of Trilex. The Series C preferred stock will automatically convert to common stock, on a one-to-one basis, only if certain development milestones are achieved, within certain timeframes. Holders of Series C preferred stock are entitled to receive dividends, when, as and if declared by the board of directors ratably with any declaration or payment of any dividend on the common stock or other junior securities of the Company. The series C preferred stock has a liquidation preference equal to $0.01 per share. No value was assigned to the Series C preferred stock in the accompanying financial statements.

   In November 1997, Titan issued to Novartis Pharma AG ("Novartis") 606,061 shares of Series D convertible preferred stock (the "Series D Shares"), pursuant to an agreement by which Titan granted certain technology rights to Novartis (see Note 11). The Series D Shares were issued pursuant to a stock purchase agreement which provides for conversion of such shares into the Company's Common Stock at the option of Novartis at any time after January 29, 1999. The conversion price will be equal to the market price during a period to be specified within the first two fiscal quarters of 1999 and is subject to a floor of $7.50 and a ceiling of $9.00. Accordingly, upon conversion of the Series D Shares, the Company will issue a minimum of 555,555 and a maximum of 666,666 shares of Common Stock. The stock purchase agreement provides that such shares may not be sold, transferred or assigned prior to November 19, 1999. Holders of Series D preferred stock are entitled to receive dividends, when, as and if declared by the board of directors ratably with any declaration or payment of any dividend on the common stock or other junior securities of the Company. The Series D Preferred Stock has a liquidation preference equal to $0.05 per share. Holders of Series D preferred stock are entitled to vote on a one-to-one basis with the common stock of the Company.

   Each share of Series A and Series B preferred stock outstanding prior to the Company's IPO was originally convertible into (and carried voting rights equal to) one share of common stock. In October 1995, pursuant to the terms of the Series B preferred stock agreement and in contemplation of the IPO, the board of directors and stockholders approved a change in the conversion ratio of Series A and Series B preferred stock providing that in the event of an IPO of common stock on or before March 31, 1996, each share of Series A and Series B preferred stock would automatically be converted into
1.4310444107 and 1.8993878755 shares of common stock, respectively (the "IPO Conversion Ratio"). The IPO Conversion Ratio was not higher than the ratio which otherwise would have applied in an IPO during this period. In conjunction with the IPO in January 1996 all outstanding shares of Series A and Series B preferred stock were converted into 5,521,140 shares of common stock.

   The holders of the Series A and Series B preferred stock received common stock in January 1996 with an aggregate fair value (at the $5 per unit value of the IPO) which exceeded by approximately $5,400,000 the cost of their initial investment in the Series A and Series B preferred stock. This amount has been deemed to be the equivalent of a preferred stock dividend. The Company recorded the deemed dividend at the time of conversion by offsetting charges and credits to additional paid in capital, without any effect on total stockholders' equity (net capital deficiency). There was no effect on 1995 or 1996 net loss or pro forma net loss per share from the mandatory conversion. However, the amount increased the loss allocable to common stock, in the calculation of net loss per share in 1996.

                            TITAN PHARMACEUTICALS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   COMMON STOCK

   In January 1996, the Company issued 3,200,000 units at $5.00 per unit in its IPO. Each unit consisted of one share of common stock and one redeemable Class A warrant. The net proceeds (after underwriter's discount and expenses, and other costs associated with the IPO) totaled $13,690,357. At the closing of the offering, all of the Company's then outstanding Series A and Series B preferred stock automatically converted into common stock. In February 1996, the Company issued an additional 480,000 units, at $5.00 per unit, in accordance with the underwriter's over-allotment option. The net proceeds of the underwriter's over-allotment option totaled $2,160,000.

   In July and August 1996, the Company completed a private placement (the "Private Placement") of 1,536,000 units, each unit consisting of one share of common stock and one redeemable Class A warrant, for total gross proceeds of $16,000,000. After deducting placement agent fees and other expenses of the private placement, the net proceeds to the Company were $13,739,628.

   WARRANTS

   At December 31, 1997, the Company had a total of 7,507,244 warrants outstanding to purchase common stock, at a weighted average exercise price of $6.07. Such warrants expire from November 1998 to January 2001. The warrants include 7,031,986 Class A warrants issued during 1996 in connection with the IPO, repayment of a bridge financing and the Private Placement.
They entitle the holder to purchase one share of common stock at an exercise price of $6.20, subject to adjustment in certain circumstances, at any time for a period of five years. The warrants are subject to redemption by the Company at $0.05 per warrant on 30 days' prior written notice if the closing bid price of the Company's common stock averages in excess of $9.10 per share for 30 consecutive trading days ending within 15 days of the date of notice of redemption. The Company has reserved a sufficient number of authorized but unissued shares of common stock for issuance upon exercise of the warrants.

                            TITAN PHARMACEUTICALS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   UNIT PURCHASE OPTIONS

   In connection with the IPO, the underwriter was granted an option ("Unit Purchase Option") to acquire 320,000 additional units at a price of $6.20 per unit, and in connection with the private, the placement agent was granted a Unit Purchase Option to purchase an additional 307,200 units at a price of $10.42 per unit. Each unit consists of one share of common stock and one Class A warrant.

    SHARES RESERVED FOR FUTURE ISSUANCE

   As of December 31, 1997, shares of common stock reserved by the Company for future issuance consisted of the following:

     Warrants issued in connection with related party debt . . . . . . .       33,682
     Ingenex Technology Financing warrants . . . . . . . . . . . . . . .      119,770
     Bridge warrants . . . . . . . . . . . . . . . . . . . . . . . . . .    1,875,000
     IPO and Private Placement warrants. . . . . . . . . . . . . . . . .    5,156,986
     Placement agent warrants. . . . . . . . . . . . . . . . . . . . . .      321,806
     Unit purchase options (including underlying Class A warrants) . . .    1,254,400
     Stock options . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,940,336
     Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . .      889,066
                                                                          -----------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11,591,046
                                                                          -----------
                                                                          -----------

8. STOCK OPTION PLANS

   Under the terms of the Company's amended and restated stock option plan (the "1993 Option Plan"), incentive stock options may be granted to employees, and nonstatutory stock options may be granted to employees, directors and consultants of the Company and Operating Companies. A total of 558,073 shares of common stock have been reserved and authorized for issuance under the 1993 Option Plan.

   Options granted under the 1993 Option Plan expire no later than ten years from the date of grant, except when the grantee is a 10% shareholder of the Company or an Operating Company, in which case the maximum term is five years from the date of grant. The exercise price of incentive stock options, nonstatutory stock options and options granted to 10% shareholders of the Company (or the Operating Companies), shall be at least 100%, 85% and 110%, respectively, of the fair market value of the stock subject to the option on the grant date. The options are exercisable immediately upon grant, however, the shares issuable upon exercise of the options are subject to repurchase by the Company. Such repurchase rights will lapse over a period of up to five years from the date of grant. At December 31, 1997, 114,194 shares of common stock underlying the options would be subject to repurchase by the Company should such options be exercised and the optionees' employment or consulting relationship terminate. No further options will be granted under the 1993 Option Plan.

   In November 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Option Plan"). A total of 1,300,000 shares of common stock are reserved and authorized for issuance under the 1995 Option Plan. Options granted under the 1995 Option Plan expire no later than ten years from the date of grant, except when the grantee is a 10% shareholder of the Company or an Operating Company, in which case the maximum term is five years from the date of grant. The exercise price of incentive stock options, nonstatutory stock options and options granted to 10% shareholders of the Company (or the Operating Companies), shall be at least 100%, 85% and 110%, respectively, of the fair market value of the stock subject to the option on the grant date. The provisions of the 1995 Option Plan provide for the automatic grant of nonqualified stock options to purchase shares of common stock to directors of the Company who are not principal (10%) stockholders of the Company ("Eligible Directors"). Each Eligible Director of the Company was granted an option to purchase 10,000 shares of common stock upon the effective date of the IPO. Future Eligible Directors will be granted a Director Option to purchase 10,000 shares of Common

                            TITAN PHARMACEUTICALS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock on the date that such person is first elected or appointed a director. Each Eligible Director will receive an automatic grant of a Director Option to purchase 2,000 shares of Common Stock on the day immediately following the date of each annual meeting of stockholders, as long as such director is a member of the Board of Directors.

   Activity under the 1993 and 1995 Option Plans is summarized below:

                                                                OUTSTANDING OPTIONS
                                          SHARES            -----------------------------
                                         AVAILABLE            NUMBER OF       PRICE PER         WEIGHTED AVG.
                                         FOR GRANT             SHARES           SHARE          EXERCISE PRICE
                                         ---------           -----------     -------------     ---------------
     Balance at December 31, 1994          268,880             289,193       $0.29 - $1.17         $0.78
       Options granted                    (218,127)            218,127       $0.59 - $1.35         $1.34
       Options canceled                    157,243            (157,243)      $0.29 - $1.35         $0.97
                                        ----------           ---------
     Balance at December 31, 1995          207,996             350,077       $0.29 - $1.35         $1.04
       Increase in shares reserved       1,080,118                  --                  --            --
       Options granted                  (1,080,635)          1,080,635      $5.00 - $11.75         $9.93
       Options exercised                        --             (16,520)      $0.29 - $1.35         $0.62
       Options canceled                     11,886             (11,886)      $0.59 - $1.35         $0.66
                                        ----------           ---------
     Balance at December 31, 1996          219,365           1,402,306      $0.59 - $11.75         $7.90
       Increase from Substitute Options    452,475                  --                  --            --
       Options granted                    (588,100)            588,100         $2.88-$9.13         $3.46
       Options exercised                        --              (5,117)              $0.59         $0.59
       Options canceled                    168,256            (168,256)     $0.59 - $11.63         $3.99
       Plan shares expired                (128,693)                 --                  --            --
                                        ----------           ---------
     Balance at December 31, 1997          123,303           1,817,033      $0.59 - $11.75         $6.88
                                        ----------           ---------
                                        ----------           ---------

   The increase in the shares reserved during 1997 was due to options issued in conjunction with the liquidation of Trilex. The 1995 Option Plan allows that stock options issued as the result of a merger or consolidation ("Substitute Options") will be added to the maximum number of shares provided for in the plan. Consequently, Substitute Options are not returned to the shares reserved under the plan when cancelled. During 1997, 123,576 Substitute Options were cancelled and are included as shares expired during the year.

    Of the options on 1,402,306 shares outstanding at December 31, 1996, options on 262,344 shares were exercisable at that date. The options outstanding at December 31, 1997 have been segregated into three ranges for additional disclosure as follows:

                                                  OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                            ---------------------------------       ---------------------------------
       RANGE OF                             WEIGHTED AVG.        WEIGHTED AVG.         OPTIONS          WEIGHTED AVG.
       EXERCISE            OPTIONS            REMAINING            EXERCISE           CURRENTLY            EXERCISE
        PRICES           OUTSTANDING        CONTRACTUAL LIFE         PRICE            EXERCISABLE             PRICE
   -----------------     -----------        ----------------      ------------       -------------      --------------
   $  0.59 - $  3.00        656,336                8.48             $  2.09             311,176             $  1.71
   $  5.00 - $  9.13        339,000                8.62             $  6.35             115,403             $  6.49
   $ 10.75 - $ 11.75        821,697                8.62             $ 10.93             286,966             $ 10.88
                          ---------                                                     -------
                          1,817,033                8.57             $  6.88             713,545             $  6.17
                          ---------                                                     -------
                          ---------                                                     -------

   In addition, the Operating Companies, with the exception of ProNeura, each have a stock option plan under which options to purchase common stock of the Operating Companies have been and may be granted.

                            TITAN PHARMACEUTICALS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

   Pro forma information regarding the net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted subsequent to 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the multiple option approach with the following assumptions for 1997, 1996 and 1995: weighted-average volatility factor of 0.7, 0.6, and 0.6, respectively; no expected dividend payments; weighted-average risk-free interest rates in effect of 5.5, 6.38, and 6.00, respectively; and a weighted-average expected life of 3.79, 4.77, and 4.41, respectively.

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

   Based upon the above methodology, the weighted-average fair value of options granted during the years ended December 31, 1997, 1996 and 1995 was $1.90, $5.71and $0.73, respectively.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net loss over the options' vesting period. The Company's pro forma information is as follows:

                                                                   DECEMBER 31,
                                                  ----------------------------------------------
                                                      1997            1996             1995
                                                  ------------    -------------    -------------
Consolidated pro forma net loss attributable
     to common stockholders . . . . . . . . . .   $ (2,065,259)   $ (20,233,716)   $ (11,852,518)

Consolidated pro forma net loss per share . . .   $      (0.16)   $       (1.85)   $       (1.76)



   The consolidated pro forma net loss calculated above includes the estimated fair value of the options granted by each of the operating companies in 1997 and 1996, calculated on substantially equivalent assumptions.

   Because SFAS 123 is applicable only to options granted subsequent to 1994, its pro forma effect will not be fully reflected until 1998.

9. MINORITY INTEREST

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

                            TITAN PHARMACEUTICALS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  INCOME TAXES

    As of December 31, 1997, the Company had federal net operating loss carryforwards of approximately $31,300,000, of which approximately $24,500,000 is attributable to the Operating Companies. The net operating loss carryforwards will expire at various dates beginning in 2008 through 2012, if not utilized.

    Utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

    As of December 31, 1997, the company had deferred tax assets of approximately $14,500,000, of which approximately $10,200,000 is attributable to the Operating Companies. The net deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance increased by approximately $4,000,000 during 1996.

    Significant components of the Company's deferred tax assets for federal income taxes as of December 31, 1997 and 1996 are as follows:

Deferred tax assets:

                                                        DECEMBER 31,
                                                   ---------------------
                                                   1997             1996
                                                   ----             ----
Net operating loss carryforwards              $ 11,500,000      $ 12,300,000
Research credit carryforwards                    1,200,000           900,000
Capitalized research and development             1,200,000           800,000
Other - net                                        600,000           400,000
                                              ------------      ------------
Net deferred tax assets                         14,500,000        14,400,000
Valuation allowance                            (14,500,000)      (14,400,000)
                                              ------------      ------------
Net deferred tax assets                       $          -      $          -
                                              ------------      ------------
                                              ------------      ------------

11. ILOPERIDONE LICENSE AGREEMENTS

   In January 1997, the Company entered into an exclusive license agreement with Hoechst Marion Roussel, Inc. ("HMRI"). The license agreement gave the Company a worldwide license to HMRI's patent rights and know-how related to the antipsychotic agent Iloperidone-TM-, including the ability to develop, use, sublicense, manufacture and sell products and processes claimed in the patent rights. Pursuant to the license, the Company paid, during 1997, an up-front license fee of $9,500,000, consisting of: (i) $4,000,000 in cash and (ii) $5,500,000 through the issuance 594,595 shares of common stock.
The Company is obligated to pay to HMRI the difference between $5.5 million and the net proceeds, if any, received by HMR upon sale of the above mentioned common stock. Accordingly, the Company has classified the entire $5.5 million as a non-current liability under the heading Guaranteed Security Value in the accompanying balance sheet. Any cash paid under the guarantee agreement will be charged against this balance, and the remaining balance, if any, will be transferred to common stock (see Note 12). The Company is required to make additional benchmark payments as specific milestones are met. Upon commercialization of the product, the license agreement provides that the Company will pay royalties based on net sales.

   In November 1997, Titan and Novartis Pharma AG ("Novartis") entered into an agreement (the "Novartis Sublicense") pursuant to which the Company granted Novartis a sublicense for the worldwide (with the exception of Japan) development, manufacturing and marketing of Iloperidone. Pursuant to the Novartis Sublicense, Novartis paid to the Company $20 million consisting of an up-front license fee of $15 million and $5 million for the purchase of 606,061 shares of Series D convertible preferred stock. In addition, approximately $2.4 million in cash was paid by Novartis as reimbursement of research and development costs incurred by the Company. The Novartis Sublicense provides for future payments by Novartis contingent upon the achievement of regulatory milestones as well as a royalty on net sales, if any, of the product. Novartis has assumed the clinical development, registration and marketing costs of Iloperidone.

12. SUBSEQUENT EVENT ("UNAUDITED")

     SALE OF THE HMRI SHARES

   In February 1998, HMRI sold the HMRI Shares for net proceeds of approximately $2,456,000. Accordingly, in March 1998, the Company paid to HMRI approximately $3,044,000, which will be deducted from Guaranteed Security Value balance. The remaining balance of $2,456,000 will be transferred to stockholders' equity.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TITAN PHARMACEUTICALS, INC.

Date:  March 31, 1998    By:  /s/ Louis R. Bucalo
                              ----------------------------------------
                              Louis R. Bucalo, M.D.,
                              President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates stated.

   SIGNATURE                               TITLE                               DATE
   ---------                               -----                               ----
/s/ Louis R. Bucalo           President, Chief Executive Officer and
--------------------------    Director (principal executive officer)      March 31, 1998
Louis R. Bucalo, M.D.


/s/ Ernst-Gunter Afting
--------------------------    Director                                    March 31, 1998
Ernst-Gunter Afting


/s/ Victor J. Bauer
--------------------------    Director                                    March 31, 1998
Victor J. Bauer

/s/ Michael K. Hsu
--------------------------    Director                                    March 31, 1998
Michael K. Hsu

/s/ Hubert E. Huckel
--------------------------    Director                                    March 31, 1998
Hubert E. Huckel, M.D.

/s/ Marvin E. Jaffe
--------------------------    Director                                    March 31, 1998
Marvin E. Jaffe, M.D.

/s/ Lindsay A. Rosenwald
--------------------------    Director                                    March 31, 1998
Lindsay A. Rosenwald, M.D.

/s/ Konrad M. Weis
--------------------------    Director                                    March 31, 1998
Konrad M. Weis, Ph.D.

/s/ Kenneth J. Widder
--------------------------    Director                                    March 31, 1998
Kenneth J. Widder, M.D.

/s/ Robert E. Farrell         Executive Vice President and Chief          March 31, 1998
--------------------------    Financial Officer (principal
Robert E. Farrell             financial and accounting officer)