Form 10-K/A
period 1997-12-31
TITAN PHARMACEUTICALS INC
filed 1998-05-01
CIK 910267

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.   20549

                                    FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                          or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______

                             COMMISSION FILE NO. 0-27436

                             TITAN PHARMACEUTICALS, INC.
                (Exact name of registrant as specified in its charter)

                  DELAWARE                            94-3171940
     -------------------------------               ----------------
     (State or other jurisdiction of               (I.R.S. employer
     incorporation or organization)              identification number)


  400 OYSTER POINT BLVD., SUITE 505, SOUTH SAN FRANCISCO, CALIFORNIA  94080
  -------------------------------------------------------------------------
         (Address of principal executive offices, including zip code)

                                   (650) 244-4990
                                   --------------
                (Registrant's telephone number, including zip code)

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                        None

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           Common Stock, $.001 par value
                                  Class A Warrants

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to
the filing requirements for the past ninety (90) days.  YES  X    NO
                                                            ---      ---

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

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     The following table sets forth the names, ages and positions of the executive officers and directors of the Company.



NAME                                   AGE        POSITION
----                                   ---        --------
Louis R. Bucalo, M.D.(1)                39        President, Chief Executive Officer and Director
Sunil Bhonsle                           48        Executive Vice President and Chief Operating Officer
Richard C. Allen, Ph.D.                 55        Executive Vice President
Robert E. Farrell                       48        Executive Vice President and Chief Financial Officer
Victor Bauer, Ph.D.                     62        Executive Director; Corporate Development and Director
Michael K. Hsu(2)                       49        Director
Hubert Huckel, M.D.(3)                  66        Director
Marvin E. Jaffe, M.D.(2)                61        Director
Lindsay A. Rosenwald, M.D.(1)(3)        42        Director
Konrad M. Weis, Ph.D.(1)                69        Director
Kenneth J. Widder, M.D.(1)(3)           45        Director
Ernst-Gunter Afting, M.D., Ph.D.        55        Director

----------------------------
(1)  Member of Executive Committee
(2)  Member of Audit Committee
(3)  Member of Compensation Committee

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

     VICTOR J. BAUER, PH.D., has served as a director since November 1997. Dr. Bauer joined the Company in February 1997, and currently serves as Executive Director of Corporate Development. Since April 1996, Dr. Bauer has served as a Director and Chairman of Theracell. From December 1992 until February 1997, Dr. Bauer was a self-employed consultant to companies in the pharmaceutical and biotechnology industries. Prior to that time, Dr. Bauer was with Hoechst-Roussel Pharmaceuticals Inc., where he served as President from 1988 through 1992.

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

     LINDSAY A. ROSENWALD, M.D., is a co-founder of the Company and has served as a director of the Company since March 1993. Dr. Rosenwald co-founded Interneuron Pharmaceuticals, Inc. and has served as its Chairman since February 1989. Dr. Rosenwald has been the Chairman and President of The Castle Group, Ltd., a New York medical venture capital firm ("Castle"), since October 1991 and the Chairman and President of Paramount Capital, Inc., an investment banking firm, since February 1992, and the founder, Chairman and President of Paramount Capital Asset Management, Inc., a money management firm specializing in the life sciences industry, since June 1994. Dr. Rosenwald also is a director of the following publicly-traded pharmaceutical biotechnology companies: Avigen, Inc., BioCryst Pharmaceuticals, Inc., Neose Technologies, Inc., Sparta Pharmaceuticals, Inc., and VimRx Pharmaceuticals, Inc. and is a director of a number of privately-held companies in the biotechnology or pharmaceutical fields.

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

     During 1997, Dr. Huckel received $155,000 in consulting fees for services rendered in connection with the Company's licensing of Iloperidone from HMRI. See "Item 13. Certain Relationships and Related Transactions."

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

     In June and July of 1997, Dr. Hubert Huckel, a director of the Company, received an aggregate of $155,000 in consulting fees for services rendered in connection with the Company's consummation of the HMRI Agreement. Dr. Huckel was paid pursuant to a consulting agreement which provided for the payment of fees based upon a percentage of the up-front consideration paid by the Company upon completion of a licensing transaction with Dr. Huckel's assistance. The consulting agreement expired by its terms in January 1998.

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

                              TITAN PHARMACEUTICALS, INC.

Date:  May 1, 1998            By:  /s/ Robert E. Farrell
                              -----------------------------
                              Robert E. Farrell,
                              Executive Vice President and Chief
                              Financial Officer (principal financial
                              and accounting officer)