Form 10-Q
period 1998-03-31
TITAN PHARMACEUTICALS INC
filed 1998-05-15
CIK 910267

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q



/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended March 31, 1998.

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



                                   (650) 244-4990
                                   --------------
                (Registrant's Telephone Number, Including Area Code)


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


     There were 13,100,883 shares of the Registrant's Common Stock issued and outstanding on May 11, 1998.

                            TITAN PHARMACEUTICALS, INC.
                                 INDEX TO FORM 10-Q



PART I.   FINANCIAL INFORMATION                                         PAGE
                                                                        ----
     Item 1.  Condensed Financial Statements (unaudited)

     Condensed Consolidated Balance Sheets
       March 31, 1998 and December 31, 1997. . . . . . . . . . . . . . . .2

     Condensed Consolidated Statements of Operations
       Three months ended March 31, 1998
       and 1997 and period from commencement of
       operations (July 25, 1991) to March 31, 1998. . . . . . . . . . . .3

     Condensed Consolidated Statements of Cash Flows
       Three months ended March 31, 1998 and 1997 and
       period from commencement of operations
       (July 25, 1991) to March 31, 1998 . . . . . . . . . . . . . . . . .4

     Notes to Condensed Consolidated Financial
       Statements - March 31, 1998 . . . . . . . . . . . . . . . . . . . .6

     Item 2.  Management's Discussion and Analysis
       or Plan of Operations . . . . . . . . . . . . . . . . . . . . . . .9

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

PART I.  FINANCIAL INFORMATION


                    TITAN PHARMACEUTICALS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   March 31,          December 31,
                                                                     1998                1997
                                                                  (unaudited)          (Note A)
                                                                  ------------        ------------
Assets
Current assets
     Cash and cash equivalents                                    $ 19,130,440        $ 24,386,872
     Short-term investments                                            500,000             500,000
     Prepaid expenses and other current assets                         121,900              58,937
     Other receivables                                                     -               371,793
                                                                  ------------        ------------
          Total current assets                                      19,752,340          25,317,602
Furniture and equipment, net                                           269,980             253,723
Other assets                                                            23,898              22,898
                                                                  ------------        ------------
                                                                  $ 20,046,218        $ 25,594,223
                                                                  ------------        ------------
                                                                  ------------        ------------
Liabilities and Stockholders' Equity
Current Liabilities
     Accounts payable                                             $    859,497        $    815,449
     Accrued legal fees                                                 50,906             244,486
     Accrued sponsored research                                        124,312              65,500
     Accrued payroll and related                                       161,902             257,751
     Accrued professional and accounting fees                           64,500             100,000
     Other accrued liabilities                                         120,000             192,487
                                                                  ------------        ------------
          Total current liabilities                                  1,381,117           1,675,673
Commitments
Minority interest - Series B preferred stock of Ingenex, Inc.        1,241,032           1,241,032
Guaranteed security value (Note 2)                                         -             5,500,000
Stockholders' Equity
     Preferred stock, at amounts paid in                             5,000,000           5,000,000
     Common stock, at amounts paid in                               52,222,909          49,622,796
     Additional paid-in capital                                      6,521,353           6,521,353
     Deferred compensation                                            (415,400)           (458,340)
     Deficit accumulated during the development stage              (45,904,793)        (43,508,291)
                                                                  ------------        ------------
          Total stockholders' equity                                17,424,069          17,177,518
                                                                  ------------        ------------
                                                                  $ 20,046,218        $ 25,594,223
                                                                  ------------        ------------
                                                                  ------------        ------------

          Note A: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


          See Notes to Condensed Consolidated Financial Statements

                    TITAN PHARMACEUTICALS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                                                                                   COMMENCEMENT
                                                                                                   OF OPERATIONS
                                                                 THREE MONTHS ENDED MARCH 31,      (JULY 25, 1991)
                                                                 ---------------------------             TO
                                                                     1998           1997           MARCH 31, 1998
                                                                 ------------   ------------       --------------
License and grant revenue                                       $       -       $     36,262        $ 17,898,281

Costs and expenses:
     Research and development                                     1,686,240        2,174,735          38,576,556
     Acquired in-process research and development                       -          9,500,000          10,186,000
     General and administrative                                   1,029,620        1,336,918          19,371,569
                                                                -----------     ------------        ------------
          Total costs and expenses                                2,715,860       13,011,653          68,134,125
                                                                -----------     ------------        ------------
          Loss from operations                                   (2,715,860)     (12,975,391)        (50,235,844)

Other income (expense):
     Equity in loss of Ansan Pharmaceuticals, Inc.                      -           (280,039)         (2,046,939)
     Gain on sale of technology                                         -                -             8,361,220
     Interest income                                                263,819          171,935           2,100,980
     Interest expense                                                   (87)         (75,071)         (4,389,774)
     Other income (expense)                                          55,626              -               260,650
                                                                -----------     ------------        ------------
         Other income (expense) - net                               319,358         (183,175)          4,286,137
                                                                -----------     ------------        ------------
Loss before minority interest                                    (2,396,502)     (13,158,566)        (45,949,707)

Minority interest in losses of subsidiaries                             -                -                44,914

Net loss                                                        $(2,396,502)    $(13,158,566)       $(45,904,793)

Deemed dividend upon conversion of preferred stock                      -                -            (5,431,871)
                                                                -----------     ------------        ------------

Net loss attributable to common stockholders                    $(2,396,502)    $(13,158,566)       $(51,336,664)
                                                                -----------     ------------        ------------
                                                                -----------     ------------        ------------

Basic and diluted net loss per common share                     $     (0.18)    $      (1.02)
                                                                -----------     ------------
                                                                -----------     ------------

Shares used in computing basic and diluted net loss per share    13,078,801       12,897,703
                                                                -----------     ------------
                                                                -----------     ------------


          See Notes to Condensed Consolidated Financial Statements

                    TITAN PHARMACEUTICALS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                                                                         PERIOD FROM
                                                                                                         COMMENCEMENT
                                                                  THREE MONTHS ENDED MARCH 31,           OF OPERATIONS
                                                                --------------------------------      (JULY 25, 1991) TO
                                                                    1998               1997              MARCH 31, 1998
                                                                -----------        ------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $(2,396,502)       $(13,158,566)         $(45,904,793)
Adjustments to reconcile net loss to net cash used
  in operating activities:
   Depreciation and amortization expense                             70,580             143,210             1,519,274
   Issuance of common stock to acquire technology                       -             5,500,000             5,500,000
   Payment of guaranteed security value                          (3,044,409)                -              (3,044,409)
   Accretion of discount on indebtedness                                -                   -               2,290,910
   Equity in loss of Ansan Pharmaceuticals, Inc.                        -               280,039             2,046,940
   Other                                                                -                   -                 (35,653)
   Issuance of common stock to acquire
     minority interest of Theracell, Inc.                               -                   -                 686,000
   Changes in operating assets and liabilities:
     Prepaid expenses and other current assets                      (62,963)            (20,431)             (121,900)
     Receivable from Ansan Pharmaceuticals, Inc.                        -               (19,034)                  -
     Other receivables                                              371,793                 -                     -
     Other assets                                                    (1,000)            (80,262)              (28,863)
     Accounts payable                                                44,048              13,764             1,183,687
     Accrued license fee                                                -             2,000,000
     Other accrued liabilities                                     (338,604)             57,025               922,036
                                                                -----------        ------------          ------------
Net cash used in operating activities                            (5,357,057)         (5,284,255)          (34,986,771)
                                                                -----------        ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment                                 (43,897)            (32,111)           (1,195,120)
Purchase of short-term investments                                      -              (100,000)          (59,782,493)
Proceeds from sale of short-term investments                            -             8,600,000            59,282,493
Issuance of debenture to Ansan
    Pharmaceuticals, Inc.                                               -            (1,000,000)
Effect of deconsolidation of
    Ansan Pharmaceuticals, Inc.                                         -                   -                (135,934)
                                                                -----------        ------------          ------------
Net cash (used in)/provided by investing activities                 (43,897)          7,467,889            (1,831,054)
                                                                -----------        ------------          ------------



          See Notes to Condensed Consolidated Financial Statements

                    TITAN PHARMACEUTICALS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                                                                         PERIOD FROM
                                                                                                         COMMENCEMENT
                                                                  THREE MONTHS ENDED MARCH 31,           OF OPERATIONS
                                                                --------------------------------      (JULY 25, 1991) TO
                                                                    1998               1997              MARCH 31, 1998
                                                                -----------        ------------       ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                        $   144,522        $      2,998          $ 30,173,296
Deferred financing costs                                                -                   -                (713,899)
Issuance of preferred stock                                             -                   -              17,601,443
Issuance of preferred stock - Novartis                                  -                   -               5,000,000
Proceeds from notes and advances payable                                -                   -               2,681,500
Repayment of notes payable                                              -                   -              (1,441,500)
Proceeds from Ansan bridge financing                                    -                   -               1,425,000
Proceeds from Titan Pharmaceuticals, Inc. and
    Ingenex, Inc. bridge financing                                      -                   -               5,250,000
Repayment of Titan Pharmaceuticals, Inc. and
    Ingenex, Inc. bridge financing                                      -                   -              (5,250,000)
Payments of principle under capital lease obligation                    -               (62,494)             (633,766)
Proceeds from capital lease bridge financing                            -                   -                 658,206
Proceeds from Ingenex, Inc. technology financing                        -                   -               2,000,000
Principal payments on Ingenex, Inc. technology financing                -              (135,061)           (2,000,000)
Increase in minority interest from issuances of
    preferred stock by Ingenex, Inc.                                    -                   -               1,241,032
Issuance of common stock by subsidiaries                                -                   -                 173,652
Loss on disposal of assets                                              -                   -                (216,699)
                                                                -----------        ------------          ------------
Net cash provided by/(used in) financing activities                 144,522            (194,557)           55,948,265
                                                                -----------        ------------          ------------

Net (decrease)/increase in cash and cash equivalents             (5,256,432)          1,989,077            19,130,440
Cash and cash equivalents, beginning of period                   24,386,872           1,376,532                 -
                                                                -----------        ------------          ------------
Cash and cash equivalents, end of period                        $19,130,440        $  3,365,609          $ 19,130,440
                                                                -----------        ------------          ------------
                                                                -----------        ------------          ------------

Supplemental cash flow disclosure
Interest paid                                                   $        87        $     75,071          $  1,393,396
                                                                -----------        ------------          ------------
                                                                -----------        ------------          ------------


          See Notes to Condensed Consolidated Financial Statements

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY AND ITS SEVERAL DEVELOPMENT STAGE SUBSIDIARIES

     Titan Pharmaceuticals, Inc. (the "Company" or "Titan"), was incorporated in February 1992 in the State of Delaware. Titan is a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system disorders, cancer and other serious and life-threatening diseases. Titan conducts a portion of its operations through three development stage biotechnology companies: Ingenex, Inc. ("Ingenex"), Theracell, Inc. ("Theracell") and ProNeura, Inc. ("ProNeura"), collectively, (the "Operating Companies"). Trilex Pharmaceuticals, Inc. ("Trilex") was incorporated in May 1996, as a wholly-owned subsidiary of the Company, to engage in the development of cancer therapeutic vaccines utilizing anti-idiotypic antibody technology. In August 1997, Trilex was merged (the "Trilex Merger") with and into Titan.

     INGENEX, INC.

     Ingenex is engaged in the development of gene-based therapeutics and the discovery of medically important genes for the treatment of cancer and viral diseases. In September 1994, Ingenex issued shares of its Series B convertible preferred stock to a third party for $1,241,032, net of issuance costs. In June 1996, Ingenex issued 981,818 shares of common stock to the Company, converting $5,400,000 of debt payable. Also in June 1996, and in consideration of a payment to Ingenex of $100,000, Ingenex issued to the Company an option to purchase an additional 315,789 shares of common stock which will have an exercise price per share equal to the initial public offering price of Ingenex common stock and an additional option and a right of first refusal with respect to future issuances of common stock in order for the Company to maintain ownership of a majority of the outstanding common stock. The option expires one year from the date of the consummation of the initial public offering of Ingenex common stock. In June 1997, Ingenex sold its GSX System (the "GSX Sale"), a research technology, and certain fixed assets to Pharmaceutical Product Development, Inc. ("PPD") for $8,722,500 in cash and the assumption of certain capital lease liabilities and recognized a gain of $8,361,220. At March 31, 1998, the Company owned 81% of Ingenex, assuming the conversion of all preferred stock to common.

     THERACELL, INC.

     Theracell was incorporated in November 1992 to engage in the development of novel treatments for various neurologic disorders through the transplantation of neural cells and neuron-like cells directly into the brain. The Company's ownership in Theracell was 85% through November 1995, at which time the Company entered into an agreement with the minority stockholders of Theracell pursuant to which 140,000 shares of the Company's stock were issued in exchange for all the outstanding shares of Theracell common stock held by them. In connection with the issuance of the 140,000 shares, the Company recorded a charge for acquired in-process research and development of $686,000. In November 1995, the former minority stockholders of Theracell were granted an option to acquire 5% of the issued and outstanding capital stock of Theracell. These options can be exercised at a price of $1.59 per share within a period of three years from January 18, 1996. Commencing thirty days after the date Theracell's shares are first publicly traded, the Theracell options may be subject to redemption under certain conditions by Theracell on thirty days' written notice at a redemption price of $0.05 per share if the closing price of Theracell's common stock for any thirty consecutive trading days ending within fifteen days of the notice of redemption averages in excess of $3.18 per share. At March 31, 1998, the Company owned 98% of Theracell.

     PRONEURA, INC.

     ProNeura was incorporated in October 1995 to engage in the development of cost effective, long term treatment solutions to neurologic and psychiatric disorders through an implantable drug delivery system. At March 31, 1998, the Company owned 79% of ProNeura.

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Titan and its majority owned subsidiaries after elimination of all significant intercompany accounts and transactions. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financials should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. annual report on Form 10-K for the year ended December 31, 1997.

2. GUARANTEED SECURITY VALUE

In January 1997, the Company entered into an exclusive license agreement with Hoechst Marion Roussel, Inc. ("HMRI"). The license agreement gave the Company a worldwide license to HMRI's patent rights and know-how related to the antipsychotic agent Iloperidone-TM-. Pursuant to the license, the Company paid, during 1997, an up-front license fee of $9,500,000, consisting of: (i) $4,000,000 in cash and (ii) $5,500,000 through the issuance 594,595 shares of common stock (the "HMRI Shares".) The Company was obligated to pay to HMRI the difference between $5,500,000 and the net proceeds received by HMRI upon sale of the above mentioned common stock. Accordingly, the Company had classified the entire $5,500,000 as a non-current liability under the heading Guaranteed Security Value in the accompanying December 31, 1997 balance sheet. In February 1998, HMRI sold the HMRI Shares for net proceeds of approximately $2,456,000. Accordingly, in March 1998, the Company paid to HMRI approximately $3,044,000, which was deducted from Guaranteed Security Value balance. The remaining balance of $2,456,000 was transferred to stockholders' equity.

3. CHANGES IN ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement has no impact on the Company's net loss or stockholders' equity. During the three months ended March 31, 1998 and 1997, the Company's comprehensive loss was the same as the Company's net loss for such periods.

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

RESULTS OF OPERATIONS

     Since its inception, the Company's efforts have been principally devoted to acquiring technologies, research, clinical development, securing patent protection and raising capital. At March 31, 1998, the Company had an accumulated deficit of approximately $45,905,000, resulting from expenditures for research and development and general and administrative activities including professional fees.

     There were no revenues for the three months ended March 31, 1998 ("1998 quarter") and approximately $36,000 for the three months ended March 31, 1997 ("1997 quarter") from government grants.

     Research and development expenses for the 1998 quarter were approximately $1,686,000 compared with $2,175,000 for the 1997 quarter, a decrease of 22%. The 1997 quarter includes development of the GSX technology, which was subsequently sold by the Company in June 1997. The results for the 1997 quarter also include a non-recurring, acquired in-process research and development charge of $9,500,000 related to the acquisition of Iloperidone.

     General and administrative expenses for the 1998 quarter were approximately $1,030,000 compared with $1,337,000 for the 1997 quarter, a decrease of 23%. The 1997 quarter includes expenditures related to Trilex Pharmaceuticals, which was merged with and into the Company in August 1997, reducing general and administrative expenses.

     Other income for the 1998 quarter was approximately $319,000 compared to an expense of approximately $183,000 for the 1997 quarter, a net change of approximately $503,000. Other income for the 1998 quarter includes interest income of approximately $264,000 compared to $172,000 during the 1997 quarter. Interest expense for the 1997 quarter was approximately $75,000, which was attributable to a capital equipment lease and a technology financing agreement, both of which were retired with proceeds of the GSX sale. Other income for the 1997 quarter also includes losses of approximately $280,000 representing the Company's share of Ansan Pharmaceutical's losses.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company has funded its operation from inception primarily through private placements of its securities, as well as the IPO. During 1997, the Company also received approximately $25,861,000 from up-front license fees relating to the sublicense of Iloperidone to Novartis Pharma AG and the GSX sale.

     In March 1998, the Company paid to HMRI approximately $3,044,000 (the difference between the net proceeds received by HMRI, upon the sale of the HMRI Shares in February 1998, and the $5,500,000 guaranteed value of the HMRI Shares when issued.) As the Company classified the $5,500,000 as guaranteed security value, the HMRI Shares had not been included in stockholders' equity. Upon the payment to HMRI, approximately $2,456,000 was credited to stockholders' equity.

     Titan has entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. The aggregate commitments the Company has under these agreements, including minimum license payments, for the next 12 months is approximately $1,319,000. Certain of the licenses provide for the payment of royalties by the Company on future product sales, if any. In addition, in order to maintain license and other rights while products are under development, the Company must comply with customary licensee obligations, including the payment of patent related costs and meeting project-funding milestones.

     The Company expects to continue to incur substantial additional operating losses from costs related to continuation and expansion of research and development, clinical trials, and increased administrative and fund raising activities over at least the next several years. While the Company has sufficient working capital to sustain planned operations for a period greater than 12 months, the Company may seek additional financing sooner, depending on numerous factors including, but not limited to, the progress of the Company's research and development programs, the results of clinical studies, technological advances, determinations as to the commercial potential of the Company's products, and the status of competitive products. The Company is currently negotiating a $5,000,000 bank line of credit. In addition, certain expenditures will be dependent on the establishment of collaborative relationships with other companies, the availability of financing, and other factors. In any event, the Company anticipates that it will require substantial additional financing in the future. There can be no assurance as to the availability or terms of any required additional financing, when and if needed.

                                      PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              27.1           Financial Data Schedule


         (b)  Reports on Form 8-K
              No reports on Form 8-K were filed during the three months ended March 31, 1998.

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TITAN PHARMACEUTICALS, INC.

          May 14, 1998          By: /s/ Louis R. Bucalo
                                    ------------------------------------------
                                    Louis R. Bucalo, M.D., President and
                                    Chief Executive Officer

          May 14, 1998          By: /s/ Robert E. Farrell
                                    ------------------------------------------
                                    Robert E. Farrell, Chief Financial Officer