Form 10-Q
period 1998-06-30
TITAN PHARMACEUTICALS INC
filed 1998-08-14
CIK 910267

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 1998.

                                      or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From __________ to ____________.

     Commission file number 0-27436



                         TITAN PHARMACEUTICALS, INC.
          (Exact name of registrant as specified in its charter)

               DELAWARE                               94-3171940
               --------                               ----------
    (State or Other Jurisdiction of                  (IRS Employer
     Incorporation or Organization)                Identification No.)

    400 OYSTER POINT BLVD., SUITE 505, SOUTH SAN FRANCISCO, CALIFORNIA 94080
    ------------------------------------------------------------------------
           (Address of Principal Executive Offices including zip code)

                               (650) 244-4990
                               --------------
            (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  _X_    No  ___

There were 13,123,508 shares of the Registrant's Common Stock issued and outstanding on August 7, 1998.

                            TITAN PHARMACEUTICALS, INC.
                                 INDEX TO FORM 10-Q


PART I.   FINANCIAL INFORMATION                                           PAGE
                                                                          ----

          Item 1.  Condensed Consolidated Financial Statements
            (unaudited)

          Condensed Consolidated Balance Sheets
            June 30, 1998 and December 31, 1997. . . . . . . . . . . . . . .3

          Condensed Consolidated Statements of Operations
            Three months and six months ended June 30, 1998
            and 1997 and period from commencement of
            operations (July 25, 1991) to June 30, 1998. . . . . . . . . . .4

          Condensed Consolidated Statements of Cash Flows
            Six months ended June 30, 1998 and 1997 and
            period from commencement of operations
            (July 25, 1991) to June 30, 1998 . . . . . . . . . . . . . . . .5

          Notes to Condensed Consolidated Financial
            Statements - June 30, 1998 . . . . . . . . . . . . . . . . . . .7

          Item 2.  Management's Discussion and Analysis
            or Plan of Operations. . . . . . . . . . . . . . . . . . . . . .9

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . 11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Part I. Financial Information

                            TITAN PHARMACEUTICALS, INC.
                           (a development stage company)
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       June 30,    December 31,
                                                         1998          1997
                                                      (unaudited)    (Note A)
                                                      -----------  ------------
Assets
Current assets
     Cash and cash equivalents                        $16,787,071  $24,386,872
     Short-term investments                               500,000      500,000
     Prepaid expenses and other current assets            160,558       58,937
     Other receivables                                        -        371,793
                                                      -----------  ------------
          Total current assets                         17,447,629   25,317,602
Furniture and equipment, net                              228,633      253,723
Other assets                                               22,898       22,898
                                                      -----------  ------------
                                                      $17,699,160  $25,594,223
                                                      -----------  ------------
                                                      -----------  ------------
Liabilities and Stockholders' Equity
Current Liabilities
     Accounts payable                                    $642,802     $815,449
     Accrued legal fees                                    60,991      244,486
     Accrued sponsored research                           135,058       65,500
     Accrued payroll and related                          163,105      257,751
     Accrued professional and accounting fees              40,000      100,000
     Other accrued liabilities                            105,885      192,487
                                                      -----------  ------------
          Total current liabilities                     1,147,841    1,675,673
Commitments
Minority interest - Series B preferred stock of
   Ingenex, Inc.                                        1,241,032    1,241,032
Guaranteed security value (Note 2)                                   5,500,000
Stockholders' Equity
     Preferred stock, at amounts paid in                5,000,000    5,000,000
     Common stock, at amounts paid in                  52,294,219   49,622,796
     Additional paid-in capital                         6,521,353    6,521,353
     Deferred compensation                               (372,460)    (458,340)
     Deficit accumulated during the development
      stage                                           (48,132,825) (43,508,291)
                                                      -----------  ------------
          Total stockholders' equity                   15,310,287   17,177,518
                                                      -----------  ------------
                                                      $17,699,160  $25,594,223
                                                      -----------  ------------
                                                      -----------  ------------

          Note A: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

              See Notes to Condensed Consolidated Financial Statements


                                                         TITAN PHARMACEUTICALS, INC.
                                                        (a development stage company)
                                                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                                 (unaudited)
                                                                                                                    COMMENCEMENT
                                                        THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,    OF OPERATIONS
                                                        ---------------------------   -------------------------    (JULY 25, 1991)
                                                           1998           1997            1998         1997        TO JUNE 30, 1998
                                                        -----------    -----------    -----------   ------------   ----------------
License and grant revenue                               $     -        $   111,483    $    -        $    147,745     $ 17,898,281

Costs and expenses:
     Research and development                             1,465,540      2,643,240      3,151,780      4,817,975      40,042,096
     Acquired in-process research and development             -              -                         9,500,000      10,186,000
     General and administrative                             973,909      1,626,973      2,003,529      2,963,891      20,345,478
                                                        -----------    -----------    -----------   ------------    ------------
          Total costs and expenses                        2,439,449      4,270,213      5,155,309     17,281,866      70,573,574
                                                        -----------    -----------    -----------   ------------    ------------
          Loss from operations                           (2,439,449)    (4,158,730)    (5,155,309)   (17,134,121)    (52,675,293)
Other income (expense):
     Equity in loss of Ansan Pharmaceuticals, Inc.            -           (221,785)           -         (501,824)     (2,046,939)
     Gain on sale of technology                               -          8,513,884            -        8,513,884       8,361,220
     Interest income                                        225,074        147,378        488,893        319,313       2,326,054
     Interest expense                                         -            (63,670)           (87)      (138,741)     (4,389,774)
     Loss on sale of fixed assets                           (13,431)         -            (13,431)           -           (13,431)
     Other income (expense)                                    (226)         -             55,400            -           260,424
                                                        -----------    -----------    -----------   ------------    ------------
          Other income (expense) - net                      211,417      8,375,807        530,775      8,192,632       4,497,554
                                                        -----------    -----------    -----------   ------------    ------------
Income (loss) before minority interest                   (2,228,032)     4,217,077     (4,624,534)    (8,941,489)    (48,177,739)
Minority interest in losses of subsidiaries                   -              -              -              -              44,914
Net income (loss)                                       $(2,228,032)   $ 4,217,077    $(4,624,534)   $(8,941,489)   $(48,132,825)

Deemed dividend upon conversion of preferred stock            -              -              -              -          (5,431,871)
                                                        -----------    -----------    -----------   ------------    ------------

Net income (loss) attributable to common stockholders   $(2,228,032)   $ 4,217,077    $(4,624,534)   $(8,941,489)   $(53,564,696)
                                                        -----------    -----------    -----------   ------------    ------------
                                                        -----------    -----------    -----------   ------------    ------------
Basic and diluted earnings (net loss) per common share  $     (0.17)   $      0.32    $     (0.35)   $     (0.69)
                                                        -----------    -----------    -----------   ------------
                                                        -----------    -----------    -----------   ------------
Shares used in computing basic earnings (net loss)
 per share                                                13,108,230     13,046,102     13,093,516     12,971,902
                                                        -----------    -----------    -----------   ------------
                                                        -----------    -----------    -----------   ------------

Shares used in computing diluted earnings per share                     13,242,099
                                                                       -----------
                                                                       -----------

             See Notes to Condensed Consolidated Financial Statements

                            TITAN PHARMACEUTICALS, INC.
                           (a development stage company)
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                     PERIOD FROM
                                                                                    COMMENCEMENT
                                                      SIX MONTHS ENDED JUNE 30,     OF OPERATIONS
                                                      ---------------------------   (JULY 25, 1991)
                                                          1998           1997       TO MARCH 31,1998
                                                      ------------   ------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              $(4,624,534)   $(8,941,489)    $(48,132,825)
Adjustments to reconcile net loss to net cash used
  in operating activities:
   Depreciation and amortization expense                  145,054        245,576        1,593,748
   Issuance of common stock to acquire technology             -        5,500,000        5,500,000
   Payment of guaranteed security value                (3,044,409)           -         (3,044,409)
   Loss (gain) on sale of assets                           14,105       (218,654)          14,105
   Accretion of discount on indebtedness                      -              -          2,290,910
   Equity in loss of Ansan Pharmaceuticals, Inc.              -          501,825        2,046,940
   Other                                                      -              -            (35,653)
   Issuance of common stock to acquire
       minority interest of Theracell, Inc.                   -              -            686,000
   Changes in operating assets and liabilities:
     Prepaid expenses and other current assets           (101,621)       (22,765)        (160,558)
     Receivable from Ansan Pharmaceuticals, Inc.              -          (71,419)             -
     Other receivables                                    371,793            -                -
     Other assets                                             -          152,564          (27,863)
     Accounts payable                                    (172,647)       420,491          966,992
     Accrued license fee                                      -        2,000,000              -
     Other accrued liabilities                           (355,185)       390,366          905,455
                                                      -----------    -----------     ------------
Net cash used in operating activities                  (7,767,444)       (43,505)     (37,397,158)
                                                      -----------    -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment                       (71,189)       (51,718)      (1,222,412)
Proceeds from sale of furniture and equipment              23,000            -             23,000
Purchase of short-term  investments                           -         (100,000)     (59,782,493)
Proceeds from sale of short-term investments                  -       12,600,000       59,282,493
Issuance of debenture to Ansan
    Pharmaceuticals, Inc.                                     -       (1,000,000)
Effect of deconsolidation of
    Ansan Pharmaceuticals, Inc.                               -              -           (135,934)
                                                      -----------    -----------     ------------
Net cash (used in)/provided by investing activities       (48,189)    11,448,282       (1,835,346)
                                                      -----------    -----------     ------------

             See Notes to Condensed Consolidated Financial Statements

                            TITAN PHARMACEUTICALS, INC.
                           (a development stage company)
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                      PERIOD FROM
                                                                                      COMMENCEMENT
                                                       SIX MONTHS ENDED JUNE 30,     OF OPERATIONS
                                                      ---------------------------   (JULY 25, 1991)
                                                          1998           1997       TO MARCH 31,1998
                                                      ------------   ------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                  215,832          2,998       30,244,606
Deferred financing costs                                      -           46,349         (713,899)
Issuance of preferred stock                                   -              -         17,601,443
Issuance of preferred stock - Novartis                        -              -          5,000,000
Proceeds from notes and advances payable                      -              -          2,681,500
Repayment of notes payable                                    -              -         (1,441,500)
Proceeds from Ansan bridge financing                          -              -          1,425,000
Proceeds from Titan Pharmaceuticals, Inc. and
    Ingenex, Inc. bridge financing                            -              -          5,250,000
Repayment of Titan Pharmaceuticals, Inc. and
    Ingenex, Inc. bridge financing                            -              -         (5,250,000)
Payments of principle under capital lease obligation          -         (127,462)        (633,766)
Proceeds from capital lease bridge financing                  -              -            658,206
Proceeds from Ingenex, Inc. technology financing              -              -          2,000,000
Principal payments on Ingenex, Inc. technology financing      -       (1,289,313)      (2,000,000)
Increase in minority interest from issuances of
    preferred stock by Ingenex, Inc.                          -              -          1,241,032
Issuance of common stock by subsidiaries                      -              -            173,652
Loss (gain) on disposal of assets                             -              -           (216,699)
                                                      -----------    -----------     ------------
Net cash provided by/(used in) financing activities       215,832     (1,367,428)      56,019,575
                                                      -----------    -----------     ------------

Net (decrease)/increase in cash and cash equivalents   (7,599,801)    10,037,349       16,787,071
Cash and cash equivalents, beginning of period         24,386,872      1,376,532              -
                                                      -----------    -----------     ------------
Cash and cash equivalents, end of period              $16,787,071    $11,413,881     $ 16,787,071
                                                      -----------    -----------     ------------
                                                      -----------    -----------     ------------

Supplemental cash flow disclosure
Interest paid                                            $     87       $138,741     $  1,393,396
                                                      -----------    -----------     ------------
                                                      -----------    -----------     ------------

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

     INGENEX, INC.

     Ingenex was incorporated in July 1991 and reincorporated in June 1992. It is engaged in the development of gene-based therapeutics. In June 1997, Ingenex sold its GSX System (the "GSX Sale"), a research technology, and certain fixed assets to Pharmaceutical Product Development, Inc. ("PPD") for $8,722,500 in cash and the assumption of certain capital lease liabilities and recognized a gain of $8,361,220. At June 30, 1998, the Company owned 81% of Ingenex.

     THERACELL, INC.

     Theracell was incorporated in November 1992 to engage in the development of novel treatments for various neurologic disorders through the transplantation of neural cells and neuron-like cells directly into the brain. At June 30, 1998, the Company owned 98% of Theracell.

     PRONEURA, INC.

     ProNeura was incorporated in October 1995 to engage in the development of cost effective, long term treatment solutions to neurologic and psychiatric disorders through an implantable drug delivery system. At June 30, 1998, the Company owned 79% of ProNeura.

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Titan and its majority owned subsidiaries after elimination of all significant inter-company accounts and transactions.
These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financials should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. annual report on Form 10-K for the year ended December 31, 1997.


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

3. CHANGES IN ACCOUNTING STANDARDS

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement has no impact on the Company's net income/loss or stockholders' equity. During the three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997, the Company's comprehensive income/loss was the same as the Company's net income/loss for such periods.

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

RESULTS OF OPERATIONS

     Since its inception, the Company's efforts have been principally devoted to research and development, including human clinical trials, as well as to acquiring licenses and technologies, raising capital and securing patent protection. At June 30, 1998, the Company had an accumulated deficit of approximately $48,133,000, resulting from expenditures for research and development and general and administrative activities including professional fees.

     There were no revenues for the three months ended June 30, 1998 (the "1998 quarter") and for the six months ended June 30, 1998 (the "1998 six months"). Total revenues for the three months ended June 30, 1997 (the "1997 quarter") were approximately $111,000, and total revenues for the six months ended June 30, 1997 (the "1997 six months") were approximately $148,000. Revenue earned during both the 1997 six months and quarter was earned pursuant to US government grants.

     Research and development expenses for the 1998 quarter were approximately $1,466,000 compared to $2,643,000 for the 1997 quarter, a decrease of 45%. For the 1998 six months, research and development expenses were $3,152,000 compared to $4,818,000 for the 1997 six months, a decrease of 35%. The 1997 six months and the 1997 quarter include expenditures related to a research technology, which was subsequently sold by the Company in June 1997. The 1997 six months and the 1997 quarter also include expenditures related to the development of Iloperidone, which is now being funded by Novartis Pharma AG pursuant to the partnering agreement (the "Novartis Sublicense") establish by Titan and Novartis in November 1997.

     The results for the 1997 six months also include a non-recurring, acquired in-process research and development charge of $9,500,000 related to the acquisition of Iloperidone.

     General and administrative expenses for the 1998 quarter were approximately $974,000 compared to $1,627,000 for the 1997 quarter, a decrease of 40%. For the 1998 six months, general and administrative expenses were $2,004,000 compared to $2,964,000 for the 1997 six months, a decrease of 32%. The 1997 six months includes expenditures related to a former subsidiary, which was merged with and into the Company in August 1997.

     Other income for the 1997 quarter and the 1997 six months includes a gain of approximately $8,514,000 from the sale of GSX, a research technology developed by Ingenex, and certain fixed assets. Interest income was approximately $225,000 during the 1998 quarter compared to $147,000 during the 1997 quarter. For the 1998 six months, interest income was $489,000 compared to $319,000 for the 1997 six months. Interest expense decreased to approximately $100 during the 1998 six months from $139,000 during the 1997 six months. There was no interest expense for the 1998 quarter compared to $64,000 for the 1997 quarter. Other income for the 1997 six months also includes losses of approximately $502,000 representing the Company's share of Ansan Pharmaceutical's losses. The Company's share of Ansan's losses for the 1997 quarter was $222,000.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company has funded its operation from inception primarily through private placements of its securities, as well as the IPO. During 1997, the Company also received approximately $25,861,000 from up-front license fees relating to the Novartis Sublicense and the sale of a research technology.

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

     Titan has entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. The aggregate commitments the Company has under these agreements, including minimum license payments, for the next 12 months is approximately $2,000,000. Certain of the licenses provide for the payment of royalties by the Company on future product sales, if any. In addition, in order to maintain license and other rights while products are under development, the Company must comply with customary licensee obligations, including the payment of patent related costs and meeting project-funding milestones.

     The Company expects to continue to incur substantial additional operating losses from costs related to continuation and expansion of research and development, clinical trials, and increased administrative and fund raising activities over at least the next several years. While the Company has sufficient working capital to sustain planned operations for a period greater than 12 months, the Company may seek additional financing sooner, depending on numerous factors including, but not limited to, the progress of the Company's research and development programs, the results of clinical studies, technological advances, determinations as to the commercial potential of the Company's products, and the status of competitive products. In May 1998, the Company negotiated a $5,000,000 bank line of credit. In addition, certain expenditures will be dependent on the establishment of collaborative relationships with other companies, the availability of financing, and other factors. In any event, the Company anticipates that it will require substantial additional financing in the future. There can be no assurance as to the availability or terms of any required additional financing, when and if needed.

                                     PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)            Exhibits

               27.1      Financial Data Schedule



          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the six months ended June 30, 1998.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   TITAN PHARMACEUTICALS, INC.


          August 14, 1998          By: /s/Louis R. Bucalo
                                       --------------------------------------
                                       Louis R. Bucalo, M.D., President and
                                       Chief Executive Officer

          August 14, 1998          By: /s/Robert E. Farrell
                                       --------------------------------------
                                       Robert E. Farrell, Chief Financial
                                       Officer