Form 10-Q
period 1998-09-30
TITAN PHARMACEUTICALS INC
filed 1998-11-16
CIK 910267

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

     /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended September 30, 1998.

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

                                 (650) 244-4990
                                 --------------
               (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
     requirements for the past 90 days.  Yes    X      No
                                              -----         -----

     There were 13,123,508 shares of the Registrant's Common Stock issued and outstanding on November 13, 1998.

                            TITAN PHARMACEUTICALS, INC.
                                 INDEX TO FORM 10-Q



PART I.   FINANCIAL INFORMATION                                         PAGE
                                                                        ----
     Item 1.  Condensed Consolidated Financial Statements (unaudited)

     Condensed Consolidated Balance Sheets
       September 30, 1998 and December 31, 1997. . . . . . . . . . . . . .3

     Condensed Consolidated Statements of Operations
        Three months and nine months ended September 30, 1998
        and 1997 and period from commencement of
        operations (July 25, 1991) to September 30, 1998 . . . . . . . . .4

     Condensed Consolidated Statements of Cash Flows
        Nine months ended September 30, 1998 and 1997 and
        period from commencement of operations
        (July 25, 1991) to September 30, 1998. . . . . . . . . . . . . . .5

     Notes to Condensed Consolidated Financial
        Statements - September 30, 1998. . . . . . . . . . . . . . . . . .7

     Item 2.  Management's Discussion and Analysis
        or Plan of Operations. . . . . . . . . . . . . . . . . . . . . . .9

PART II.  OTHER INFORMATION


     Item 4. Submission of Matters to a Vote of Securityholders. . . . . 12

     Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . 12

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 12


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13


PART I. FINANCIAL INFORMATION

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         September 30,          December 31,
                                                                              1998                  1997
                                                                          (unaudited)             (Note A)
                                                                        -----------------     -----------------
Assets
Current assets
     Cash and cash equivalents                                              $ 14,103,540          $ 24,386,872
     Short-term investments                                                      500,000               500,000
     Prepaid expenses and other current assets                                   109,535                58,937
     Other receivables                                                                 -               371,793
                                                                        -----------------     -----------------
         Total current assets                                                 14,713,075            25,317,602
Furniture and equipment, net                                                     297,847               253,723
Other assets                                                                      15,783                22,898
                                                                        -----------------     -----------------
                                                                            $ 15,026,705          $ 25,594,223
                                                                        -----------------     -----------------
                                                                        -----------------     -----------------
Liabilities and Stockholders' Equity
Current Liabilities
     Accounts payable                                                       $    623,592          $    815,449
     Accrued legal fees                                                          189,303               244,486
     Accrued sponsored research                                                        -                65,500
     Accrued payroll and related                                                 171,640               257,751
     Accrued professional and accounting fees                                     75,000               100,000
     Other accrued liabilities                                                   127,000               192,487
                                                                        -----------------     -----------------
         Total current liabilities                                             1,186,535             1,675,673
Commitments
Minority interest - Series B preferred stock of Ingenex, Inc.                  1,241,032             1,241,032
Guaranteed security value (Note 2)                                                                   5,500,000
Stockholders' Equity
     Preferred stock, at amounts paid in                                       5,000,000             5,000,000
     Common stock, at amounts paid in                                         52,294,220            49,622,796
     Additional paid-in capital                                                6,521,353             6,521,353
     Deferred compensation                                                      (329,520)             (458,340)
     Deficit accumulated during the development stage                        (50,886,915)          (43,508,291)
                                                                        -----------------     -----------------
         Total stockholders' equity                                           12,599,138            17,177,518
                                                                        -----------------     -----------------
                                                                            $ 15,026,705          $ 25,594,223
                                                                        -----------------     -----------------
                                                                        -----------------     -----------------


         Note A: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.






             See Notes to Condensed Consolidated Financial Statements
                                      3

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                                                                    COMMENCEMENT
                                              THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,     OF OPERATIONS
                                              --------------------------------  -------------------------------   (JULY 25, 1991) TO
                                                   1998             1997              1998           1997         SEPTEMBER 30, 1998
                                              --------------    --------------  --------------   --------------   ------------------
License and grant revenue                       $       -       $       -          $       -      $    147,745    $     17,898,281

Costs and expenses:
   Research and development                       2,138,166       2,375,096          5,289,946       7,193,071          42,180,262
   Acquired in-process research and                     -               -                            9,500,000          10,186,000
   General and administrative                       805,214       1,498,576          2,808,743       4,462,467          21,150,692
                                                ------------    ------------       ------------   ------------   ------------------
      Total costs and expenses                    2,943,380       3,873,672          8,098,689      21,155,538          73,516,954
                                                ------------    ------------       ------------   ------------   ------------------
      Loss from operations                       (2,943,380)     (3,873,672)        (8,098,689)    (21,007,793)        (55,618,673)

Other income (expense):
   Equity in loss of ansan pharmaceuticals,                         (89,029)               -          (590,853)         (2,046,939)
   Gain on sale of technology                                           -                  -         8,513,884           8,361,220
   Interest income                                  189,652         133,574            678,545         452,887           2,515,706
   Interest expense                                     -            (2,140)               (87)       (140,881)         (4,389,774)
   Gain (loss) on sale of fixed assets                  415             -              (13,016)            -               (13,016)
   Other income (expense)                              (777)            -               54,623             -               259,647
                                                ------------    ------------       ------------   ------------   ------------------
      Other income (expense) - net                  189,290          42,405            720,065       8,235,037           4,686,844
                                                ------------    ------------       ------------   ------------   ------------------

Loss before minority interest                    (2,754,090)     (3,831,267)        (7,378,624)    (12,772,756)        (50,931,829)

Minority interest in losses of subsidiaries              -              -                  -               -                44,914

Net loss                                        $(2,754,090)    $(3,831,267)       $(7,378,624)   $(12,772,756)    $   (50,886,915)

Deemed dividend upon conversion
of preferred stock                                       -              -                  -               -            (5,431,871)
                                                ------------    ------------       ------------   ------------   ------------------

Net loss attributable to common stockholders    $(2,754,090)    $(3,831,267)       $(7,378,624)   $(12,772,756)        (56,318,786)
                                                ------------    ------------       ------------   ------------   ------------------
                                                ------------    ------------       ------------   ------------   ------------------
Basic and diluted net loss per common share     $     (0.21)    $     (0.29)       $     (0.56)   $      (0.98)
                                                ------------    ------------       ------------   ------------
                                                ------------    ------------       ------------   ------------
Shares used in computing basic and diluted
  net loss per share                              13,123,508      13,046,102         13,103,513     12,996,635
                                                ------------    ------------       ------------   ------------
                                                ------------    ------------       ------------   ------------


             See Notes to Condensed Consolidated Financial Statements

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                                                                                     PERIOD FROM
                                                                                                                    COMMENCEMENT
                                                                     NINE MONTHS ENDED SEPTEMBER 30,                OF OPERATIONS
                                                                  -------------------------------------          (JULY 25, 1991) TO
                                                                      1998                     1997              SEPTEMBER 30, 1998
                                                                  -------------           -------------          ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $ (7,378,624)          $ (12,772,756)              $ (50,886,915)
Adjustments to reconcile net loss to net cash used
  in operating activities:
   Depreciation and amortization expense                                220,185                 315,818                   1,668,879
   Issuance of common stock to acquire technology                                             5,500,000                   5,500,000
   Payment of guaranteed security value                              (3,044,409)                                         (3,044,409)
   Loss (gain) on sale of assets                                         13,016                (218,654)                     13,016
   Accretion of discount on indebebtedness                                                                                2,290,910
   Equity in loss of Ansan Pharmaceuticals, Inc.                                                590,854                   2,046,940
   Other                                                                                                                    (35,653)
   Issuance of common stock to acquire
       minority interest of Theracell, Inc.                                                                                 686,000
   Changes in operating assets and liabilities:
     Prepaid expenses and other current assets                          (50,598)               (139,632)                   (109,535)
     Receivable from Ansan Pharmaceuticals, Inc.                                               (114,123)                        -
     Other receivables                                                  371,793                                                 -
     Other assets                                                         7,115                 181,480                     (20,748)
     Accounts payable                                                  (191,857)                863,623                     947,782
     Accrued license fee                                                 (8,000)                                             (8,000)
     Other accrued liabilities                                         (289,280)               (130,098)                    971,360
                                                                  -------------           -------------          ------------------
Net cash used in operating activities                               (10,350,659)             (5,923,488)                (39,980,373)
                                                                  -------------           -------------          ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment                                    (173,179)                (80,819)                 (1,324,402)
Proceeds from sale of furniture and equipment                            24,674                                              24,674
Purchase of short-term  investments                                                            (100,000)                (59,782,493)
Proceeds from sale of short-term investments                                                 12,600,000                  59,282,493

Issuance of debenture to Ansan
    Pharmaceuticals, Inc.                                                                    (1,000,000)                        -
Effect of deconsolidation of
    Ansan Pharmaceuticals, Inc.                                                                                            (135,934)
                                                                  -------------           -------------          ------------------
Net cash (used in)/provided by investing activities                    (148,505)             11,419,181                  (1,935,662)
                                                                  -------------           -------------          ------------------


             See Notes to Condensed Consolidated Financial Statements

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                                                                                   PERIOD FROM
                                                                                                                   COMMENCEMENT
                                                                     NINE MONTHS ENDED SEPTEMBER 30,               OF OPERATIONS
                                                                  -----------------------------------            (JULY 25, 1991) TO
                                                                      1998                     1997              September 30,1998
                                                                  ------------             ------------           ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                               215,832                2,998                  30,244,606
Deferred financing costs                                                                     46,349                    (713,899)
Issuance of preferred stock                                                                                          17,601,443
Issuance of preferred stock - Novartis                                                                                5,000,000
Proceeds from notes and advances payable                                                                              2,681,500
Repayment of notes payable                                                                                           (1,441,500)
Proceeds from Ansan bridge financing                                                                                  1,425,000
Proceeds from Titan Pharmaceuticals, Inc. and
    Ingenex, Inc. bridge financing                                                                                    5,250,000
Repayment of Titan Pharmaceuticals, Inc. and
    Ingenex, Inc. bridge financing                                                                                   (5,250,000)
Payments of principle under capital lease obligation                                       (127,462)                   (633,766)
Proceeds from capital lease bridge financing                                                                            658,206
Proceeds from Ingenex, Inc. technology financing                                                                      2,000,000
Principal payments on Ingenex, Inc. technology financing                                 (1,289,313)                 (2,000,000)
Increase in minority interest from issuances of
    preferred stock by Ingenex, Inc.                                                                                  1,241,032
Issuance of common stock by subsidiaries                                                                                173,652
Loss (gain) on disposal of assets                                                                                      (216,699)
                                                                  ------------         ------------           ------------------
Net cash provided by/(used in) financing activities                    215,832           (1,367,428)                 56,019,575
                                                                  ------------         ------------           ------------------

Net (decrease)/increase in cash and cash equivalents               (10,283,332)           4,128,265                  14,103,540
Cash and cash equivalents, beginning of period                      24,386,872            1,376,532                         -
                                                                  ------------         ------------           ------------------
Cash and cash equivalents, end of period                          $ 14,103,540         $  5,504,797           $      14,103,540
                                                                  ------------         ------------           ------------------
                                                                  ------------         ------------           ------------------


Supplemental cash flow disclosure
Interest paid                                                     $         87          $   140,881           $       1,393,396
                                                                  ------------           ------------           ------------------
                                                                  ------------           ------------           ------------------



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

   INGENEX, INC.

   Ingenex was incorporated in July 1991 and reincorporated in June 1992. It is engaged in the development of gene-based therapeutics. In June 1997, Ingenex sold a research technology and certain fixed assets to Pharmaceutical Product Development, Inc. ("PPD") for $8,722,500 in cash and the assumption of certain capital lease liabilities and recognized a gain of $8,361,220. At September 30, 1998, the Company owned 81% of Ingenex.

   THERACELL, INC.

   Theracell was incorporated in November 1992 to engage in the development of novel treatments for various neurologic disorders through the transplantation of neural cells and neuron-like cells directly into the brain. At September 30, 1998, the Company owned 98% of Theracell.

   PRONEURA, INC.

   ProNeura was incorporated in October 1995 to engage in the development of cost effective, long term treatment solutions to neurologic and psychiatric disorders through an implantable drug delivery system. At September 30, 1998, the Company owned 79% of ProNeura.

BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements include the accounts of Titan and its majority owned subsidiaries after elimination of all significant inter-company accounts and transactions.
These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financials should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. annual report on Form 10-K for the year ended December 31, 1997.


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

3. CHANGES IN ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement has no impact on the Company's net income/loss or stockholders' equity. During the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997, the Company's comprehensive income/loss was the same as the Company's net income/loss for such periods.

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

RESULTS OF OPERATIONS

   Since its inception, the Company's efforts have been principally devoted to research and development, including human clinical trials, as well as to acquiring licenses and technologies, raising capital and securing patent protection. At September 30, 1998, the Company had an accumulated deficit of approximately $50,887,000 resulting from expenditures for research and development and general and administrative activities including professional fees.

   There were no revenues for the three months ended September 30, 1998 (the "1998 quarter") or for the nine months ended September 30, 1998 (the "1998 nine months"). There were no revenues for the three months ended September 30, 1997 (the "1997 quarter.) Total revenues for the nine months ended September 30, 1997 (the "1997 nine months") were approximately $148,000, and were earned pursuant to US government grants.

   Research and development expenses for the 1998 quarter were approximately $2,138,000 compared to $2,375,000 for the 1997 quarter, a decrease of 10%. For the 1998 nine months, research and development expenses were $5,290,000 compared to $7,193,000 for the 1997 nine months, a decrease of 27%. The 1997 nine months include expenditures related to a research technology, which was subsequently sold by the Company in June 1997. The 1997 nine months and the 1997 quarter also include expenditures related to the development of Iloperidone, which is now being funded by Novartis Pharma AG pursuant to the partnering agreement (the "Novartis Sublicense") established by Titan and Novartis in November 1997.

   The results for the 1997 nine months also include a non-recurring, acquired in-process research and development charge of $9,500,000 related to the acquisition of Iloperidone.

   General and administrative expenses for the 1998 quarter were approximately $805,000 compared to $1,499,000 for the 1997 quarter, a decrease of 46%. For the 1998 nine months, general and administrative expenses were $2,809,000 compared to $4,462,000 for the 1997 nine months, a decrease of 37%. The 1997 nine months includes expenditures related to a former subsidiary, which was merged with and into the Company in August 1997 with a subsequent reduction in personnel and other expenses.

   Other income for the 1997 nine months includes a gain of approximately $8,514,000 from the sale of a research technology and certain fixed assets. Interest income was approximately $190,000 during the 1998 quarter compared to $134,000 during the 1997 quarter. For the 1998 nine months, interest income was $679,000 compared to $453,000 for the 1997 nine months. Interest expense decreased to approximately $100 during the 1998 nine months from $141,000 during the 1997 nine months. There was no interest expense for the 1998 quarter compared to $2,000 for the 1997 quarter. Other income for the 1997 nine months also includes losses of approximately $591,000 representing the Company's share of Ansan Pharmaceutical's losses. The Company's share of Ansan's losses for the 1997 quarter was $89,000.

IMPACT OF YEAR 2000

     The year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, or engage in similar normal business activities.

     Titan is a relatively young company, incorporated in 1992, and most of its Information Technology ("IT") and Non-IT systems were Year 2000 compliant when purchased. The Company believes, therefore, it will not be required to implement significant modifications or replace significant portions of its software and hardware in order to be Year 2000 compliant. The Company is, however, taking steps to ensure that the Year 2000 Issue does not have a material impact on the operation of the Company.

     Significant functions related to the Company's clinical trials are carried out by contract research organizations ("CRO's"). These functions include, but are not limited to, clinical study monitoring, biostatistics, data management and drug manufacturing. The Company is in the process of contacting its significant suppliers and CRO's. At this time the Company is not aware of any suppliers or CRO's with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that its suppliers or CRO's will be Year 2000 ready. The inability of its suppliers or CRO's to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

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

     In November 1998, the Company agreed to guarantee certain debt obligations of the Company's Chief Executive Officer. Under said guarantee, the Company may be obligated to make a payment of up to $400,000. The Company's Chief Executive Officer has pledged approximately 300,000 shares of the Company's common stock, owned by the Chief Executive Officer, to secure the debt.

     Titan has entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. The aggregate commitments the Company has under these agreements, including minimum license payments, for the next 12 months is approximately $3,000,000. Certain of the licenses provide for the payment of royalties by the Company on future product sales, if any. In addition, in order to maintain license and other rights while products are under development, the Company must comply with customary licensee obligations, including the payment of patent related costs and meeting project-funding milestones.

     The Company expects to continue to incur substantial additional operating losses from costs related to continuation and expansion of research and development, clinical trials, and increased administrative and fund raising activities over at least the next several years. To preserve operating capital, the Company has chosen to strategically focus on development of its later stage products in clinical development, and at least temporarily reduce or eliminate spending on certain preclinical programs. While the Company has sufficient working capital to sustain planned operations for a period greater than 12 months, the Company may seek additional financing sooner, depending on numerous factors including, but not limited to, the progress of the Company's research and development programs, the results of clinical studies, technological advances, determinations as to the commercial potential of the Company's products, and the status of competitive products. In May 1998, the Company negotiated a $5,000,000 bank line of credit. In addition, certain expenditures will be dependent on the establishment of collaborative relationships with other companies, the availability of financing, and other factors. In any event, the Company anticipates that it will require substantial additional financing in the future. There can be no assurance as to the availability or terms of any required additional financing, when and if needed.

                                    PART II

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On July 24, 1998, the Company held its Annual Meeting of shareholders. Matters voted upon at the meeting and the number of affirmative votes, negative votes, withheld votes and abstentions cast with respect to each such matter were as follows:


                                                         AFFIRMATIVE       WITHHELD
                                                            VOTES            VOTES
                                                            -----            -----
1.   Election of the Company's Directors:

     Louis R. Bucalo, M.D.                               10,657,982          33,091
     Ernst-Gunter Afting, M.D., Ph.D.                    10,657,982          33,091
     Victor J. Bauer, Ph.D.                              10,657,982          33,091
     Michael K. Hsu                                      10,657,982          33,091
     Hubert Huckel, M.D.                                 10,657,982          33,091
     Marvin E. Jaffe, M.D.                               10,657,982          33,091
     Konrad M. Weis, Ph.D.                               10,657,982          33,091
     Kenneth J. Widder, M.D.                             10,657,982          33,091


                                                         AFFIRMATIVE       AGAINST
                                                            VOTES           VOTES       ABSTENTIONS
                                                         -----------       ---------    -----------
2.   Approval and ratification of the adoption
     of the Company's 1998 Stock Option:                  2,383,882       1,590,492       44,250


3.   Approval and ratification of the appointment of
     Ernst & Young LLP as independent auditors:          10,669,019          15,754        6,300


ITEM 5.   OTHER INFORMATION

          On September 15, 1998, Eurelio Cavalier was appointed to the registrant's Board of Directors. In connection with such appointment, he was granted options to purchase 10,000 shares of Common Stock at an exercise price of $2.47 per share, pursuant to the Company's 1998 Stock Option Plan.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1      Financial Data Schedule



     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the nine months ended September 30, 1998.

                                  SIGNATURES


   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TITAN PHARMACEUTICALS, INC.


          November 13, 1998        By: /s/ Louis R. Bucalo
                                      -------------------------------
                                      Louis R. Bucalo, M.D., President and
                                      Chief Executive Officer

          November 13, 1998        By: /s/ Robert E. Farrell
                                      -------------------------------
                                       Robert E. Farrell, Chief Financial
                                       Officer