Form 10-K
period 1998-12-31
TITAN PHARMACEUTICALS INC
filed 1999-03-31
CIK 910267

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______

                           COMMISSION FILE NO. 0-27436

                           TITAN PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                              94-3171940
                   --------                              ----------
      (State or other jurisdiction of                (I.R.S. employer
dentification incorporation or organization)       identification number)



    400 OYSTER POINT BLVD., SUITE 505, SOUTH SAN FRANCISCO, CALIFORNIA 94080
    ------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (650) 244-4990
                                 --------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock (excluding preferred stock convertible into and having voting rights on certain matters equivalent to 606,061 shares of common stock) held by non-affiliates of the registrant was approximately $51,697,091, based on the last sales price of the common stock as of March 25, 1999.

As of March 29, 1999, 15,378,053 shares of common stock, $.001 par value, of the registrant were issued and outstanding.

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

         Titan's product, Iloperidone, is currently in Phase III clinical testing for schizophrenia through a strategic alliance with Novartis Pharma AG. Novartis has tradenamed the product Zomaril-TM-, and the Phase III program, which will enroll 3,300 patients in 24 countries, has been named the ZEUS-TM-program (Zomaril Efficacy/Utility and Safety program). Zomaril is being developed for the treatment of schizophrenia and related psychotic disorders--a market expected to exceed $4 billion within one year. Also in the CNS arena, Titan is developing a unique cell based therapeutic, Spheramine-TM- for the treatment of Parkinson's disease. Titan's cancer therapeutics in clinical testing include three immunotherapeutics--CeaVac-TM-, TriAb-TM-, and TriGem-TM---that are designed to stimulate a patient's immune system against cancer cells. CeaVac-TM- is currently in multicenter double-blind prospectively controlled Phase II clinical testing for colorectal cancer. TriAb-TM- is currently in multicenter double-blind prospectively controlled Phase II clinical testing for breast cancer. TriGem-TM- has completed Phase I testing in melanoma, and Titan is pursuing later stage clinical trials through co-operative groups. Another anti cancer product in development, Pivanex-TM-, is a small molecule drug that acts as a cell differentiating agent. Pivanex is currently in Phase II clinical testing for non-small cell lung cancer. Additionally, Titan is developing gene therapy products for treating various cancers and a long term drug delivery system with applications in the treatment of CNS disorders.

         The Company was incorporated in Delaware in February 1992 and has been funded through various sources, including private placements of its securities, as well as an initial public offering of its securities in January 1996, corporate partnerships and government grants.

         Titan's gene therapy and long term drug delivery technologies are being developed in Titan's two consolidated subsidiaries: Ingenex, Inc., and ProNeura, Inc., respectively. Titan merged a former consolidated subsidiary, Theracell, Inc., into Titan in March 1999. References to the Company and its products herein include the products under development by the two subsidiaries.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company operates in only one business segment.

(c)  NARRATIVE DESCRIPTION OF BUSINESS


PRODUCT DEVELOPMENT PROGRAMS

         ILOPERIDONE-  SCHIZOPHRENIA AND RELATED PSYCHOTIC DISORDERS

         In January 1997, the Company entered into a license agreement with Hoechst Marion Roussel, Inc., pursuant to which it acquired an exclusive worldwide license to Iloperidone, an antipsychotic agent in development for treatment of schizophrenia and related disorders. Schizophrenia strikes early in life and is generally viewed as a chronic, life-long disorder. Schizophrenia is characterized by the presence of "positive" symptoms, such as delusions, hallucinations, and disorganized speech, and "negative" symptoms such as withdrawal and apathy. According to the World Health Organization, approximately 45 million people worldwide have some form of schizophrenia or a related psychotic disorder.

         Iloperidone is one of a new class of antipsychotic medications, referred to as atypical antipsychotics, which are believed to be more effective against most of the symptoms of schizophrenia with a lower incidence of side effects than older medications. The results of Phase II trials, demonstrate that Iloperidone may provide effective treatment against both positive and negative symptoms of schizophrenia, with low incidence of extrapyramidal symptoms and other significant side effects associated with antipsychotic compounds currently on the market.

         In November 1997, Titan entered into an agreement with Novartis Pharma AG in which Titan granted a sublicense to Novartis for the worldwide (with the exception of Japan) development, manufacturing and marketing of Iloperidone, tradenamed Zomaril-TM-. Pursuant to the Novartis sublicense, Novartis paid Titan approximately $17.4 million in license fees and reimbursement of research and development expenses and made a $5 million equity investment in Titan, and is required to make additional milestone and royalty payments to Titan and Hoechst. Novartis commenced its Phase III "ZEUS-TM-" program for Zomaril in August 1998.

         IMMUNOTHERAPEUTICS-  CANCER THERAPY

         The Company is engaged in development of cancer therapeutic vaccines utilizing anti-idiotypic ("anti-id") antibody technology licensed from the University of Kentucky Research Foundation. The anti-id therapeutics under development are targeted at a specific antigen that is primarily present on the targeted cancer cell and is not commonly found on normal tissue. From a molecular biological perspective the anti-id antibody is structurally similar to the cancer antigen. When injected into a patient, the vaccine acts as a trigger for the normal immune system's response of lymphocytes to attack cancer cells.

         The Company is developing three such products that have collectively demonstrated an immune response in humans against antigens associated with colon cancer, breast cancer, ovarian cancer, small cell lung cancer, melanoma and other cancers. The products are:

         -   CeaVac-TM-   The Company believes this product has potential
             utility in the treatment of adenocarcinomas, notably, colorectal cancer, non-small cell lung cancer, pancreatic cancer, gastric cancer and other cancers. Carcinoembryonic antigen is produced by the largest group of cancers, adenocarcinomas. In particular, this product has received significant interest in the international oncology community, as it is the first published report of a vaccine to consistently break carcinoembryonic antigen immune tolerance in humans. CeaVac-TM- is currently in multicenter, controlled Phase II clinical testing for colorectal cancer. The Company is also pursuing additional clinical studies through co-operative groups.

         - TriAb-TM- The Company believes this product has potential utility in the treatment of breast, ovarian and non-small cell lung cancer. TriAb-TM- is currently in multicenter double-blind controlled Phase II clinical testing for breast cancer.

         -   TriGem-TM-   The Company believes this product has potential
             utility in the treatment of melanoma, small cell lung cancer and sarcoma. TriGem-TM- has completed Phase I testing in melanoma and the Company is pursuing later stage clinical trials through co-operative groups.


         PIVANEX-TM--  ANTI-CANCER THERAPY BASED UPON CELLULAR DIFFERENTIATION

         Pivanex-TM- is made from a patented analog of butyric acid and has demonstrated in laboratory tests the ability to destroy cancer cells through the mechanism of cellular differentiation. Traditional cytotoxic chemotherapeutics tend to kill cancer cells preferentially because cancer cells divide more often and more rapidly than most normal cells. Unfortunately, such agents may also kill rapidly dividing normal cells, including blood cells and cells of the intestine lining, which leads to side effects such as anemia, nausea, vomiting and risk of infection. Unlike traditional cytotoxic chemotherapy, differentiation therapy represents a relatively new direction in cancer research, and involves the development of agents that, in contrast to the function of cytotoxic agents, induce cancer cells to differentiate and undergo terminal cellular senescence. Differentiation therapy may also lead to apoptosis, or what is known as normal "programmed cell death," resulting in the destruction of the cancer cells while sparing normal cells. Pivanex-TM- is currently in Phase II clinical testing in patients with non-small cell lung cancer.

         CELL THERAPY PRODUCTS-  PARKINSON'S DISEASE

         The Company is engaged in the development of cell-based therapeutics intended for use in the treatment of neurologic diseases. A majority of neurological disorders, including Parkinson's disease, Alzheimer's disease, stroke and epilepsy, occur when brain cells (neurons) die. Because neurons cannot readily regenerate in response to injury or cell death, most current pharmaceutical therapies are directed toward amplifying the function of the remaining neurons, an approach which becomes less effective over time as an increasing number of the neurons die. In addition, because traditional drugs are delivered through the blood stream to all body tissues, even though they are intended to act on only certain sites in the brain, side effects result from the delivery of the agents to these other non-target organs and tissues. The Company's proprietary technologies enable the development of cell-based therapies for minimally-invasive, site specific (i.e., stereotaxic) delivery to the central nervous system of therapeutic factors precisely where they are needed in order to treat the neurological disease or disorder.

         One of the Company's technologies, licensed on an exclusive worldwide basis from New York University, involves the direct implantation into the CNS of microscopic beads ("microcarriers"), the surfaces of which are coated with live cells that secrete therapeutic factors useful in the treatment of certain neurological diseases. The beads provide a matrix, or surface, to which cells attach and grow. The Company believes that this cell coated microcarrier technology can facilitate site-specific delivery of missing or deficient neurotransmitters and growth factors to diseased or injured areas of the brain by increasing the survival and successful engraftment of implanted cells. The Company's first product under development based on this technology is Spheramine-TM-, consisting of microcarriers coated with dopamine-producing human pigmented retinal epithelial cells intended for the treatment of Parkinson's disease. Preliminary evidence of efficacy of Spheramine has been demonstrated in a validated primate model of Parkinson's Disease (MPTP monkey model). Further preclinical studies in primates are in progress and the Company plans to begin Phase I/II clinical trials of this product in Parkinson's disease during 1999.

         Complementing the cell coated microcarrier technology is a technology based on Sertoli cells, which has been licensed exclusively on a worldwide basis from the University of South Florida. These unique cells secrete several growth factors potentially important to the repair and resprouting of damaged neurons. The Company is evaluating potential utility of this technology in selected therapeutic settings and seeking collaborative opportunities for further development.


         GENE THERAPY PRODUCTS-  CANCER

         The Company is currently developing RB94, a gene therapy product for the treatment of cancer, under an exclusive worldwide license from the Baylor College of Medicine held by Titan's Ingenex subsidiary. RB94 combines a truncated variant (p94) of the RB gene, a tumor suppressor gene, with a viral vector. The Company believes the form of the RB protein encoded by the RB94 gene therapy product is more effective at causing suppression of tumor cells than the full-length RB protein, based on data demonstrating in vitro suppression of numerous tumor types tested to date, including tumors of the bladder, prostate, cervix, bone, breast, lung and fibrous tissue. In addition, preliminary experiments indicate the modified gene is effective in suppressing some cancer cell lines in vitro that continue to contain the functional native RB gene.

         The potential gene therapy product RB94 will consist of the modified RB gene and an appropriate liposome or viral vector. The product would initially be delivered directly to tumor cells through local application. In collaboration with MD Anderson Cancer Center in Houston, Texas, the Company is currently testing RB94 in preclinical studies of solid tumors in mouse models, and during 1999 expects to conduct additional preclinical testing with other academic institutions in preparation for pilot clinical trials. Titan owns 81% of the outstanding stock of Ingenex.


         IMPLANTABLE DRUG DELIVERY SYSTEM

         The Company is developing a sustained drug delivery technology with application in the treatment of a number of neurologic and psychiatric disorders in which conventional treatment is limited by variability of drug concentration in blood and poor patient compliance. The technology, which has been licensed from the Massachusetts Institute of Technology, consists of a polymeric drug delivery system that potentially can provide controlled drug release over extended periods (i.e., from three months to more than one year). The technology involves imbedding the drug of interest in a polymer, which is then implanted subcutaneously to provide systemic delivery as body fluids wash over the implant and the drug is released. This results in a constant rate of release similar to intravenous administration. The Company believes that such long-term, linear release characteristics are highly desirable, avoiding peak and trough level dosing that poses problems for many CNS and other therapeutic agents.

         The Company is conducting further preclinical evaluation of prototype products through contract research and manufacturing organizations through its ProNeura subsidiary. The project is currently supported by an SBIR grant and the Company has applied for additional grants for further development. Titan currently owns approximately 79% of ProNeura.


SPONSORED RESEARCH AND LICENSE AGREEMENTS

         The Company is party to several agreements with research institutions, companies, universities and other entities for the performance of research and development activities and for the acquisition of licenses relating to such activities.

         ILOPERIDONE

         In January 1997, the Company acquired an exclusive worldwide license under United States and foreign patents and patent applications relating to the use of Iloperidone for the treatment of psychiatric and psychotic disorders and analgesia. The Hoechst agreement provides for the payment of an up-front license fee in cash and stock of $9.5 million, which was paid by the Company in 1997, as well as additional late stage milestone payments. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The Hoechst agreement also provides for the payment of royalties on net sales and requires the Company to satisfy certain other terms and conditions in order to retain its rights thereunder. In November 1997, the Company granted a sublicense to Novartis under which Novartis will continue all further development of Iloperidone and will make milestone payments to the Company equivalent to its milestone obligations to Hoechst, and will also pay Titan a net royalty on sales and the product.

         IMMUNOTHERAPEUTICS

         Effective May 31, 1996, the Company acquired an exclusive, worldwide license under certain United States and foreign patent and patent applications pursuant to a license agreement with the University of Kentucky Research Foundation. These patent and patent applications relate to the anti-idiotypic antibodies known as 3H1, 1A7 and 11D10 and their fragments, derivatives or analogs. The Kentucky agreement obligates the Company to fund research at the University of Kentucky at amounts agreed to on an annual basis, for the five year period ending November 14, 2001. The Kentucky agreement provides for the payment of certain license fees as well as royalties based on net sales of licensed products by the Company or any sublicensees. The Company must also pay all costs and expenses incurred in obtaining and maintaining patents, and diligently pursue a vigorous development program for the products in order to maintain its license rights under the Kentucky agreement.

         PIVANEX-TM-

         The Company has acquired, from Bar-Ilan Research and Development Co. Ltd., an exclusive, worldwide license to an issued United States patent and certain foreign patents, and patent applications covering novel analogs of butyric acid owned by Bar-Ilan University and Kupat Hulim Health Insurance Institution. The Bar-Ilan agreement provides for the payment by the Company to Bar-Ilan of royalties based on net sales of products and processes incorporating the licensed technology, subject to minimum annual amounts commencing in 1995, as well as a percentage of any income derived from any sublicense of the licensed technology. The Company must also pay all costs and expenses incurred in patent prosecution and maintenance. The Company's minimum annual royalty for 1999 and thereafter is $60,000.

         The Company must also satisfy certain other terms and conditions set forth in the Bar-Ilan agreement in order to retain its license rights thereunder, including the use of reasonable best efforts to bring any products developed under the Bar-Ilan agreement to market, the timely commencement of toxicology testing on small and large animals, the development of and compliance with a detailed business plan and the timely payment of royalty fees.

         CELL THERAPY PRODUCTS

         The Company acquired an exclusive, worldwide license under certain United States and foreign patent applications relating to the cell coated microcarrier technology pursuant to a research and license agreement with New York University. The NYU agreement provides for the payment of royalties based on net sales of products and processes incorporating licensed technology, as well as a percentage of any income it receives from any sublicense thereof. The Company is also obligated to reimburse NYU for all costs and expenses incurred by NYU in filing, prosecuting and maintaining the licensed patents and patent applications.

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

         In March 1996, the Company acquired an exclusive, worldwide license under United States and foreign patent applications relating to the Sertoli cell technology pursuant to a license agreement with the University of South Florida and the University of South Florida Research Foundation, Inc.. The South Florida agreement provides for the payment of royalties based on net sales by the Company or any sublicensees of products and processes incorporating licensed technology. The Company is also obligated to reimburse South Florida for all costs and expenses incurred by South Florida in filing, prosecuting and maintaining the licensed patent rights. The Company must satisfy certain other terms and conditions of the USF agreement in order to retain its license rights thereunder. These include the development and introduction into clinical trials of at least one product within three years of such date and an additional product every two years thereafter until commercialization of one product and the timely payment of license and royalties.


         GENE THERAPY PRODUCTS

         In October 1992, the Company acquired an exclusive, worldwide license under United States and foreign patent applications assigned to Baylor College of Medicine relating to the RB gene, including its use in conferring senescence to tumors that form the basis of RB94. The Baylor license provides for royalties based on net sales of products and processes incorporating the licensed technology, subject to certain minimum annual amounts and a percentage of sublicensing income arising from the license of such products and processes. Under the Baylor license, the Company must use reasonable best efforts to bring any products developed under the Baylor license to market, develop and comply with a detailed business plan, fund research pursuant to the Baylor research agreement, commence a cancer therapy research program, make timely payment of royalty fees and pay all costs and expenses incurred in patent filing, prosecution and maintenance.

         The Company is a party to several license agreements with the University of Illinois at Chicago which grant the Company the exclusive worldwide license under certain issued patents and patent applications, including those relating to methods for preventing multi-drug resistance and the human MDR1 gene. The exclusive nature of the Chicago licenses is subject in certain instances to certain reservations, including the use of all or part of the subject matter of the licenses for research, education and other non-commercial purposes. In addition, the Company's rights under the MDR1 license are subject to a non-exclusive right granted to Glaxo-Wellcome to transfect cell lines with the MDR1 gene, and to use the transfectants for research purposes. Glaxo-Wellcome does not, however, have the right to sell or transfer the transfectants or any derivatives thereof, without the written authorization of the University of Illinois at Chicago.

         The Company has acquired an exclusive license from MIT under an issued patent relating to the use of MDR genes for creating and selecting drug resistant mammalian cells. The MIT license is subject to prior grants of (a) an irrevocable, royalty-free, nonexclusive license granted to the United States government, (b) non-exclusive licenses granted to Eli Lilly, Inc. and Genetics Institute, Inc. for research purposes and (c) non-exclusive, commercial licenses that may be granted pursuant to options granted to Eli Lilly and Genetics Institute to use aspects of the licensed technology but only to make products that do not incorporate genes claimed in the patent, proteins expressed by such genes or antibodies and inhibitors to such genes. The MIT license provides for the payment of royalties based on net sales of products and processes incorporating the licensed technology, subject to certain minimum annual amounts, a percentage of sublicensing income arising from the license of such products and processes, and the issuance to MIT of shares of Ingenex's common stock. Under the MIT license, the Company must also use reasonable best efforts to bring any products developed under the MIT license to market, develop and comply with a detailed business plan and make timely payment of license and royalty fees.


         IMPLANTABLE DRUG DELIVERY SYSTEM

         The Company has acquired from MIT an exclusive worldwide license to certain United States and foreign patents relating to the implantable drug delivery system. The MIT license required the Company to invest $1,800,000 in operating capital toward development of products and processes covered by the MIT license during the two years ended September 1997, of which $1,685,000 has been invested to date. The exclusive nature of the MIT license was also subject to the condition that an IND application had been filed with the FDA by December 31, 1997. MIT has agreed to change the September 30 and December 31, 1997 dates to December 31, 1999. The Company must also satisfy certain other usual terms and conditions set forth in the MIT license in order to retain its license rights thereunder, including payment of royalties based on sale of products and processes incorporating the licensed technology, as well as a percentage of income derived from sublicenses of the licensed technology.



PATENTS AND PROPRIETARY RIGHTS

         GENERAL

         The Company has obtained rights to certain patents and patent applications relating to its proposed products and may, in the future, seek rights from third parties to additional patents and patent applications. The Company also relies on trade secrets and proprietary know-how, which it seeks to protect, in part, by confidentiality agreements with employees, consultants, advisors, and others. For risks faced by the Company with respect to such patents and proprietary rights, see "Risk Factors - We Have Limited Patent Protection and May be Unable to Obtain or Retain Patents and Proprietary Rights."

         ZOMARIL-TM-  (ILOPERIDONE)

         The Company is the exclusive licensee under the Hoechst license of issued and pending United States and foreign patents and patent applications relating Iloperidone, including its use in the treatment of psychiatric disorders, psychotic disorders and analgesia. Prosecution of various divisional and continuation applications and their foreign counterparts continues satisfactorily; although it is uncertain whether additional patents will be granted. The Company has no knowledge of any matters or issues which would appear to materially, negatively affect the validity and/or enforceability of the claims directed to Zomaril in either the issued patents and/or the associated counterparts that claim the priority of the U.S. patent applications.

         IMMUNOTHERAPEUTICS

         The Company is the exclusive licensee under the Kentucky agreement of certain United States and foreign patents and patent applications relating to the anti-idiotype antibodies known as 3H1, 1A7 and 11D10 and their fragments, derivatives or analogs. In April 1997, a U.S. patent was issued for the composition and method of use of the 1A7 antibody. Prosecution of patents covering the 3H1 and 11D10 antibodies continues satisfactorily, as does prosecution of various divisional and continuation applications and their foreign counterparts, although it is uncertain whether additional patents will be granted. The Company has no knowledge of any matters or issues which would appear to materially, negatively affect the validity and/or enforceability of these patent rights.

         PIVANEX-TM-

         The Company is the exclusive licensee under the Bar-Ilan agreement of an issued United States patent and certain foreign patents, and patent applications covering novel analogs of butyric acid. Prosecution of various divisional and continuation applications and their foreign counterparts continues satisfactorily; although it is uncertain whether additional patents will be granted. The Company has no knowledge of any matters or issues which would appear to materially, negatively affect the validity and/or enforceability of these patent rights.


         GENE THERAPY PRODUCT - RB94

         The Company is the exclusive licensee under the Baylor license of United States and foreign patent applications relating to the RB gene, including its use in conferring senescence to tumors that form the basis of RB94. Prosecution of patents covering RB94 continues satisfactorily, as does prosecution of various divisional and continuation applications and their foreign counterparts; although it is uncertain whether additional patents will be granted.

         The Company is aware of the existence of a prior art reference, European Patent Application 0 259 031 ("EP 0 259 031"), which discloses a DNA sequence corresponding to the sequence of the RB94 DNA molecule that is claimed in an issued U.S. patent licensed by the Company from Baylor (the "Baylor patent"). The Baylor patent also contains claims directed to specific expression vectors containing these DNA molecules. Although a patent is presumed valid, there can be no assurance that the claims of the Baylor patent, if challenged, will not be found invalid. In any event, given that EP 0 259 031 relates to DNA molecules but not to methods of gene therapy, the existence of this reference alone would not, as a matter of U.S. law, be expected to affect the patentability of claims directed to the use of the RB94 DNA molecule in gene therapy for certain cancers, which gene therapy claims presently are pending in a related patent application licensed by the Company from Baylor.


         CELL THERAPY PRODUCTS

         The Company is the exclusive licensee under the NYU license of United States and foreign patent applications relating to the Company's cell coated microcarrier technology. The Patent and Trademark Office has issued two U.S. patents on the core subject material underlying the NYU license. An Australian patent on the core material of a patent application underlying the NYU license was granted in May 1996. Prosecution of various divisional and continuation applications and their foreign counterparts continues satisfactorily, although it uncertain whether additional patents will be granted.

         The Company is the exclusive licensee under the South Florida agreement of United States and foreign patent and patent applications related to Sertoli cell technology. In December 1997, a U.S. patent was issued covering a method for treating Parkinson's disease by stereotoxic implantation of Sertoli cells directly into the affected area of the brain without the need for immunosuppression. In November 1998, a U.S. patent was issued covering the use of Sertoli cells as a facilitator in the transplantation of therapeutic cells into the brain and spinal cord. In October 1998, a U.S. patent was issued covering a purified and isolated Sertoli cell-secretory cell hybrid.

         The Company is aware of issued U.S. patents and patent applications relating to use of Sertoli cells in transplantation filed by Research Corporation Technologies. These patents and applications may affect the ability to practice certain claims in the issued South Florida patents and pending patent applications. The Company and South Florida believe they may have certain rights in the Research Corporation patents. The exercise of these rights will depend on an inventorship determination, the outcome of which is uncertain at this time.

         IMPLANTABLE DRUG DELIVERY SYSTEM

         The Company is the exclusive licensee under the MIT license to three United States and certain European patents relating to an implantable drug delivery system. The Company has no knowledge of any matters or issues which would appear to materially, negatively affect the validity and/or enforceability of these patent rights.


COMPETITION

         The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including major pharmaceutical companies and specialized biotechnology companies, are engaged in the development and commercialization of therapeutic agents designed for the treatment of the same diseases and disorders targeted by the Company. Many of our competitors have substantially greater financial and other resources, larger research and development staffs and more experience in the regulatory approval process. Moreover, potential competitors have or may have patent or other rights that conflict with patents covering our technologies.

         With respect to the product candidate Iloperidone, several products categorized as atypical antipsychotics are already on the market. Specifically, Risperidal(R) sold by Janssen Pharmaceuticals, Zyprexa(R) sold by Eli Lilly, Clozaril(R) sold by Novartis and Seroquel(R) sold by Zeneca. Competition among these companies is already intense and Iloperidone, expected to be the fifth or sixth such product on the market, will face severe competition. The success of Iloperidone will depend on how it can be differentiated from products already on the market on the basis of efficacy, side effect profile, cost, availability of formulations and dose requirements, among other things.

         With regard to its immunotherapeutic products, the Company is aware of several companies involved in the development of cancer therapeutics that target the same cancers as the products under development by the Company. Such companies include Progenics, Biomira, AltaRex, Genentech, ImClone and Glaxo-Wellcome.

         With regard to its CNS technologies, the Company is aware of several new drugs for Parkinson's disease that are in preclinical and clinical development. Amgen is pursuing clinical trials in Parkinson's patients with GDNF and is collaborating with Medtronics, Inc. in its delivery to the CNS. In addition, several well-funded public and private companies are actively pursuing alternative cell transplant technologies, including Somatix Therapy Corporation, CytoTherapeutics Inc. and Diacrin, Inc. The technology under development by Diacrin, Inc. involves using antibodies to eliminate the need for immunosuppression when transplanting fetal pig cells into Parkinson's patients, and would directly compete with Spheramine-TM-.

         With regard to its gene therapy products, the Company is aware of several development stage and established enterprises that are exploring the field of human gene therapy or are actively engaged in research and development in the area of multi-drug resistance, including Genetix Pharmaceuticals, Inc. and two research organizations receiving funding from the National Institutes of Health. We are aware of other commercial entities that have produced gene therapy products used in human trials. Further, it is expected that competition in this field will intensify.

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

         See "Risk Factors--We Face Intense Competition."


GOVERNMENT REGULATION

         In order to obtain FDA approval of a new drug, a company generally must submit proof of purity, potency, safety and efficacy, among others. In most cases, such proof entails extensive clinical and preclinical laboratory tests.

         The procedure for obtaining FDA approval to market a new drug involves several steps. Initially, the manufacturer must conduct preclinical animal testing to demonstrate that the product does not pose an unreasonable risk to human subjects in clinical studies. Upon completion of such animal testing, an IND must be filed with the FDA before clinical studies may begin. An IND application consists of, among other things, information about the proposed clinical trials. Among the conditions for clinical studies and IND approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to good manufacturing practices, which must be followed at all times. Once the IND is approved (or if FDA fails to act within 30 days), the clinical trials may begin.

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

         The results of the preclinical and clinical testing on new drugs are submitted to the FDA in the form of a new drug application for new drugs. The NDA approval process requires substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may refuse to approve an NDA if applicable regulatory requirements are not satisfied. Product approvals, if granted, may be withdrawn if compliance with regulatory standards is not maintained or problems occur following initial marketing.

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

         In addition, the Company's gene therapy product candidate is subject to guidelines established by NIH, covering deliberate transfers of recombinant DNA into human subjects conducted within NIH laboratories or with NIH funds, which provide that such products must be approved by the NIH Director. The NIH has established the Recombinant DNA Advisory Committee which sets forth guidelines concerning approval of NIH-supported research involving the use of recombinant DNA. Although the jurisdiction of the NIH applies only when NIH-funded research or facilities are involved in any aspect of the protocol, the Advisory Committee encourages all gene transfer protocols to be submitted for its review. We intend to comply with the Advisory Committee and NIH guidelines.

         The Company believes it is in compliance with all material applicable regulatory requirements. However, see "Risk Factors - We Must Comply with Extensive Government Regulations " for additional risks faced by the Company regarding regulatory requirements and compliance.


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


EMPLOYEES

         The consolidated Company currently has 24 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. See "Risk Factors - We May Not Be Able to Retain Our Key Management and Scientific Personnel."

RISK FACTORS

         WE HAVE A HISTORY OF OPERATING LOSSES AND MAY NEVER BE PROFITABLE. Through December 31, 1998, we had accumulated net losses since inception of approximately $54.1 million. We will continue to incur losses for the foreseeable future as a result of the various costs associated with our research, development, financial, administrative, regulatory and management activities. We may never achieve or sustain profitability.

         WE WILL NEED ADDITIONAL CAPITAL. At March 15, 1999, we had working capital of approximately $13 million which we believe will enable us to fund our current plan of operations for at least 18 months. We will be required to seek substantial additional financing after such time to continue our product development activities and to commercialize any products that we may successfully develop. We do not have any funding commitments or arrangements other than our bank line. If we are unable to enter into a corporate collaboration, complete a debt or equity offering, or otherwise obtain any needed financing, we will be required to reduce, defer or discontinue our product development programs. We may be required to obtain funds on terms that are not favorable to us and our stockholders.

         OUR PRODUCTS ARE AT AN EARLY STAGE OF DEVELOPMENT AND MAY NOT BE SUCCESSFULLY DEVELOPED OR COMMERCIALIZED. Our proposed products are at various stages of development, but all will require significant further clinical development, testing and regulatory clearances prior to commercialization. We are subject to the risk that some or all of our proposed products:

-        will be found to be ineffective or unsafe;
-        will not receive necessary regulatory clearances;
- will not be capable of being produced in commercial quantities at reasonable costs; or
-        will not be successfully marketed.

We may experience unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, marketing and competition, and our costs and expenses could exceed current estimates. We cannot predict whether we will successfully develop and commercialize any products.

         WE MUST COMPLY WITH EXTENSIVE GOVERNMENT REGULATIONS. Our research, development and pre-clinical and clinical trial activities and the manufacturing and marketing of any products which we may successfully develop are subject to an extensive regulatory approval process by the FDA and other regulatory agencies in the U.S. and other countries. The process of obtaining required regulatory approvals for drugs, including conducting preclinical and clinical testing, is lengthy, expensive and uncertain. Even after such time and expenditures, we may not obtain necessary regulatory approvals for clinical testing or for the manufacturing or marketing of any products. Regulatory approval may entail limitations on the indicated usage of a drug, which may reduce the drug's market potential. Even if regulatory clearance is obtained, post-market evaluation of the products, if required, could result in restrictions on a product's marketing or withdrawal of the product from the market as well as possible civil or criminal sanctions. We depend on laboratories and medical institutions conducting preclinical studies and clinical trials to maintain both good laboratory and good clinical practices. We will also depend upon the manufacturers of any products we may successfully develop to comply with cGMP.

         In addition, we and our collaborative partners may be subject to regulation under state and federal laws, including requirements regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and may be subject to other local, state, federal and foreign regulation. We cannot predict the impact of such regulation on us, although it could be material and adverse.

         WE HAVE LIMITED PATENT PROTECTION AND MAY BE UNABLE TO OBTAIN OR RETAIN PATENTS AND PROPRIETARY RIGHTS

         Our future success will depend to a significant extent on our ability to:

-        obtain and enforce patent protection on our products and technologies;
-        maintain trade secrets; and
- operate and commercialize products without infringing on the patents or proprietary rights of others.

Our patents may not afford any competitive advantages and may be challenged or circumvented by third parties. Further, patents may not issue on pending patent applications. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before a potential product can be commercialized, any related patent may expire, or remain in existence for only a short period following commercialization, reducing any advantage of the patent.

         Our business may be materially adversely affected if we fail to obtain and retain needed patents, licenses or proprietary information. Others may independently develop similar technologies or duplicate any technology we develop. Furthermore, costly and time consuming litigation may be necessary to:

-        enforce any of our patents;
-        determine the scope and validity of the patent rights of others; or
- respond to a legal action against us claiming damages for infringement of patent rights or other proprietary rights or seeking to enjoin commercial activities relating to the affected product or process.

The outcome of any such litigation is highly uncertain.

         To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed products, disputes may arise as to the proprietary rights to such information which may not be resolved in our favor. Most of our consultants are employed by or have consulting agreements with third parties and any inventions discovered by such individuals generally will not become our property. There is a risk that other parties may breach confidentiality agreements or that our trade secrets become known or independently discovered by competitors, which could adversely affect us.

         WE FACE INTENSE COMPETITION. Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase. We will face competition from numerous companies that currently market, or are developing, products for the treatment of the diseases and disorders we have targeted. Many of these entities have significantly greater research and development capabilities, experience in obtaining regulatory approvals and manufacturing, marketing, financial and managerial resources than us. We also compete with universities and other research institutions in the development of products, technologies and processes as well as for the recruitment of highly qualified scientific personnel. Our competitors may succeed in developing technologies or products that are more effective than the ones we have under development or that render our proposed products or technologies noncompetitive or obsolete. In addition, certain of such competitors may achieve product commercialization or patent protection earlier than us.

         WE ARE DEPENDENT UPON OUR KEY COLLABORATIVE RELATIONSHIPS AND LICENSE AND SPONSORED RESEARCH AGREEMENTS. As a small company with limited resources, we rely significantly on the resources of third parties to conduct research and development. For example, our ability to ultimately derive revenues from Iloperidone is almost entirely dependent upon Novartis conducting the Phase III trials and completing the regulatory approval process and implementing the marketing program necessary to commercialize Iloperidone if the trials are successful. Our success in the future will depend, in part, on our ability to maintain existing collaborative relationships and to develop new collaborative relationships with third parties. Our license agreements relating to the in-licensing of technology generally require the payment of up-front license fees and royalties based on sales with minimum annual royalties, the use of due diligence in developing and bringing products to market, the achievement of funding milestones and, in some cases, the grant of stock to the licensor. Our sponsored research agreements generally require periodic payments on an annual or quarterly basis. Some agreements also require funding or production facilities relating to clinical research. Our failure to meet financial or other obligations under license or sponsored research agreements in a timely manner could result in the loss of our rights to proprietary technology or our right to have the applicable university or institution conduct research and development efforts.

         WE WILL BE DEPENDENT ON THIRD PARTIES TO MANUFACTURE AND MARKET ANY PRODUCTS WE MAY SUCCESSFULLY DEVELOP. To date, we have not introduced any products on the commercial market. We do not expect to have the resources in the foreseeable future to allocate to the manufacture or direct marketing of any proposed products and, therefore, it is intended that collaborative arrangements be pursued regarding the manufacture and marketing of any products that may be successfully developed. We may be unable to enter into additional collaborative arrangements to manufacture or market any proposed products or, in lieu thereof, establish our own manufacturing operations or sales force.

         WE MAY NOT BE ABLE TO RETAIN OUR KEY MANAGEMENT AND SCIENTIFIC PERSONNEL. As a small company with a limited number of personnel, we are highly dependent on the services of Dr. Louis R. Bucalo, President and Chief Executive Officer, as well as the other principal members of our management and scientific staff. The loss of one or more of such individuals could substantially impair ongoing research and development programs and could hinder our ability to obtain corporate partners. Our success depends in large part upon our ability to attract and retain highly qualified personnel. We compete in our hiring efforts with other pharmaceutical and biotechnology companies, as well as universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain personnel.

         FUTURE SALES OF SHARES IN THE PUBLIC MARKET COULD ADVERSELY IMPACT OUR STOCK PRICE. Future sales of our Common Stock by existing stockholders pursuant to Rule 144 under the Securities Act, pursuant to an effective registration statement or otherwise, could have an adverse effect on the market price of our securities. All of our "restricted" shares and warrants, other than the 2,254,545 shares sold in our 1999 private placement and shares held by our affiliates, are eligible for immediate resale in the public market under Rule 144(k) of the Securities Act. In addition, we have agreed to file a registration statement covering the resale of the private placement shares in April 1999.


ITEM 2.  PROPERTIES

         The Company has a four-year lease, expiring in June 2002, for approximately 10,000 square feet of office space in South San Francisco, California. The monthly rental payment is $21,315. The Company also has a four-year lease, expiring in October 2002, for approximately 4,200 square feet of space in Somerville, New Jersey, at a monthly rental payment of $7,100.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      PRICE RANGE OF SECURITIES

         Through November 20, 1998, Titan's common stock traded on the Nasdaq SmallCap Market under the symbol TTNP. On November 23, 1998, the common stock began trading on the American Stock Exchange under the symbol TTP. The table below sets forth the high and low sales prices of Titan's common stock as reported by the Nasdaq SmallCap Market and the American Stock Exchange for the periods indicated. For the period during which Titan was listed on the Nasdaq SmallCap Market, prices are based on quotations between dealers, do not reflect retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

                                                  High                Low
                                                  ----                ---
Fiscal Year Ended December 31, 1998:

         First Quarter                         $  5.750            $  4.625
         Second Quarter                        $  6.125            $  3.813
         Third Quarter                         $  5.125            $  2.188
         Fourth Quarter                        $  3.938            $  1.844

Fiscal Year Ended December 31, 1997:

         First Quarter                         $  9.500            $  2.625
         Second Quarter                        $  4.000            $  2.125
         Third Quarter                         $  5.250            $  2.375
         Fourth Quarter                        $  6.688            $  3.750

(b)      APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

         The number of record holders of the Company's common stock as of March 29, 1999 was approximately 268. Based on the last ADP search, the Company believes there are in excess of 3,000 beneficial holders of the common stock.

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

                                                                           Years Ended December 31,
                                                     -------------------------------------------------------------
                                                        1998        1997         1996         1995         1994
                                                     ----------  ----------   ----------   ----------   ----------
                                                                             (in thousands)
STATEMENT OF OPERATIONS DATA:
  Total revenues (1)                                 $     ---   $  17,500    $     259    $     140    $     ---
  Costs and expenses
   Research and development                              7,813       9,310        5,567        5,202       10,602
   Acquired in-process research and development            ---       9,500          ---          686          ---
   General and administrative                            3,708       6,514        5,264        3,658        2,504
  Other income (expense) - net (2)                         907       8,415       (2,294)      (2,288)         104
  Net income (loss)                                    (10,614)        592      (12,856)     (11,693)     (12,974)
  Basic net income (loss) per share
     (pro forma in 1995)                             $   (0.81)  $    0.05    $   (1.67)   $   (1.74)         ---
  Diluted net income (loss) per share                $   (0.81)  $    0.04    $   (1.67)   $   (1.74)         ---

(1) Revenues for 1997 include $17,352,203 from up-front fees related to the sublicense of Iloperidone to Novartis.
(2) Other income for 1997 includes a gain of $8,361,220 from the sale of a research technology.

                                                                           As of December 31,
                                                     -------------------------------------------------------------
                                                        1998        1997         1996         1995         1994
                                                     ----------  ----------   ----------   ----------   ----------
                                                                             (in thousands)
BALANCE SHEET DATA:
   Working capital (deficiency)                      $  10,215   $  23,642    $  12,174    $  (6,232)   $  (2,224)
   Total assets                                         12,228      25,594       16,366        4,732        3,069
   Long-term debt                                          ---         ---        1,200        2,036        1,011
   Accumulated deficit                                 (54,123)    (43,508)     (44,100)     (31,244)     (19,551)
   Stockholders' equity (deficiency)                     9,406      17,178       11,411       (5,823)      (2,865)

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


OVERVIEW

         Since its inception, the Company has devoted substantially all of its resources to acquisition of product candidates, research and development programs, and general and administrative expenditures needed to support these activities. At December 31, 1998, the Company had an accumulated deficit of approximately $54,100,000 and working capital of approximately $10,200,000.

         The Company's most advanced product candidate, Iloperidone, is a novel antipsychotic agent under development for the treatment of patients with schizophrenia. Iloperidone is currently in Phase III clinical testing through a strategic alliance with Novartis Pharma AG. Titan's cancer portfolio includes three therapeutic cancer vaccines--CeaVac-TM-, TriAb-TM-, and TriGem-TM---that are designed to stimulate a patient's immune system against cancer cells. CeaVac-TM- is currently in multicenter, controlled Phase II clinical testing for colorectal cancer. TriAb-TM- is currently in multicenter, controlled Phase II clinical testing for breast cancer. TriGem-TM- has completed Phase I testing in melanoma and the Company is pursuing additional clinical trials through co-operative groups. The Company is also currently conducting a Phase II clinical trial with Pivanex-TM-, a novel synthetic analog of butyric acid, for the treatment of patients with non-small cell lung cancer. Additionally, Titan is developing a unique cell based therapeutic, Spheramine-TM- for the treatment of patients with Parkinson's disease. During 1999, the Company expects to begin a Phase I/II clinical testing with Spheramine-TM-. Other programs at Titan in preclinical development include a gene therapy product and an implantable drug delivery technology.


RESULTS OF OPERATIONS

         FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

         There were no revenues for the year ended December 31, 1998 compared to $17,500,000 for the year ended December 31, 1997. Total revenues for 1997 were comprised of approximately $17,350,000 from one time, up-front fees related to the license of Iloperidone to Novartis and $148,000 from U.S. government grants.

          From inception through December 31, 1998, research and development expenses totaled $54,890,000, and general and administrative expenses totaled $22,050,000. Research and development expenses for 1998 were $7,813,000, as compared to $18,810,000 for 1997, a decrease of $10,997,000, or 58%. 1997 includes $9,500,000 of acquired in-process research and development expense related to the acquisition of Iloperidone, the development of which is now being funded by Novartis pursuant to the partnering agreement established by Titan and Novartis in November 1997. General and administrative expenses for 1998 were $3,708,000, as compared to $6,514,000 for 1997, a decrease of $2,806,000, or 43%. The decrease is attributable to the merger of a former subsidiary with and into the Company in August 1997, with a subsequent reduction in personnel and other expenses, as well as the reduction in overhead associated with the sale of a research technology by Ingenex in June 1997.

         Other income for 1998 was $907,000 compared with $8,415,000 for 1997. Other income for 1998 includes interest income of $848,000. Other income for 1997 includes a gain of approximately $8,361,000 from the sale of a research technology, and interest income of $666,000. Interest expense decreased to approximately $200 during 1998 from $227,000 during 1997. Other income for 1997 also includes losses of approximately $591,000 representing the Company's share of the losses of Ansan Pharmaceuticals, Inc., a former subsidiary of the Company.

         As a result of the foregoing, the Company had a net loss of $10,614,000 during 1998 compared to net income of $592,000 during 1997.

         None of the Company's products have been commercialized, and the Company does not expect to generate any revenue from product sales for the foreseeable future. The Company also expects that general and administrative costs necessary to support such research and development activities will continue at the present rate. The Company will also seek to identify new technologies and/or product candidates for possible in-licensing or acquisition. Accordingly, the Company expects to incur increasing operating losses for the foreseeable future. There can be no assurance that the Company will ever achieve profitable operations.

         FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

         Total revenues were $17,500,000 for 1997 and $259,000 for the year ended December 31, 1996. The increase was attributable to one time, up-front fees related to the license of Iloperidone to Novartis.

         Research and development expenses for 1997 were $18,810,000 (including $9,500,000 of acquired in-process research and development), as compared to $5,567,000 for 1996, an increase of $13,243,000 or 238%. The increase resulted from the expansion of the Company's development activities, including the acquisition and further development of Iloperidone.

         General and administrative expenses for 1997 were $6,514,000, as compared to $5,264,000 for 1996, an increase of $1,250,000, or 24%. This increase reflects additional administrative support for the Company's expanded development activities.

         Other income includes interest income of $666,000 during 1997 as compared to $716,000 during 1996. Interest expense was $227,000 during 1997 as compared to $2,011,000 during 1996. Approximately $1,408,000 of the 1996 expense reflects a non-recurring charge due to the repayment in January 1996 of notes issued in a bridge financing. This non-recurring charge represents the unamortized portion of the $1,800,000 debt discount and $458,000 of debt issuance costs relating to the bridge notes. Other income for 1997 and 1996 also includes $591,000 and $999,000, respectively, of losses representing the Company's share of the losses of Ansan.

         The Company had net income of $592,000 during 1997 compared with a net loss of $12,856,000 during 1996.

         Upon completion of the Company's initial public offering in January 1996, the Company's previously outstanding shares of preferred stock were converted automatically into shares of common stock at adjusted conversion prices per common share less than the public offering price per common share. The deemed benefit to the preferred stockholders approximated $5,400,000, which deemed benefit was recorded by offsetting charges and credits to additional paid-in capital at the time of conversion. There was no effect on net loss from the mandatory conversion. However, the amount increased the loss allocable to common stock in the calculation of net loss per share in the period of the conversion.


IMPACT OF YEAR 2000

         GENERAL

         The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, or engage in similar normal business activities.

         SYSTEM ASSESSMENT

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

         Significant functions related to the Company's clinical trials are carried out by contract research organizations ("CRO's"). These functions include, but are not limited to, clinical study monitoring, biostatistics, data management and drug manufacturing. To the extent that the systems of CRO's produce incorrect information or cause incorrect interpretation of the information that they produce, the Company is at risk for making invalid conclusions about the nature, efficacy, or safety of its products or technologies which could lead to abandoning potentially lucrative products or technologies or invalidly continuing development and pursuing FDA approval of others. The Company is in the process of contacting its significant suppliers and CRO's and requesting that they provide certificates of compliance with relation to this issue. At this time the Company is not aware of any suppliers or CRO's with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that its suppliers or CRO's will be Year 2000 ready. The inability of its suppliers or CRO's to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by other external agents is not determinable.

         COSTS AND CONTINGENCIES

         To date, the Company has expended only internal costs to assess the Year 2000 Issue. Letters of Year 2000 compliance from internal software providers tend to indicate that the Company will not be exposed to any material expenditures for replacements of such systems, however there can be no assurance of this. Also, it is not yet possible to ascertain if any expenditure will be required to replace systems, subcontractors or the work performed by such subcontractors. While vendor assurances and internal testing are useful in assessing Year 2000 issues, neither can provide absolute assurance that no Year 2000 problems will or can occur. During 1999, the Company will continue to refine its plans in an attempt to assure the Year 2000 Issue will not materially adversely affect their business operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations from inception primarily through private placements of its securities, as well as the IPO. During 1997, the Company also received approximately $25,861,000 from up-front license fees related to the Novartis sublicense and the sale of a research technology.

         In January 1999, the Company completed a private placement of 2,254,545 shares of its Common Stock for net proceeds of approximately $5,790,000, after deducting fees and commissions and other expenses of the offering.

         In November 1998, the Company agreed to guarantee certain debt obligations of the Company's Chief Executive Officer. Under said guarantee, the Company may be obligated to make a payment of up to $400,000. The Company's Chief Executive Officer has pledged approximately 300,000 shares of the Company's common stock, owned by the Chief Executive Officer, to secure the debt.

         In January 1997, the Company entered into an exclusive license agreement with Hoechst Marion Roussel, Inc., ("Hoechst") pursuant to which the Company received the worldwide patent rights and know-how related to the antipsychotic agent Iloperidone. The Company paid, during 1997, an up-front license fee consisting of: (i) $4,000,000 in cash and (ii) $5,500,000 through the issuance of 594,595 shares of common stock (the "Hoechst Shares".) The Company was obligated to pay to the difference between $5,500,000 and the net proceeds received by Hoechst upon sale of the Hoechst Shares. In February 1998, Hoechst received net proceeds of approximately $2,456,000 upon sale of the Hoechst Shares. Accordingly, in March 1998, the Company paid to Hoechst approximately $3,044,000.

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

         The Company expects to continue to incur substantial additional operating losses from costs related to continuation and expansion of research and development, clinical trials, and increased administrative and fund raising activities over at least the next several years. To preserve operating capital, the Company has chosen to strategically focus on development of its later stage products in clinical development, and at least temporarily reduce or eliminate spending on certain preclinical programs. While the Company has sufficient working capital to sustain planned operations for a period greater than 12 months, the Company may seek additional financing sooner, depending on numerous factors including, but not limited to, the progress of the Company's research and development programs, the results of clinical studies, technological advances, determinations as to the commercial potential of the Company's products, and the status of competitive products. In May 1998, the Company negotiated a $5,000,000 bank line of credit. To date the Company has not borrowed against this facility. In addition, certain expenditures will be dependent on the establishment of collaborative relationships with other companies, the availability of financing, and other factors. In any event, the Company anticipates that it will require substantial additional financing in the future. There can be no assurance as to the availability or terms of any required additional financing, when and if needed.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has reviewed the requirements of Item 7A and has determined that these disclosures are not applicable.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The response to this item is included in a separate section of this Report. See "Index to Consolidated Financial Statements" on Page F-1.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

         The following table sets forth the names, ages and positions of the executive officers and directors of the Company.

Name                                        Age       Position
----                                        ---       --------
Louis R. Bucalo, M.D.(1)                    40        President, Chief Executive Officer and Director
Sunil Bhonsle                               49        Executive Vice President and Chief Operating Officer
Richard C. Allen, Ph.D.                     56        Executive Vice President
Robert E. Farrell                           49        Executive Vice President and Chief Financial Officer
Victor Bauer, Ph.D.                         63        Executive Director; Corporate Development and Director
Eurelio M. Cavalier                         66        Director
Michael K. Hsu (2)                          50        Director
Hubert Huckel, M.D.(1)(3)                   67        Director
Marvin E. Jaffe, M.D.(1)(3)                 62        Director
Konrad M. Weis, Ph.D.(1)                    70        Director
Kenneth J. Widder, M.D.(1)(3)               46        Director
Ernst-Gunter Afting, M.D., Ph.D.(2)         56        Director

-----------------------------------------
(1)      Member of Executive Committee
(2)      Member of Audit Committee
(3)      Member of Compensation Committee

         LOUIS R. BUCALO, M.D. is a founder of the Company and has served as the Company's President and Chief Executive Officer since January 1993. Dr. Bucalo has served as a director of the Company since March 1993. From July 1990 to April 1992, Dr. Bucalo was Associate Director of Clinical Research at Genentech, Inc., a biotechnology company. Dr. Bucalo holds an M.D. from Stanford University and a B.A. in biochemistry from Harvard University.

         SUNIL BHONSLE joined the Company as Executive Vice President and Chief Operating Officer in September 1995. Mr. Bhonsle served in various positions, including Vice President and General Manager-Plasma Supply and Manager-Inventory and Technical Planning, at Bayer Corporation from July 1975 until April 1995. Mr. Bhonsle holds an M.B.A. from the University of California at Berkeley and a B.Tech. in chemical engineering from the Indian Institute of Technology.

         RICHARD C. ALLEN, PH.D., joined the Company as Executive Vice President in August 1995. From January 1995 until it was merged into Titan in March 1999, he also served as President and Chief Executive Officer of Theracell. From June 1991 until December 1994, Dr. Allen was Vice President and General Manager of the Neuroscience Strategic Business Unit of Hoechst-Roussel Pharmaceuticals, Inc. Dr. Allen holds a Ph.D. in medicinal chemistry and a B.S. in pharmacy from the Medical College of Virginia.

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

         VICTOR J. BAUER, PH.D., has served as a director of the Company since November 1997. Dr. Bauer joined the Company in February 1997, and currently serves as Executive Director of Corporate Development. From April 1996 until its merger into Titan, Dr. Bauer also served as a director and Chairman of Theracell. From December 1992 until February 1997, Dr. Bauer was a self-employed consultant to companies in the pharmaceutical and biotechnology industries. Prior to that time, Dr. Bauer was with Hoechst-Roussel Pharmaceuticals Inc., where he served as President from 1988 through 1992.

         EURELIO M. CAVALIER has served as a director of the Company since September 1998. From 1958 until his retirement in 1994, Mr. Cavalier was employed in various capacities by Eli Lilly & Co., serving as Vice President Sales from 1976 to 1982 and Group Vice President U.S. Pharmaceutical Business Unit from 1982 to 1993. Mr. Cavalier currently serves on the Boards of Directors of DataChem, Inc., ProSolv, Inc. and St. Vincent Hospital. He serves on the Advisory Board of COR Therapeutics and Indiana Heart Institute.

         MICHAEL K. HSU has served as a director of the Company since March 1993. He is currently a General Partner of EndPoint Merchant Group, a Merchant Bank specializing in making investments into the healthcare and life science industries. Mr. Hsu has served as Director-Corporate Finance of National Securities Corp. since November 1995 and from November 1994 through October 1995 with Coleman & Company Securities in the same capacity. Mr. Hsu previously held various executive positions with Steinberg and Lyman Health Care Company, Ventana Venture Growth Fund, Asian Pacific Venture Group (Thailand) and D. Blech Life Science Ventures.

         HUBERT HUCKEL, M.D. has served as a director of the Company since October 1995. From 1964 until his retirement in December 1992, Dr. Huckel served in various positions with The Hoechst Group. At the time of his retirement, he was Chairman of the Board of Hoechst-Roussel Pharmaceuticals, Inc., Chairman and President of Hoechst-Roussel Agri-Vet Company and a member of the Executive Committee of Hoechst Celanese Corporation. He currently serves on the Board of Directors of Thermogenesis, Corp. and Gynetics, Inc.

         MARVIN E. JAFFE, M.D. has served as a director of the Company since October 1995. From 1988 until April 1994, Dr. Jaffe served as President of R.W. Johnson Pharmaceutical Research Institute where he was responsible for the research and development activities in support of a number of Johnson & Johnson companies, including ORTHO-McNeil Pharmaceuticals, ORTHO Biotech and CILAG. From 1970 until 1988, he was Senior Vice President of the Merck Research Laboratories. He currently serves on the Boards of Directors of Chiroscience, plc, Immunomedics, Inc., Matrix Pharmaceuticals, Inc., and Vanguard Medica, plc.

         KONRAD M. WEIS, PH.D., has served as a director of the Company since March 1993. Dr. Weis is the former President and Chief Executive Officer of Bayer Corporation. Dr. Weis serves as a director of PNC Equity Management Company, Michael Baker Corporation, Visible Genetics, Inc. and Demegen, Inc.

         KENNETH J. WIDDER, M.D. has served as a director of the Company since March 1993. Dr. Widder is the former Chairman and Chief Executive Officer of Molecular Biosystems, Inc. Dr. Widder currently is a general partner of Windamere Venture Partners.

         ERNST-GUNTER AFTING, M.D., PH.D., has served as a director of the Company since May 1996. Dr. Afting has served as the President of the GSF-National Center for Environment and Health, a government research center in Germany, since 1995. From 1984 until 1995, he was employed in various capacities by the Hoechst Group, serving as Divisional Head of the Pharmaceuticals Division of the Hoechst Group from 1991 to 1993 and as President and Chief Executive Officer of Roussel Uclaf (a majority stockholder of Hoechst AG) in Paris from 1993 until 1995.

         Directors serve until the next annual meeting or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment. See "Item 11 - Executive Compensation - Employment Agreements."

DIRECTOR COMPENSATION

         In lieu of cash compensation, non-employee directors are now entitled to receive annual options to purchase 10,000 shares of common stock vesting quarterly as fees for the Board of Directors meetings, and are reimbursed for their expenses in attending such meetings. Directors are not precluded from serving the Company in any other capacity and receiving compensation therefor. In addition, directors are entitled to receive options ("Director Options") pursuant to the Company's 1995 Stock Option Plan. In July 1998, each of the Company's current directors other than Dr. Bauer received Director Options to purchase 5,000 shares of common stock at an exercise price of $4.14 per share. Eurelio Cavalier received Director Options to purchase 10,000 shares of common stock at an exercise price of $2.47 per share when he joined the Board of Directors in September 1998.

         During 1997, Dr. Huckel received $155,000 in consulting fees for services rendered in connection with the Company's licensing of Iloperidone from Hoecsht. See "Item 13. Certain Relationships and Related Transactions."

BOARD COMMITTEES AND DESIGNATED DIRECTORS

         The Board of Directors has an Executive Committee, a Compensation Committee and an Audit Committee. The Executive Committee exercises all the power and authority of the Board of Directors in the management of the Company between Board meetings, to the extent permitted by law. The Compensation Committee makes recommendations to the Board concerning salaries and incentive compensation for officers and employees of the Company and may administer the Company's stock option plans. The Audit Committee reviews the results and scope of the audit and other accounting related matters.

         The Board of Directors met four times during 1998 and also took action by unanimous written consent. The Executive Committee met one time and also took action by unanimous written consent, and the Compensation Committee and Audit Committee each met one time. Each of the current directors of the Company attended at least 75% of the aggregate of (i) the meetings of the Board of Directors and (ii) meetings of any Committees of the Board on which such person served which were held during the time such person served.

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

ITEM 11.  EXECUTIVE COMPENSATION.

         The following summary compensation table sets forth the aggregate compensation awarded to, earned by, or paid to the Chief Executive Officer and to executive officers whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 1998 (collectively, the "named executive officers") for services during the fiscal years ended December 31, 1998, 1997 and 1996:


                           SUMMARY COMPENSATION TABLE

                                                                          Annual Compensation
                                                                          -------------------
Name and Principal Position                        Year             Salary                   Bonus
---------------------------                        ----          ------------                -----
Louis R. Bucalo...........................         1998            $243,100                 $     0
   President and Chief Executive Officer           1997            $231,525                 $58,721 (1)
                                                   1996            $210,000                 $42,000

Sunil Bhonsle.............................         1998            $194,800                 $     0
   Executive Vice President and                    1997            $190,991                 $68,370 (1)
   Chief Operating Officer                         1996            $185,000                 $ 9,250

Richard C. Allen..........................         1998            $197,800                 $     0
   Executive Vice President (2)                    1997            $193,984                 $77,096 (1)
                                                   1996            $185,000                 $15,500

Robert Farrell............................         1998            $190,400                 $     0
   Executive Vice President and                    1997            $186,665                 $18,500
   Chief Financial Officer                         1996            $ 53,958                 $     0

------------
 (1)     Bonuses pertain to fiscal year 1995 and were paid in 1997.
 (2) Dr. Allen also served as President and Chief Executive Officer of Theracell and President and Chief Operating Officer of ProNeura during these periods. Dr. Allen received his entire salary from Theracell. Dr. Allen's bonus included $20,000 paid by Titan.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table contains information concerning the stock option grants made to the named executive officers during the fiscal year ended December 31, 1998. No stock appreciation rights were granted to these individuals during such year.

                                           Number of                            Individual Grant
                                          Securities        -----------------------------------------------------
                                          Underlying          % of Total
                                            Options         Options Granted       Exercise or
                                            Granted           to Employees         Base Price        Expiration
Name                                          (#)             Fiscal Year          ($/Sh) (1)            Date
----                                     -------------      ---------------     ----------------    -------------
Richard C. Allen......................       33,300               3.0%                $5.30          06/10/2008
Richard C. Allen (2)..................       61,961               5.6%                $7.50          07/31/2006
Louis R. Bucalo.......................       59,200               5.4%                $5.30          06/10/2008
Louis R. Bucalo (2)...................      433,088              39.3%                $7.50          07/31/2006
Louis R. Bucalo.......................        5,000               0.5%                $4.14          07/25/2008
Sunil R. Bhonsle......................       41,600               3.8%                $5.30          06/10/2008
Sunil R. Bhonsle (2)..................      175,086              15.9%                $7.50          07/31/2006
Robert E. Farrell.....................       22,900               2.1%                $5.30          06/10/2008
Robert E. Farrell (2).................      150,000              13.7%                $7.50          07/31/2006

-------------------
(1) The exercise price may be paid in cash, in shares of common stock valued at the fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchase shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares, together with any federal and state income tax liability incurred by the optionee in connection with such exercise.
(2) Represents the repricing of options originally granted in 1996. See "10-Year Options/SAR Repricings".


AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1998 with respect to the named executive officers. No stock appreciation rights were exercised during such year or were outstanding at the end of that year.

                                                  Number of Securities                          Value of
                                                Underlying Unexercised                  Unexercised in-the-Money
                              Shares             Options at FY-End (#)                    Options at FY-End(1)
                             Acquired           ----------------------                  ------------------------
Name                      on Exercise(#)     Exercisable      Unexercisable         Exercisable         Unexercisable
----                      --------------     -----------      -------------         -----------         -------------
Louis R. Bucalo..........       -0-            475,299           219,844             $264,027           $   1,400
Sunil Bhonsle............       -0-            248,971           125,728 (2)         $185,410           $  99,838 (2)
Richard C. Allen.........       -0-            120,401            46,466 (2)         $101,419           $  41,204 (2)
Robert Farrell...........       -0-             99,775            73,125             $      0           $       0

----------------
(1) Based on the fair market value of the Company's common stock at year-end, $3.813 per share, less the exercise price payable for such shares.
(2) A portion of employee's options are immediately exercisable. Upon the employee's cessation of service, the Company has the right to repurchase any shares acquired pursuant to said grant. The Company's right to repurchase shares expires in equal monthly installments over the five year period commencing on the date of grant. Options to which the Company's repurchase right has not expired are deemed unexercisable for purposes of this table.


                         10-YEAR OPTIONS/SAR REPRICINGS

         The following table sets forth information concerning option repricings for the fiscal year ended December 31, 1998 with respect to the named executive officers.

                                Number of         Market                                              Length of
                               Securities        Price of          Exercise                        Original Option
                               Underlying        Stock at          Price at                        Term Remaining
                                 Options          Time of           Time of            New           at Date of
                               Repriced or     Repricing or      Repricing or       Exercise        Repricing or
Name                             Amended         Amendment         Amendment          Price           Amendment
----                           -----------     ------------      ------------       --------       ---------------
Louis R. Bucalo,
   President and CEO.......      433,088           $4.75            $10.75            $7.50           97 Months
Sunil R. Bhonsle, Exec.
  Vice President/COO.......      175,086           $4.75            $10.75            $7.50           97 Months
Richard C. Allen, Exec.
   Vice President..........      61,961            $4.75            $10.75            $7.50           97 Months
Robert E. Farrell, Exec.
   Vice President/CFO......      150,000           $4.75            $11.625           $7.50           98 Months

EMPLOYMENT AGREEMENTS

         The Company is a party to an employment agreement with Dr. Bucalo expiring in February 2001 and provides for a base annual salary of $210,000, subject to annual increases of 5% and bonuses of up to 25% at the discretion of the Board of Directors. In the event of the termination of the agreement with Dr. Bucalo, other than for reasons specified therein, the Company is obligated to make severance payments equal to his base annual salary for the greater of the balance of the term of the agreement or 18 months.

         Employment agreements with each of Dr. Allen, Mr. Bhonsle and Mr. Farrell provide for a base annual salary of $185,000 subject to automatic annual increases based on increases in the consumer price index, and bonuses of up to 20% at the discretion of the Board of Directors. In the event the employee's employment is terminated other than for "good cause" (as defined), the Company is obligated to make severance payments equal to the base annual salary for six months. All of the agreements contain confidentiality provisions.

         In order to preserve its cash resources, the Company has determined and the executives have agreed that the 1999 salaries of Drs. Bucalo and Allen and Messrs. Bhonsle and Farrell will be at $219,000, $178,000, $178,000 and $171,000, respectively.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of March 29, 1999, certain information concerning the beneficial ownership of the Company's common stock by
(i) each shareholder known by the Company to own beneficially five percent or more of the outstanding common stock of the Company; (ii) each director; (iii) each executive officer of the Company; and (iv) all executive officers and directors of the Company as a group, and their percentage ownership and voting power.

                                                               Shares Beneficially              Percent of Shares
Name and Address of Beneficial Owner (1)                            Owned (2)                  Beneficially Owned
----------------------------------------                       -------------------             ------------------
Louis R. Bucalo, M.D........................................        897,480  (3)                       5.6%
Ernst-Gunter Afting, M.D., Ph.D.............................          8,500  (4)                       *
Richard C. Allen, Ph.D......................................        258,481  (5)                       1.7%
Victor J. Bauer, Ph.D.......................................         34,644  (6)                       *
Sunil Bhonsle...............................................        356,189  (7)                       2.3%
Robert Farrell..............................................        145,854  (8)                       *
Michael K. Hsu..............................................         33,618  (9)                       *
Hubert Huckel, M.D..........................................        118,500  (10)                      *
Marvin E. Jaffe, M.D........................................          8,500  (4)                       *
Konrad M. Weis, Ph.D........................................         79,852  (11)                      *
Kenneth J. Widder, M.D......................................         21,237  (12)                      *
Invesco Trust Company.......................................      1,220,538  (13)                      7.9%
     7800 E. Union Avenue
     Denver, CO  80237
BVF Partners LP.............................................      1,841,921  (14)                     11.9%
     227 W. Monroe Street, Suite 4800
     Chicago, IL  60606
All executive officers and directors
    as a group (11) persons.................................      1,962,855                           11.7%

------------------
*Less than one percent.

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

(3)      Includes 597,249 shares issuable upon exercise of outstanding options.

(4)      Represents shares issuable upon exercise of outstanding options.

(5)      Includes 253,481 shares issuable upon exercise of outstanding options.

(6)      Includes 29,644 shares issuable upon exercise of outstanding options.

(7)      Includes 339,189 shares issuable upon exercise of outstanding options.

(8)      Includes 135,854 shares issuable upon exercise of outstanding options.

(9)      Includes 13,617 shares issuable upon exercise of outstanding options.

(10) Includes 8,500 shares issuable upon exercise of outstanding options. Includes 100,000 shares held by a family partnership for which Dr. Huckel serves as general partner.

(11) Includes 35,617 shares issuable upon exercise of warrants and outstanding options.

(12)     Includes 13,617 shares issuable upon exercise of outstanding options.

(13) Represents shares held by three mutual funds managed by Invesco Funds Group, Inc. or Invesco Trust Company.

(14) Includes 1,729,546 shares held by (i) Biotechnology Value Fund LP, for which BVF Partners LP serves as general partner and (ii) three investment accounts managed by BVF Partners LP.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In June and July of 1997, Dr. Hubert Huckel, a director of the Company, received an aggregate of $155,000 in consulting fees for services rendered in connection with the Company's consummation of the Iloperidone license. Dr. Huckel was paid pursuant to a consulting agreement which provided for the payment of fees based upon a percentage of the up-front consideration paid by the Company upon completion of a licensing transaction with Dr. Huckel's assistance. The consulting agreement expired by its terms in January 1998.

         In November 1998, the Company agreed to guarantee certain debt obligations of the Company's Chief Executive Officer. Under said guarantee, the Company may be obligated to make a payment of up to $400,000. The Company's Chief Executive Officer has pledged approximately 300,000 shares of the Company's common stock, owned by the Chief Executive Officer, to secure the debt.

         In January 1999, the Company completed a private placement of 2,254,545 shares of its Common Stock. Dr. Hubert Huckel and Michael Hsu, directors of the Company, participated in the offering by purchasing 100,000 and 5,272 shares, respectively.

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

      3.  EXHIBITS

3.1      -        Restated Certificate of Incorporation of the Registrant(1)
3.2      -        Form of Amendment to Restated Certificate of Incorporation of
                  the Registrant(1)
3.3      -        By-laws of the Registrant(1)
4.3      -        Form of Warrant Agreement(1)
4.4      -        Form of Underwriter's Unit Purchase Option(1)
4.5      -        Form of Investor Rights Agreement between the Registrant and the holders of Series A and Series B Preferred Stock(1)
4.6      -        Form of Placement Agent's Unit Purchase Option(4)
4.7      -        Certificate of Designation of Series C Preferred Stock(8)
4.8      -        Certificate of Designation of Series D Preferred Stock(8)
10.1     -        1993 Stock Option Plan(1)
10.2     -        1995 Stock Option Plan(1)
10.3     -        Employment Agreement between the Registrant and Louis Bucalo dated February 1, 1993, amended as of February 3, 1994(1)
10.4     -        Employment Agreement between Registrant and Richard Allen
                  dated July 28, 1995(1)
10.5     -        Employment Agreement between Registrant and Sunil Bhonsle
                  dated August 6, 1995(1)
10.6     -        Form of Indemnification Agreement(1)
*10.9    -        MDR Exclusive License Agreement between Ingenex, Inc.
                  (formerly Pharm-Gen Systems Ltd.) and the Board of Trustees of
                  the University of Illinois dated May 6, 1992(1)
*10.11   -        License Agreement between Theracell, Inc. and New York
                  University dated November 20, 1992, as amended as of February
                  23, 1993 and as of February 25, 1995(1)
*10.12   -        License Agreement between the Registrant and the Massachusetts
                  Institute of Technology dated September 28, 1995(1)
*10.14   -        Exclusive License Agreement between Ingenex, Inc. and the
                  Board of Trustees of the University of Illinois, dated July 1,
                  1994(1)
*10.15   -        Exclusive License Agreement between Ingenex, Inc. and the
                  Board of Trustees of the University of Illinois, dated
                  July 1, 1994(1)
*10.16   -        License Agreement between Ingenex, Inc. and the Massachusetts
                  Institute of Technology, dated September 11, 1992(1)
*10.17   -        License Agreement between Ingenex, Inc. and Baylor College of
                  Medicine, dated October 21, 1992(1)
10.18    -        Lease for Registrant's facilities(2)
*10.19   -        License Agreement between Theracell, Inc. and the University of South Florida dated March 15, 1996(3)
*10.20   -        License Agreement between Trilex Pharmaceuticals, Inc.
                  (formerly Ascalon Pharmaceuticals, Inc.) and the University of
                  Kentucky Research Foundation dated May 30, 1996(4)
*10.22   -        License Agreement between the Registrant and Hoechst Marion
                  Roussel, Inc. effective as of December 31, 1996(5)

10.23    -        Employment Agreement between Registrant and Robert E. Farrell dated August 9, 1996(5)
10.24    -        Financing Agreement between the Registrant and Ansan
                  Pharmaceuticals, Inc. dated March 21, 1997(6)
10.25    -        Agreement for Purchase and Sale of Assets between the
                  Registrant and Pharmaceuticals Product Development, Inc. dated
                  June 4, 1997(6)
*10.27   -        License Agreement between the Registrant and Bar-Ilan Research and Development Company Limited effective November 25, 1997(7)
10.28    -        License Agreement between the Registrant and Ansan
                  Pharmaceuticals, Inc. dated November 24, 1997(7)
10.29    -        Stock Purchase Agreement between the Registrant and Ansan
                  Pharmaceuticals, Inc. effective November 25, 1997(7)
*10.30   -        Sublicense Agreement between the Registrant and Novartis
                  Pharma AG dated November 20, 1997(7)
10.31    -        1998 Stock Option Plan
23.1     -        Consent of Ernst & Young LLP, Independent Auditors
27.1     -        Financial Data Schedule

-----------
* Confidential treatment has been granted with respect to portions of this exhibit.
(1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 33-99386).
(2) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.
(3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the period March 31, 1996.
(4) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-13469).
(5) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.
(6) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the period ended March 31, 1997.
(7) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (File No. 333-42367).
(8) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(b)       REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the fourth quarter of 1998.

        TITAN PHARMACEUTICALS, INC.
       (A DEVELOPMENT STAGE COMPANY)
 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           PAGE
                                                                                           ----
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS.......................................   F-2

CONSOLIDATED FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEETS.........................................................   F-3

    CONSOLIDATED STATEMENTS OF OPERATIONS...............................................   F-4

    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY).............   F-5

    CONSOLIDATED STATEMENTS OF CASH FLOWS...............................................   F-9

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................................   F-11

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Titan Pharmaceuticals, Inc.

     We have audited the accompanying consolidated balance sheets of Titan Pharmaceuticals, Inc. (a development stage company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1998 and for the period from July 25, 1991 (commencement of operations) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Titan Pharmaceuticals, Inc. (a development stage company) at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 and for the period from July 25, 1991 (commencement of operations) to December 31, 1998, in conformity with generally accepted accounting principles.

                                                  /s/ Ernst & Young LLP

Palo Alto, California
February 12, 1999

                         TITAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
                                                                                  ---------------------------------------
                                                                                         1998                 1997
                                                                                  -------------------   -----------------
Assets
Current assets
      Cash and cash equivalents                                                         $ 11,654,896        $ 24,386,872
      Short-term investments                                                                       -             500,000
      Prepaid expenses and other current assets                                              139,958              58,937
      License fee receivable                                                                       -             371,793
                                                                                  -------------------   -----------------
          Total current assets                                                            11,794,854          25,317,602
Furniture and equipment, net                                                                 416,956             253,723
Other assets                                                                                  15,783              22,898
                                                                                  ===================   =================
                                                                                        $ 12,227,593        $ 25,594,223
                                                                                  ===================   =================

Liabilities and Stockholders' Equity
Current Liabilities
      Accounts payable                                                                  $    410,235        $    815,449
      Accrued legal fees                                                                     108,393             244,486
      Accrued clinical trials expense                                                        653,218                   -
      Accrued payroll and related                                                            182,647             257,751
      Accrued professional and accounting fees                                               125,730             100,000
      Other accrued liabilities                                                              100,000             257,987
                                                                                  -------------------   -----------------
          Total current liabilities                                                        1,580,223           1,675,673
Commitments
Minority interest - Series B preferred stock of Ingenex, Inc.                              1,241,032           1,241,032
Guaranteed security value (Note 12)                                                                -           5,500,000
Stockholders' Equity
      Preferred stock, $0.001 par value per share; 5,000,000 shares authorized, issuable in series:
          Series C, 222,400 shares designated, 222,400 shares issued and outstanding, with a liquidation preference
              of $0.01 per share, at December 31, 1998 and 1997                                   -                   -
          Series D, 606,061 shares designated, 606,061 shares issued and outstanding, with a liquidation preference
              of $0.05 per share, at December 31, 1998 and 1997                           5,000,000           5,000,000
      Common stock, $0.001 par value per share; 50,000,000
          shares authorized at December 31, 1998 and 1997; 13,123,508 and
          13,052,514 shares issued and outstanding at December 31, 1998 and
          1997, respectively, at amount paid in                                           52,291,369          49,622,796
      Additional paid-in capital                                                           6,524,204           6,521,353
      Deferred compensation                                                                 (286,580)           (458,340)
      Deficit accumulated during the development stage                                   (54,122,655)        (43,508,291)
                                                                                  -------------------   -----------------
          Total stockholders' equity                                                       9,406,338          17,177,518
                                                                                  -------------------   -----------------
                                                                                        $ 12,227,593        $ 25,594,223
                                                                                  ===================   =================

                          See accompanying notes.

                         TITAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                    PERIOD FROM
                                                                                                                    COMMENCEMENT
                                                                            YEAR ENDED DECEMBER 31,                OF OPERATIONS
                                                              ------------------------------------------------  (JULY 25, 1991) TO
                                                                   1998             1997             1996        DECEMBER 31, 1998
                                                              --------------   --------------   --------------   -----------------
License and grant revenue                                      $          -     $ 17,499,948     $    258,811      $  17,898,281
Costs and expenses:
     Research and development                                     7,813,363        9,309,923        5,566,772         44,703,679
     Acquired in-process research and development                         -        9,500,000                -         10,186,000
     General and administrative                                   3,707,874        6,513,603        5,263,964         22,049,823
                                                              --------------   --------------   --------------   ----------------
          Total costs and expenses                               11,521,237       25,323,526       10,830,736         76,939,502
                                                              --------------   --------------   --------------   ----------------
          Income (loss) from operations                         (11,521,237)      (7,823,578)     (10,571,925)       (59,041,221)

Other income (expense):
     Equity in loss of Ansan Pharmaceuticals, Inc.                        -         (590,853)        (998,972)        (2,046,939)
     Gain on sale of technology                                           -        8,361,220                -          8,361,220
     Interest income                                                847,581          666,419          715,984          2,684,742
     Interest expense                                                  (215)        (226,685)      (2,010,664)        (4,389,902)
     Gain (loss) on sale of fixed assets                            (13,016)         205,024                -            192,008
     Other income or (expense)                                       72,523                -                -             72,523
                                                              --------------   --------------   --------------   ----------------
          Other income (expense) - net                              906,873        8,415,125       (2,293,652)         4,873,652
                                                              --------------   --------------   --------------   ----------------
Income (loss) before minority interest                          (10,614,364)         591,547      (12,865,577)       (54,167,569)
Minority interest in losses of subsidiaries                               -               64            9,931             44,914
                                                              --------------   --------------    --------------  ----------------
Net income (loss)                                               (10,614,364)         591,611      (12,855,646)     $ (54,122,655)
Deemed dividend upon conversion of preferred stock                        -                -       (5,431,871)        (5,431,871)
                                                              --------------   --------------   --------------   ----------------

Net income (loss) attributable to common stockholders          $(10,614,364)    $    591,611     $(18,287,517)     $ (59,554,526)
                                                              ==============   ==============   ==============   ================

Basic net income (loss) per common share                       $      (0.81)    $       0.05          $ (1.67)
                                                              ==============   ==============   ==============

Shares used in computing basic net income (loss) per share       13,108,512       13,002,050       10,936,046
                                                              ==============   ==============   ==============

Diluted net income (loss) per common share                     $      (0.81)    $       0.04     $      (1.67)
                                                              ==============   ==============   ==============

Shares used in computing diluted net income (loss) per share     13,108,512       13,476,644       10,936,046
                                                              ==============   ==============   ==============

                          See accompanying notes.

                         TITAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (NET CAPITAL DEFICIT)

                                                                                                             DEFICIT       TOTAL
                                     PREFERRED                 COMMON                                    ACCUMULATED  STOCKHOLDERS'
                                       STOCK                   STOCK            ADDITIONAL                DURING THE     EQUITY
                                 --------------------  ------------------------    PAID-IN    DEFERRED    DEVELOPMENT  (NET CAPITAL
                                  SHARES     AMOUNT       SHARES       AMOUNT      CAPITAL  COMPENSATION     STAGE      DEFICIENCY)
                                 --------  ----------  -----------  -----------  ----------  ----------  -------------  -----------
Net loss - Commencement of
     operations (July 25,
     1991) to December 31,
     1992                               -  $        -            -  $         -  $        -  $       -   $   (819,331)  $ (819,331)
Issuance of shares of common
     stock for cash to
     founders and investors
     in February 1993 for
     $0.005 per share                   -           -      998,367        5,853           -          -              -        5,853
Issuance of shares of common
     stock for cash to an
     employee in February
     1993 for $0.003 per share          -           -      167,587          563           -          -              -          563
Issuance of shares of common
     stock for cash to
     investors in March 1993
     for $0.297 per share,
     net of issuance costs of
     $1,503                             -           -      184,994       52,722           -          -              -       52,722
Grant of shares of common
     stock to an employee in
     June 1993 at $0.005 per
     share                              -           -       42,645          250           -          -              -          250
Issuance of shares of Series
     A preferred stock for
     cash to investors in
     November 1993 for $5.868
     per share, net of
     issuance costs of
     $2,759,851                 3,278,069  16,457,649            -            -           -          -              -   16,457,649
Forgiveness of notes payable
     to stockholder                     -           -            -            -      40,000          -              -       40,000
Net loss - Year ended
     December 31, 1993                  -           -            -            -           -          -     (5,757,296)  (5,757,296)
                                ---------  ----------  -----------  -----------  ----------  ----------  -------------  ----------
Balances at December 31, 1993   3,278,069  16,457,649    1,393,593       59,388      40,000          -     (6,576,627)   9,980,410
Issuance of shares of common
     stock for cash to a
     consultant in April 1994
     for $0.005 per share               -           -       14,926           88           -          -              -           88
Increase in paid-in capital
     from issuance of common
     stock by Ingenex, Inc.             -            -            -            -     128,805          -              -      128,805
Net loss - Year ended
     December 31, 1994                  -           -            -            -           -          -    (12,974,175) (12,974,175)
                                ---------  ----------  -----------  -----------  ----------  ----------  -------------  ----------
Balances at December 31, 1994   3,278,069  16,457,649    1,408,519       59,476     168,805          -    (19,550,802)  (2,864,872)

                          See accompanying notes.

                         TITAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (NET CAPITAL DEFICIT)

                                                                                                             DEFICIT       TOTAL
                                       PREFERRED                 COMMON                                    ACCUMULATED STOCKHOLDERS'
                                         STOCK                   STOCK            ADDITIONAL                DURING THE     EQUITY
                                 ---------------------  ------------------------    PAID-IN    DEFERRED    DEVELOPMENT  (NET CAPITAL
                                  SHARES      AMOUNT       SHARES       AMOUNT      CAPITAL  COMPENSATION     STAGE      DEFICIENCY)
                                 --------   ----------  -----------  -----------  ----------  ----------  -------------  ----------
Issuance of shares Series B
     preferred stock for cash
     to investors in February
     1995 for $6.761 per
     share, net of issuance
     costs of $506,206            244,043    1,143,794            -            -           -          -              -    1,143,794
Increase in paid-in capital
     from issuance of
     warrants by Ingenex,
     Inc. in connection with
     bridge financing                   -            -            -            -     600,000          -              -      600,000
Increase in paid-in capital
     from issuance of
     warrants by Titan
     Pharmaceuticals, Inc. in
     connection with bridge
     financing                          -            -            -            -   1,200,000          -              -    1,200,000
Conversion of notes payable
     to related parties and
     accrued interest into
     shares of Series A
     preferred stock              256,130    1,306,329            -            -           -          -              -    1,306,329
Increase in paid-in capital
     from issuance of common
     stock by Ansan
     Pharmaceuticals, Inc.              -            -            -            -   3,777,548          -              -    3,777,548
Deferred compensation related
     to grant of stock
     options, net of
     amortization                       -            -            -            -     440,000   (418,000)                     22,000
Issuance of shares of common
     stock to acquire
     minority interest of
     Theracell                          -            -      140,000      686,000           -          -              -      686,000
Net loss - Year ended
     December 31, 1995                  -            -            -            -           -          -    (11,693,454) (11,693,454)
                                ---------   ----------  -----------  -----------  ----------  ----------  -------------  ----------
Balances at December 31, 1995   3,778,242   18,907,772    1,548,519      745,476   6,186,353   (418,000)   (31,244,256)  (5,822,655)

                          See accompanying notes.

                         TITAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (NET CAPITAL DEFICIT)

                                                                                                             DEFICIT       TOTAL
                                       PREFERRED                 COMMON                                    ACCUMULATED STOCKHOLDERS'
                                         STOCK                   STOCK            ADDITIONAL                DURING THE     EQUITY
                                 ---------------------  ------------------------    PAID-IN    DEFERRED    DEVELOPMENT  (NET CAPITAL
                                  SHARES      AMOUNT       SHARES       AMOUNT      CAPITAL  COMPENSATION     STAGE      DEFICIENCY)
                                 --------   ----------  -----------  -----------  ----------  ----------  -------------  ----------
Conversion of shares of
     Series A & Series B
     preferred stock to
     Common stock in January
     1966                      (3,778,242) (18,907,772)   5,521,140   18,907,772           -          -              -            -
Issuance of shares of common
     stock for cash in
     initial public offering
     in January and February
     1996, net of issuance
     costs of $2,549,643                -            -    3,680,000   15,850,357           -          -              -   15,850,357
Issuance of shares of common
     stock for cash upon
     exercise of stock option
     grants at $0.30 to $1.35
     per share in May through
     June 1996.                         -            -       16,520       10,664           -          -              -       10,664
Issuance of shares of common
     stock for cash in
     private placement in
     July and August 1996,
     net of issuance costs of
     $2,260,372                         -            -    1,536,000   13,739,628           -          -              -   13,739,628
Deferred compensation related
     to grant of stock
     options in August 1996             -            -            -            -     335,000   (335,000)             -            -
Issuance of shares of common
     stock for cash upon
     exercise of warrants at
     $6.20 per share in
     September through
     December 1996                      -            -       59,014      365,887           -          -              -      365,887
Issuance of shares of common
     stock upon cashless
     exercise of warrants in
     November and December
     1996                               -            -       37,844            -           -          -              -            -
Amortization of deferred
     compensation                       -            -            -            -           -    122,900              -      122,900
Net loss - Year ended
     December 31, 1996                  -            -            -            -           -          -    (12,855,646) (12,855,646)
                               ----------   ----------  -----------  -----------  ----------  ----------  -------------  ----------
Balances at December 31, 1996           -            -   12,399,037   49,619,784   6,521,353   (630,100)   (44,099,902)  11,411,135

                          See accompanying notes.

                         TITAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (NET CAPITAL DEFICIT)

                                                                                                             DEFICIT       TOTAL
                                       PREFERRED                 COMMON                                    ACCUMULATED STOCKHOLDERS'
                                         STOCK                   STOCK            ADDITIONAL                DURING THE     EQUITY
                                 ---------------------  ------------------------    PAID-IN    DEFERRED    DEVELOPMENT  (NET CAPITAL
                                  SHARES      AMOUNT       SHARES       AMOUNT      CAPITAL  COMPENSATION     STAGE      DEFICIENCY)
                                 --------   ----------  -----------  -----------  ----------  ----------  -------------  ----------
Issuance of shares of common
     stock in January 1997 in
     partial consideration a
     technology license                 -            -      594,595            -           -          -              -            -
Issuance of shares of common
     stock upon cashless
     exercise of warrants in
     February and December
     1997                               -            -       53,765            -           -          -              -            -
Issuance of shares of common
     stock for cash upon
     exercise of stock option
     grant at $0.59 per share
     in February 1997                   -            -        5,117        3,012           -          -              -        3,012
Issuance of shares of Series
     C preferred stock in
     October 1997 in
     connection with the
     liquidation and merger
     of Trilex                    222,400            -            -            -           -          -              -            -
Issuance of shares of Series
     D preferred stock in
     November 1997 for cash       606,061    5,000,000            -            -           -          -              -    5,000,000
Amortization of deferred
     compensation                                                                               171,760                     171,760
Net income - Year ended
     December 31, 1997                                                                                         591,611      591,611
                                 --------   ----------  -----------  -----------  ----------  ----------  -------------  ----------
Balances at December 31, 1997     828,461    5,000,000   13,052,514   49,622,796   6,521,353   (458,340)   (43,508,291)  17,177,518

Issuance of shares of common
     stock for cash upon
     exercise of stock option
     grants at $3.00 per
     share in January through
     June 1998                                               70,994      212,982                                            212,982
Release of guaranteed
     security value in March
     1998                                                              2,455,591                                          2,455,591
Increase in paid-in capital
     from issuance of common
     stock by Theracell, Inc.
     in February and March
     1998                                                                              2,851                                  2,851
Amortization of deferred
     compensation                                                                               171,760                     171,760
Net loss - Year ended
     December 31, 1998                                                                                     (10,614,364) (10,614,364)
                                 --------   ----------  -----------  -----------  ----------  ----------  -------------  ----------
Balances at December 31, 1998    $828,461   $5,000,000  $13,123,508  $52,291,369  $6,524,204  $(286,580)  $(54,122,655)  $9,406,338
                                 ========   ==========  ===========  ===========  ==========  ==========  =============  ==========

                          See accompanying notes.

                         TITAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                               PERIOD FROM
                                                                                                              COMMENCEMENT
                                                                        YEARS ENDED DECEMBER 31,              OF OPERATIONS
                                                            ----------------------------------------------  (JULY 25, 1991) TO
                                                                  1998            1997           1996       DECEMBER 31, 1998
                                                            --------------  --------------  --------------  -----------------
Cash flows from operating activities
Net income (loss)                                           $ (10,614,364)  $     591,611   $ (12,855,646)  $    (54,122,655)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
      Depreciation and amortization                               293,610         385,503         496,466          1,742,304
      Issuance of common stock to acquire in-process
          technology                                                    -       5,500,000               -          5,500,000
      Payment of guaranteed security value                     (3,044,409)              -               -         (3,044,409)
      Loss (gain) on sale of assets                                13,016        (216,699)              -           (203,683)
      Accretion of discount on indebtedness                                             -       1,407,577          2,290,910
      Equity in loss of Ansan Pharmaceuticals, Inc.                     -         590,854         998,972          2,046,940
      Other                                                                             -          (9,931)           (35,653)
      Issuance of common stock to acquire
          minority interest of Theracell, Inc.                          -               -               -            686,000
      Changes in operating assets and liabilities:
          Prepaid expenses and other current assets               (81,021)        134,387        (153,253)          (139,958)
          Receivable - Ansan Pharmaceuticals, Inc.                      -         117,881         (60,090)                 -
          Other assets                                              7,115         176,932         (74,486)           (20,748)
          Other receivables                                       371,793        (371,793)              -                  -
          Accounts payable                                       (405,214)        212,467         (21,914)           734,425
          Other accrued liabilities                               309,764        (214,525)       (556,878)         1,570,404
                                                            --------------  --------------  --------------  -----------------
Net cash provided by (used in) operating activities           (13,149,710)      6,906,618     (10,829,183)       (42,996,123)
                                                            --------------  --------------  --------------  -----------------
Cash flows from investing activities
      Purchase of furniture and equipment                        (322,890)        (78,864)       (270,036)        (1,474,113)
      Proceeds from sale of furniture and equipment                24,791                                             24,791
      Purchases of short-term investments                                        (100,000)    (35,750,000)       (59,782,493)
      Proceeds from sales of short-term investments               500,000      12,600,000      22,750,000         59,782,493
      Effect of deconsolidation of
          Ansan Pharmaceuticals, Inc.                                                   -               -           (135,934)
                                                            --------------  --------------  --------------  -----------------
Net cash provided by (used in) investing activities               201,901      12,421,136     (13,270,036)        (1,585,256)
                                                            --------------  --------------  --------------  -----------------

                          See accompanying notes.

                         TITAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                               PERIOD FROM
                                                                                                              COMMENCEMENT
                                                                        YEARS ENDED DECEMBER 31,              OF OPERATIONS
                                                            ----------------------------------------------  (JULY 25, 1991) TO
                                                                  1998            1997           1996       DECEMBER 31, 1998
                                                            --------------  --------------  --------------  -----------------
Cash flows from financing activities
      Issuance of common stock                                    212,982           3,012      29,966,536         30,241,756
      Deferred offering costs                                           -               -         522,299                  -
      Deferred financing costs                                          -          96,349               -           (713,899)
      Issuance of preferred stock                                       -       5,000,000               -         22,601,443
      Proceeds from notes and advances payable                          -               -               -          2,681,500
      Repayment of notes payable                                        -               -               -         (1,441,500)
      Proceeds from Ansan Pharmaceuticals, Inc.
          bridge financing                                              -               -               -          1,425,000
      Proceeds from Titan Pharmaceuticals, Inc. and
          Ingenex, Inc. bridge financing                                -               -               -          5,250,000
      Repayment of Titan Pharmaceuticals, Inc. and
          Ingenex, Inc. bridge financing                                -               -      (5,250,000)        (5,250,000)
      Proceeds from capital lease bridge financing                      -               -               -            658,206
      Payments of principal under capital lease obligation              -        (127,462)       (226,713)          (633,766)
      Proceeds from Ingenex, Inc. technology financing                  -               -               -          2,000,000
      Principal payments on Ingenex, Inc.
          technology financing                                          -      (1,289,313)       (494,107)        (2,000,000)
      Increase (decrease) in minority interest                          -               -               -          1,241,032
      Issuance of common stock by subsidiaries                      2,851               -           9,931            176,503
                                                            --------------  --------------  --------------  -----------------
Net cash provided by financing activities                         215,833       3,682,586      24,527,946         56,236,275
                                                            --------------  --------------  --------------  -----------------
Net increase (decrease) in cash and cash equivalents          (12,731,976)     23,010,340         428,727         11,654,896
Cash and cash equivalents at beginning of period               24,386,872       1,376,532         947,805         24,386,872
                                                            --------------  --------------  --------------  -----------------
Cash and cash equivalents at end of period                   $ 11,654,896    $ 24,386,872    $  1,376,532    $    36,041,768
                                                            ==============  ==============  ==============  =================
Supplemental cash flow disclosure
Interest paid                                                $        215    $    226,685    $    558,387    $     1,393,524
                                                            ==============  ==============  ==============  =================
Conversion of notes payable to related parties and
      accrued interest into Series A preferred stock         $          -    $          -    $          -    $    (1,306,329)
                                                            ==============  ==============  ==============  =================
Acquisition of furniture and equipment pursuant to
      capital lease                                          $          -    $          -    $          -    $       595,236
                                                            ==============  ==============  ==============  =================
Cashless exercise of warrants                                $          -    $    585,369    $    286,523    $       871,892
                                                            ==============  ==============  ==============  =================

                          See accompanying notes.

                           TITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY AND ITS SEVERAL DEVELOPMENT STAGE SUBSIDIARIES

     Titan Pharmaceuticals, Inc. (the "Company" or "Titan"), was incorporated in February 1992 in the State of Delaware. Titan is a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system disorders, cancer and other serious and life-threatening diseases. Titan conducts a portion of its operations through three subsidiaries: Ingenex, Inc. ("Ingenex"), Theracell, Inc. ("Theracell") and ProNeura, Inc. ("ProNeura"), collectively, (the "Operating Companies"). Trilex Pharmaceuticals, Inc. ("Trilex") was incorporated in May 1996, as a wholly owned subsidiary of the Company, to engage in the development of cancer therapeutic vaccines utilizing anti-idiotypic antibody technology. In August 1997, Trilex was merged (the "Trilex Merger") with and into Titan. In March 1999, Theracell was merged with and into Titan. (See Note 14 - Subsequent Events.)

     INGENEX, INC.

     Ingenex is engaged in the development of gene-based therapeutics for the treatment of cancer. In September 1994, Ingenex issued shares of its Series B convertible preferred stock to a third party for $1,241,032, net of issuance costs. In June 1997, Ingenex sold a research technology and certain fixed assets for $8,722,500 in cash and the assumption of certain capital lease liabilities and recognized a gain of $8,361,220. At December 31, 1998, the Company owned 81% of Ingenex, assuming the conversion of all preferred stock to common.

     THERACELL, INC.

     Theracell was incorporated in November 1992 to engage in the development of novel treatments for various neurologic disorders through the transplantation of neural cells and neuron-like cells directly into the brain. At December 31, 1998, the Company owned 98% of Theracell. In March 1999, Theracell was merged with and into Titan. (See Note 14 Subsequent Events.)

     PRONEURA, INC.

     ProNeura was incorporated in October 1995 to engage in the development of cost effective, long-term treatment solutions to neurologic and psychiatric disorders through an implantable drug delivery system. At December 31, 1998, the Company owned 79% of ProNeura.

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Titan and the majority owned Operating Companies. All significant intercompany transactions and accounts have been eliminated in consolidation.

     The activities of the Company have primarily consisted of establishing offices and research facilities, recruiting personnel, conducting research and development, preclinical and clinical studies, performing business and financial planning and raising capital. Accordingly, the Company is considered to be in the development stage. The Company has incurred losses since inception of $54,122,655 and expects to incur increasing losses and require additional financial resources to achieve commercialization of its products.

     The Company anticipates working on a number of long-term development projects which will involve experimental and unproven technologies. The projects may require many years and substantial expenditures

                           TITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


prior to commercialization. Therefore, the Company will need to obtain additional funds from the issuance of equity or debt securities, from corporate partners, or from other sources to continue its research and development activities, fund operating expenses, pursue regulatory approvals and build production, sales and marketing capabilities, as necessary. Management believes that sufficient capital will be available to achieve planned business objectives, including supporting certain preclinical development and clinical testing, through at least 1999.

     CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents include $10,505,429 and $20,124,561 in money market funds at December 31, 1998 and 1997, respectively. The money market fund invests primarily in bank certificates and corporate commercial paper and generally seeks to maintain a constant $1.00 per share net asset value. The Company's investment policy is to maintain liquidity and ensure safety of principal.

     At December 31, 1997, short-term investments is comprised of auction rate preferred stock (preferred stock investments in money market funds), classified as "available for sale." Such investments are carried at cost, which approximates their fair market value. The Company has not realized any gains or losses on its investments.

     FURNITURE AND EQUIPMENT

     Furniture and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to five years.

     REVENUE RECOGNITION

     Revenue consists of revenue from non-refundable up-front license fees, which have been recognized in accordance with the related license agreement, and government grants which support the Company's research effort in specific research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various agreements.

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

                           TITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                       1998              1997             1996
                                                    ----------        ----------       ----------
Weighted-average shares of common stock
     Outstanding during the period                  13,108,512        13,002,050       10,936,046
Effect of dilutive securities:
     Employee stock options                                ---           284,951              ---
     Unit purchase options                                 ---            20,615              ---
     Convertible preferred stock                           ---           104,110              ---
     Warrants                                              ---            64,918              ---
                                                    ----------        ----------       ----------
Potentially dilutive common shares                         ---           474,594              ---
Shares used in computation of diluted
     earnings per share                             13,108,512        13,476,644       10,936,046
                                                    ----------        ----------       ----------
                                                    ----------        ----------       ----------

Potentially dilutive securities not included in the computation of diluted earnings per share for the year ended December 31, 1997:

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

Warrants to purchase 7,031,986 shares of common stock at $6.20 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

     Had the Company been in a net income position, diluted earnings per share in 1998 and 1996 would have included the shares used in the computation of basic net loss per share for 1998 and for 1996 and the dilutive effect of 12,387,331 and 10,163,950 shares, respectively, related to outstanding options and warrants (prior to the application of the treasury stock method.)

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

                           TITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   FURNITURE AND EQUIPMENT

     Furniture and equipment consisted of the following at December 31:


                                                                             1998          1997
                                                                            -------     ---------
Furniture and office equipment.....................................      $  233,433     $ 143,512
Laboratory equipment...............................................         250,459       107,104
Computer equipment.................................................         206,344       179,669
                                                                         ----------     ---------
                                                                            690,236       430,285
Less accumulated depreciation and amortization                             (273,280)     (176,562)
                                                                         ----------     ---------
Furniture and equipment, net.......................................      $  416,956     $ 253,723
                                                                         ----------     ---------
                                                                         ----------     ---------

     Depreciation expense was $121,850, $213,743 and $327,309 for the years ended December 31, 1998, 1997 and 1996, respectively.

3.   SPONSORED RESEARCH AND LICENSE AGREEMENTS

     The Operating Companies have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Expenses under these agreements totaled $1,561,981, $2,104,105 and $1,827,000 in the years ended December 31, 1998,
1997 and 1996, respectively.

     At December 31, 1998, the annual aggregate commitments the Company has under these agreements, including minimum license payments, are as follows:


     1999..............................................  $ 2,977,658
     2000..............................................      768,217
     2001..............................................      408,277
     2002..............................................      219,250
     2003..............................................      219,250
                                                         -----------
                                                         $ 4,592,652
                                                         -----------
                                                         -----------

     After 2003, the Company must make annual payments aggregating $219,250 per year to maintain certain of the foregoing licenses. Certain of the licenses provide for the payment of royalties by the Company on future product sales, if any. In addition, in order to maintain license and other rights during product development, the Company must comply with various conditions including the payment of patent related costs and obtaining additional equity investments.

4.   LEASES

     The Company leases facilities under operating leases that expire at various dates through August 2002. Rent expense was $328,065, $397,133 and $461,815 for years ended December 31, 1998, 1997, and 1996, respectively.

     The following is a schedule of future minimum lease payments at December 31, 1998:

                                                                    OPERATING
                                                                     LEASES
                                                                   -----------
     1999.......................................................     $342,183
     2000.......................................................      380,815
     2001.......................................................      415,320
     2002.......................................................      240,526
                                                                  -----------
     Total minimum payments required............................  $ 1,378,844
                                                                  -----------
                                                                  -----------

5.   BANK LINE OF CREDIT

     The Company has available a bank line of credit that expires in June 2000, under which $5,000,000 is available. The agreement contains covenants that require the Company to maintain certain financial ratios. At

                           TITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1998, the Company had no outstanding balance under this line of credit and was in compliance with the required covenants.

6.   LOAN GUARANTEE

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

     In November 1997, Titan issued to Novartis Pharma AG ("Novartis") 606,061 shares of Series D convertible preferred stock (the "Series D Shares"), pursuant to an agreement by which Titan granted certain technology rights to Novartis. The Series D Shares were issued pursuant to a stock purchase agreement which provides for conversion of such shares into the Company's common stock at the option of Novartis at any time after January 29, 1999. The conversion price will be equal to the market price during a period to be specified within the first two fiscal quarters of 1999 and is subject to a floor of $7.50 and a ceiling of $9.00. Accordingly, upon conversion of the Series D Shares, the Company will issue a minimum of 555,555 and a maximum of 666,666 shares of common stock. The stock purchase agreement provides that such shares may not be sold, transferred or assigned prior to November 19, 1999. Holders of Series D preferred stock are entitled to receive dividends, when, as and if declared by the board of directors ratably with any declaration or payment of any dividend on the common stock or other junior securities of the Company. The Series D preferred stock has a liquidation preference equal to $0.05 per share. Holders of Series D preferred stock are entitled to vote on a one-to-one basis with the common stock of the Company.

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

    WARRANTS

     At December 31, 1998, the Company had a total of 7,451,745 warrants outstanding to purchase common stock, at a weighted average exercise price of $6.09. Such warrants expire from January 1999 to January 2001. The warrants include 7,031,986 Class A warrants issued during 1996 in connection with the IPO, repayment of a bridge financing and the Private Placement. They entitle the holder to purchase one share of common stock at an exercise price of $6.20, subject to adjustment in certain circumstances, at any time for a period of five years. The warrants are subject to redemption by the Company at $0.05 per warrant on 30 days' prior written notice if the closing bid price of the Company's common stock averages in excess of $9.10 per share for 30 consecutive trading days ending within 15 days of the date of notice of redemption.

     UNIT PURCHASE OPTIONS

     In connection with the IPO, the underwriter was granted an option ("Unit Purchase Option") to acquire 320,000 additional units at a price of $6.20 per unit, and in connection with the Private Placement, the placement agent was granted a Unit Purchase Option to purchase an additional 307,200 units at a price of $10.42 per unit. Each unit consists of one share of common stock and one Class A warrant.

    SHARES RESERVED FOR FUTURE ISSUANCE

     As of December 31, 1998, shares of common stock reserved by the Company for future issuance consisted of the following:

     Warrants issued in connection with related party debt.............      33,682
     Ingenex Technology Financing warrants.............................     119,770
     Class A warrants..................................................   7,031,986
     Placement agent warrants..........................................     266,307
     Unit purchase options (including underlying Class A  warrants)....   1,254,400
     Stock options.....................................................   2,792,120
     Preferred stock...................................................     889,066
                                                                         ----------
     Total.............................................................  12,387,331
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

     Options granted under the 1993 Option Plan expire no later than ten years from the date of grant, except when the grantee is a 10% shareholder of the Company or an Operating Company, in which case the maximum term is five years from the date of grant. The exercise price of incentive stock options, nonstatutory stock options and options granted to 10% shareholders of the Company (or the Operating Companies), shall be at least 100%, 85% and 110%, respectively, of the fair market value of the stock subject to the option on the grant date. The options are exercisable immediately upon grant, however, the shares issuable upon exercise of the options are subject to repurchase by the Company. Such repurchase rights will lapse over a period of up to five years from the date of grant. At December 31, 1998, 65,481 shares of common stock underlying the options would be subject to repurchase by the Company should such options be exercised and the optionees' employment or consulting relationship terminate. No further options will be granted under the 1993 Option Plan.

     In November 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Option Plan"). A total of 1,300,000 shares of common stock are reserved and authorized for issuance under the 1995 Option Plan. Options granted under the 1995 Option Plan expire no later than ten years from the date of grant, except when the grantee is a 10% shareholder of the Company or an Operating Company, in which case the maximum term is five years from the date of grant. The exercise price of incentive stock options, nonstatutory stock options and options granted to 10% shareholders of the Company (or the Operating Companies), shall be at least 100%, 85% and 110%, respectively, of the fair market value of the stock subject to the option on the grant date. The provisions of the 1995 Option Plan provide for the automatic grant of nonqualified stock options to purchase shares of common stock to directors of the Company who are not principal (10%) stockholders of the Company ("Eligible Directors"). Each Eligible Director of the Company was granted an option to purchase 10,000 shares of common stock upon the effective date of the IPO. Future Eligible Directors will be granted a Director Option to purchase 10,000 shares of common stock on the date that such person is first elected or appointed a director. Each Eligible Director will receive an automatic grant of a Director Option to purchase 2,000 shares of common stock on the day immediately following the date of each annual meeting of stockholders, as long as such director is a member of the Board of Directors.

     In June 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Option Plan"). A total of 1,000,000 shares of common stock are reserved and authorized for issuance under the 1998 Option Plan. Options granted under the 1998 Option Plan expire no later than ten years from the date of grant, except when the grantee is a 10% shareholder of the Company or an Operating Company, in which case the maximum term is five years from the date of grant. The exercise price of incentive stock options and options granted to 10% shareholders of the Company (or the Operating Companies), shall be at least 100% and 110%, respectively, of the fair market value of the stock subject to the option on the grant date. The provisions of the 1998 Option Plan provide for the automatic grant of nonqualified stock options to purchase shares of common stock to directors of the Company who are not principal (10%) stockholders of the Company ("Eligible Directors"). Future Eligible Directors will be granted a Director Option to purchase 10,000 shares of common stock on the date that such person is first elected or appointed a director. Each Eligible Director will receive an automatic grant of a Director Option to purchase 3,000 shares of common stock on the day immediately following the date of each annual meeting of stockholders, as long as such director is a member of the Board of Directors. At the time that there are no options available under the 1995 Plan, the automatic grant shall increase to 5,000 shares of common stock, inclusive of any portion of an automatic grant of a Director Option received by an Eligible Director under the 1995 plan for such year.

                           TITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In June 1998, the Company adopted an Option Exchange Program whereby certain employee options which were previously granted at exercise prices greater than $10.75 per share were exchanged for new options with an exercise price of $7.50 per share. Notwithstanding the original vesting schedule, all exchanged options vested as of the exchange date are vested under the new option grants and the unvested portion will vest ratably over 24 months and have a term of approximately eight years. A total of 820,135 options with a weighted-average exercise price of $10.91 were exchanged and are reflected as cancellations and grants in the following table.

     Activity under the 1993, 1995, and 1998 Option Plans is summarized below:

                                                                   OUTSTANDING OPTIONS
                                             SHARES                -------------------
                                           AVAILABLE          NUMBER OF           PRICE PER     WEIGHTED AVG.
                                           FOR GRANT            SHARES              SHARE       EXERCISE PRICE
                                          ----------          ----------         -------------  --------------
     Balance at December 31, 1995            207,996             350,077         $0.29 - $1.35      $1.04
        Increase in shares reserved        1,080,118               --                  --            --
        Options granted                   (1,080,635)          1,080,635         $5.00 - $11.75     $9.93
        Options exercised                      --                (16,520)        $0.29 - $1.35      $0.62
        Options canceled                      11,886             (11,886)        $0.59 - $1.35      $0.66
                                          ----------          ----------
     Balance at December 31, 1996            219,365           1,402,306         $0.59 - $11.75     $7.90
        Increase from Substitute Options     452,475               --                  --            --
        Options granted                     (588,100)            588,100         $2.88 - $9.13      $3.46
        Options exercised                     --                  (5,117)            $0.59          $0.59
        Options canceled                     168,256            (168,256)        $0.59 - $11.63     $3.99
        Plan shares expired                 (128,693)              --                  --            --
                                          ----------          ----------
     Balance at December 31, 1997            123,303           1,817,033         $0.59 - $11.75     $6.88
        Increase in shares reserved        1,000,000               --                  --            --
        Options granted                   (1,102,135)          1,102,135         $2.47 - $7.50      $6.82
        Options exercised                     --                 (70,994)            $3.00          $3.00
        Options cancelled                    923,919            (923,919)        $0.59 - $11.75    $10.10
        Plan Shares expired                  (77,222)              --                  --            --
                                          ----------          ----------
     Balance at December 31, 1998            867,865           1,924,255         $0.59 - $11.75     $5.45
                                          ----------          ----------
                                          ----------          ----------

     The increase in the shares reserved during 1997 was due to options issued in conjunction with the liquidation of Trilex. The 1995 Option Plan allows that stock options issued as the result of a merger or consolidation ("Substitute Options") will be added to the maximum number of shares provided for in the plan. Consequently, Substitute Options are not returned to the shares reserved under the plan when cancelled. During 1998 and 1997, 72,296 and 123,576 Substitute Options, respectively, were cancelled and are included as shares expired during the year. The increase in the shares reserved during 1998 was due to the adoption of the 1998 Option Plan.

      Of the options on 1,817,033 shares outstanding at December 31, 1997, options on 713,545 shares were exercisable at that date. The options outstanding at December 31, 1998 have been segregated into three ranges for additional disclosure as follows:

                           TITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                              OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                       ---------------------------------      ----------------------------
         RANGE OF                        WEIGHTED AVG.     WEIGHTED AVG.        OPTIONS      WEIGHTED AVG.
         EXERCISE         OPTIONS          REMAINING         EXERCISE          CURRENTLY       EXERCISE
          PRICES        OUTSTANDING    CONTRACTUAL LIFE        PRICE          EXERCISABLE        PRICE
         --------       -----------    ----------------    -------------      -----------    -------------
    $  0.59 - $  5.00      665,620          7.50             $  2.47            396,375        $  2.06
    $  5.30 - $  7.13      426,000          8.48             $  6.06            287,205        $  6.01
    $  7.50 - $  9.13      832,635          9.44             $  7.52            483,685        $  7.53
                         ---------                                            ---------
                         1,924,255          8.55             $  5.45          1,167,265        $  5.30
                         ---------                                            ---------
                         ---------                                            ---------


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

     Pro forma information regarding the net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted subsequent to 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the multiple option approach with the following assumptions for 1998, 1997 and 1996: weighted-average volatility factor of 0.7, 0.7, and 0.6, respectively; no expected dividend payments; weighted-average risk-free interest rates in effect of 5.5, 5.5, and 6.38, respectively; and a weighted-average expected life of 2.86, 3.79, and 4.77, respectively.

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

     Based upon the above methodology, the weighted-average fair value of options granted during the years ended December 31, 1998, 1997 and 1996 was $1.87, $1.90, and $5.71, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net loss over the options' vesting period. The Company's pro forma information is as follows:


                                                                                DECEMBER 31,
                                                                                ------------
                                                                   1998             1997              1996
                                                                   ----             ----              ----
     Pro forma net loss
      attributable to common stockholders.................... $ (11,354,801)   $  (2,065,259)    $ (20,233,716)
      Consolidated pro forma
         net loss per share.................................. $       (0.87)   $       (0.16)    $       (1.85)

                           TITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated pro forma net loss calculated above includes the estimated fair value of the options granted by each of the operating companies in 1998, 1997 and 1996, calculated on substantially equivalent assumptions.


9.   EQUITY IN LOSS OF ANSAN PHARMACEUTICALS, INC.

     Ansan Pharmaceuticals, Inc. was a majority-owned consolidated subsidiary until its public offering in August 1995, at which it became an equity method investee of the Company.

     In November 1997, the shareholders of Ansan approved an Agreement and Plan of Reorganization and Merger between Ansan and Discovery Laboratories, Inc., a development state biotechnology company, pursuant to which Discovery was merged with and into Ansan.

     Pursuant to the merger, the Company acquired an exclusive worldwide license to Ansan's butyrate compounds for anti-cancer and certain other indications in exchange for the Company's payment of a 2% royalty on net sales and the Company's transfer to Ansan of all of its equity holdings in Ansan. Upon completion of the merger, Ansan repaid approximately $1,170,000 of outstanding indebtedness to the Company.

Operating results and accumulated deficit:

                                              As a consolidated
                                                subsidiary of                                      As an equity
                                                 the Company                                   investee of the Company
                                              ------------------                          --------------------------------
                                                 Seven months          August 1995                           Nine months
                                                    ended                through            Year ended           ended
                                                 July 31, 1995        December 1995        December 1996    September 1997
                                              ------------------      -------------        -------------    --------------
Net loss                                         (1,777,561)           (1,043,845)           (2,280,757)      (1,469,652)
Company's share of net loss:
As consolidated subsidiary.................      (1,777,561)
                                               -------------
                                               -------------
As equity investee (approximately 44%
  at December 31, 1995 and 43%
  at December 1996 and September 1997).....                           $  (457,114)         $   (998,972)     $  (590,854)
                                                                      -----------          ------------      -----------
                                                                      -----------          ------------      -----------

The Company's share of net loss for the nine months ended September 30, 1997 represents the entire carrying value of the investment at December 31, 1996 as the allocable portion of Ansan's loss exceeded the book value of the investment.

10.   ILOPERIDONE SUBLICENSE

      In November 1997, Titan and Novartis Pharma AG entered into an agreement pursuant to which the Company granted Novartis a sublicense for the worldwide (with the exception of Japan) development, manufacturing and marketing of Iloperidone. Pursuant to the sublicense, Novartis paid to the Company $20 million consisting of an up-front license fee of $15 million and $5 million for the purchase of 606,061 shares of Series D convertible preferred stock. In addition, approximately $2.4 million in cash was paid by Novartis as reimbursement of research and development costs incurred by the Company. The sublicense provided for future payments by Novartis contingent upon the achievement of regulatory milestones as well as a royalty on net sales, if any, of the product. Novartis has assumed the clinical development, registration and marketing costs of Iloperidone.

11.   MINORITY INTEREST

     The $1,241,032 received by Ingenex upon the issuance of Series B convertible preferred stock was classified as minority interest in the consolidated balance sheet. As a result of the Series B preferred stockholders' liquidation preference, the balance has not been reduced by any portion of the losses of Ingenex.

     Amounts invested by outside investors in the common stock of the consolidated subsidiaries has been apportioned between minority interest and additional paid-in capital in the consolidated balance sheets. Losses applicable to the minority interest holdings of the Operating Companies' common stock have been reduced to zero.

12.  GUARANTEED SECURITY VALUE

     In January 1997, the Company entered into an exclusive license agreement with Hoechst Marion Roussel, Inc. ("Hoechst"). The license agreement gave the Company a worldwide license to Hoechst's patent rights and know-how related to the antipsychotic agent Iloperidone, including the ability to develop, use, sublicense, manufacture and sell products and processes claimed in the patent rights. Pursuant to the license, the Company paid, during 1997, an up-front license fee of $9,500,000, consisting of: (i) $4,000,000 in cash and (ii) $5,500,000 through the issuance of 594,595 shares of common stock (the "Hoechst Shares".) The Company was obligated to pay to Hoechst the difference between $5,500,000 and the net proceeds received by Hoechst upon sale of the Hoechst Shares. Accordingly, the Company classified the entire $5,500,000 as a non-current liability under the heading Guaranteed Security Value in the accompanying balance sheet. In February 1998, Hoechst sold the Hoechst Shares for net proceeds of approximately $2,456,000. In March 1998, the Company paid to Hoechst approximately $3,044,000, which was deducted from the Guaranteed Security Value balance. The remaining balance of $2,456,000 was transferred to stockholders' equity. The Company is required to make additional benchmark payments as specific milestones are met. Upon commercialization of the product, the license agreement provides that the Company will pay royalties based on net sales.

13.  INCOME TAXES

     As of December 31, 1998, the Company had federal net operating loss carryforwards of approximately $40,100,000. The Company also had federal research and development tax credit carryforwards of approximately $1,300,000. The net operating loss and credit carryforwards will expire at various dates beginning in 2008 through 2018, if not utilized.

     Utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Deferred tax assets and liabilities reflect the net tax effects of net operating losses and of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

                           TITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Deferred tax assets:

                                           DECEMBER 31,
                                        ----          ----
                                        1998          1997
                                        ----          ----
Net operating loss carryforwards   $ 14,500,000  $ 11,500,000
Research credit carryforwards         1,400,000     1,200,000
Capitalized research and
  development                         1,500,000     1,200,000
Other - net                           1,400,000       600,000
                                   ------------  ------------
Net deferred tax assets              18,800,000    14,500,000
Valuation allowance                 (18,800,000)  (14,500,000)
                                   ------------  ------------
Net deferred tax assets            $             $
                                   ------------  ------------
                                   ------------  ------------

The net valuation allowance increased by $100,000 during the year ended December 31, 1997. The net valuation allowance increased by approximately $4,000,000 during the year ended December 31, 1996.

14.  SUBSEQUENT EVENTS

     PRIVATE PLACEMENT

     In January 1999, the Company completed a private placement of 2,254,545 shares of its Common Stock for net proceeds of approximately $5,790,000, after deducting fees and commissions and other expenses of the offering. As a result of the offering, the exercise price of the Company's Class A warrants have been adjusted from $6.20 to $6.02.

     THERACELL MERGER (unaudited)

     In March 1999, Theracell was merged with and into Titan. Pursuant to the merger, the Company will issue approximately 33,000 shares of its common stock to the minority shareholders of Theracell. The Company will record an in-process research and development expense of approximately $140,000, equal to the value of the common stock issued.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TITAN PHARMACEUTICALS, INC.

Date:  March 31, 1999               By:   /s/ Louis R. Bucalo
                                          -------------------------------------
                                          Louis R. Bucalo, M.D.,
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates stated.

       Signature                               Title                                Date
       ---------                               -----                                ----
/s/ Louis R. Bucalo            President, Chief Executive Officer and           March 31, 1999
-----------------------        Director (principal executive officer)
Louis R. Bucalo, M.D.


/s/ Ernst Gunter-Afting        Director                                         March 31, 1999
-----------------------
Ernst Gunter-Afting


/s/ Victor J. Bauer            Director                                         March 31, 1999
-----------------------
Victor J. Bauer, Ph.D.


/s/ Eurelio M. Cavalier        Director                                         March 31, 1999
-----------------------
Eurelio M. Cavalier


                               Director
-----------------------
Michael K. Hsu


/s/ Hubert E. Huckel           Director                                         March 31, 1999
-----------------------
Hubert E. Huckel, M.D.


/s/ Marvin E. Jaffe            Director                                         March 31, 1999
-----------------------
Marvin E. Jaffe, M.D.


/s/ Konrad M. Weis             Director                                         March 31, 1999
-----------------------
Konrad M. Weis, Ph.D.


/s/ Kenneth J. Widder          Director                                         March 31, 1999
-----------------------
Kenneth J. Widder, M.D.


/s/ Robert E. Farrell          Executive Vice President and Chief               March 31, 1999
-----------------------        Financial Officer (principal financial
Robert E. Farrell              and accounting officer)
