Form 10-Q
period 1999-03-31
TITAN PHARMACEUTICALS INC
filed 1999-05-17
CIK 910267

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Period Ended March 31, 1999.

                                       or

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Transition Period From _____________ to _______________.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

There were 15,378,053 shares of the Registrant's Common Stock issued and outstanding on May 7, 1999.

                           TITAN PHARMACEUTICALS, INC.
                               INDEX TO FORM 10-Q

PART I.     FINANCIAL INFORMATION...........................................PAGE
                                                                            ----
            Item 1.  Condensed Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets
                 March 31, 1999 and December 31, 1998..........................2

            Condensed Consolidated Statements of Operations
                 Three months ended March 31, 1999 and 1998 and period
                 from commencement of operations (July 25, 1991)
                 to March 31, 1999.............................................3

            Condensed Consolidated Statements of Cash Flows
                 Three months ended March 31, 1999 and 1998 and period
                 from commencement of operations (July 25, 1991)
                 to March 31, 1999.............................................4

            Notes to Condensed Consolidated Financial
                 Statements - March 31, 1999...................................6

            Item 2.  Management's Discussion and Analysis
                 and Results of Operations.....................................7

            Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk.............................................9

PART II.    OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K.........................10

SIGNATURES....................................................................11

                           TITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,              December 31,
                                                                                    1999                     1998
                                                                                 (unaudited)               (Note A)
                                                                                --------------          --------------
Assets
Current assets
      Cash and cash equivalents                                                  $ 14,791,511            $ 11,654,896
      Prepaid expenses and other current assets                                       185,795                 139,958
                                                                                --------------          --------------
          Total current assets                                                     14,977,306              11,794,854
Furniture and equipment, net                                                          454,720                 416,956
Other assets                                                                           15,783                  15,783
                                                                                --------------          --------------
                                                                                 $ 15,447,809            $ 12,227,593
                                                                                --------------          --------------
                                                                                --------------          --------------
Liabilities and Stockholders' Equity
Current Liabilities
      Accounts payable                                                           $    864,285                 410,235
      Accrued legal fees                                                               36,900                 108,393
      Accrued clinical trials expense                                                 270,758                 653,218
      Accrued payroll and related                                                     200,986                 182,647
      Accrued professional and accounting fees                                         96,268                 125,730
      Other accrued liabilities                                                       175,000                 100,000
                                                                                --------------          --------------
          Total current liabilities                                                 1,644,197               1,580,223
Commitments
Minority interest - Series B preferred stock of Ingenex, Inc.                       1,241,032               1,241,032
Stockholders' Equity
      Preferred stock, at amounts paid in                                           5,000,000               5,000,000
      Common stock, at amounts paid in                                             58,224,313              52,291,369
      Additional paid-in capital                                                    6,524,247               6,524,204
      Deferred compensation                                                          (243,640)               (286,580)
      Deficit accumulated during the development stage                            (56,942,340)            (54,122,655)
                                                                                --------------          --------------
          Total stockholders' equity                                               12,562,580               9,406,338
                                                                                --------------          --------------
                                                                                 $ 15,447,809            $ 12,227,593
                                                                                --------------          --------------
                                                                                --------------          --------------

          Note A: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

               See Notes to Condensed Consolidated Financial Statements

                           TITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                             COMMENCEMENT
                                                                                                             OF OPERATIONS
                                                                   THREE MONTHS ENDED MARCH 31,           (JULY 25, 1991) TO
                                                                    1999                  1998              MARCH 31, 1999
                                                               --------------       --------------          ---------------
License and grant revenue                                       $     46,660         $          -            $  17,944,941

Costs and expenses:
      Research and development                                     2,084,973            1,686,240               46,788,652
      Acquired in-process research and development                   135,785                    -               10,321,785
      General and administrative                                     787,454            1,029,620               22,837,277
                                                               --------------       --------------          ---------------
          Total costs and expenses                                 3,008,212            2,715,860               79,947,714
                                                               --------------       --------------          ---------------
          Loss from operations                                    (2,961,552)          (2,715,860)             (62,002,773)
Other income (expense):
      Equity in loss of Ansan Pharmaceuticals, Inc.                        -                    -               (2,046,939)
      Gain on sale of technology                                           -                    -                8,361,220
      Interest income                                                151,462              263,819                2,836,204
      Interest expense                                                     -                  (87)              (4,389,902)
      Other income (expense)                                          (9,595)              55,626                  254,936
                                                               --------------       --------------          ---------------
          Other income (expense) - net                               141,867              319,358                5,015,519
                                                               --------------       --------------          ---------------
Loss before minority interest                                     (2,819,685)          (2,396,502)             (56,987,254)
Minority interest in losses of subsidiaries                                -                    -                   44,914
                                                               --------------       --------------          ---------------
Net loss                                                        $ (2,819,685)        $ (2,396,502)           $ (56,942,340)

Deemed dividend upon conversion of preferred stock                         -                    -               (5,431,871)
                                                               --------------       --------------          ---------------

Net loss attributable to common stockholders                    $ (2,819,685)        $ (2,396,502)           $ (62,374,211)
                                                               --------------       --------------          ---------------
                                                               --------------       --------------          ---------------
Basic and diluted net loss per common share                     $      (0.19)        $      (0.18)
                                                               --------------       --------------
                                                               --------------       --------------
Shares used in computing basic and diluted net loss per share     14,686,694           13,078,801
                                                               --------------       --------------
                                                               --------------       --------------

               See Notes to Condensed Consolidated Financial Statements

                           TITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                               PERIOD FROM
                                                                                                              COMMENCEMENT
                                                                      THREE MONTHS ENDED MARCH 31,            OF OPERATIONS
                                                                   -----------------------------------     (JULY 25, 1991) TO
                                                                        1999                1998              MARCH 31, 1999
                                                                   --------------       --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $ (2,819,685)       $ (2,396,502)         $ (56,942,340)
Adjustments to reconcile net loss to net cash used
  in operating activities:
   Depreciation and amortization expense                                  88,399              70,580              1,830,703
   Issuance of common stock to acquire technology                              -                   -              5,500,000
   Payment of guaranteed security value                                        -          (3,044,409)            (3,044,409)
   Loss on sale of assets                                                      -                   -               (203,683)
   Accretion of discount on indebebtedness                                     -                   -              2,290,910
   Equity in loss of Ansan Pharmaceuticals, Inc.                               -                   -              2,046,940
   Other                                                                       -                   -                (35,653)
   Issuance of common stock to acquire
            minority interest of Theracell, Inc.                         135,785                   -                821,785
   Changes in operating assets and liabilities:
     Prepaid expenses and other current assets                           (45,837)            (62,963)              (185,795)
     Receivable from Ansan Pharmaceuticals, Inc.
     Other receivables                                                         -             371,793                      -
     Other assets                                                              -              (1,000)               (20,748)
     Accounts payable                                                    454,050              44,048              1,188,475
     Other accrued liabilities                                          (390,076)           (338,604)             1,180,328
                                                                   --------------       --------------         -------------
Net cash used in operating activities                                 (2,577,364)         (5,357,057)           (45,573,487)
                                                                   --------------       --------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment                                      (83,223)            (43,897)            (1,557,336)
Proceeds from sale of furniture and equipment                                  -                   -                 24,791
Purchase of short-term  investments                                            -                   -            (59,782,493)
Proceeds from sale of short-term investments                                   -                   -             59,782,493
Effect of deconsolidation of
    Ansan Pharmaceuticals, Inc.                                                -                   -               (135,934)
                                                                   --------------       --------------         -------------
Net cash (used in)/provided by investing activities                      (83,223)            (43,897)            (1,668,479)
                                                                   --------------       --------------         -------------
                                                                   --------------       --------------         -------------

               See Notes to Condensed Consolidated Financial Statements

                           TITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                               PERIOD FROM
                                                                                                              COMMENCEMENT
                                                                                                              OF OPERATIONS
                                                                      THREE MONTHS ENDED MARCH 31,         (JULY 25, 1991) TO
                                                                        1999                1998              MARCH 31, 1999
                                                                   --------------       --------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                               5,797,159             144,522             36,038,915
Deferred financing costs                                                     -                   -                 (713,899)
Issuance of preferred stock                                                  -                   -               22,601,443
Proceeds from notes and advances payable                                     -                   -                2,681,500
Repayment of notes payable                                                   -                   -               (1,441,500)
Proceeds from Ansan bridge financing                                         -                   -                1,425,000
Proceeds from Titan Pharmaceuticals, Inc. and
    Ingenex, Inc. bridge financing                                           -                   -                5,250,000
Repayment of Titan Pharmaceuticals, Inc. and
    Ingenex, Inc. bridge financing                                           -                   -               (5,250,000)
Proceeds from capital lease bridge financing                                 -                   -                  658,206
Payments of principle under capital lease obligation                         -                   -                 (633,766)
Proceeds from Ingenex, Inc. technology financing                             -                   -                2,000,000
Principal payments on Ingenex, Inc. technology financing                     -                   -               (2,000,000)
Increase (decrease) in minority interest                                     -                   -                1,241,032
Issuance of common stock by subsidiaries                                      43                 -                  176,546
                                                                   --------------      --------------         --------------
Net cash provided by/(used in) financing activities                    5,797,202             144,522             62,033,477
                                                                   --------------      --------------         --------------
Net (decrease)/increase in cash and cash equivalents                   3,136,615          (5,256,432)            14,791,511
Cash and cash equivalents, beginning of period                        11,654,896          24,386,872                      -
                                                                   --------------      --------------         --------------
Cash and cash equivalents, end of period                            $ 14,791,511        $ 19,130,440           $ 14,791,511
                                                                   --------------      --------------         --------------
                                                                   --------------      --------------         --------------
Supplemental cash flow disclosure
Interest paid                                                       $        -          $         87           $  1,393,524
                                                                   --------------      --------------         --------------
                                                                   --------------      --------------         --------------
Conversion of notes payable to related parties and
    accrued interest into Series A preferred stock                  $        -          $        -             $ (1,306,329)
                                                                   --------------      --------------         --------------
                                                                   --------------      --------------         --------------
Acquisition of furniture and equipment pursuant to
    capital lease                                                   $        -          $        -             $    595,236
                                                                   --------------      --------------         --------------
                                                                   --------------      --------------         --------------
Cashless exercise of warrants                                       $        -          $        -             $    871,892
                                                                   --------------      --------------         --------------
                                                                   --------------      --------------         --------------

               See Notes to Condensed Consolidated Financial Statements

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY AND ITS SEVERAL DEVELOPMENT STAGE SUBSIDIARIES

     Titan Pharmaceuticals, Inc. (the "Company" or "Titan"), was incorporated in February 1992 in the State of Delaware. Titan is a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system disorders, cancer and other serious and life-threatening diseases. Titan conducts a portion of its operations through two subsidiaries: Ingenex, Inc. ("Ingenex") and ProNeura, Inc. ("ProNeura"), collectively, (the "Operating Companies"). In March 1999, a third Company subsidiary, Theracell, Inc. ("Theracell"), was merged with and into Titan.

    INGENEX, INC.

     Ingenex is engaged in the development of gene-based therapeutics for the treatment of cancer. In September 1994, Ingenex issued shares of its Series B convertible preferred stock to a third party for $1,241,032, net of issuance costs. In June 1997, Ingenex sold a research technology and certain fixed assets for $8,722,500 in cash and the assumption of certain capital lease liabilities and recognized a gain of $8,361,220. At March 31, 1999, the Company owned 81% of Ingenex, assuming the conversion of all preferred stock to common.

    PRONEURA, INC.

     ProNeura was incorporated in October 1995 to engage in the development of cost effective, long term treatment solutions to neurologic and psychiatric disorders through an implantable drug delivery system. At March 31, 1999, the Company owned 79% of ProNeura.

    THERACELL MERGER

     On March 10, 1999, Theracell was merged with and into Titan. Pursuant to the merger, the Company recorded an in-process research and development expense of approximately $136,000, related to the acquisition of the shares held by the minority shareholders.

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Titan and its majority owned subsidiaries after elimination of all significant intercompany accounts and transactions. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financials should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. annual report on Form 10-K for the year ended December 31, 1998.

2. SEGMENT INFORMATION

      The Company and its Operating Companies operate in one industry segment, principally the development of proprietary therapeutics for the treatment of central nervous system disorders, cancer and other serious and life-threatening diseases.

3. COMPREHENSIVE INCOME

      During the three months ended March 31, 1999 and 1998, the Company's comprehensive loss was the same as the Company's net loss for such periods.

4. NET LOSS PER SHARE

      Had the Company been in a net income position, diluted earnings per share for the three months ended March 31, 1999 and 1998 would have included the shares used in the computation of basic net loss per share and the dilutive effect of 11,772,473 and 11,490,631 shares, respectively, related to outstanding options and warrants (prior to the application of the treasury stock method.)

5. NEW ACCOUNTING STANDARDS

      In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. Because the Company does not use derivatives, the adoption of SFAS 133 will not effect the Company's consolidated results of operations and financial position.

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

RESULTS OF OPERATIONS

     Since its inception, the Company's efforts have been principally devoted to acquiring technologies, raising capital, research, clinical development, and securing patent protection. At March 31, 1999, the Company had an accumulated deficit of approximately $56,942,000, resulting from expenditures for research and development and general and administrative activities.

     There was approximately $47,000 in revenues from a U.S. government grant for the three months ended March 31, 1999 compared to no revenues for the three months ended March 31, 1998.

     Research and development expenses for the 1999 quarter were approximately $2,085,000 compared with $1,686,000 for the 1998 quarter, an increase of 24%. The increase is due to the initiation and furtherance of the Company's cancer clinical trials. During the 1999 quarter Theracell, Inc., a subsidiary of the Company, was merged with and into Titan. As a result, the Company recorded an in-process research and development expense of approximately $136,000.

     General and administrative expenses for the 1999 quarter were approximately $787,000 compared with $1,030,000 for the 1998 quarter, a decrease of 24%. The decrease can be attributed to planned reductions in personnel expenses and other administrative costs.

     Other income and expenses, net for the 1999 quarter was approximately $142,000 compared to approximately $319,000 for the 1998 quarter, a net change of approximately $177,000. Other income for the 1999 quarter includes interest income of approximately $151,000 compared to $264,000 during the 1998 quarter.

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

LIQUIDITY AND SOURCES OF CAPITAL

         The Company has funded its operation from inception primarily through private and public sales of its securities and corporate partnerships. During 1997, the Company received approximately $25,861,000 from license fees and the sale of a research technology.

         In January 1999, the Company completed a private placement of 2,254,545 shares of its Common Stock for net proceeds of approximately $5,798,000, after deducting fees and commissions and other expenses of the offering.

         In November 1998, the Company agreed to guarantee certain potential obligations of the Company's Chief Executive Officer, related to the Company. The Company's Chief Executive Officer has pledged approximately 300,000 shares of the Company's common stock, owned by the Chief Executive Officer, to secure the guarantee by the Company. Under said guarantee, the Company may be obligated to make a payment of up to $400,000.

         Titan has entered into various agreements with contract research organizations, academic institutions, and other entities for the performance of research and development activities and for the maintenance of licenses related to those activities. The aggregate commitments the Company has under these agreements, including minimum license payments, for the next 12 months is approximately $2,412,000. Certain of the licenses provide for the payment of royalties by the Company on future product sales, if any. In addition, in order to maintain license and other rights while products are under development, the Company must comply with customary licensee obligations, including the payment of patent related costs and meeting project-funding milestones.

         The Company expects to continue to incur substantial additional operating losses from costs related to continuation and expansion of research and development, clinical trials, and increased administrative and fund raising activities over at least the next several years. To preserve operating capital, the Company has chosen to strategically focus on development of its later stage products in clinical development, and at least temporarily reduce or eliminate spending on certain preclinical programs. While the Company has sufficient working capital to sustain planned operations for a period greater than 12 months, the Company may seek additional financing, depending on numerous factors including, but not limited to, the progress of the Company's research and development programs, the results of clinical studies, technological advances, determinations as to the commercial potential of the Company's products, and the status of competitive products. In May 1998, the Company negotiated a $5,000,000 bank line of credit. To date the Company has not borrowed against this facility.
In addition, certain expenditures will be dependent on the establishment of collaborative relationships with other companies, the availability of financing, and other factors. In any event, the Company anticipates that it will require substantial additional financing in the future. There can be no assurance as to the availability or terms of any required additional financing, when and if needed.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has reviewed the requirements of Item 3 and has determined that these disclosures are not applicable.

                                     PART II


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits
                 27.1        Financial Data Schedule
           (b)   Reports on Form 8-K
                 A current report on Form 8-K was filed with the Securities and Exchange Commission on January 28, 1999.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 TITAN PHARMACEUTICALS, INC.

         May 17, 1999            By: /s/Louis R. Bucalo
                                     ------------------
                                     Louis R. Bucalo,  M.D., President and
                                     Chief Executive Officer

         May 17, 1999            By: /s/Robert E. Farrell
                                     --------------------
                                     Robert E. Farrell, Chief Financial Officer