Form 10-Q
period 1999-06-30
TITAN PHARMACEUTICALS INC
filed 1999-08-16
CIK 910267

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 1999.

                                   or

/_/ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From _____________ to
       __________________.

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

                                 (650) 244-4990
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


There were 15,396,518 shares of the Registrant's Common Stock issued and outstanding on July 23, 1999.

                           TITAN PHARMACEUTICALS, INC.
                               INDEX TO FORM 10-Q

PART I.    FINANCIAL INFORMATION                                            PAGE

           Item 1.  Condensed Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets
              June 30, 1999 and December 31, 1998                            2

           Condensed Consolidated Statements of Operations Three
              months and six months ended June 30, 1999 and
              1998 and period from commencement of
              operations (July 25, 1991) to June 30, 1999                    3

           Condensed Consolidated Statements of Cash Flows Six
              months ended June 30, 1999 and 1998 and period
              from commencement of operations
              (July 25, 1991) to June 30, 1999                               4

           Notes to Condensed Consolidated Financial
              Statements - June 30, 1999                                     6

           Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            7


PART II.   OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K                         9

SIGNATURES                                                                  10

PART I.  FINANCIAL INFORMATION

                           TITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     JUNE 30,            DECEMBER 31,
                                                                      1999                  1998
                                                                   (UNAUDITED)            (NOTE A)
                                                                 ---------------       --------------
Assets
Current Assets
   Cash and cash equivalents                                       $  11,813,320       $  11,654,896
   Prepaid expenses and other current assets                             151,123             139,958
                                                                   -------------       -------------
       Total current assets                                           11,964,443          11,794,854
Furniture and equipment, net                                             416,199             416,956
Other assets                                                              15,783              15,783
                                                                   -------------       -------------
                                                                   $  12,396,425       $  12,227,593
                                                                   =============       =============

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                                 $    827,571        $     410,235
  Accrued clinical trials expense                                       280,308              653,218
  Other accrued liabilities                                             525,445              516,770
                                                                  -------------         ------------
      Total current liabilities                                       1,633,324            1,580,223

Commitments
Minority interest - Series B preferred stock of Ingenex, Inc.         1,241,032            1,241,032
Stockholders' Equity
  Preferred stock, at amounts paid in                                 5,000,000            5,000,000
  Common stock, at amounts paid in                                   58,247,445           52,291,369
  Additional paid-in capital                                          6,524,247            6,524,204
  Deferred compensation                                                (200,700)            (286,580)
  Deficit accumulated during the development stage                  (60,048,923)         (54,122,655)
                                                                 --------------         ------------
      Total stockholders' equity                                      9,522,069            9,406,338
                                                                 --------------         ------------
                                                                 $   12,396,425         $ 12,227,593
                                                                 ==============         ============


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


                   See Notes to Condensed Consolidated Financial Statements

                           TITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                   PERIOD FROM
                                                         THREE MONTHS ENDED               SIX MONTHS ENDED        COMMENCEMENT
                                                              JUNE 30,                        JUNE 30,            OF OPERATIONS
                                                   ----------------------------    --------------------------   (JULY 25, 1991) TO
                                                      1999             1998            1999          1998        JUNE 30, 1999
                                                   ------------    ------------    ------------   -----------    -----------------
License and grant revenue                          $    -          $     -         $    46,660    $      -       $  17,944,941

Operating expenses:
  Research and development                          2,724,556        1,465,540       4,809,529      3,151,780       49,513,208
  Acquired in-process research and development          -                -             135,785           -          10,321,785
  General and administrative                          528,657          973,909       1,316,111      2,003,529       23,365,934
                                                   -----------     ------------    ------------   ------------   ----------------
   Total operating expenses                         3,253,213        2,439,449       6,261,425      5,155,309       83,200,927
                                                   -----------     ------------    ------------   ------------   ----------------
   Loss from operations                            (3,253,213)      (2,439,449)     (6,214,765)    (5,155,309)     (65,255,986)

Other income (expense):
  Equity in loss of Ansan Pharmaceuticals, Inc.         -                -                 -             -           (2,046,939)
  Gain on sale of technology                            -                -                 -             -           8,361,220
  Interest income                                     150,132          225,074         301,594        488,893        2,986,336
  Interest expense                                      -                -                 -              (87)      (4,389,902)
  Other (expense) income                               (3,502)         (13,657)        (13,097)        41,969          251,434
                                                   -----------     ------------    ------------    ------------    ---------------
      Other income, net                               146,630          211,417         288,497        530,775        5,162,149
                                                   -----------     ------------    ------------    ------------    ---------------
Loss before minority interest                      (3,106,583)      (2,228,032)     (5,926,268)    (4,624,534)     (60,093,837)

Minority interest in losses of subsidiaries              -                -                 -            -              44,914
                                                   ----------      -----------     ------------    ------------    ---------------

Net loss                                          $(3,106,583)     $(2,228,032)    $(5,926,268    $(4,624,534)    $(60,048,923)

Deemed dividend upon conversion of
  preferred stock                                       -               -                 -              -          (5,431,871)
                                                   ----------      -----------     ------------    ------------    ---------------

Net loss attributable to common stockholders      $(3,106,583)     $(2,228,032)    $(5,926,268)   $(4,624,534)    $(65,480,794)
                                                  ============     ============     ============   ============    ===============

Basic and diluted net loss per common share       $     (0.20)     $     (0.17)     $    (0.39)   $     (0.35)
                                                  ============     ============     ============   ============

Shares used in computing basic and
  diluted net loss per share                       15,384,952       13,108,230      15,035,823     13,093,516
                                                  ============     ============     ============  =============



             See Notes to Condensed Consolidated Financial Statements.

                           TITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                          PERIOD
                                                                                                       COMMENCEMENT
                                                              SIX MONTHS ENDED JUNE 30,                OF OPERATIONS
                                                            -------------     ------------          (JULY 25, 1991) TO
                                                                1999               1998               JUNE 30, 1999
                                                            -------------     -------------          -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $ (5,926,268)     $ (4,624,534)          $  (60,048,923)
Adjustments to reconcile net loss cash used
 in operating activities:
    Depreciation and amortization expense                        177,784           145,054                1,920,088
    Issuance of common stock to acquire technology                   -               -                    5,500,000
    Payment of guaranteed security value                             -          (3,044,409)              (3,044,409)
    Accretion of discount on indebtedness                            -               -                    2,290,910
    Equity in loss of Ansan Pharmaceuticals, Inc.                    -               -                    2,046,940
    Other                                                            -              14,105                 (239,336)
Issuance of common stock to acquire
 minority interest of Theracell, Inc.                            135,785             -                      821,785
Changes in operating assets and liabilities:
    Receivables                                                      -             371,793                      -
    Prepaid expenses and other assets                            (11,165)         (101,621)                (171,871)
    Accounts payable                                             417,336          (172,647)               1,151,761
    Other accrued liabilities                                   (364,235)         (355,185)               1,206,169
                                                             -------------    -------------           ----------------
Net cash used in operating activities                         (5,570,763)       (7,767,444)             (48,566,886)
                                                             -------------    -------------           ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment, net                        (91,147)           (48,189)              (1,540,469)
Purchase of short-term investments                                  -                -                  (59,782,493)
Proceeds from sale of short-term investments                        -                -                   59,782,493
Effect of deconsolidation of
 Ansan Pharmaceuticals, Inc.                                        -                -                     (135,934)
                                                             -------------    -------------            ---------------
Net cash used in investing activities                           (91,147)           (48,189)              (1,676,403)
                                                             -------------    -------------            ---------------

                    See Notes to Condensed Consolidated Financial Statements

                           TITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                          PERIOD
                                                                                                       COMMENCEMENT
                                                              SIX MONTHS ENDED JUNE 30,                OF OPERATIONS
                                                            -------------     ------------          (JULY 25, 1991) TO
                                                                1999               1998               JUNE 30, 1999
                                                            -------------     -------------          -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                    $  5,820,291     $    215,832            $    36,062,047
Deferred financing costs                                           -                 -                      (713,899)
Issuance of preferred stock                                        -                 -                    22,601,443
Proceeds from notes and advances payable                           -                 -                     2,681,500
Repayment of notes payable                                         -                 -                    (1,441,500)
Proceeds from Ansan bridge financing                               -                 -                     1,425,000
Proceeds from Titan Pharmaceutical, Inc. and
  Ingenex, Inc. bridge financing                                   -                 -                     5,250,000
Repayment of Titan Pharmaceutical, Inc. and
  Ingenex, Inc. bridge financing                                   -                 -                    (5,250,000)
Proceeds from capital lease bridge financing                       -                 -                       658,206
Payments of principle under capital lease obligation               -                 -                      (633,766)
Proceeds from Ingenex, Inc. technology financing                   -                 -                     2,000,000
Principal payments on Ingenex, Inc. technology financing           -                 -                    (2,000,000)
Increase in minority interest                                      -                 -                     1,241,032
Issuance of common stock with subsidiaries                            43             -                       176,546
                                                            -------------    -------------           -----------------
Net cash provided by financing activities                      5,820,334          215,832                 62,056,609
                                                            -------------    -------------           -----------------

Net increase/(decrease) in cash and cash equivalents             158,424       (7,599,801)                11,813,320
Cash and cash equivalents, beginning of period                11,654,896       24,386,872                        -
Cash and cash equivalents, end of period                    -------------    -------------           -----------------
                                                            $ 11,813,320     $ 16,787,071            $    11,813,320
                                                            =============    =============           =================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid                                               $      -         $         87            $     1,393,524
Conversion of notes payable to related parties and
  accrued interest into Series A preferred stock            $      -         $       -               $    (1,306,329)
                                                            =============    =============           =================
 Acquisition of furniture and equipment pursuant
  to capital lease                                          $      -         $       -               $       595,236
                                                            =============    =============           =================

Cashless exercise of warrants                               $      -         $       -               $       871,892
                                                            =============    =============           =================

                See Notes to Condensed Consolidated Financial Statements

                           TITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
THE COMPANY AND ITS DEVELOPMENT STAGE SUBSIDIARIES

     Titan Pharmaceuticals, Inc. (the "Company" or "Titan"), was incorporated in February 1992 in the State of Delaware. Titan is a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system disorders, cancer and other serious and life-threatening diseases. Titan conducts a portion of its operations through two subsidiaries: Ingenex, Inc. ("Ingenex") and ProNeura, Inc. ("ProNeura"), collectively, (the "Operating Companies"). In March 1999, a third Company subsidiary, Theracell, Inc. ("Theracell"), was merged with and into Titan. The Company and its Operating Companies operate in one industry segment.

    INGENEX, INC.

    Ingenex is engaged in the development of gene-based therapeutics for the treatment of cancer. At June 30, 1999, the Company owned 81% of Ingenex, assuming the conversion of all preferred stock to common.

    PRONEURA, INC.

    ProNeura was incorporated in October 1995 to engage in the development of cost effective, long term treatment solutions to neurologic and psychiatric disorders through an implantable drug delivery system. At June 30, 1999, the Company owned 79% of ProNeura.

    THERACELL MERGER

    On March 10, 1999, Theracell was merged with and into Titan. Pursuant to the merger, the Company recorded an in-process research and development expense of approximately $136,000, related to the acquisition of the shares held by the minority shareholders.

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Titan and its majority owned subsidiaries after elimination of all significant intercompany accounts and transactions. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financials should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. annual report on Form 10-K for the year ended December 31, 1998.

2.   NET LOSS PER SHARE

     The Company calculates basic and diluted net loss per common share using the weighted average shares outstanding for the period. Had the Company been in a net income position, diluted earnings per share as of June 30, 1999 and 1998 would have included an additional 12,030,133 and 11,545,142 shares, respectively, related to the Company's outstanding options, warrants and convertible preferred stock (prior to the application of treasury stock method.)

3.   STOCKHOLDERS' EQUITY

     In January 1999, the Company completed a private placement of 2,254,545 shares of its Common Stock for net proceeds of approximately $5,798,000, after deducting fees and commissions and other expenses of the offering. The Company's comprehensive loss was the same as the Company's net loss for the reporting periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

     Since its inception, the Company's efforts have been principally devoted to product and technology development, clinical research, raising capital, and securing patent protection. At June 30, 1999, the Company had an accumulated deficit of approximately $60,049,000, resulting from expenditures for research and development and general and administrative activities.

     There were no revenues for the three months ended June 30, 1999. There was approximately $47,000 in revenues from a U.S. government grant for the six months ended June 30, 1999. There were no revenues for the three- and six-month periods ended June 30, 1998.

     Research and development expenses for the second quarter of 1999 were approximately $2,725,000 compared to $1,466,000 for the same quarter in 1998, an increase of 86%. For the six months ended June 30, 1999, research and development expenses were $4,945,000, including $136,000 of acquired in-process research and development related to the acquisition of minority interest of Theracell, compared to $3,152,000 for the same period in 1998, an increase of 57%. These planned increases are primarily due to the ongoing Phase II clinical trials for CeaVac, TriAb and Pivanex, and accelerating patient enrollment in the trial with CeaVac in colorectal cancer during second quarter of 1999.

     General and administrative expenses for the second quarter of 1999 were approximately $529,000 compared to $974,000 for the same quarter in 1998, a decrease of 46%. For the six months ended June 30, 1999, general and administrative expenses were $1,316,000 compared to $2,004,000 for the same period in 1998, a decrease of 34%. These decreases can be attributed to the Company's planned consolidation of operations and ongoing efforts to contain non-research operating costs.

     Other income, net of other expenses for the second quarter of 1999 was approximately $147,000 compared to $211,000 for the same quarter in 1998, a decrease of approximately $65,000. Other income for the second quarter of 1999 included interest income of approximately $150,000 compared to $225,000 for the same quarter in 1998. For the six months ended June 30, 1999, interest income was $302,000 compared to $489,000 for the same period in 1998.


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

     SYSTEM ASSESSMENT

     Titan is a relatively young company and most of its Information Technology ("IT") and Non-IT systems were Year 2000 compliant when purchased. The Company believes, therefore, it will not be required to implement significant modifications or replace significant portions of its software and hardware in order to be Year 2000 compliant. The Company is, however, taking steps to ensure that the Year 2000 Issue does not have a material impact on the operation of the Company.

     Significant functions related to the Company's clinical trials are carried out by contract research organizations ("CROs"). These functions include, but are not limited to, clinical study monitoring, biostatistics, data management and drug manufacturing. To the extent that the systems of CROs produce incorrect information or cause incorrect interpretation of the information that they produce, the Company is at risk for making invalid conclusions about the nature, efficacy, or safety of its products or technologies which could lead to abandoning potentially lucrative products or technologies or invalidly continuing development and pursuing FDA approval of others. The Company is in the process of contacting its significant suppliers and CROs and requesting that they provide certificates of compliance with relation to this issue. At this time the Company is not aware of any suppliers or CROs with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that its suppliers or CROs will be Year 2000 ready. The inability of its suppliers or CROs to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by other external agents is not determinable.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations from inception primarily through private and public sales of its securities, corporate partnerships and government grants. During 1997, the Company received approximately $25,861,000 from license fees and the sale of a research technology.

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

     Titan has entered into various agreements with contract research organizations, academic institutions, and other entities for the performance of research and development activities and for the maintenance of licenses related to those activities. The aggregate commitments the Company has under these agreements, including minimum license payments, for the next 12 months is approximately $3,172,000. Certain of the licenses provide for the payment of royalties by the Company on future product sales, if any. In addition, in order to maintain license and other rights while products are under development, the Company must comply with customary licensee obligations, including the payment of patent related costs and meeting project-funding milestones.

     In May 1998, the Company negotiated a $5,000,000 bank line of credit. To date the Company has not borrowed against this facility.

     The Company expects to continue to incur substantial additional operating losses from costs related to continuation and expansion of product development, clinical trials, and increased administrative and fund raising activities over at least the next several years. To preserve operating capital, the Company has chosen to strategically focus on development of its later stage products in clinical development, and at least temporarily reduce or eliminate spending on certain preclinical programs. While the Company has sufficient working capital to sustain planned operations for a period greater than 12 months, the Company may seek additional financing, depending on numerous factors including, but not limited to, the progress of the Company's product development programs, the results of clinical studies, technological advances, determinations as to the commercial potential of the Company's products, and the status of competitive products. In addition, certain expenditures will be dependent on the establishment of collaborative relationships with other companies, the availability of financing, and other factors. In any event, the Company anticipates that it will require substantial additional financing in the future. There can be no assurance as to the availability or terms of any required additional financing, when and if needed.


                                     PART II


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits
                           27.1             Financial Data Schedule


                  (b)     Reports on Form 8-K
                          There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   TITAN PHARMACEUTICALS, INC.

         August 16, 1999           By:     /s/Louis R. Bucalo
                                       ---------------------------------------
                                        Louis R. Bucalo, M.D.
                                        President and Chief Executive Officer

         August 16, 1999           By:     /s/Robert E. Farrell
                                       ---------------------------------------
                                        Robert E. Farrell
                                        Chief Financial Officer