Form 10-Q
period 1999-09-30
TITAN PHARMACEUTICALS INC
filed 1999-11-15
CIK 910267

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended September 30, 1999.
or
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From to .

Commission file number 0-27436

Titan Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3171940 (I.R.S. Employer Identification No.)

400 Oyster Point Blvd., Suite 505, South San Francisco, California 94080
(Address of Principal Executive Offices including zip code)

(650) 244-4990
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    There were 15,620,471 of the Registrant's Common Stock issued and outstanding on October 29, 1999.

Titan Pharmaceuticals, Inc.
Index to Form 10-Q

		Page
Part I.	Financial Information
	Item 1. Condensed Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets September 30, 1999 and December 31, 1998	2
	Condensed Consolidated Statements of Operations Three months and nine months ended September 30, 1999 and 1998 and period from commencement of operations (July 25, 1991) to September 30, 1999	3
	Condensed Consolidated Statements of Cash Flows Nine months ended September 30, 1999 and 1998 and period from commencement of operations (July 25, 1991) to September 30, 1999	4
	Notes to Condensed Consolidated Financial Statements—September 30, 1999	5
	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Part II.	Other Information
	Item 4. Submission of Matters to a Vote of Security Holders	10
	Item 6. Exhibits and Reports on Form 8-K	10
SIGNATURES		11

Part I. Financial Information

TITAN PHARMACEUTICALS, INC.
(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 1999 (unaudited)	December 31, 1998 (Note A)
Assets
Current assets
Cash and cash equivalents	$9,147,297	$11,654,896
Prepaid expenses and other current assets	134,023	139,958

Total current assets	9,281,320	11,794,854
Furniture and equipment, net	421,305	416,956
Other assets	15,959	15,783

	$9,718,584	$12,227,593

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$249,298	$410,235
Accrued clinical trials expense	477,700	653,218
Other accrued liabilities	432,004	516,770

Total current liabilities	1,159,002	1,580,223
Commitments
Minority interest—Series B preferred stock of Ingenex, Inc.	1,241,032	1,241,032
Stockholders' Equity
Preferred stock, at amounts paid in	5,000,000	5,000,000
Common stock, at amounts paid in	58,445,715	52,291,369
Additional paid-in capital	6,524,247	6,524,204
Deferred compensation	(157,760)	(286,580)
Deficit accumulated during the development stage	(62,493,652)	(54,122,655)

Total stockholders' equity	7,318,550	9,406,338

	$9,718,584	$12,227,593

Note A: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Commencement of Operations (July 25, 1991) to Sept 30, 1999
	1999	1998	1999	1998
License and grant revenue	$52,340	$—	$99,000	$—	$17,997,281
Operating expenses:
Research and development	1,748,864	2,138,166	6,558,394	5,289,946	51,262,073
Acquired in-process research and development	—	—	135,785	—	10,321,785
General and administrative	837,657	805,214	2,153,766	2,808,743	24,203,589

Total operating expenses	2,586,521	2,943,380	8,847,945	8,098,689	85,787,447

Loss from operations	(2,534,181)	(2,943,380)	(8,748,945)	(8,098,689)	(67,790,166)
Other income (expense):
Equity in loss of Ansan Pharmaceuticals, Inc.	—	—	—	—	(2,046,939)
Gain on sale of technology	—	—	—	—	8,361,220
Interest income	119,811	189,652	421,405	678,545	3,106,147
Interest expense	—	—	—	(87)	(4,389,902)
Other (expense) income	(30,359)	(362)	(43,457)	41,607	221,074

Other income, net	89,452	189,290	377,948	720,065	5,251,600

Loss before minority interest	(2,444,729)	(2,754,090)	(8,370,997)	(7,378,624)	(62,538,566)
Minority interest in losses of subsidiaries	—	—	—	—	44,914

Net loss	$(2,444,729)	$(2,754,090)	$(8,370,997)	$(7,378,624)	$(62,493,652)
Deemed dividend upon conversion of preferred stock	—	—	—	—	(5,431,871)

Net loss attributable to common stockholders	$(2,444,729)	$(2,754,090)	$(8,370,997)	$(7,378,624)	$(67,925,523)

Basic and diluted net loss per common share	$(0.16)	$(0.21)	$(0.55)	$(0.56)

Shares used in computing basic and diluted net loss per share	15,453,642	13,123,508	15,180,094	13,103,513

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended Sept 30,
			Period from Commencement of Operations (July 25, 1991) to Sept 30, 1999
	1999	1998
Cash flows from operating activities
Net loss	$(8,370,997)	$(7,378,624)	$(62,493,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	244,521	220,185	1,986,825
Issuance of common stock to acquire technology	—	—	5,500,000
Payment of guaranteed security value	—	(3,044,409)	(3,044,409)
Accretion of discount on indebebtedness	—	—	2,290,910
Equity in loss of Ansan Pharmaceuticals, Inc.	—	—	2,046,940
Other	—	13,016	(239,336)
Issuance of common stock to acquire minority interest of Theracell, Inc.	135,785	—	821,785
Changes in operating assets and liabilities:
Receivables, prepaids and other assets	5,760	328,310	(154,946)
Accounts payable	(160,937)	(191,857)	573,488
Other accrued liabilities	(260,286)	(297,280)	1,310,118

Net cash used in operating activities	(8,406,154)	(10,350,659)	(51,402,277)

Cash flows from investing activities
Purchase of furniture and equipment, net	(120,050)	(148,505)	(1,569,372)
Purchase of short-term investments	—	—	(59,782,493)
Proceeds from sale of short-term investments	—	—	59,782,493
Effect of deconsolidation of Ansan Pharmaceuticals, Inc.	—	—	(135,934)

Net cash used in investing activities	(120,050)	(148,505)	(1,705,306)

Cash flows from financing activities
Issuance of common stock	6,018,562	215,832	36,260,318
Deferred financing costs	—	—	(713,899)
Issuance of preferred stock	—	—	22,601,443
Proceeds from notes and advances payable	—	—	2,681,500
Repayment of notes payable	—	—	(1,441,500)
Proceeds from Ansan bridge financing	—	—	1,425,000
Proceeds from Titan Pharmaceuticals, Inc. and Ingenex, Inc. bridge financing	—	—	5,250,000
Repayment of Titan Pharmaceuticals, Inc. and Ingenex, Inc. bridge financing	—	—	(5,250,000)
Proceeds from capital lease bridge financing	—	—	658,206
Payments of principle under capital lease obligation	—	—	(633,766)
Proceeds from Ingenex, Inc. technology financing	—	—	2,000,000
Principal payments on Ingenex, Inc. technology financing	—	—	(2,000,000)
Increase (decrease) in minority interest	—	—	1,241,032
Issuance of common stock by subsidiaries	43	—	176,546

Net cash provided by financing activities	6,018,605	215,832	62,254,880

Net increase/(decrease) in cash and cash equivalents	(2,507,599)	(10,283,332)	9,147,297
Cash and cash equivalents, beginning of period	11,654,896	24,386,872	—

Cash and cash equivalents, end of period	$9,147,297	$14,103,540	$9,147,297

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Summary of Significant Accounting Policies

The Company and its Subsidiaries

    Titan Pharmaceuticals, Inc. (the "Company" or "Titan"), was incorporated in February 1992 in the State of Delaware. Titan is a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system disorders, cancer and other serious and life-threatening diseases. Titan conducts a portion of its operations through two subsidiaries: Ingenex, Inc. ("Ingenex") and ProNeura, Inc. ("ProNeura"). The Company and its subsidiaries operate in one industry segment.

  Ingenex, Inc.

    Ingenex is engaged in the development of gene-based therapeutics for the treatment of cancer. At September 30, 1999, the Company owned 81% of Ingenex, assuming the conversion of all preferred stock to common stock.

  ProNeura, Inc.

    ProNeura is engaged in the development of cost effective, long term treatment solutions to neurologic and psychiatric disorders through an implantable drug delivery system. At September 30, 1999, the Company owned 79% of ProNeura.

  Theracell Merger

    On March 10, 1999, a majority owned Company subsidiary, Theracell was merged with and into Titan. Pursuant to the merger, the Company recorded an in-process research and development expense of approximately $136,000, related to the acquisition of the shares held by the minority shareholders.

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements include the accounts of Titan and its majority owned subsidiaries after elimination of all significant intercompany accounts and transactions. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financials should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. annual report on Form 10-K for the year ended December 31, 1998.

2. Net Loss Per Share

    The Company calculates basic and diluted net loss per common share using the weighted average shares outstanding for the period. Had the Company been in a net income position, diluted earnings per share as of September 30, 1999 and 1998 would have included an additional 12,285,488 and 11,694,667 shares, respectively, related to the Company's outstanding options, warrants and convertible preferred stock (prior to the application of treasury stock method.)

3. Stockholders' Equity

    In January 1999, the Company completed a private placement of 2,254,545 shares of its Common Stock for net proceeds of approximately $5,798,000, after deducting fees and commissions and other expenses of the offering. The Company's comprehensive loss was the same as the Company's net loss for the reporting periods.

4. Subsequent Event

    In October 1999, the Company called for redemption on November 19, 1999 (the "Redemption Date") of its outstanding Class A Warrants for cash at the redemption price of $0.05 per warrant. Rather than surrendering the warrants for redemption, warrant holders may exercise their rights to purchase the Company's Common Stock at a price of $6.02 per share at any time prior to 5:00PM EST on the Redemption Date. In connection with the redemption, the Company entered into an advisory agreement with Deutsche Bank Securities Inc. pursuant to which the Company agreed to pay an advisory fee of $2 million payable on the Redemption Date if at least $30 million is received from warrant exercises, or in installments if more than $15 million but less than $30 million is raised. If less than $15 million is raised, $1 million of Deutsche Bank's fee will be in the form of warrants. Also in connection with the redemption, the Company amended the warrant agreement to terminate D.H. Blair Investment Banking Corp.'s solicitation rights in consideration for the payment to Blair of 2.7% of the warrant exercise proceeds.

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

Results of Operations

    Since its inception, the Company's efforts have been principally devoted to product and technology development, clinical research, raising capital, and securing patent protection. At September 30, 1999, the Company had an accumulated deficit of approximately $62,494,000, resulting from expenditures for product development and general and administrative activities.

    Revenues from a U.S. government grant for the three and nine months ended September 30, 1999 were approximately $52,000 and $99,000, respectively. There were no revenues for the three and nine months ended September 30, 1998.

    Research and development expenses for the third quarter of 1999 were approximately $1,749,000 compared to $2,138,000 for the same quarter in 1998, a decrease of 18%. Planned expenditures for the third quarter of 1999 were based on prioritizing company resources for the development of CeaVac™, Pivanex™ and Spheramine™, and support its other programs through NIH and various other grants. For the nine months ended September 30, 1999, research and development expenses were $6,694,000, including $136,000 of acquired in-process research and development related to the acquisition of minority interest of Theracell, compared to $5,290,000 for the same period in 1998, an increase of 27%. Research and development spending for the nine months in 1999 were within budget, and the planned increase compared to 1998 was primarily due to patient enrollment in the Phase II clinical trial with CeaVac™ in colorectal cancer and the final phases of the pre-clinical program for Spheramine with anticipated clinical trial commencement by the end of the year.

    General and administrative expenses for the third quarter of 1999 were approximately $838,000 compared to $805,000 for the same quarter in 1998, an increase of 4%. For the nine months ended September 30 1999, general and administrative expenses were $2,154,000 compared to $2,809,000 for the same period in 1998, a decrease of 23%. The decrease for the nine months was due to the Company's planned consolidation of operations and ongoing efforts to contain non-research operating costs.

    Other income, net of other expenses for the three and nine month periods ended September 30, 1999 were approximately $89,000 and $378,000, respectively, compared to $189,000 and $720,000, respectively, for the same periods in 1998. The decreases were primarily a result of reduced interest income during 1999 compared to the same periods in 1998.

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

  System Assessment

    Most of Titan's Information Technology ("IT") and Non-IT systems were Year 2000 compliant when purchased. The Company believes, therefore, it will not be required to implement significant modifications or replace significant portions of its software and hardware in order to be Year 2000 compliant. The Company is, however, taking steps to ensure that the Year 2000 Issue does not have a material impact on the operation of the Company.

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

    In October 1999, the Company called for redemption on November 19, 1999 (the "Redemption Date") of its outstanding Class A Warrants for cash at the redemption price of $0.05 per warrant. Rather than surrendering the warrants for redemption, warrant holders may exercise their rights to purchase the Company's Common Stock at a price of $6.02 per share at any time prior to 5:00PM EST on the Redemption Date. In the event that all of the warrants are exercised, the Company will receive gross proceeds of up to $42,700,000 before deducting fees and expenses. In connection with the redemption, the Company entered into an advisory agreement with Deutsche Bank Securities Inc. pursuant to which the Company agreed to pay an advisory fee of $2 million payable on the Redemption Date if at least $30 million is received from warrant exercises, or in installments if more than $15 million but less than $30 million is raised. If less than $15 million is raised, $1 million of Deutsche Bank's fee will be in the form of warrants. Also in connection with the redemption, the Company amended the warrant agreement to terminate D.H. Blair Investment Banking Corp.'s solicitation rights in consideration for the payment to Blair of 2.7% of the warrant exercise proceeds.

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

    Titan has entered into various agreements with contract research organizations, academic institutions, and other entities for the performance of research and development activities and for the maintenance of licenses related to those activities. The aggregate commitments the Company has under these agreements, including minimum license payments, for the next 12 months is approximately $2,316,000. Certain of the licenses provide for the payment of royalties by the Company on future product sales, if any. In addition, in order to maintain license and other rights while products are under development, the Company must comply with customary licensee obligations, including the payment of patent related costs and meeting project-funding milestones.

    In May 1998, the Company negotiated a $5,000,000 bank line of credit that expires in March 2000. To date the Company has not borrowed against this facility.

    The Company expects to continue to incur substantial additional operating losses from costs related to continuation and expansion of product development, clinical trials, and administrative activities over at least the next several years. To preserve operating capital, the Company has chosen to strategically focus on development of its later stage products in clinical development, and at least temporarily reduce or eliminate spending on certain preclinical programs. While the Company has sufficient working capital to sustain planned operations for a period greater than 12 months, the Company may seek additional financing, depending on numerous factors including, but not limited to, the amount of proceeds received by the Company upon the exercise of its Class A Warrants, the progress of the Company's product development programs, the results of clinical studies, technological advances, determinations as to the commercial potential of the Company's products, and the status of competitive products. In addition, certain expenditures will be dependent on the establishment of collaborative relationships with other companies, the availability of financing, and other factors. In any event, the Company may require substantial additional financing in the future. There can be no assurance as to the availability or terms of any required additional financing, when and if needed.

PART II

Item 4. Submission of Matters to a Vote of Security Holders

    On August 30, 1999, the Company held its Annual Meeting of Shareholders. Matters voted upon at the meeting and the number of affirmative votes, negative votes, withheld votes and abstentions cast with respect to each such matter were as follows:

		Affirmative Votes	Withheld Votes
1.	Election of the Company's Directors:
	Louis R. Bucalo, M.D.	10,046,861	108,022
	Ernst-Gunter Afting, M.D., Ph.D.	10,046,261	108,622
	Victor J. Bauer, Ph.D.	10,046,861	108,022
	Eurelio M. Cavalier	10,045,861	109,022
	Michael K. Hsu	10,046,811	108,072
	Hubert Huckel, M.D.	10,046,361	108,522
	Marvin E. Jaffe, M.D.	10,046,361	108,522
	Konrad M. Weis, Ph.D.	10,046,461	108,422
	Kenneth J. Widder, M.D.	10,046,861	108,022
		Affirmative Votes	Against Votes	Abstentions
2.	Approval of the appointment of Ernst & Young LLP as independent auditors:	10,090,953	57,100	6,830

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

10.32	Advisory Agreement between the Registrant and Deutsche Bank Securities Inc. (effective as of October 18, 1999)
10.33	Agreement between the Registrant and D.H. Blair Investment Banking Corp. dated October 18, 1999.
27.1	Financial Data Schedule

    (b) Reports on Form 8-K

    A current report on Form 8-K was filed with the Securities and Exchange Commission on October 19, 1999 to announce the redemption of the registrant's outstanding Class A warrants.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.
November 15, 1999	By:	/s/ LOUIS R. BUCALO Louis R. Bucalo, M.D. President and Chief Executive Officer
November 15, 1999	By:	/s/ ROBERT E. FARRELL Robert E. Farrell Chief Financial Officer

QuickLinks

Titan Pharmaceuticals, Inc. Index to Form 10-Q

PART II
SIGNATURES