Form 10-K405
period 1999-12-31
TITAN PHARMACEUTICALS INC
filed 2000-03-30
CIK 910267

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-27436

                            ------------------------

                          TITAN PHARMACEUTICALS, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     94-3171940
    (State or other jurisdiction of              (I.R.S. employer identification
    incorporation or organization)                           number)

    400 OYSTER POINT BLVD., SUITE 505, SOUTH SAN FRANCISCO, CALIFORNIA 94080
          (Address of principal executive offices, including zip code)

                                 (650) 244-4990
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, $.001 par value

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to the filing requirements for the past ninety (90) days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $914 million, based on the last sales price of the common stock as of March 24, 2000.

    As of March 24, 2000, 25,550,075 shares of common stock, $.001 par value, of the registrant were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

    Statements in this Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under "Risk Factors" including, but not limited to, the results of research and development efforts, the results of pre-clinical and clinical testing, the effect of regulation by the United States Food and Drug Administration (FDA) and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, the results of financing efforts, the effect of our accounting policies, and other risks detailed in our Securities and Exchange Commission filings.

    Spheramine-TM-, CeaVac-Registered Trademark-, TriAb-Registered Trademark-, TriGem-TM-, Pivanex-TM- and CCM-TM- are trademarks of Titan Pharmaceuticals, Inc. Zomaril-TM- is a trademark of Novartis Pharma AG. This Form 10-K also includes trade names and trademarks of companies other than Titan
Pharmaceuticals, Inc.

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

    Titan Pharmaceuticals, Inc. is a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system (CNS) disorders, cancer, and other serious and life threatening diseases.

    In the CNS arena, we are developing iloperidone, which is currently in Phase III clinical testing for schizophrenia through a licensing and development agreement with Novartis Pharma AG. Novartis has tradenamed the product Zomaril. Novartis is fully funding and conducting the Phase III program, which will enroll approximately 3,300 patients in 24 countries. Zomaril is being developed for the treatment of schizophrenia and related psychotic disorders--a market expected to reach $6 billion by 2003. Also in the CNS arena, we are developing a unique cell based therapeutic, Spheramine, which is in Phase I/II testing, for the treatment of Parkinson's disease. We have entered into a collaboration with Schering AG for the development, manufacture and commercialization of this treatment for Parkinson's disease, and Schering is funding the manufacturing, development and clinical studies of the product in exchange for worldwide commercialization rights.

    Our cancer therapeutics in clinical testing include three monoclonal antibodies--CeaVac, TriAb, and TriGem--which are designed to stimulate a patient's immune system against various types of cancer cells. CeaVac is currently being evaluated in a large multi-center double-blind placebo-controlled Phase II/III clinical trial in patients with Stage IV metastatic colorectal cancer. TriAb is currently being evaluated in a double-blind placebo-controlled Phase II clinical study in patients with breast cancer. TriGem has completed initial Phase I testing in patients with melanoma, and we are pursuing later stage clinical trials through co-operative clinical oncology research groups. Another Titan anti-cancer product in development, Pivanex, is a small molecule drug that acts as a cell differentiating agent. Pivanex is currently in Phase II clinical testing for non-small cell lung cancer. Additionally, we are developing a gene therapy product for treating various cancers. Further, we are developing a long-term drug delivery system with applications in the treatment of CNS disorders and other condition.

    We were incorporated in Delaware in February 1992 and have been funded through various sources, including our initial public offering in January 1996 and private placements of our securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government sponsored research grants.

    Our gene therapy and long term drug delivery technologies are being developed in our two consolidated subsidiaries: Ingenex, Inc., and ProNeura, Inc., respectively. References to us and our products throughout this document include the products under development by the two subsidiaries.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    We operate in only one business segment, the development of biopharmaceutical products.

(C) NARRATIVE DESCRIPTION OF BUSINESS

PRODUCT DEVELOPMENT PROGRAMS

    ZOMARIL (ILOPERIDONE)--SCHIZOPHRENIA AND RELATED PSYCHOTIC DISORDERS

    In January 1997, we entered into a license agreement with Hoechst Marion Roussel, Inc., pursuant to which we acquired an exclusive worldwide license to iloperidone, an antipsychotic agent in development for treatment of schizophrenia and related disorders. Schizophrenia strikes relatively early in adult life and is generally viewed as a chronic, long-term disorder. Schizophrenia is characterized by the presence of "positive" symptoms, such as delusions, hallucinations, and disorganized speech, and "negative" symptoms such as withdrawal and apathy. According to the World Health Organization, approximately 45 million people worldwide have some form of schizophrenia or a related psychotic disorder.

    Zomaril (iloperidone) is one of a new class of antipsychotic medications, referred to as atypical antipsychotics, which are believed to be more effective against most of the symptoms of schizophrenia with a lower incidence of side effects than older medications. The results of Phase II trials, as well as preliminary data from the Phase III study, demonstrate that Zomaril may provide effective treatment against symptoms of schizophrenia, with lower incidence of extrapyramidal symptoms and other significant side effects.

    In November 1997, we entered into an agreement with Novartis Pharma AG in which we granted a sublicense to Novartis for the worldwide (with the exception of Japan) development, manufacturing and marketing of Zomaril. Pursuant to the Novartis sublicense, Novartis paid us approximately $17.4 million in license fees and reimbursement of research and development expenses and made a $5 million equity investment in us, and is required to make additional milestone and royalty payments to Hoechst and us. Novartis commenced its Phase III program for Zomaril in August 1998 and expects to complete all studies by mid 2001.

    IMMUNOTHERAPEUTICS--CANCER THERAPY

    We are engaged in development of cancer immunotherapeutics utilizing anti-idiotypic antibody technology licensed from the University of Kentucky Research Foundation. These monoclonal antibody therapeutics under development mimic specific antigens that are primarily present on the targeted cancer cell and are not commonly found on normal tissue. From a molecular biological perspective the antibody is structurally similar to the cancer antigen. When injected into a patient, the vaccine acts as a trigger for the normal immune system's response of lymphocytes to attack cancer cells.

    We are developing three such products that have collectively demonstrated an immune response in humans against antigens associated with colon cancer, breast cancer, ovarian cancer, small cell lung cancer, melanoma and other cancers. The products are:

    - CeaVac--We believe this product has potential utility in the treatment of adenocarcinomas, notably, colorectal cancer, non-small cell lung cancer, pancreatic cancer, gastric cancer and other cancers. The target, carcinoembryonic antigen, is presented in the largest group of cancers, adenocarcinomas. In particular, this product has received significant interest in the international oncology community, as it is the first published report of a vaccine to consistently break carcinoembryonic antigen immune tolerance in humans. CeaVac is currently being evaluated in a multi-center double-blind placebo-controlled Phase II/III clinical trial in patients with Stage IV metastatic colorectal cancer. We are also pursuing additional clinical studies through co-operative groups.

    - TriAb--We believe this product has potential utility in the treatment of breast, ovarian and non-small cell lung cancer. TriAb is currently being evaluated in a double-blind placebo-controlled Phase II clinical study in patients with breast cancer.

    - TriGem--We believe this product has potential utility in the treatment of melanoma, small cell lung cancer and sarcoma. TriGem has completed initial Phase I testing in patients with melanoma, and we are pursuing later stage clinical trials through co-operative clinical oncology research groups.

    PIVANEX--ANTI-CANCER THERAPY BASED UPON CELLULAR DIFFERENTIATION

    Pivanex is made from a patented analog of butyric acid and has demonstrated in laboratory tests the ability to destroy cancer cells through the mechanism of cellular differentiation. Traditional cytotoxic chemotherapeutics tend to kill cancer cells preferentially because cancer cells divide more often and more rapidly than most normal cells. Unfortunately, such agents may also kill rapidly dividing normal cells, including blood cells and cells of the intestine lining, which leads to side effects such as anemia, nausea, vomiting and risk of infection. Unlike traditional cytotoxic chemotherapy, differentiation therapy represents a relatively new direction in cancer research, and involves the development of agents that, in contrast to the function of cytotoxic agents, induce cancer cells to differentiate and undergo terminal cellular senescence. Differentiation therapy may also lead to apoptosis, or what is known as normal "programmed cell death," resulting in the destruction of the cancer cells while sparing normal cells. Pivanex is currently in Phase II clinical testing in patients with non-small cell lung cancer.

    CELL THERAPY PRODUCTS (SPHERAMINE)--PARKINSON'S DISEASE

    We are engaged in the development of cell-based therapeutics intended for use in the treatment of neurologic diseases. A majority of neurological disorders, including Parkinson's disease, Alzheimer's disease, stroke and epilepsy, occur when brain cells (neurons) die. Because neurons cannot readily regenerate in response to injury or cell death, most current pharmaceutical therapies are directed toward amplifying the function of the remaining neurons, an approach which becomes less effective over time as an increasing number of the neurons die. In addition, because traditional drugs are delivered through the blood stream to all body tissues, even though they are intended to act on only certain sites in the brain, side effects result from the delivery of the agents to these other non-target organs and tissues. Our proprietary technologies enable the development of cell-based therapies for minimally-invasive, site specific (i.e., stereotaxic) delivery to the central nervous system of therapeutic factors precisely where they are needed in order to treat the neurological disease or disorder.

    One of our technologies, licensed on an exclusive worldwide basis from New York University, involves the direct implantation into the CNS of microscopic beads (microcarriers), the surfaces of which are coated with live cells that secrete therapeutic factors useful in the treatment of certain neurological diseases. The beads provide a matrix, or surface, to which cells attach and grow. We believe that this cell-coated microcarrier (CCM) technology can facilitate site-specific delivery of missing or deficient neurotransmitters and growth factors to diseased or injured areas of the brain by increasing the survival and successful engraftment of implanted cells. Our first product under development based on this technology is Spheramine, consisting of microcarriers coated with dopamine-producing human pigment retinal epithelial cells, intended for the treatment of Parkinson's disease. Preliminary evidence of efficacy of Spheramine has been demonstrated in a validated primate model of Parkinson's Disease (MPTP monkey model). Based on these promising results and successful initial safety testing in primates, we initiated Phase I/II clinical testing of this product in an open-label evaluation of safety and efficacy. This study is being performed at Emory University.

    In January 2000, we entered into an agreement with Schering AG, under which Schering and we will collaborate on manufacturing and clinical development of cell therapy for the treatment of Parkinson's disease. We will receive funding for development activities, as well as potential reimbursement of certain prior research and development expenses. Schering will fully fund, and manage in collaboration with us, all future pilot and pivotal clinical studies, and manufacturing and development activities. Under this agreement, Schering received exclusive, worldwide development, manufacturing and commercialization rights, and, in addition to the above payments, agreed to pay us a royalty on product sales. Schering also retains the right to make an equity investment in us, up to a specified amount, upon initiation of pivotal clinical studies. In addition to the collaborative development of Spheramine for Parkinson's disease, Titan and Schering will also mutually explore other potential therapeutic applications of our CCM technology, under a one year exclusive option granted to Schering by us.

    GENE THERAPY PRODUCTS--CANCER

    We are currently developing RB94, a gene therapy product for the treatment of cancer, under an exclusive worldwide license from the Baylor College of Medicine held by Titan's Ingenex subsidiary. RB94 combines a truncated variant
(p94) of the RB gene, a tumor suppressor gene, with a viral vector. We believe the form of the RB protein encoded by the RB94 gene therapy product is more effective at causing suppression of tumor cells than the full-length RB protein, based on data demonstrating in vitro suppression of numerous tumor types tested to date, including tumors of the bladder, prostate, cervix, bone, breast, lung and fibrous tissue. In addition, preliminary experiments indicate the modified gene is effective in suppressing some cancer cell lines in vitro that continue to contain the functional native RB gene.

    We are currently testing RB94 in pre-clinical studies of solid tumors in mouse models, and expect to conduct additional pre-clinical testing in preparation for pilot clinical trials.

    In July 1999, we announced that our Ingenex subsidiary had entered into a cross-license agreement with Selective Genetics, under which we will receive exclusive rights to develop cancer therapies using Selective's proprietary cancer cell targeting technology in conjunction with RB94. We plan to combine these technologies to potentially enable systemic anti-cancer gene therapy.

    We own 81% of the outstanding stock of Ingenex.

    IMPLANTABLE DRUG DELIVERY SYSTEM

    We are developing a sustained drug delivery technology with application in the treatment of a number of neurologic and psychiatric disorders in which conventional treatment is limited by variability of drug concentration in blood and poor patient compliance. The technology, which has been licensed from the Massachusetts Institute of Technology (MIT), consists of a polymeric drug delivery system that potentially can provide controlled drug release over extended periods (i.e., from three months to more than one year). The technology involves imbedding the drug of interest in a polymer, which is then implanted subcutaneously to provide systemic delivery as body fluids wash over the implant and the drug is released. This results in a constant rate of release similar to intravenous administration. We believe that such long-term, linear release characteristics are highly desirable, avoiding peak and trough level dosing that poses problems for many CNS and other therapeutic agents.

    In July 1999, we announced that our ProNeura subsidiary had successfully completed pre-clinical experiments demonstrating long-term drug delivery using its polymeric drug delivery system. This study, which was supported by an SBIR phase I grant from the National Institutes of Health (NIH), demonstrated proof of concept in animal models using an approved antipsychotic agent, by delivering sustained therapeutic drug levels for periods of greater than four months, without any adverse effects.

    We are conducting further pre-clinical evaluation of prototype products through contract research and manufacturing organizations, including evaluation of this drug delivery system for treatment of drug addiction. This project is currently supported by an SBIR grant.

    We currently own approximately 79% of ProNeura.

SPONSORED RESEARCH AND LICENSE AGREEMENTS

    We are a party to several agreements with research institutions, companies, universities and other entities for the performance of research and development activities and for the acquisition of licenses relating to such activities.

    ZOMARIL (ILOPERIDONE)

    In January 1997, we acquired an exclusive worldwide license under United States and foreign patents and patent applications relating to the use of iloperidone for the treatment of psychiatric and psychotic disorders and analgesia. The Hoechst agreement provides for the payment of an up-front license fee in cash and stock of $9.5 million, which we paid in 1997, as well as additional late stage milestone payments. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The Hoechst agreement also provides for the payment of royalties on net sales and requires us to satisfy certain other terms and conditions in order to retain its rights thereunder, all of which have been met to date. In November 1997, we granted a sublicense to Novartis under which Novartis will continue, at its expense, all further development of Zomaril and will make milestone payments to us equivalent to our milestone obligations to Hoechst, and will also pay Hoechst and us a royalty on net sales of the product.

    IMMUNOTHERAPEUTICS

    In May 1996, we acquired an exclusive, worldwide license under certain United States and foreign patent and patent applications pursuant to a license agreement with the University of Kentucky Research Foundation. These patent and patent applications relate to the anti-idiotypic antibodies known as 3H1, 1A7 and 11D10 and their fragments, derivatives or analogs. The Kentucky agreement requires us to fund research at the University of Kentucky at amounts agreed to on an annual basis, for the five year period ending November 14, 2001. The Kentucky agreement provides for the payment of certain license fees as well as royalties based on net sales of licensed products by us or any sublicensees. We must also pay all costs and expenses incurred in obtaining and maintaining patents, and diligently pursue a vigorous development program for the products in order to maintain our license rights under the Kentucky agreement.

    PIVANEX

    We have acquired, from Bar-Ilan Research and Development Co. Ltd., an exclusive, worldwide license to an issued United States patent and certain foreign patents, and patent applications covering novel analogs of butyric acid owned by Bar-Ilan University and Kupat Hulim Health Insurance Institution. The Bar-Ilan agreement provides for the payment by us to Bar-Ilan of royalties based on net sales of products and processes incorporating the licensed technology, subject to minimum annual amounts commencing in 1995, as well as a percentage of any income derived from any sublicense of the licensed technology. We must also pay all costs and expenses incurred in patent prosecution and maintenance. Our minimum annual royalty for 1999 and thereafter is $60,000.

    We must also satisfy certain other terms and conditions set forth in the Bar-Ilan agreement in order to retain our license rights, including:

    - the use of reasonable best efforts to bring any products developed under the Bar-Ilan agreement to market,

    - the timely commencement of toxicology testing on small and large animals,

    - the development of and compliance with a detailed business plan, and

    - the timely payment of royalty fees.

    All of the above conditions have been met to date.

    CELL THERAPY PRODUCTS

    We acquired an exclusive, worldwide license under certain United States and foreign patent applications relating to the CCM technology pursuant to a research and license agreement with New York University (NYU). The NYU agreement provides for the payment of royalties based on net sales of products and processes incorporating the licensed technology, as well as a percentage of any income it receives from any sublicense thereof. We are also obligated to reimburse NYU for all costs and expenses incurred by NYU in filing, prosecuting and maintaining the licensed patents and patent applications.

    We must satisfy certain other terms and conditions of the NYU agreement in order to retain our license rights. These include, but are not limited to, the use of best efforts to bring licensed products to market as soon as commercially practicable and to diligently commercialize such products thereafter. In
January 2000, we granted a sublicense to Schering AG, under which Schering is funding the continued development of the licensed technology and potential commercialization of the product candidate Spheramine. We are also entitled to certain developmental milestone payments and royalty on net sales of the product.

    In March 1996, we acquired an exclusive, worldwide license under United States and foreign patent applications relating to the Sertoli cell technology pursuant to a license agreement with the University of South Florida and the University of South Florida Research Foundation, Inc. The South Florida agreement provides for the payment of royalties based on net sales by us or any sublicensees of products and processes incorporating the licensed technology. We are also obligated to reimburse South Florida for all costs and expenses incurred by South Florida in filing, prosecuting and maintaining the licensed patent rights. We must satisfy certain other terms and conditions of the South Florida agreement in order to retain our full exclusive license rights. These include:

    - the development and introduction into clinical trials of at least one product within three years of such date and

    - an additional product every two years thereafter until commercialization of one product, and

    - the timely payment of license and royalties.

    If we failed to meet these development obligations, the University of South Florida may convert this exclusive license into a license specific to the product or products currently under development by us. We have been unable to meet these development obligations thus far and the University has not exercised its right to convert the license. We are in discussion with the University on the terms of the license.

    GENE THERAPY PRODUCTS

    In October 1992, we acquired an exclusive, worldwide license under United States and foreign patent applications assigned to Baylor College of Medicine relating to the RB gene, including its use in conferring senescence to tumors that form the basis of RB94. The Baylor license provides for royalties based on net sales of products and processes incorporating the licensed technology, subject to certain minimum annual amounts and a percentage of sublicensing income arising from the license of such products and processes. Under the Baylor license, we must:

    - use reasonable best efforts to bring any products developed under the Baylor license to market,

    - develop and comply with a detailed business plan,

    - fund research pursuant to the Baylor research agreement,

    - commence a cancer therapy research program,

    - make timely payment of royalty fees, and

    - pay all costs and expenses incurred in patent filing, prosecution and maintenance.

    We are a party to several license agreements with the University of Illinois at Chicago which granted us the exclusive worldwide license under certain issued patents and patent applications, including those relating to methods for preventing multi-drug resistance and the human MDR1 gene. The exclusive nature of the Chicago licenses is subject in certain instances to certain reservations, including the use of all or part of the licensed technology for research, education and other non-commercial purposes. In addition, our rights under the MDR1 license are subject to a non-exclusive right granted to Glaxo-Wellcome to transfect cell lines with the MDR1 gene, and to use the transfectants for research purposes. Glaxo-Wellcome does not, however, have the right to sell or transfer the transfectants or any derivatives thereof, without the written authorization of the University of Illinois at Chicago.

    We have acquired an exclusive license from MIT under an issued patent relating to the use of MDR genes for creating and selecting drug resistant mammalian cells. The MIT license is subject to prior grants of:

    - an irrevocable, royalty-free, non-exclusive license granted to the United States government,

    - non-exclusive licenses granted to Eli Lilly, Inc. and Genetics Institute, Inc. for research purposes, and

    - non-exclusive, commercial licenses that may be granted pursuant to options granted to Eli Lilly and Genetics Institute to use aspects of the licensed technology but only to make products that do not incorporate genes claimed in the patent, proteins expressed by such genes or antibodies and inhibitors to such genes.

    The MIT license provides for the payment of royalties based on net sales of products and processes incorporating the licensed technology, subject to certain minimum annual amounts, a percentage of sublicensing income arising from the license of such products and processes, and the issuance to MIT of Ingenex's common stock to MIT. Under the MIT license, we must also:

    - use reasonable best efforts to bring any products developed under the MIT license to market,

    - develop and comply with a detailed business plan and

    - make timely payment of license and royalty fees.

    IMPLANTABLE DRUG DELIVERY SYSTEM

    In October 1995, we acquired from MIT an exclusive worldwide license to certain United States and foreign patents relating to the implantable drug delivery system. The MIT license required us to invest $1.8 million in operating capital toward development of products and processes covered by the MIT license during the two years ended September 1997, of which approximately $1.7 million has been invested to date. The exclusive nature of the MIT license was also subject to the condition that an Investigational New Drug (IND) application had been filed with the FDA by December 31, 1997. MIT has agreed to change the September 30 and December 31, 1997 dates to December 31, 1999. We are in discussion with MIT on further extension of these dates. We must also satisfy certain other usual terms and conditions set forth in the MIT license in order to retain our license rights thereunder, including payment of royalties based on sale of products and processes incorporating the licensed technology, as well as a percentage of income derived from sublicenses of the licensed technology.

PATENTS AND PROPRIETARY RIGHTS

    GENERAL

    We have obtained rights to certain patents and patent applications relating to our proposed products and may, in the future, seek rights from third parties to additional patents and patent applications. We also rely on trade secrets and proprietary know-how, which we seek to protect, in part, by confidentiality agreements with employees, consultants, advisors, and others. For risks we face with respect to patents and proprietary rights, see "Risk Factors--We may be unable to protect our patents and proprietary rights."

    ZOMARIL (ILOPERIDONE)

    We are the exclusive licensee under the Hoechst license of issued and pending United States and foreign patents and patent applications related to iloperidone, including its use in the treatment of psychiatric disorders, psychotic disorders and analgesia. Prosecution of various divisional and continuation applications and their foreign counterparts continues satisfactorily; although it is uncertain whether additional patents will be granted. We have no knowledge of any matters or issues which would appear to materially, negatively affect the validity and/or enforceability of the claims directed to iloperidone in either the issued patents and/or the associated counterparts that claim the priority of the U.S. patent applications.

    IMMUNOTHERAPEUTICS

    We are the exclusive licensee under the Kentucky agreement of certain United States and foreign patents and patent applications related to the anti-idiotype antibodies known as 3H1, 1A7 and 11D10 and their fragments, derivatives or analogs. U.S. patents have been issued for the composition and method of use of the 1A7 antibody in April 1997 and the 3H1 antibody in November 1999. Prosecution of patents covering the 11D10 antibody continues satisfactorily, as does prosecution of various divisional and continuation applications and their foreign counterparts for all the antibodies, although it is uncertain whether additional patents will be granted. We have no knowledge of any matters or issues which would appear to materially, negatively affect the validity and/or enforceability of these patent rights.

    PIVANEX

    We are the exclusive licensee under the Bar-Ilan agreement of an issued United States patent and certain foreign patents, and patent applications covering novel analogs of butyric acid. Prosecution of various divisional and continuation applications and their foreign counterparts continues satisfactorily; although it is uncertain whether additional patents will be granted. We have no knowledge of any matters or issues which would appear to materially, negatively affect the validity and/or enforceability of these patent rights.

    CELL THERAPY PRODUCTS

    We are the exclusive licensee under the NYU license of United States and foreign patent applications relating to our cell-coated microcarrier technology. The Patent and Trademark Office has issued two U.S. patents on the core subject material underlying the NYU license. An Australian patent on the core material of a patent application underlying the NYU license was granted in May 1996. Prosecution of various divisional and continuation applications and their foreign counterparts continues satisfactorily, although it uncertain whether additional patents will be granted.

    We are the exclusive licensee under the South Florida agreement of United States and foreign patent and patent applications related to Sertoli cell technology. In December 1997, a U.S. patent was issued covering a method for treating Parkinson's disease by stereotoxic implantation of Sertoli cells directly into the affected area of the brain without the need for immunosuppression. In October 1998, a U.S. patent was issued covering a purified and isolated Sertoli cell-secretory cell hybrid. In November 1998, a U.S. patent was issued covering the use of Sertoli cells as a facilitator in the transplantation of therapeutic cells into the brain and spinal cord.

    We are aware of issued U.S. patents and patent applications relating to use of Sertoli cells in transplantation filed by Research Corporation Technologies. These patents and applications may affect the ability to practice certain claims in the issued South Florida patents and pending patent applications. We and South Florida believe we may have certain rights in the Research Corporation patents. The exercise of these rights will depend on an inventorship determination, the outcome of which is uncertain at this time.

    GENE THERAPY PRODUCT--RB94

    We are the exclusive licensee under the Baylor license of United States and foreign patent applications relating to the RB gene, including its use in conferring senescence to tumors that form the basis of RB94. Prosecution of patents covering RB94 continues satisfactorily, as does prosecution of various divisional and continuation applications and their foreign counterparts, although it is uncertain whether additional patents will be granted.

    We are aware of the existence of a prior art reference, European Patent Application 0 259 031 (EP 0 259 031), which discloses a DNA sequence corresponding to the sequence of the RB94 DNA molecule that is claimed in a U.S. patent licensed to us from Baylor College of Medicine. The Baylor patent also contains claims directed to specific expression vectors containing these DNA molecules. Although a patent is presumed valid, we cannot assure that the claims of the Baylor patent, if challenged, will not be found invalid. In any event, given that EP 0 259 031 relates to DNA molecules but not to methods of gene therapy, the existence of this reference alone would not, as a matter of U.S. law, be expected to affect the patentability of claims directed to the use of the RB94 DNA molecule in gene therapy for certain cancers, which gene therapy claims presently are pending in a related patent application licensed to us from Baylor.

    IMPLANTABLE DRUG DELIVERY SYSTEM

    We are the exclusive licensee under the MIT license to three United States and certain European patents relating to an implantable drug delivery system. We have no knowledge of any matters or issues which would appear to materially, negatively affect the validity and/or enforceability of these patent rights.

COMPETITION

    The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including major pharmaceutical companies and specialized biotechnology companies, are engaged in the development and commercialization of therapeutic agents designed for the treatment of the same diseases and disorders targeted by us. Many of our competitors have substantially greater financial and other resources, larger research and development staffs and more experience in the regulatory approval process. Moreover, potential competitors have or may have patents or other rights that conflict with patents covering our technologies.

    With respect to the product candidate Zomaril, several products categorized as atypical antipsychotics are already on the market. Specifically, Risperidal sold by Janssen Pharmaceuticals, Zyprexa sold by Eli Lilly, Clozaril sold by Novartis and Seroquel sold by Zeneca. Competition among these companies is already intense and Zomaril, expected to be the fifth or sixth such product on the market, will face severe competition. The success of Zomaril will depend on how it can be differentiated from products already on the market on the basis of efficacy, side effect profile, cost, availability of formulations and dose requirements, among other things.

    With regard to our immunotherapeutic products, we are aware of several companies involved in the development of cancer therapeutics that target the same cancers as the products under development by us. Such companies include Progenics, Biomira, AltaRex, Genentech, ImClone and Glaxo-Wellcome.

    With regard to our CNS technologies, we are aware of several new drugs for Parkinson's disease that are in pre-clinical and clinical development. Amgen is pursuing clinical trials in Parkinson's patients with glial derived neurotraphic factor (GDNF) and is collaborating with Medtronics, Inc. in its delivery to the CNS. In addition, several well-funded public and private companies are actively pursuing alternative cell transplant technologies, including Somatix Therapy Corporation, CytoTherapeutics Inc. and Diacrin, Inc. The technology under development by Diacrin, Inc. involves using antibodies to eliminate the need for immunosuppression when transplanting fetal pig cells into Parkinson's patients, and would directly compete with Spheramine.

    With regard to our gene therapy products, we are aware of several development stage and established enterprises that are exploring the field of human gene therapy or are actively engaged in research and development in this area, including Genetix Pharmaceuticals, Inc. and two research organizations receiving funding from the NIH. We are aware of other commercial entities that have produced gene therapy products used in human trials. Further, it is expected that competition in this field will intensify.

    With regard to our implantable drug delivery system, we are aware of an implantable therapeutic system being developed by ALZA Corporation. Additionally, companies such as Medtronics are developing implantable pumps that could be used to infuse drugs into the CNS.

    In addition to the foregoing, colleges, universities, governmental agencies and other public and private research organizations are likely to continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed, some of which may be directly competitive with the technologies being developed by us.

    See "Risk Factors--We face intense competition."

GOVERNMENT REGULATION

    In order to obtain FDA approval of a new drug, a company generally must submit proof of purity, potency, safety and efficacy, among others. In most cases, such proof entails extensive clinical and pre-clinical laboratory tests.

    The procedure for obtaining FDA approval to market a new drug involves several steps. Initially, the manufacturer must conduct pre-clinical animal testing to demonstrate that the product does not pose an unreasonable risk to human subjects in clinical studies. Upon completion of such animal testing, an IND application must be filed with the FDA before clinical studies may begin. An IND application consists of, among other things, information about the proposed clinical trials. Among the conditions for clinical studies and IND approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to current Good Manufacturing Practices (cGMP), which must be followed at all times. Once the IND is approved (or if FDA fails to act within 30 days), the clinical trials may begin.

    Human clinical trials on drugs are typically conducted in three sequential phases, although the phases may overlap. Phase I trials typically consist of testing the product in a small number of healthy volunteers or in patients, primarily for safety in one or more doses. During Phase II, in addition to safety, dose selection and efficacy of the product is evaluated in up to several hundred patients and sometimes more. Phase III trials typically involve additional testing for safety and confirmation of efficacy in an expanded patient population at multiple test sites. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time.

    The results of the pre-clinical and clinical testing on new drugs are submitted to the FDA in the form of a New Drug Application (NDA). The NDA approval process requires substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may refuse to approve an NDA if applicable regulatory requirements are not satisfied. Product approvals, if granted, may be withdrawn if compliance with regulatory standards is not maintained or problems occur following initial marketing.

    The FDA may also require post-marketing testing and surveillance of approved products, or place other conditions on their approvals. These requirements could cause it to be more difficult or expensive to sell the products, and could therefore restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which we will have the exclusive right to exploit such technologies.

    In addition, our gene therapy product candidate is subject to guidelines established by NIH, covering deliberate transfers of recombinant DNA into human subjects conducted within NIH laboratories or with NIH funds, which provide that such products must be approved by the NIH Director. The NIH has established the Recombinant DNA Advisory Committee which sets forth guidelines concerning approval of NIH-supported research involving the use of recombinant DNA. Although the jurisdiction of the NIH applies only when NIH-funded research or facilities are involved in any aspect of the protocol, the Advisory Committee encourages all gene transfer protocols to be submitted for its review. We intend to comply with the Advisory Committee and NIH guidelines.

    We believe we are in compliance with all material applicable regulatory requirements. However, see "Risk Factors--We must comply with extensive government regulations" for additional risks we face regarding regulatory requirements and compliance.

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

EMPLOYEES

    We currently have 30 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. See "Risk Factors--We may not be able to retain our key management and scientific personnel."

RISK FACTORS

    An investment in our stock involves various risks. You should carefully consider the following risk factors and other information incorporated by reference before deciding to purchase our shares.

    WE HAVE A HISTORY OF OPERATING LOSSES AND MAY NEVER BE PROFITABLE. Through December 31, 1999, we had accumulated net losses since inception of approximately $65.4 million. We will continue to incur losses for the foreseeable future as a result of the various costs associated with our research, development, financial, administrative, regulatory and management activities. We may never achieve or sustain profitability.

    OUR PRODUCTS ARE AT AN EARLY STAGE OF DEVELOPMENT AND MAY NOT BE SUCCESSFULLY DEVELOPED OR COMMERCIALIZED. Our proposed products are at various stages of development, but all will require significant further development, testing and regulatory clearances prior to commercialization. We are subject to the risk that some or all of our proposed products:

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

    WE MUST COMPLY WITH EXTENSIVE GOVERNMENT REGULATIONS. Our research, development, pre-clinical and clinical trial activities, and the manufacturing and marketing of any products which we may successfully develop are subject to an extensive regulatory approval process by the FDA and other regulatory agencies in the U.S. and other countries. The process of obtaining required regulatory approvals for drugs, including conducting pre-clinical and clinical testing, is lengthy, expensive and uncertain. Even after such time and expenditures, we may not obtain necessary regulatory approvals for clinical testing or for the manufacturing or marketing of any products. Regulatory approval may entail limitations on the indicated usage of a drug, which may reduce the drug's market potential. Even if regulatory clearance is obtained, post-market evaluation of the products, if required, could result in restrictions on a product's marketing or withdrawal of the product from the market as well as possible civil or criminal sanctions. We depend on laboratories and medical institutions conducting pre-clinical studies and clinical trials to maintain both good laboratory and good clinical practices. We will also depend upon the manufacturers of any products we may successfully develop to comply with cGMP.

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

    WE MAY BE UNABLE TO PROTECT OUR PATENTS AND PROPRIETARY RIGHTS. Our future success will depend to a significant extent on our ability to:

    - enforce patent protection on our products and technologies;

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

    Our business may be materially adversely affected if others independently develop similar technologies or duplicate any technology we develop. Furthermore, costly and time consuming litigation may be necessary to:

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

    WE FACE INTENSE COMPETITION. Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase. We will face competition from numerous companies that currently market, or are developing, products for the treatment of the diseases and disorders we have targeted. Many of these entities have significantly greater research and development capabilities, experience in obtaining regulatory approvals and manufacturing, marketing, financial and managerial resources than us. We also compete with universities and other research institutions in the development of products, technologies and processes, as well as the recruitment of highly qualified personnel. Our competitors may succeed in developing technologies or products that are more effective than the ones we have under development or that render our proposed products or technologies noncompetitive or obsolete. In addition, certain of such competitors may achieve product commercialization or patent protection earlier than us.

    WE ARE DEPENDENT UPON OUR KEY COLLABORATIVE RELATIONSHIPS AND LICENSE AND SPONSORED RESEARCH AGREEMENTS. As a small company with limited resources, we rely significantly on the resources of third parties to conduct research and development on our behalf. For example, our ability to ultimately derive revenues from Zomaril is almost entirely dependent upon Novartis conducting the Phase III trials and completing the regulatory approval process and implementing the marketing program necessary to commercialize Zomaril if the trials are successful. Our success in the future will depend, in part, on our ability to maintain existing collaborative relationships and to develop new collaborative relationships with third parties. Our license agreements relating to the in-licensing of technology generally require the payment of up-front license fees and royalties based on sales with minimum annual royalties, the use of due diligence in developing and bringing products to market, the achievement of funding milestones and, in some cases, the grant of stock to the licensor. Our sponsored research agreements generally require periodic payments on an annual or quarterly basis. Our failure to meet financial or other obligations under license or sponsored research agreements in a timely manner could result in the loss of our rights to proprietary technology or our right to have the applicable university or institution conduct research and development efforts.

    WE MAY BE DEPENDENT ON THIRD PARTIES TO MANUFACTURE AND MARKET ANY PRODUCTS WE MAY SUCCESSFULLY DEVELOP. To date, we have not introduced any products on the commercial market. We may not have the resources in the foreseeable future to allocate to the commercial manufacture or direct marketing of any proposed products. Collaborative arrangements may be pursued regarding the manufacture and marketing of any products that may be successfully developed. We may be unable to enter into additional collaborative arrangements to manufacture or market any proposed products or, in lieu thereof, establish our own manufacturing operations or sales force.

    WE MAY NOT BE ABLE TO RETAIN OUR KEY MANAGEMENT AND SCIENTIFIC
PERSONNEL. As a small company with a limited number of personnel, we are highly dependent on the services of Dr. Louis R. Bucalo, Chairman, President and Chief Executive Officer, as well as the other principal members of our management and scientific staff. The loss of one or more of such individuals could substantially impair ongoing research and development programs and could hinder our ability to obtain corporate partners. Our success depends in large part upon our ability to attract and retain highly qualified personnel. We compete in our hiring efforts with other pharmaceutical and biotechnology companies, as well as universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain personnel.

    WE MAY NEED ADDITIONAL FINANCING. At March 15, 2000, we had approximately $84.7 million of cash which we believe will enable us to fund our operations at least through 2003. We may need to seek additional financing after such time to continue our product development activities, and will be required to obtain substantial funding to commercialize any products that we may successfully develop. We do not have any funding commitments or arrangements other than our bank line of credit. If we are unable to enter into a corporate collaboration, complete a debt or equity offering, or otherwise obtain any needed financing, we will be required to reduce, defer or discontinue our product development programs. We may be required to obtain funds on terms that are not favorable to us and our stockholders.

    FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY IMPACT OUR STOCK PRICE. Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act, pursuant to an effective registration statement or otherwise, could have an adverse effect on the price of our securities.

ITEM 2. PROPERTIES

    We have a four-year lease, expiring in June 2002, for approximately 10,000 square feet of office space in South San Francisco, California. We also have a five-year lease, expiring in October 2003, for approximately 4,200 square feet of space in Somerville, New Jersey.

ITEM 3. LEGAL PROCEEDINGS

    We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) PRICE RANGE OF SECURITIES

    Through November 20, 1998, our common stock traded on the Nasdaq SmallCap Market under the symbol TTNP. On November 23, 1998, our common stock began trading on the American Stock Exchange under the symbol TTP. The table below sets forth the high and low sales prices of our common stock as reported by the Nasdaq SmallCap Market and the American Stock Exchange for the periods indicated. For the period during which we were listed on the Nasdaq SmallCap Market, prices are based on quotations between dealers, do not reflect retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

                                                                HIGH       LOW
                                                              --------   --------
Fiscal Year Ended December 31, 1999:
  First Quarter.............................................  $ 4.750     $3.250
  Second Quarter............................................  $ 4.938     $2.750
  Third Quarter.............................................  $13.563     $4.313
  Fourth Quarter............................................  $19.500     $6.750
Fiscal Year Ended December 31, 1998:
  First Quarter.............................................  $ 5.750     $4.625
  Second Quarter............................................  $ 6.125     $3.813
  Third Quarter.............................................  $ 5.125     $2.188
  Fourth Quarter............................................  $ 3.938     $1.844

(B) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

    The number of record holders of our common stock as of March 24, 2000 was approximately 202. Based on the last ADP search, we believe there are in excess of 3,000 beneficial holders of the common stock.

(C) DIVIDENDS

    We have never paid a cash dividend on our common stock and anticipate that for the foreseeable future any earnings will be retained for use in our business and, accordingly, do not anticipate the payment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with our more detailed financial statements and footnotes thereto included in the section beginning on page F-1. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                           YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------
                                               1999       1998       1997       1996       1995
                                             --------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
STATEMENT OF OPERATIONS DATA:
Total revenues (1).........................  $    337   $     --   $ 17,500   $    259   $    140
Operating expenses:
Research and development...................     9,429      7,813      9,310      5,567      5,202
Acquired in-process research and
  development..............................       136         --      9,500         --        686
General and administrative.................     2,794      3,708      6,514      5,264      3,658
Other income (expense)--net (2)............       726        907      8,415     (2,294)    (2,288)
                                             --------   --------   --------   --------   --------
Net (loss) income..........................  $(11,296)  $(10,614)  $    592   $(12,856)  $(11,693)
                                             ========   ========   ========   ========   ========
Basic net (loss) income per share (pro
  forma in 1995)...........................  $  (0.70)  $  (0.81)  $   0.05   $  (1.67)  $  (1.74)
                                             ========   ========   ========   ========   ========
Diluted net (loss) income per share........  $  (0.70)  $  (0.81)  $   0.04   $  (1.67)  $  (1.74)
                                             ========   ========   ========   ========   ========

------------------------

(1) Revenues for 1997 include $17.4 million from fees related to the sublicense of Zomaril to Novartis.

(2) Other income for 1997 includes a gain of $8.4 million from the sale of a research technology.

                                                              AS OF DECEMBER 31,
                                             ----------------------------------------------------
                                               1999       1998       1997       1996       1995
                                             --------   --------   --------   --------   --------
                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficiency)...............  $ 45,112   $ 10,215   $ 23,642   $ 12,174   $ (6,232)
Total assets...............................    47,362     12,228     25,594     16,366      4,732
Long-term debt.............................        --         --         --      1,200      2,036
Accumulated deficit........................   (65,418)   (54,123)   (43,508)   (44,100)   (31,244)
Stockholders' equity (deficiency)..........    44,302      9,406     17,178     11,411     (5,823)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT.

    THE FOLLOWING DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995, THE ATTAINMENT OF WHICH INVOLVES VARIOUS RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ESTIMATE," "ANTICIPATE," "CONTINUE," OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS DUE TO, AMONG OTHER FACTORS, THE RESULTS OF ONGOING RESEARCH AND DEVELOPMENT ACTIVITIES AND PRE-CLINICAL TESTING, THE RESULTS OF CLINICAL TRIALS AND THE AVAILABILITY OF ADDITIONAL FINANCING THROUGH CORPORATE PARTNERING ARRANGEMENTS OR OTHERWISE.

    SPHERAMINE-TM-, CEAVAC-REGISTERED TRADEMARK-, TRIAB-REGISTERED TRADEMARK-, TRIGEM-TM-, PIVANEX-TM- AND CCM-TM- ARE TRADEMARKS OF TITAN PHARMACEUTICALS, INC. ZOMARIL-TM- IS A TRADEMARK OF NOVARTIS PHARMA AG.

OVERVIEW

    We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system disorders, cancer and other serious and life-threatening diseases.

    Our most advanced product candidate, Zomaril (iloperidone), is a novel antipsychotic agent under development for the treatment of patients with schizophrenia. Zomaril is currently in Phase III clinical testing through a licensing and development agreement with Novartis Pharma AG. Also in the CNS arena, we are developing a unique cell based therapeutic, Spheramine, for the treatment of patients with Parkinson's disease. In November 1999, we received approval from the FDA to commence Phase I/II clinical testing with Spheramine. We have entered into a collaboration with Schering AG for the development, manufacture and commercialization of this treatment for Parkinson's disease, and Schering is funding the manufacturing, development and clinical studies of the product in exchange for worldwide commercialization rights. Our cancer portfolio includes three therapeutic monoclonal antibodies--CeaVac, TriAb, and TriGem--that are designed to stimulate a patient's immune system against cancer cells. CeaVac is currently being evaluated in a large multi-center double-blind placebo-controlled Phase II/ III clinical trial in patients with Stage IV metastatic colorectal cancer. TriAb is currently being evaluated in a double-blind placebo-controlled Phase II clinical study in patients with breast cancer. TriGem has completed initial Phase I testing in patients with melanoma, and we are pursuing later stage clinical trials through co-operative clinical oncology research groups. We are also currently conducting a Phase II clinical trial with Pivanex, a novel synthetic analog of butyric acid, for the treatment of patients with non-small cell lung cancer. Our other programs in pre-clinical development include a cancer gene therapy product and an implantable drug delivery technology.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1999, 1998, AND
  1997

    1999 COMPARED TO 1998

    Since inception, we have devoted substantially all of our resources to product and technology development, clinical research, raising capital, and securing patent protection. At December 31, 1999, we had an accumulated deficit of $65.4 million and working capital of $45.1 million.

    Revenues in 1999 of $0.3 million consisted primarily of U.S. government grants. There were no revenues for 1998.

    From inception through December 31, 1999, research and development expenses, including $10.3 million in acquired in-process research and development costs, totaled $64.5 million, and general and administrative expenses totaled $24.8 million. Research and development expenses for 1999 were $9.6 million, including $0.1 million of acquired in-process research and development related to the acquisition of the minority interest of Theracell, compared to $7.8 million for 1998, an increase of $1.8 million, or 22%. The planned increase compared to 1998 was attributable to patient enrollment in the clinical trial with CeaVac in colorectal cancer and the final phases of the pre-clinical program for Spheramine in preparation for Phase I/II clinical trial. General and administrative expenses for 1999 were $2.8 million compared to $3.7 million for 1998, a decrease of $0.9 million, or 25%. The decrease was attributable to ongoing efforts to contain non-research operating costs.

    Other income for 1999 was $0.7 million compared to $0.9 million for 1998, a decrease of $0.2 million, or 20%. Other income for 1999 and 1998 primarily consisted of interest income.

    As a result of the foregoing, we had a net loss of $11.3 million in 1999 compared to a net loss of $10.6 million in 1998.

    None of our products have been commercialized, and we do not expect to generate any revenue from product sales or royalties until at least 2002. With the advancement in clinical development of our products, we anticipate research and development expenses will increase in the near future, while general and administrative costs necessary to support such research and development activities will increase at a controlled rate. We will also seek to identify new technologies and/or product candidates for possible in-licensing or acquisition. Accordingly, we expect to incur operating losses for the foreseeable future. We cannot assure that we will ever achieve profitable operations.

    1998 COMPARED TO 1997

    There were no revenues for 1998 compared to $17.5 million for 1997. Total revenues for 1997 were comprised of approximately $17.4 million from fees related to the license of Zomaril to Novartis and $0.1 million from U.S. government grants.

    Research and development expenses for 1998 were $7.8 million, as compared to $18.8 million for 1997, a decrease of $11.0 million, or 58%. 1997 expenses include $9.5 million of acquired in-process research and development and other expenditures related to the acquisition of Zomaril, the development of which is now being funded by Novartis pursuant to the partnering agreement established by us and Novartis in November 1997. General and administrative expenses for 1998 were $3.7 million compared to $6.5 million for 1997, a decrease of $2.8 million, or 43%. The decrease is attributable to the merger of a former subsidiary with and into Titan in August 1997, with a subsequent reduction in personnel and other expenses, as well as the reduction in overhead associated with the sale of a research technology by Ingenex in June 1997.

    Other income for 1998 was $0.9 million compared to $8.4 million for 1997. Other income for 1998 includes interest income of $0.8 million. Other income for 1997 includes a gain of $8.4 million from the sale of a research technology, net interest income of $0.4 million, and a loss of $0.6 million representing our share of the losses of Ansan Pharmaceuticals, Inc., our former subsidiary.

    We had a net loss of $10.6 million in 1998 compared to net income of $0.6 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    We have funded our operations since inception primarily through our initial public offering and private placements of our securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government sponsored research grants. Cash has been used in operating activities primarily to fund operating expenses.

    In March 2000, we completed a private placement of 1.2 million shares of our common stock for net proceeds of approximately $38.9 million, after deducting fees and commissions and other expenses of the offering.

    In October 1999, we called for the redemption on November 19, 1999 (the Redemption Date) of our outstanding Class A Warrants for cash at the redemption price of $0.05 per warrant. Rather than surrendering the warrants for redemption, warrant holders had the option to purchase our common stock at a price of $6.02 per share before the Redemption Date. The warrant call resulted in 7.1 million, or 99.4%, of our outstanding Class A Warrants being exercised with net proceeds to us of $39.4 million, after deducting advisory fees and other related expenses.

    In January 1999, we completed a private placement of 2.3 million shares of our common stock for net proceeds of $5.8 million, after deducting fees and commissions and other expenses of the offering.

    During 1997, we received $25.9 million from license fees related to the Novartis sublicense and the sale of a research technology.

    In January 1997, we entered into an exclusive license agreement with Hoechst Marion Roussel, Inc., (Hoechst) pursuant to which we received the worldwide patent rights and know-how related to the antipsychotic agent Zomaril. During 1997, we paid fees consisting of:

    (i) $4.0 million in cash, and

    (ii) $5.5 million through the issuance of approximately 0.6 million shares of common stock (the Hoechst Shares.)

    We were obligated to pay the difference between $5.5 million and the net proceeds received by Hoechst upon the sale of the Hoechst Shares. In February 1998, Hoechst received net proceeds of $2.5 million on the sale of the Hoechst Shares. Accordingly, in March 1998, we paid to Hoechst $3.0 million.

    We have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. The aggregate commitments we have under these agreements, including minimum license payments, for the next 12 months is approximately $1.5 million. Certain of the licenses provide for the payment of royalties by us on future product sales, if any. In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent related costs and meeting project-funding milestones.

    We expect to continue to incur substantial additional operating losses from costs related to continuation and expansion of product and technology development, clinical trials, and administrative activities. To preserve operating capital, we have chosen to strategically focus on development of our later stage products in clinical development, and at least temporarily reduce or eliminate spending on certain pre-clinical programs. We believe that we currently have sufficient working capital to sustain our planned operations at least through 2003.

    Our cash and investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible given these two constraints. We satisfy liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers.

YEAR 2000 COMPLIANCE

    In prior years, we discussed the nature and progress of our Year 2000 readiness. In late 1999, we completed remediation and testing of systems at minimal cost. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from the Year 2000 issue, either with our products under development, internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and our suppliers and vendors throughout the year to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We have reviewed the requirements of Item 7A and have determined that these disclosures are not applicable.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The response to this item is included in a separate section of this Report. See "Index to Consolidated Financial Statements" on Page F-1.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

    The following table sets forth the names, ages and positions of our executive officers and directors.

NAME                                                 AGE      POSITION
----                                               --------   --------
Louis R. Bucalo, M.D. (1).......................      41      Chairman, President and Chief Executive Officer
Sunil Bhonsle...................................      50      Executive Vice President and Chief Operating
                                                              Officer
Richard C. Allen, Ph.D..........................      57      Executive Vice President
Robert E. Farrell...............................      50      Executive Vice President and Chief Financial
                                                              Officer
Victor Bauer, Ph.D..............................      64      Executive Director of Corporate Development and
                                                              Director
Ernst-Gunter Afting, M.D., Ph.D. (2)............      57      Director
Eurelio M. Cavalier.............................      67      Director
Michael K. Hsu (2)..............................      51      Director
Hubert Huckel, M.D. (1)(3)......................      68      Director
Marvin E. Jaffe, M.D. (1)(3)....................      63      Director
Konrad M. Weis, Ph.D. (1).......................      71      Director

------------------------

(1) Member of Executive Committee

(2) Member of Audit Committee

(3) Member of Compensation Committee

    LOUIS R. BUCALO, M.D. is a founder of Titan and has served as our President and Chief Executive Officer since January 1993. Dr. Bucalo has served as a director of Titan since March 1993 and was elected Chairman of the Board of Directors in January 2000. From July 1990 to April 1992, Dr. Bucalo was Associate Director of Clinical Research at Genentech, Inc., a biotechnology company. Dr. Bucalo holds an M.D. from Stanford University and a B.A. in biochemistry from Harvard University.

    SUNIL BHONSLE joined us as Executive Vice President and Chief Operating Officer in September 1995. Mr. Bhonsle served in various positions, including Vice President and General Manager-Plasma Supply and Manager-Inventory and Technical Planning, at Bayer Corporation from July 1975 until April 1995.
Mr. Bhonsle holds an M.B.A. from the University of California at Berkeley and a B.Tech. in chemical engineering from the Indian Institute of Technology.

    RICHARD C. ALLEN, PH.D., joined us as Executive Vice President in
August 1995. From January 1995 until it was merged into Titan in March 1999, he also served as President and Chief Executive Officer of Theracell. From
June 1991 until December 1994, Dr. Allen was Vice President and General Manager of the Neuroscience Strategic Business Unit of Hoechst-Roussel Pharmaceuticals, Inc. Dr. Allen holds a Ph.D. in medicinal chemistry and a B.S. in pharmacy from the Medical College of Virginia.

    ROBERT E. FARRELL joined us as Executive Vice President and Chief Financial Officer in September 1996. Mr. Farrell was employed by Fresenius USA, Inc. from 1991 until August 1996 where he served in various capacities, including Vice President Administration, Chief Financial Officer and General Counsel. His last position was Corporate Group Vice President. Mr. Farrell holds a B.A. from University of Notre Dame and a J.D. from Hastings College of Law, University of California.

    VICTOR J. BAUER, PH.D., has served as a director of Titan since
November 1997. Dr. Bauer joined us in February 1997, and currently serves as Executive Director of Corporate Development. From April 1996 until its merger into Titan, Dr. Bauer also served as a director and Chairman of Theracell. From December 1992 until February 1997, Dr. Bauer was a self-employed consultant to companies in the pharmaceutical and biotechnology industries. Prior to that time, Dr. Bauer was with Hoechst-Roussel Pharmaceuticals Inc., where he served as President from 1988 through 1992.

    ERNST-GUNTER AFTING, M.D., PH.D., has served as a director of Titan since May 1996. Dr. Afting has served as the President of the GSF-National Center for Environment and Health, a government research center in Germany, since 1995. From 1984 until 1995, he was employed in various capacities by the Hoechst Group, serving as Divisional Head of the Pharmaceuticals Division of the Hoechst Group from 1991 to 1993 and as President and Chief Executive Officer of Roussel Uclaf (a majority stockholder of Hoechst AG) in Paris from 1993 until 1995.

    EURELIO M. CAVALIER has served as a director of Titan since September 1998. From 1958 until his retirement in 1994, Mr. Cavalier was employed in various capacities by Eli Lilly & Co., serving as Vice President Sales from 1976 to 1982 and Group Vice President U.S. Pharmaceutical Business Unit from 1982 to 1993. Mr. Cavalier currently serves on the Boards of Directors of DataChem, Inc., ProSolv, Inc. and St. Vincent Hospital. He serves on the Advisory Board of COR Therapeutics and Indiana Heart Institute.

    MICHAEL K. HSU has served as a director of Titan since March 1993. He is currently a General Partner of EndPoint Merchant Group, a merchant bank specializing in making investments into the healthcare and life science industries. Mr. Hsu served as Director-Corporate Finance of National Securities Corp. from November 1995 through April 1998, and from November 1994 through October 1995 served with Coleman and Company Securities in the same capacity. Mr. Hsu previously held various executive positions with Steinberg and Lyman Health Care Company, Ventana Venture Growth Fund, Asian Pacific Venture Group (Thailand) and D. Blech Life Science Ventures.

    HUBERT HUCKEL, M.D. has served as a director of Titan since October 1995. From 1964 until his retirement in December 1992, Dr. Huckel served in various positions with The Hoechst Group. At the time of his retirement, he was Chairman of the Board of Hoechst-Roussel Pharmaceuticals, Inc., Chairman and President of Hoechst-Roussel Agri-Vet Company and a member of the Executive Committee of Hoechst Celanese Corporation. He currently serves on the Board of Directors of Thermogenesis, Corp. and Gynetics, Inc.

    MARVIN E. JAFFE, M.D. has served as a director of Titan since October 1995. From 1988 until April 1994, Dr. Jaffe served as President of R.W. Johnson Pharmaceutical Research Institute where he was responsible for the research and development activities in support of a number of Johnson & Johnson companies, including ORTHO-McNeil Pharmaceuticals, ORTHO Biotech and CILAG. From 1970 until 1988, he was Senior Vice President of the Merck Research Laboratories. He currently serves on the Boards of Directors of Celltech Group, plc, Immunomedics, Inc., Matrix Pharmaceuticals, Inc., and Vanguard Medica, plc.

    KONRAD M. WEIS, PH.D., has served as a director of Titan since March 1993. Dr. Weis is the former President and Chief Executive Officer of Bayer Corporation. Dr. Weis serves as a director of PNC Equity Management Company, Michael Baker Corporation, Visible Genetics, Inc. and Demegen, Inc.

    Directors serve until the next annual meeting or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment. See "Item
11. Executive Compensation--Employment Agreements."

DIRECTOR COMPENSATION

    During 1999, non-employee directors are entitled to receive annual options to purchase 10,000 shares of common stock vesting quarterly as fees for the Board of Directors meetings, and are reimbursed for their expenses in attending such meetings. Directors are not precluded from serving us in any other capacity and receiving compensation therefor. In addition, directors are entitled to receive options (Director Options) pursuant to our 1998 Stock Option Plan. In August 1999, each of our current directors received Director Options to purchase 5,000 shares of common stock at an exercise price of $9.063 per share.

    We are a party to a consulting agreement with Dr. Afting pursuant to which he receives fees of $7,000 annually.

    We are a party to a consulting agreement with Dr. Jaffe pursuant to which he receives fees of $35,000 annually.

BOARD COMMITTEES AND DESIGNATED DIRECTORS

    The Board of Directors has an Executive Committee, a Compensation Committee and an Audit Committee. The Executive Committee exercises all the power and authority of the Board of Directors in the management of Titan between Board meetings, to the extent permitted by law. The Compensation Committee makes recommendations to the Board concerning salaries and incentive compensation for our officers and employees and administers our stock option plans. The Audit Committee reviews the results and scope of the audit and other accounting related matters.

    The Board of Directors met four times during 1999 and also took action by unanimous written consent. The Executive Committee met one time and also took action by unanimous written consent, and the Compensation Committee and Audit Committee each met one time. Each of our current directors attended at least 75% of the aggregate of (i) the meetings of the Board of Directors and
(ii) meetings of any Committees of the Board on which such person served which were held during the time such person served.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

    Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

    The following summary compensation table sets forth the aggregate compensation awarded to, earned by, or paid to the Chief Executive Officer and to executive officers whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 1999 (collectively, the "named executive officers") for services during the fiscal years ended December 31, 1999, 1998 and 1997:

                           SUMMARY COMPENSATION TABLE

                                                                    ANNUAL COMPENSATION
                                                              --------------------------------
NAME AND PRINCIPAL POSITION                                     YEAR      SALARY      BONUS
---------------------------                                   --------   --------   ----------
Louis R. Bucalo ............................................    1999     $222,013   $     0
  President and Chief Executive Officer                         1998     $243,100   $     0
                                                                1997     $231,525   $58,721(1)
Sunil Bhonsle ..............................................    1999     $180,100   $     0
  Executive Vice President and                                  1998     $194,800   $     0
  Chief Operating Officer                                       1997     $190,991   $68,370(1)
Richard C. Allen ...........................................    1999     $180,475   $     0
  Executive Vice President (2)                                  1998     $197,800   $     0
                                                                1997     $193,984   $77,096(1)
Robert E. Farrell ..........................................    1999     $173,425   $     0
  Executive Vice President and                                  1998     $190,400   $     0
  Chief Financial Officer                                       1997     $186,665   $18,500

------------------------

(1) Bonuses pertain to fiscal year 1995 and were paid in 1997.

(2) Dr. Allen also served as President and Chief Executive Officer of Theracell until Theracell merged with and into Titan in March 1999, and President and Chief Operating Officer of ProNeura during these periods. Until March 1999, Dr. Allen received his entire salary from Theracell. Dr. Allen's bonus in 1997 included $20,000 paid by Titan.

                       OPTION GRANTS IN LAST FISCAL YEAR

    The following table contains information concerning the stock option grants made to the named executive officers during the fiscal year ended December 31, 1999. No stock appreciation rights were granted to these individuals during such year.

                                                                          INDIVIDUAL GRANT
                                                NUMBER OF    ------------------------------------------
                                                SECURITIES     % OF TOTAL
                                                UNDERLYING   OPTIONS GRANTED   EXERCISE OR
                                                 OPTIONS      TO EMPLOYEES     BASE PRICE    EXPIRATION
NAME                                             GRANTED       FISCAL YEAR     ($/SH) (1)       DATE
----                                            ----------   ---------------   -----------   ----------
Louis R. Bucalo...............................    71,500          5.35%          $ 3.625     01/04/2009
Louis R. Bucalo...............................    28,000          2.09%          $ 3.688     02/04/2009
Louis R. Bucalo...............................    27,531          2.06%          $ 0.080     03/10/2009
Louis R. Bucalo...............................     5,000          0.37%          $ 9.063     08/30/2009
Louis R. Bucalo...............................   400,000         29.91%          $12.750     11/24/2009
Sunil Bhonsle.................................    55,600          4.16%          $ 3.625     01/04/2009
Sunil Bhonsle.................................    21,000          1.57%          $ 3.688     02/04/2009
Sunil Bhonsle.................................   184,000         13.76%          $12.750     11/24/2009
Richard C. Allen..............................    41,200          3.08%          $ 3.625     01/04/2009
Richard C. Allen..............................    21,000          1.57%          $ 3.688     02/04/2009
Richard C. Allen..............................   132,000          9.87%          $12.750     11/24/2009
Robert E. Farrell.............................    26,300          1.97%          $ 3.625     01/04/2009
Robert E. Farrell.............................    21,000          1.57%          $ 3.688     02/04/2009
Robert E. Farrell.............................    66,000          4.93%          $12.750     11/24/2009

------------------------

(1) The exercise price may be paid in cash, in shares of common stock valued at the fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchase shares. We may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares, together with any federal and state income tax liability incurred by the optionee in connection with such exercise.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

    The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1999 with respect to the named executive officers. No stock appreciation rights were exercised during such year or were outstanding at the end of that year.

                                                    NUMBER OF SECURITIES
                                                   UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED IN-THE-
                                     SHARES           OPTIONS AT FY-END        MONEY OPTIONS AT FY-END (1)
                                    ACQUIRED     ---------------------------   ----------------------------
NAME                               ON EXERCISE   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                               -----------   -----------   -------------   -----------   --------------
Louis R. Bucalo..................        -0-       754,130       473,044(2)    $9,937,731    $3,439,758(2)
Sunil Bhonsle....................        -0-       403,678       231,621(2)    $5,590,912    $1,863,912(2)
Richard C. Allen.................        -0-       308,515       153,169(2)    $4,868,737    $1,168,360(2)
Robert E. Farrell................     21,000       170,966        94,234       $2,085,619    $  768,650

------------------------

(1) Based on the fair market value of our common stock at year-end, $19.000 per share, less the exercise price payable for such shares.

(2) A portion of employee's options are immediately exercisable. Upon the employee's cessation of service, we have the right to repurchase any shares acquired pursuant to said grant. Our right to repurchase shares expires in equal monthly installments over the five year period commencing on the date of grant. Options to which our repurchase right has not expired are deemed unexercisable for purposes of this table.

EMPLOYMENT AGREEMENTS

    We are a party to an employment agreement with Dr. Bucalo expiring in February 2003 which provides for a base annual salary of $210,000, subject to annual increases of 5% and bonuses of up to 25% at the discretion of the Board of Directors. In the event of the termination of the agreement with Dr. Bucalo, other than for reasons specified therein, we are obligated to make severance payments equal to his base annual salary for the greater of the balance of the term of the agreement or 18 months.

    Employment agreements with each of Dr. Allen, Mr. Bhonsle and Mr. Farrell provide for a base annual salary of $185,000 subject to automatic annual increases based on increases in the consumer price index, and bonuses of up to 20% at the discretion of the Board of Directors. In the event the employee's employment is terminated other than for "good cause" (as defined), we are obligated to make severance payments equal to the base annual salary for six months. All of the agreements contain confidentiality provisions.

    In order to preserve our cash resources, we have determined, and the executives agreed, that the 1999 salaries of Drs. Bucalo and Allen and Messrs. Bhonsle and Farrell would be at $219,000, $178,000, $178,000 and $171,000, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth, as of March 24, 2000, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

                                                              SHARES BENEFICIALLY   PERCENT OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                           OWNED (2)        BENEFICIALLY OWNED
----------------------------------------                      -------------------   ------------------
Louis R. Bucalo, M.D........................................     1,167,685(3)              4.5%
Ernst-Gunter Afting, M.D., Ph.D.............................        24,000(4)                 *
Richard C. Allen, Ph.D......................................       349,108(5)              1.4%
Victor J. Bauer, Ph.D.......................................        65,449(6)                 *
Sunil Bhonsle...............................................       480,249(7)              1.9%
Eurelio M. Cavalier.........................................        12,500(4)                 *
Robert E. Farrell...........................................       200,217(8)                 *
Michael K. Hsu..............................................        52,167(9)                 *
Hubert Huckel, M.D..........................................       136,500(10)                *
Marvin E. Jaffe, M.D........................................        29,661(11)                *
Konrad M. Weis, Ph.D........................................        76,401(12)                *
Lindsay A. Rosenwald, M.D. .................................     1,509,294(13)             5.8%
  787 Seventh Avenue, 48th Floor
  New York, NY 10019
All executive officers and directors as a group                  2,593,937                10.1%
  (11) persons..............................................

------------------------

*   Less than one percent.

(1) Unless otherwise indicated, the address of such individual is c/o Titan Pharmaceuticals, Inc., 400 Oyster Point Boulevard, Suite 505, South San Francisco, California 94080.

(2) In computing the number of shares beneficially owned by a person and the percentage ownership of a person, shares of our common stock subject to options held by that person that are currently exercisable or exercisable within 60 days are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

(3) Includes 867,454 shares issuable upon exercise of outstanding options.

(4) Represents shares issuable upon exercise of outstanding options.

(5) Includes 344,108 shares issuable upon exercise of outstanding options.

(6) Includes 60,449 shares issuable upon exercise of outstanding options.

(7) Includes 463,249 shares issuable upon exercise of outstanding options.

(8) Includes 169,217 shares issuable upon exercise of outstanding options.

(9) Includes 32,166 shares issuable upon exercise of outstanding options.

(10) Includes 26,500 shares issuable upon exercise of outstanding options. Includes 100,000 shares held by a family partnership for which Dr. Huckel serves as general partner.

(11) Includes 26,500 shares issuable upon exercise of warrants and outstanding options.

(12) Includes 31,617 shares issuable upon exercise of outstanding options.

(13) Includes (i) 45,042 shares held by each of June Street Corporation and Huntington Street Corporation, companies wholly-owned by Dr. Rosenwald; (ii) 580,853 shares held by a fund for which a wholly-owned company of Dr. Rosenwald's serves as investment manager; and (iii) an aggregate of

    296,377 shares held by two funds for which the same wholly-owned company serves as general partner. Does not include shares owned by Dr. Rosenwald's wife and his children's trusts, as to which he disclaims beneficial ownership. The foregoing information is derived from a Schedule 13G/A filed on behalf of Dr. Rosenwald on February 14, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In June and July of 1997, Dr. Hubert Huckel, a director of Titan, received an aggregate of $155,000 in consulting fees for services rendered in connection with our consummation of the Zomaril (iloperidone) license. Dr. Huckel was paid pursuant to a consulting agreement which provided for the payment of fees based upon a percentage of the consideration paid by us upon completion of a licensing transaction with Dr. Huckel's assistance. The consulting agreement expired by its terms in January 1998.

    In January 1999, we completed a private placement of 2,254,545 shares of our common stock. Dr. Hubert Huckel and Mr. Michael Hsu, directors of Titan, participated in the offering by purchasing 100,000 and 5,272 shares, respectively.

    We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. We have adopted a policy that all future transactions, including loans, between us and our officers, directors, principal stockholders and their affiliates must be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors.

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

    3.  EXHIBITS


                    3.1    --        Restated Certificate of Incorporation of the Registrant(1)
                    3.2    --        Form of Amendment to Restated Certificate of Incorporation
                                     of the Registrant(1)
                    3.3    --        By-laws of the Registrant(1)
                    4.4    --        Form of Underwriter's Unit Purchase Option(1)
                    4.5    --        Form of Investor Rights Agreement between the Registrant and the holders of Series A and Series B Preferred Stock(1)
                    4.6    --        Form of Placement Agent's Unit Purchase Option(4)
                    4.7    --        Certificate of Designation of Series C Preferred Stock(8)
                   10.1    --        1993 Stock Option Plan(1)
                   10.2    --        1995 Stock Option Plan(1)
                   10.3    --        Employment Agreement between the Registrant and Louis Bucalo dated February 1, 1993, amended as of February 3, 1994(1)
                   10.4    --        Employment Agreement between Registrant and Richard Allen
                                     dated July 28, 1995(1)
                   10.5    --        Employment Agreement between Registrant and Sunil Bhonsle, dated August 6, 1995(1)
                   10.6    --        Form of Indemnification Agreement(1)
                  +10.9    --        MDR Exclusive License Agreement between Ingenex, Inc.
                                     (formerly Pharm-Gen Systems Ltd.) and the Board of Trustees of the University of Illinois dated May 6, 1992(1)
                 +10.11    --        License Agreement between Theracell, Inc. and New York
                                     University dated November 20, 1992, as amended as of
                                     February 23, 1993 and as of February 25, 1995(1)
                 +10.12    --        License Agreement between the Registrant and the
                                     Massachusetts Institute of Technology dated September 28,
                                     1995(1)
                 +10.14    --        Exclusive License Agreement between Ingenex, Inc. and the
                                     Board of Trustees of the University of Illinois, dated
                                     July 1, 1994(1)
                 +10.15    --        Exclusive License Agreement between Ingenex, Inc. and the
                                     Board of Trustees of the University of Illinois, dated
                                     July 1, 1994(1)
                 +10.16    --        License Agreement between Ingenex, Inc. and the
                                     Massachusetts Institute of Technology, dated September 11,1
                                     992(1)
                 +10.17    --        License Agreement between Ingenex, Inc. and Baylor College of Medicine, dated October 21, 1992(1)
                  10.18    --        Lease for Registrant's facilities(2)
                 +10.19    --        License Agreement between Theracell, Inc. and the University of South Florida dated March 15, 1996(3)
                 +10.20    --        License Agreement between Trilex Pharmaceuticals, Inc.
                                     (formerly Ascalon Pharmaceuticals, Inc.) and the University of Kentucky Research Foundation dated May 30, 1996(4)
                 +10.22    --        License Agreement between the Registrant and Hoechst Marion
                                     Roussel, Inc. effective as of December 31, 1996(5)

                  10.23    --        Employment Agreement between Registrant and Robert E.
                                     Farrell dated August 9, 1996(5)
                  10.24    --        Financing Agreement between the Registrant and Ansan
                                     Pharmaceuticals, Inc. dated March 21, 1997(6)
                  10.25    --        Agreement for Purchase and Sale of Assets between the
                                     Registrant and Pharmaceuticals Product Development, Inc.
                                     dated June 4, 1997(6)
                 +10.27    --        License Agreement between the Registrant and Bar-Ilan
                                     Research and Development Company Limited effective
                                     November 25, 1997(7)
                  10.28    --        License Agreement between the Registrant and Ansan
                                     Pharmaceuticals, Inc. dated November 24, 1997(7)
                  10.29    --        Stock Purchase Agreement between the Registrant and Ansan
                                     Pharmaceuticals, Inc. effective November 25, 1997(7)
                 +10.30    --        Sublicense Agreement between the Registrant and Novartis
                                     Pharma AG dated November 20, 1997(7)
                  10.31    --        1998 Stock Option Plan(9)
                ++10.32    --        License Agreement between the Registrant and Schering AG
                                     dated January 25, 2000.
                   23.2    --        Consent of Ernst & Young LLP, Independent Auditors.
                   27.1    --        Financial Data Schedule.

------------------------

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

(1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 33-99386).

(2) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the period ended March 31, 1996.

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

(5) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(6) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the period ended March 31, 1997.

(7) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (File No. 333-42367).

(8) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(9) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(B) REPORTS ON FORM 8-K

    On October 19, 1999, we filed a current report on Form 8-K to call for redemption of our outstanding Class A warrants. On December 3, 1999, we filed another current report on Form 8-K to announce the results of the warrant call.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Ernst & Young LLP, Independent Auditors...........     F-2

Consolidated Financial Statements

  Consolidated Balance Sheets...............................     F-3

  Consolidated Statements of Operations.....................     F-4

  Consolidated Statement of Stockholders' Equity............     F-5

  Consolidated Statements of Cash Flows.....................     F-8

  Notes to Consolidated Financial Statements................     F-9

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Titan Pharmaceuticals, Inc.

    We have audited the accompanying consolidated balance sheets of Titan Pharmaceuticals, Inc. (a development stage company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999 and for the period from July 25, 1991 (commencement of operations) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Titan Pharmaceuticals, Inc. (a development stage company) at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 and for the period from July 25, 1991 (commencement of operations) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                        /s/ Ernst & Young LLP

Palo Alto, California
February 24, 2000
except for Note 14, as to which the date is March 3, 2000

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 46,454,129   $ 11,654,896
  License fees and grants receivable........................       149,778             --
  Prepaid expenses and other current assets.................       327,218        139,958
                                                              ------------   ------------
    Total current assets....................................    46,931,125     11,794,854
Furniture and equipment, net................................       414,823        416,956
Other assets................................................        15,958         15,783
                                                              ------------   ------------
                                                              $ 47,361,906   $ 12,227,593
                                                              ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $    848,546   $    410,235
  Accrued clinical trials expenses..........................       437,572        653,218
  Accrued compensation and related expenses.................       177,214        182,647
  Accrued professional fees and other liabilities...........       355,641        334,123
                                                              ------------   ------------
    Total current liabilities...............................     1,818,973      1,580,223
Commitments
Minority interest--Series B preferred stock of Ingenex,
Inc.........................................................     1,241,032      1,241,032
Stockholders' Equity
  Preferred stock, $0.001 par value per share; 5,000,000
    shares authorized, issuable in series:
    Convertible Series C, 222,400 shares designated, 222,400
      shares issued and outstanding, with an aggregate
      liquidation value of $2,224, at December 31, 1999 and
      1998..................................................            --             --
    Convertible Series D, 606,061 shares designated, 606,061
      shares issued and outstanding, with an aggregate
      liquidation value of $30,303, at December 31, 1999 and
      1998..................................................     5,000,000      5,000,000
  Common stock, $0.001 par value per share; 50,000,000
    shares authorized at December 31, 1999 and 1998;
    22,891,912 and 13,123,508 shares issued and outstanding
    at December 31, 1999 and 1998, respectively.............    98,696,741     52,291,369
  Additional paid-in capital................................     6,524,247      6,524,204
  Deferred compensation.....................................      (500,895)      (286,580)
  Deficit accumulated during developmental stage............   (65,418,192)   (54,122,655)
                                                              ------------   ------------
    Total Stockholders' equity..............................    44,301,901      9,406,338
                                                              ------------   ------------
                                                              $ 47,361,906   $ 12,227,593
                                                              ============   ============

                            See accompanying notes.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       PERIOD FROM
                                                                                       COMMENCEMENT
                                                                                      OF OPERATIONS
                                                YEAR ENDED DECEMBER 31,             (JULY 25, 1991) TO
                                       ------------------------------------------      DECEMBER 31,
                                           1999           1998           1997              1999
                                       ------------   ------------   ------------   ------------------
License and grant revenue............  $    337,254   $         --   $ 17,499,948      $ 18,235,535

Operating expenses:
  Research and development...........     9,428,550      7,813,363      9,309,923        54,132,229
  Acquired in-process research and
    development......................       135,785             --      9,500,000        10,321,785
  General and administrative.........     2,794,682      3,707,874      6,513,603        24,844,505
                                       ------------   ------------   ------------      ------------
    Total operating expenses.........    12,359,017     11,521,237     25,323,526        89,298,519
                                       ------------   ------------   ------------      ------------
    Loss from operations.............   (12,021,763)   (11,521,237)    (7,823,578)      (71,062,984)

Other income (expense):
  Equity in loss of Ansan
    Pharmaceuticals, Inc.............            --             --       (590,853)       (2,046,939)
  Gain on sale of technology.........            --             --      8,361,220         8,361,220
  Interest income....................       755,777        847,581        666,419         3,440,519
  Interest expense...................            --           (215)      (226,685)       (4,389,902)
  Other (expense) income.............       (29,551)        59,507        205,024           234,980
                                       ------------   ------------   ------------      ------------
    Other income, net................       726,226        906,873      8,415,125         5,599,878
                                       ------------   ------------   ------------      ------------
(Loss) income before minority
  interest...........................   (11,295,537)   (10,614,364)       591,547       (65,463,106)

Minority interest in losses of
  subsidiaries.......................            --             --             64            44,914
                                       ------------   ------------   ------------      ------------
Net (loss) income....................   (11,295,537)   (10,614,364)       591,611       (65,418,192)

Deemed dividend upon conversion of
  preferred stock....................            --             --             --        (5,431,871)
                                       ------------   ------------   ------------      ------------
Net (loss) income attributable to
  common Stockholders................  $(11,295,537)  $(10,614,364)  $    591,611      $(70,850,063)
                                       ============   ============   ============      ============
Net (loss) income per common share:
  Basic..............................  $      (0.70)  $      (0.81)  $       0.05
                                       ============   ============   ============
  Diluted............................  $      (0.70)  $      (0.81)  $       0.04
                                       ============   ============   ============
Weighted average shares used in
  computing net (loss) income per
  common share:
  Basic..............................    16,112,260     13,108,512     13,002,050
                                       ============   ============   ============
  Diluted............................    16,112,260     13,108,512     13,476,644
                                       ============   ============   ============

                            See accompanying notes.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                             PREFERRED                   COMMON
                                               STOCK                     STOCK           ADDITIONAL
                                     --------------------------   --------------------    PAID-IN       DEFERRED      ACCUMULATED
                                       SHARES         AMOUNT       SHARES      AMOUNT     CAPITAL     COMPENSATION      DEFICIT
                                     -----------   ------------   ---------   --------   ----------   -------------   ------------
Net loss--Commencement of
  operations (July 25, 1991) to
  December 31, 1992................           --   $         --          --   $     --   $      --      $      --     $  (819,331)
Issuance of common stock to
  founders and investors...........                               1,183,361     58,575
Issuance of common stock to
  employees........................                                 210,232        813
Issuance of Series A preferred
  stock, net.......................    3,278,069     16,457,649
Forgiveness of notes payable.......                                                         40,000
Net loss...........................                                                                                    (5,757,296)
                                     -----------   ------------   ---------   --------   ----------     ---------     ------------
Balances at December 31, 1993......    3,278,069     16,457,649   1,393,593     59,388      40,000             --      (6,576,627)
Issuance of common stock to a
  consultant.......................                                  14,926         88
Increase in paid-in capital from
  issuance of common stock by
  Ingenex, Inc.....................                                                        128,805
Net loss...........................                                                                                   (12,974,175)
                                     -----------   ------------   ---------   --------   ----------     ---------     ------------
Balances at December 31, 1994......    3,278,069     16,457,649   1,408,519     59,476     168,805             --     (19,550,802)
Issuance of Series B preferred
  stock, net.......................      244,043      1,143,794
Increase in paid-in capital from
  issuance of warrants by Ingenex,
  Inc. in connection with bridge
  financing........................                                                        600,000
Increase in paid-in capital from
  issuance of warrants by Titan
  Pharmaceuticals, Inc. in
  connection with bridge
  financing........................                                                      1,200,000
Conversion of related parties notes
  payable and accrued interest into
  Series A preferred stock.........      256,130      1,306,329
Increase in paid-in capital from
  issuance of common stock by Ansan
  Pharmaceuticals, Inc.............                                                      3,777,548
Deferred compensation related to
  stock options, net of
  amortization.....................                                                        440,000       (418,000)
Issuance of common stock to acquire
  minority interest of Theracell,
  Inc..............................                                 140,000    686,000
Net loss...........................                                                                                   (11,693,454)
                                     -----------   ------------   ---------   --------   ----------     ---------     ------------
Balances at December 31, 1995......    3,778,242     18,907,772   1,548,519    745,476   6,186,353       (418,000)    (31,244,256)


                                         TOTAL
                                     STOCKHOLDERS'
                                        EQUITY
                                     -------------
Net loss--Commencement of
  operations (July 25, 1991) to
  December 31, 1992................  $   (819,331)
Issuance of common stock to
  founders and investors...........        58,575
Issuance of common stock to
  employees........................           813
Issuance of Series A preferred
  stock, net.......................    16,457,649
Forgiveness of notes payable.......        40,000
Net loss...........................    (5,757,296)
                                     ------------
Balances at December 31, 1993......     9,980,410
Issuance of common stock to a
  consultant.......................            88
Increase in paid-in capital from
  issuance of common stock by
  Ingenex, Inc.....................       128,805
Net loss...........................   (12,974,175)
                                     ------------
Balances at December 31, 1994......    (2,864,872)
Issuance of Series B preferred
  stock, net.......................     1,143,794
Increase in paid-in capital from
  issuance of warrants by Ingenex,
  Inc. in connection with bridge
  financing........................       600,000
Increase in paid-in capital from
  issuance of warrants by Titan
  Pharmaceuticals, Inc. in
  connection with bridge
  financing........................     1,200,000
Conversion of related parties notes
  payable and accrued interest into
  Series A preferred stock.........     1,306,329
Increase in paid-in capital from
  issuance of common stock by Ansan
  Pharmaceuticals, Inc.............     3,777,548
Deferred compensation related to
  stock options, net of
  amortization.....................        22,000
Issuance of common stock to acquire
  minority interest of Theracell,
  Inc..............................       686,000
Net loss...........................   (11,693,454)
                                     ------------
Balances at December 31, 1995......    (5,822,655)

                            See accompanying notes.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

                                             PREFERRED                    COMMON
                                               STOCK                      STOCK             ADDITIONAL
                                     -------------------------   ------------------------    PAID-IN       DEFERRED
                                       SHARES        AMOUNT        SHARES       AMOUNT       CAPITAL     COMPENSATION
                                     ----------   ------------   ----------   -----------   ----------   -------------
Balances at December 31, 1995......   3,778,242     18,907,772    1,548,519       745,476   6,186,353       (418,000)
Issuance of common stock in an
  initial public offering, net.....                               3,680,000    15,850,357
Conversion of Series A & Series B
  preferred stock to common as a
  result of the initial public
  offering.........................  (3,778,242)   (18,907,772)   5,521,140    18,907,772
Issuance of common stock upon
  exercise of stock options........                                  16,520        10,664
Issuance of common stock in a
  private placement, net...........                               1,536,000    13,739,628
Deferred compensation related to
  stock options....................                                                           335,000       (335,000)
Issuance of common stock upon
  exercise of Class A Warrants.....                                  59,014       365,887
Issuance of common stock upon
  exercise of placement agent
  warrants.........................                                  37,844            --
Amortization of deferred
  compensation.....................                                                                          122,900
Net loss...........................
                                     ----------   ------------   ----------   -----------   ----------     ---------
Balances at December 31, 1996......          --             --   12,399,037    49,619,784   6,521,353       (630,100)
Issuance of common stock in partial
  consideration for a technology
  license..........................                                 594,595            --
Issuance of common stock upon
  exercise of placement agent
  warrants.........................                                  53,765            --
Issuance of common stock upon
  exercise of stock options........                                   5,117         3,012
Issuance of Series C preferred
  stock in connection with the
  liquidation and merger of Trilex,
  Inc..............................     222,400             --
Issuance of Series D preferred
  stock............................     606,061      5,000,000
Amortization of deferred
  compensation.....................                                                                          171,760
Net income.........................
                                     ----------   ------------   ----------   -----------   ----------     ---------
Balances at December 31, 1997......     828,461      5,000,000   13,052,514    49,622,796   6,521,353       (458,340)


                                                        TOTAL
                                     ACCUMULATED    STOCKHOLDERS'
                                       DEFICIT         EQUITY
                                     ------------   -------------
Balances at December 31, 1995......  (31,244,256)     (5,822,655)
Issuance of common stock in an
  initial public offering, net.....                   15,850,357
Conversion of Series A & Series B
  preferred stock to common as a
  result of the initial public
  offering.........................                           --
Issuance of common stock upon
  exercise of stock options........                       10,664
Issuance of common stock in a
  private placement, net...........                   13,739,628
Deferred compensation related to
  stock options....................                           --
Issuance of common stock upon
  exercise of Class A Warrants.....                      365,887
Issuance of common stock upon
  exercise of placement agent
  warrants.........................                           --
Amortization of deferred
  compensation.....................                      122,900
Net loss...........................  (12,855,646)    (12,855,646)
                                     ------------   ------------
Balances at December 31, 1996......  (44,099,902)     11,411,135
Issuance of common stock in partial
  consideration for a technology
  license..........................                           --
Issuance of common stock upon
  exercise of placement agent
  warrants.........................                           --
Issuance of common stock upon
  exercise of stock options........                        3,012
Issuance of Series C preferred
  stock in connection with the
  liquidation and merger of Trilex,
  Inc..............................                           --
Issuance of Series D preferred
  stock............................                    5,000,000
Amortization of deferred
  compensation.....................                      171,760
Net income.........................      591,611         591,611
                                     ------------   ------------
Balances at December 31, 1997......  (43,508,291)     17,177,518

                            See accompanying notes.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

                                           PREFERRED                  COMMON
                                             STOCK                    STOCK             ADDITIONAL
                                     ---------------------   ------------------------    PAID-IN       DEFERRED      ACCUMULATED
                                      SHARES      AMOUNT       SHARES       AMOUNT       CAPITAL     COMPENSATION      DEFICIT
                                     --------   ----------   ----------   -----------   ----------   -------------   ------------
Balances at December 31, 1997......  828,461     5,000,000   13,052,514    49,622,796   6,521,353       (458,340)    (43,508,291)
Issuance of common stock upon
  exercise of stock options........                              70,994       212,982
Release of guaranteed security
  value............................                                  --     2,455,591
Increase in paid-in capital from
  issuance of common stock by
  Theracell, Inc...................                                                         2,851
Amortization of deferred
  compensation.....................                                                                      171,760
Net loss...........................                                                                                  (10,614,364)
                                     -------    ----------   ----------   -----------   ----------     ---------     ------------
Balances at December 31, 1998......  828,461    $5,000,000   13,123,508   $52,291,369   $6,524,204     $(286,580)    $(54,122,655)
Issuance of common stock in a
  private placement, net...........                           2,254,545     5,797,159
Increase in paid-in capital from
  issuance of common stock by
  Theracell, Inc...................                                                            43
Issuance of common stock to
  minority stockholders pursuant to
  the Theracell Merger.............                              33,418       135,785
Issuance of common stock upon
  exercise of stock options........                             147,225       468,001
Issuance of common stock upon
  exercise of Class A Warrants,
  net..............................                           7,083,711    39,391,635
Issuance of common stock upon
  exercise of placement agent
  warrants.........................                             125,056            --
Issuance of common stock upon
  exercise of Unit Purchase
  Options..........................                             124,449       181,917
Deferred compensation related to
  stock options....................                                           430,875                   (430,875)
Amortization of deferred
  compensation.....................                                                                      216,560
Net loss...........................                                                                                  (11,295,537)
                                     -------    ----------   ----------   -----------   ----------     ---------     ------------
Balances at December 31, 1999......  828,461    $5,000,000   22,891,912   $98,696,741   $6,524,247     $(500,895)    $(65,418,192)
                                     =======    ==========   ==========   ===========   ==========     =========     ============


                                         TOTAL
                                     STOCKHOLDERS'
                                        EQUITY
                                     -------------
Balances at December 31, 1997......    17,177,518
Issuance of common stock upon
  exercise of stock options........       212,982
Release of guaranteed security
  value............................     2,455,591
Increase in paid-in capital from
  issuance of common stock by
  Theracell, Inc...................         2,851
Amortization of deferred
  compensation.....................       171,760
Net loss...........................   (10,614,364)
                                     ------------
Balances at December 31, 1998......  $  9,406,338
Issuance of common stock in a
  private placement, net...........     5,797,159
Increase in paid-in capital from
  issuance of common stock by
  Theracell, Inc...................            43
Issuance of common stock to
  minority stockholders pursuant to
  the Theracell Merger.............       135,785
Issuance of common stock upon
  exercise of stock options........       468,001
Issuance of common stock upon
  exercise of Class A Warrants,
  net..............................    39,391,635
Issuance of common stock upon
  exercise of placement agent
  warrants.........................            --
Issuance of common stock upon
  exercise of Unit Purchase
  Options..........................       181,917
Deferred compensation related to
  stock options....................            --
Amortization of deferred
  compensation.....................       216,560
Net loss...........................   (11,295,537)
                                     ------------
Balances at December 31, 1999......  $ 44,301,901
                                     ============

                            See accompanying notes.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             PERIOD FROM
                                                                                                             COMMENCEMENT
                                                                                                            OF OPERATIONS
                                                                       YEAR ENDED DECEMBER 31,            (JULY 25, 1991) TO
                                                              -----------------------------------------      DECEMBER 31,
                                                                  1999           1998          1997              1999
                                                              ------------   ------------   -----------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...........................................  $(11,295,537)  $(10,614,364)  $   591,611      $(65,418,192)
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................       390,286        293,610       385,503         2,528,041
  Issuance of common stock to acquire in-process
    technology..............................................            --             --     5,500,000         5,500,000
  Payment of guaranteed security value......................            --     (3,044,409)           --        (3,044,409)
  Loss (gain) on sale of assets.............................        13,411         13,016      (216,699)         (190,272)
  Accretion of discount on indebtedness.....................            --             --            --         2,290,910
  Equity in loss of Ansan Pharmaceuticals, Inc..............            --             --       590,854         2,046,940
  Other.....................................................            --             --            --           (35,653)
  Issuance of common stock to acquire minority interest of
    Theracell, Inc..........................................       135,785             --            --           821,785
Changes in operating assets and liabilities:
  Prepaid expenses, other receivables and assets............      (337,213)       297,887       (60,474)         (492,954)
  Receivable--Ansan Pharmaceuticals, Inc....................            --             --       117,881                --
  Accounts payable..........................................       438,311       (405,214)      212,467           848,546
  Other accrued liabilities.................................      (199,561)       309,764      (214,525)          970,427
                                                              ------------   ------------   -----------      ------------
Net cash provided by (used in) operating activities.........   (10,854,518)   (13,149,710)    6,906,618       (54,174,831)
                                                              ------------   ------------   -----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment, net..................      (185,004)      (298,099)      (78,864)       (1,315,101)
  Purchases of short-term investments.......................            --             --      (100,000)      (59,782,493)
  Proceeds from sales of short-term investments.............            --        500,000    12,600,000        59,782,493
  Other.....................................................            --             --            --          (135,934)
                                                              ------------   ------------   -----------      ------------
Net cash provided by (used in) investing activities.........      (185,004)       201,901    12,421,136        (1,451,035)
                                                              ------------   ------------   -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock..................................    45,838,712        212,982         3,012        76,080,468
  Deferred financing costs..................................            --             --        96,349          (713,899)
  Issuance of preferred stock...............................            --             --     5,000,000        22,601,443
  Proceeds from debt obligations............................            --             --            --        11,356,500
  Repayment of debt obligations.............................            --             --    (1,289,313)       (8,691,500)
  Proceeds from capital lease bridge financing..............            --             --            --           658,206
  Payments of principal under capital lease obligation......            --             --      (127,462)         (633,766)
  Minority interest.........................................            --             --            --         1,241,032
  Issuance of common stock by subsidiaries..................            43          2,851            --           176,546
                                                              ------------   ------------   -----------      ------------
Net cash provided by financing activities...................    45,838,755        215,833     3,682,586       102,075,030
                                                              ------------   ------------   -----------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    34,799,233    (12,731,976)   23,010,340        46,454,129
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    11,654,896     24,386,872     1,376,532                --
                                                              ------------   ------------   -----------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 46,454,129   $ 11,654,896   $24,386,872      $ 46,454,129
                                                              ============   ============   ===========      ============
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid...............................................  $         --   $        215   $   226,685      $  1,393,524
                                                              ============   ============   ===========      ============
Conversion of related parties notes payable and accrued
  interest into Series A preferred stock....................  $         --   $         --   $        --      $  1,306,329
                                                              ============   ============   ===========      ============
Acquisition of furniture and equipment pursuant to capital
  lease.....................................................  $         --   $         --   $        --      $    595,236
                                                              ============   ============   ===========      ============

                            See accompanying notes.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    THE COMPANY AND ITS SUBSIDIARIES

    We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system disorders, cancer, and other serious and life threatening diseases. We conduct a portion of our operations through our two subsidiaries: Ingenex, Inc. and ProNeura, Inc. Another subsidiary, Trilex Pharmaceuticals, Inc., engaged in the development of cancer therapeutic vaccines utilizing anti-idiotypic antibody technology, was merged with and into Titan in August 1997 (the Trilex Merger). Theracell, Inc., a majority owned subsidiary engaged in the development of novel treatments for various neurologic disorders through the transplantation of neural cells directly into the brain, was merged with and into Titan in March 1999 (the Theracell Merger). Pursuant to the Theracell Merger, we issued 33,418 shares of our common stock to the minority stockholders of Theracell and recorded an in-process research and development expense of $135,785 which equals the value of the common stock issued. We operate in one business segment.

    INGENEX, INC.

    Ingenex is engaged in the development of gene-based therapeutics for the treatment of cancer. In September 1994, Ingenex issued shares of its Series B convertible preferred stock to a third party for $1,241,032, net of issuance costs. In June 1997, Ingenex sold a research technology and certain fixed assets for $8,722,500 in cash and the assumption of certain capital lease liabilities and recognized a gain of $8,361,220. At December 31, 1999, we owned 81% of Ingenex, assuming the conversion of all preferred stock to common stock.

    PRONEURA, INC.

    ProNeura was incorporated in October 1995 to engage in the development of cost effective, long-term treatment solutions to neurologic and psychiatric disorders through an implantable drug delivery system. At December 31, 1999, we owned 79% of ProNeura.

    BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Titan and our majority owned subsidiaries. All significant intercompany balances and transactions are eliminated.

    Since inception, we have devoted substantially all of our resources to product and technology development, clinical research, raising capital, and securing patent protection. Accordingly, we are considered to be in the development stage. We have incurred losses since inception of $65,418,192 and expect to incur losses, and require additional financial resources to achieve commercialization of our products.

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

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) CASH AND CASH EQUIVALENTS

    All highly liquid investments with original maturities of generally three months or less are considered to be cash equivalents. Cash equivalents include $46,176,031 and $10,505,429 in money market funds at December 31, 1999 and 1998, respectively. Money market funds invest primarily in securities with minimal interest rate risks and generally seek to maintain a constant $1.00 per share net asset value.

    FURNITURE AND EQUIPMENT

    Furniture and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to five years.

    REVENUE RECOGNITION

    License revenue is recognized ratably over the terms of the related license agreements. Nonrefundable license fees, under which we have no future performance obligations, are recognized upon receipt (see Note 11). Government grants which support our research effort in specific projects generally provide for reimbursement of approved costs as defined in the grant documents, and revenue is recognized when subsidized project costs are incurred.

    SPONSORED RESEARCH COSTS

    Research and development expenses under sponsored research arrangements are recorded when related services are performed, generally ratably over the period of the service agreements. License fees are expensed when paid, if we have no alternative future use of the technology.

    NET (LOSS) INCOME PER SHARE

    We calculate basic net loss per share using the weighted average common shares outstanding for the period. Diluted net income per share also includes the impact of other dilutive equity instruments, primarily preferred stock, options and warrants. For the years ended December 31, 1999 and 1998, we reported net losses and, therefore, other dilutive securities were not included since such inclusion would have been anti-dilutive. Had we been in a net income position, shares used in calculating diluted earnings per share for 1999 and 1998 would have included the effect of an additional 4,293,859 and 12,387,331 shares, respectively, related to our convertible preferred stock, options and warrants.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    For the year ended December 31, 1997, we reported net income and, therefore, all potentially dilutive securities, with exercise prices less than the average market price of our common stock for the year, have been included in the calculation, as follows:

                                                                 1997
                                                              ----------
Weighted-average shares of common stock outstanding during
  the period................................................  13,002,050

Effect of dilutive securities:
  -  Employee stock options.................................     284,951
  -  Unit purchase options..................................      20,615
  -  Convertible preferred stock............................     104,110
  -  Warrants...............................................      64,918
                                                              ----------
Potentially dilutive securities.............................     474,594
                                                              ----------

Shares used in computation of diluted earnings per share....  13,476,644
                                                              ==========

    Potentially dilutive securities not included in the computation of diluted earnings per share for the year ended December 31, 1997 were:

    - Options to purchase 1,066,799 shares of common stock at exercise prices greater than the average market price of our common stock and, therefore, the effect would have been anti-dilutive.

    - Options to purchase 307,200 Units (one share of common stock and one Class A warrant) at $10.42 per unit, which was greater than the average market price of our common stock and, therefore, the effect would have been anti-dilutive.

    - Warrants to purchase 7,031,986 shares of common stock at $6.20 per share, which was greater than the average market price of our common stock and, therefore, the effect would have been anti-dilutive.

    - 222,400 shares of Series C convertible preferred stock (the Series C Preferred) as the milestones had not been met (see Note 6).

    COMPREHENSIVE INCOME (LOSS)

    Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income (loss), such as unrealized gains and losses on investments. Comprehensive loss was the same as our net loss for the years ended December 31, 1999, 1998 and 1997.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We are required to adopt SFAS 133 effective January 1, 2001.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Because we currently do not hold any derivative instruments and do not engage in hedging activities, we do not believe that the adoption of SFAS 133 will have an impact on our financial position or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which, among other things, describes the SEC Staff's position on the recognition of certain non-refundable up-front fees received in connection with research collaborations. We are currently evaluating the applicability of SAB 101 to our existing collaboration agreements. Should we conclude that the approach described in SAB 101 is more appropriate, we will change our method of accounting effective January 1, 2000 to recognize such fees over the term of the related research agreement.

2.  FURNITURE AND EQUIPMENT

    Furniture and equipment consisted of the following at December 31:

                                                          1999        1998
                                                        ---------   ---------
Furniture and office equipment........................  $ 199,049   $ 233,433
Laboratory equipment..................................    323,754     250,459
Computer equipment....................................    110,805     206,344
                                                        ---------   ---------
                                                          633,608     690,236
Less accumulated depreciation.........................   (218,785)   (273,280)
                                                        ---------   ---------
Furniture and equipment, net..........................  $ 414,823   $ 416,956
                                                        =========   =========

    Depreciation expense was $173,726, $121,850 and $213,743 for the years ended December 31, 1999, 1998 and 1997, respectively.

3.  SPONSORED RESEARCH AND LICENSE AGREEMENTS

    We have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Expenses under these agreements totaled $1,285,265, $1,561,981 and $2,104,105 in the years ended December 31, 1999, 1998 and 1997, respectively.

    At December 31, 1999, the annual aggregate commitments we have under these agreements, including minimum license payments, are as follows:

2000........................................................  $1,486,836
2001........................................................     518,000
2002........................................................     428,000
2003........................................................     428,000
2004........................................................     428,000
                                                              ----------
                                                              $3,288,836
                                                              ==========

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  SPONSORED RESEARCH AND LICENSE AGREEMENTS (CONTINUED)
    After 2004, we must make annual payments aggregating $428,000 per year to maintain certain licenses. Certain licenses provide for the payment of royalties by us on future product sales, if any. In addition, in order to maintain these licenses and other rights during product development, we must comply with various conditions including the payment of patent related costs and obtaining additional equity investments.

4.  LEASES

    We lease facilities under operating leases that expire at various dates through October 2003. Rent expense was $331,048, $328,065 and $397,133 for years ended December 31, 1999, 1998 and 1997, respectively.

    The following is a schedule of future minimum lease payments at December 31, 1999:

2000........................................................     380,815
2001........................................................     415,320
2002........................................................     256,208
2003........................................................      78,413
                                                              ----------
                                                              $1,130,756
                                                              ==========

5.  BANK LINE OF CREDIT

    We have available a bank line of credit that expires in March 2000, under which $5,000,000 is available. The agreement contains covenants that require us to maintain certain financial ratios. At December 31, 1999, we had no outstanding balance under this line of credit and were in compliance with the required covenants.

6.  STOCKHOLDERS' EQUITY

    PREFERRED STOCK

    In connection with the Trilex Merger in October 1997, we issued 222,400 shares of Series C Preferred to certain members of the Trilex management team and to certain consultants of Trilex. The Series C Preferred automatically converts to common stock, on a one-to-one basis, only if certain development milestones are achieved, within certain timeframes. Holders of Series C Preferred are entitled to receive dividends, when, as and if declared by the board of directors ratably with any declaration or payment of any dividend on our common stock or other junior securities. The Series C Preferred has a liquidation preference equal to $0.01 per share. No value was assigned to the Series C Preferred in the accompanying financial statements.

    In November 1997, we issued to Novartis Pharma AG (Novartis) 606,061 shares of Series D convertible preferred stock (the Series D Preferred), pursuant to an agreement by which we granted certain technology rights to Novartis (see Note
11). The Series D Preferred were issued pursuant to a stock purchase agreement which provides for conversion of such shares into our common stock at the option of Novartis at any time after January 29, 1999. The conversion price equals the market price during a specified period within the first two fiscal quarters of 1999 and is subject to a floor of $7.50 and a ceiling of

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  STOCKHOLDERS' EQUITY (CONTINUED)
$9.00. Accordingly, upon conversion of the Series D Preferred, we would issue a minimum of 555,555 and a maximum of 666,667 shares of common stock (see Note
14).

    COMMON STOCK

    In January 1996, we issued 3,200,000 units at $5.00 per unit in our initial public offering (IPO). Each unit consisted of one share of common stock and one redeemable Class A warrant. The net proceeds (after underwriter's discount and expenses, and other costs associated with the IPO) totaled $13,690,357. At the closing of the offering, all of our then outstanding Series A and Series B preferred stock automatically converted into common stock. In February 1996, we issued an additional 480,000 units, at $5.00 per unit, in accordance with the underwriter's over-allotment option. The net proceeds of the underwriter's over-allotment option totaled $2,160,000.

    In July and August 1996, we completed a private placement (the Private Placement) of 1,536,000 units, each unit consisting of one share of common stock and one redeemable Class A warrant, for net proceeds of $13,739,628, after deducting placement agent fees and other expenses of the private placement.

    In January 1999, we completed a private placement of 2,254,545 shares of our common stock for net proceeds of $5,797,159, after deducting fees and commissions and other expenses of the offering.

    WARRANTS

    During 1996 in connection with the IPO, repayment of a bridge financing and the Private Placement, we issued 7,091,000 Class A Warrants. They entitle the holder to purchase one share of common stock at an adjusted exercise price of $6.02 at any time up to January 2001. The warrants are subject to redemption at $0.05 per warrant on 30 days written notice if the closing bid price of our common stock averages in excess of $9.10 per share for 30 consecutive trading days ending within 15 days of the date of notice of redemption.

    In October 1999, upon satisfying the conditions for warrant redemption, we called for the redemption on November 19, 1999 (the Redemption Date) of our outstanding Class A Warrants for cash at the redemption price of $0.05 per warrant. Rather than surrendering the warrants for redemption, warrant holders had the option to purchase our common stock at a price of $6.02 per share before the Redemption Date. The warrant call resulted in 7,083,711 of our then outstanding Class A Warrants being exercised with net proceeds to us totaled $39,391,635, after deducting advisory fee and other related expenses.

    UNIT PURCHASE OPTIONS

    In connection with our IPO, the underwriter was granted an option (Unit Purchase Option) to acquire 320,000 additional units at a price of $6.50 per unit, and in connection with the Private Placement, the placement agent was granted a Unit Purchase Option to purchase an additional 321,065 units, as adjusted, at an adjusted exercise price of $9.97 per unit. Each unit consists of one share of common stock and one Class A warrant. In 1999, 247,573 units were exercised, primarily on a cashless basis, resulting in the issuance of 124,449 shares of our common stock.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  STOCKHOLDERS' EQUITY (CONTINUED)

    SHARES RESERVED FOR FUTURE ISSUANCE

    As of December 31, 1999, shares of common stock reserved by us for future issuance consisted of the following:

Warrants related to certain private financing transactions
  in 1995...................................................     164,856
Unit purchase options (including underlying Class A
  warrants).................................................     790,930
Stock options...............................................   3,680,618
Preferred stock.............................................     889,067
                                                              ----------
                                                               5,525,471
                                                              ==========

7.  STOCK OPTION PLANS

    Under our 1993 Option Plan, as amended and restated, 558,073 shares of common stock were reserved and authorized for issuance upon exercise of stock options. In November 1995, we adopted the 1995 Stock Option Plan under which 1,300,000 shares of our common stock were reserved and authorized for issuance. In June 1998, we adopted the 1998 Stock Option Plan under which 1,000,000 shares were reserved and authorized for issuance. The option plans provide for the grant of incentive stock options to employees, and non-qualified stock options to employees, directors and consultants. Options granted under the option plans generally expire no later than ten years from the date of grant, except when the grantee is a 10% shareholder, in which case the maximum term is five years from the date of grant. Options generally vest at the rate of one fourth after one year from the date of grant and the remainder ratably over the subsequent three years, although options with different vesting terms are granted from time-to-time. The exercise price of incentive stock options, non-qualified stock options and options granted to 10% stockholders, shall be at least 100%, 85% and 110%, respectively, of the fair market value of the stock on the date of grant.

    Options granted under the 1993 Option Plan are exercisable immediately upon grant, however, the shares issuable upon exercise of the options are subject to repurchase by us. Such repurchase rights will lapse over a period of up to five years from the date of grant. At December 31, 1999, 24,064 shares of common stock underlying the options would be subject to repurchase. No further options will be granted under the 1993 Option Plan.

    The 1995 and 1998 Option Plans provide for the automatic grant of non-qualified stock options to our directors who are not 10% stockholders (Eligible Directors). Each Eligible Director will be granted an option to purchase 10,000 shares of common stock on the date that such person is first elected or appointed a director. In addition, each Eligible Director generally receives an annual automatic grant of an option to purchase 5,000 shares of common stock on the day immediately following the date of each annual stockholders meeting, as long as such director is a member of the Board of Directors.

    In November 1999 and in connection with the warrant call, we granted 813,000 non-qualified stock options outside of our stock option plans to our executive officers, at an exercise price of $12.75, vesting equally over 36 months from the date of grant.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  STOCK OPTION PLANS (CONTINUED)
    Activity under the 1993, 1995, and 1998 Option Plans, as well as non-plan activity are summarized below:

                                                          NUMBER OF
                                      SHARES AVAILABLE     OPTIONS     WEIGHTED AVERAGE
                                         FOR GRANT       OUTSTANDING    EXERCISE PRICE
                                      ----------------   -----------   ----------------
Balance at December 31, 1996........        219,365       1,402,306         $ 7.90
  Increase in shares reserved.......        452,475              --             --
  Options granted...................       (588,100)        588,100         $ 3.46
  Options exercised.................             --          (5,117)        $ 0.59
  Options cancelled.................         39,563        (168,256)        $ 3.99
                                         ----------       ---------
Balance at December 31, 1997........        123,303       1,817,033         $ 6.88
  Increase in shares reserved.......      1,000,000              --             --
  Options granted...................     (1,102,135)      1,102,135         $ 6.82
  Options exercised.................             --         (70,994)        $ 3.00
  Options cancelled.................        846,697        (923,919)        $10.10
                                         ----------       ---------
Balance at December 31, 1998........        867,865       1,924,255         $ 5.45
  Increase in shares reserved.......        225,888              --             --
  Options granted...................       (783,788)      1,596,788         $ 8.12
  Options exercised.................             --        (147,225)        $ 3.32
  Options cancelled.................         66,647         (69,812)        $ 4.84
                                         ----------       ---------
Balance at December 31, 1999........        376,612       3,304,006         $ 6.82
                                         ==========       =========

    The 1995 and 1998 Option Plans allow for stock options issued as the result of a merger or consolidation of another entity, including the acquisition of minority interest of our subsidiaries, to be added to the maximum number of shares provided for in the plan (Substitute Options). Consequently, Substitute Options are not returned to the shares reserved under the plan when cancelled. During 1999, 1998 and 1997, 3,165, 72,296 and 123,576 Substitute Options,
respectively, were cancelled and are included as shares expired during the year.

    In June 1998, we adopted an Option Exchange Program whereby certain employee stock options which were previously granted at exercise prices greater than $10.75 per share were exchanged for new options with an exercise price of $7.50 per share. Notwithstanding the original vesting schedule, all exchanged options vested as of the exchange date are considered vested under the new options and the unvested portion will vest ratably over 24 months and have a term of approximately eight years. A total of 820,135 options with a weighted-average exercise price of $10.91 were exchanged and reflected as grants and cancellations in the above summary table.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  STOCK OPTION PLANS (CONTINUED)
    Options for 1,167,265 and 713,545 shares were exercisable at December 31, 1998 and 1997, respectively. The options outstanding at December 31, 1999 have been segregated into three ranges for additional disclosure as follows:

                                           OPTIONS OUTSTANDING
                            -------------------------------------------------        OPTIONS EXERCISABLE
                                          WEIGHTED AVERAGE                      ------------------------------
                              NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES    OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
------------------------    -----------   ----------------   ----------------   -----------   ----------------
$0.080 - $4.140...........   1,093,483          7.41              $ 2.34           934,266         $ 2.25
$4.344 - $7.500...........   1,291,423          8.10              $ 6.89         1,090,800         $ 6.95
$8.500 - $12.750..........     877,100          9.85              $12.49            32,582         $11.64
                             ---------                                           ---------
$0.080 - $12.750..........   3,262,006          8.33              $ 6.87         2,057,648         $ 4.89
                             =========                                           =========

    In addition, Ingenex has a stock option plan under which options to purchase common stock of Ingenex have been and may be granted.

8.  FAIR VALUE OF STOCK OPTIONS

    We have elected to follow APB 25 in accounting for our stock options because the alternative fair value method of accounting prescribed by SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of our stock options equals the market price of the underlying stock on the date of grant.

    Pro forma net loss and net loss per share information required by SFAS 123 has been determined as if we had accounted for our employee stock options granted subsequent to 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1999, 1998 and 1997: weighted-average volatility factor of 0.8, 0.7, and 0.7, respectively; no expected dividend payments; weighted-average risk-free interest rates in effect of 6.0%, 5.5%, and 5.5%, respectively; and a weighted-average expected life of 2.52, 2.86, and 3.79, respectively.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

    Based upon the above methodology, the weighted-average fair value of options granted during the years ended December 31, 1999, 1998 and 1997 was $4.83, $1.87, and $1.90, respectively.

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  FAIR VALUE OF STOCK OPTIONS (CONTINUED)
    For purposes of SFAS 123 disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information is as follows:

                                                                     DECEMBER 31,
                                                       -----------------------------------------
                                                           1999           1998          1997
                                                       ------------   ------------   -----------
Pro forma net loss attributable to common
  stockholders.......................................  $(13,487,062)  $(11,354,801)  $(2,065,259)
Pro forma net loss per share.........................  $      (0.84)  $      (0.87)  $     (0.16)

The consolidated pro forma net loss calculated above includes the estimated fair value of the options granted by our subsidiaries in 1999, 1998 and 1997, calculated on substantially equivalent assumptions.

9.  EQUITY IN LOSS OF ANSAN PHARMACEUTICALS, INC.

    Ansan Pharmaceuticals, Inc. was a majority owned consolidated subsidiary until its public offering in August 1995, at which time it became an equity method investee of Titan.

    In November 1997, the stockholders of Ansan approved an Agreement and Plan of Reorganization and Merger between Ansan and Discovery Laboratories, Inc., pursuant to which Discovery was merged with and into Ansan. Pursuant to the merger, we acquired an exclusive worldwide license to Ansan's butyrate compounds for anti-cancer and certain other indications in exchange for our payment of a 2% royalty on net sales and transfer to Ansan of all of our equity holdings in Ansan. Upon completion of the merger, Ansan repaid approximately $1,170,000 of outstanding indebtedness to us.

    Our share of Ansan is net loss of $590,853 for the period ended
December 31, 1997 represents the entire carrying value of the investment at December 31, 1996 as the allocable portion of Ansan's loss exceeded the book value of the investment.

10.  AGREEMENT WITH HOECHST MARION ROUSSEL

    In January 1997, we entered into an exclusive license agreement with Hoechst Marion Roussel, Inc. (Hoechst). The agreement gave us a worldwide license to Hoechst's patent rights and know-how related to the antipsychotic agent iloperidone, including the ability to develop, use, sublicense, manufacture and sell products and processes claimed in the patent rights. Pursuant to the license, we paid, during 1997, a fee of $9,500,000, consisting of: (i) $4,000,000 in cash, and (ii) $5,500,000 through the issuance of 594,595 shares of common stock (the Hoechst Shares.) We were obligated to pay to Hoechst the difference between $5,500,000 and the net proceeds received by Hoechst upon sale of the Hoechst Shares. In February 1998, Hoechst sold the Hoechst Shares for net proceeds of $2,455,591. Accordingly, we paid to Hoechst $3,044,409 in cash and the remaining balance of $2,455,591 was transferred to stockholders' equity. We are required to make additional benchmark payments as specific milestones are met. Upon commercialization of the product, the license agreement provides that we will pay royalties based on net sales.

11.  ZOMARIL-TM- (ILOPERIDONE) SUBLICENSE

    In November 1997, we entered into an agreement with Novartis, pursuant to which we granted Novartis a sublicense for the worldwide (with the exception of Japan) development, manufacturing and marketing of Zomaril-TM- (iloperidone). Pursuant to the sublicense, Novartis paid to us $20,000,000 consisting of a fee of $15,000,000 and $5,000,000 for the purchase of 606,061 shares of Series D convertible

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. ZOMARIL-TM- (ILOPERIDONE) SUBLICENSE (CONTINUED) preferred stock. In addition, approximately $2,400,000 in cash was paid by Novartis as reimbursement of research and development costs incurred by us. The Novartis sublicense provides for future payments by Novartis contingent upon the achievement of regulatory milestones as well as a royalty on net sales, if any, of the product. Novartis has assumed the responsibility for all clinical development, registration and marketing of Zomaril-TM-.

12.  MINORITY INTEREST

    The $1,241,032 received by Ingenex upon the issuance of its Series B convertible preferred stock has been classified as minority interest in the consolidated balance sheet. As a result of the Series B preferred stockholders' liquidation preference, the balance has not been reduced by any portion of the losses of Ingenex.

    Amounts invested by outside investors in the common stock of the consolidated subsidiaries have been apportioned between minority interest and additional paid-in capital in the consolidated balance sheets. Losses applicable to the minority interest holdings of the subsidiaries' common stock have been reduced to zero.

13.  INCOME TAXES

    As of December 31, 1999, we had federal and state net operating loss carryforwards of approximately $58,200,000 and $21,600,000, respectively. We also had federal research and development tax credit carryforwards of approximately $1,400,000. The net operating loss and credit carryforwards will expire at various dates beginning in 2000 through 2019, if not utilized.

    Under provisions of the Internal Revenue Code, the availability of our net operating loss and tax credit carryforwards may be subject to future limitations because of changes in ownership resulting from financing transactions. To date, no such restriction in the availability to utilize our carryforwards is anticipated. However, future equity transactions which we may enter into could cause ownership changes which may result in substantial limitation, or expiration, of loss and tax credit carryforwards.

    Deferred tax assets and liabilities reflect the net tax effects of net operating losses and temporary differences between the carrying amount of assets and liabilities for financial reporting and amounts used

                          TITAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  INCOME TAXES (CONTINUED)
for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows:

                                                          DECEMBER 31,
                                                   ---------------------------
                                                       1999           1998
                                                   ------------   ------------
Deferred tax assets:
  Net operating loss carryforwards...............  $ 21,000,000   $ 14,500,000
  Research credit carryforwards..................     1,400,000      1,400,000
  Capitalized research and development...........     2,300,000      1,500,000
  Other - net....................................       800,000      1,400,000
                                                   ------------   ------------
Total deferred tax assets........................    25,500,000     18,800,000
Valuation allowance..............................   (25,500,000)   (18,800,000)
                                                   ------------   ------------
Net deferred tax assets..........................  $         --   $         --
                                                   ============   ============

    For 1998 and 1997, the valuation allowance increased by $4,300,000 and $100,000, respectively.

14.  SUBSEQUENT EVENTS

    COLLABORATION WITH SCHERING AG

    In January 2000, we entered into an agreement with Schering AG, under which Schering and we will collaborate on manufacturing and clinical development of cell therapy for the treatment of Parkinson's disease. We will receive funding for development activities, as well as potential reimbursement of certain prior research and development expenses. Schering will fully fund, and manage in collaboration with us, all future pilot and pivotal clinical studies, and manufacturing and development activities. Under this agreement, Schering received exclusive, worldwide development, manufacturing and commercialization rights, and, in addition to the above payments, agreed to pay us a royalty on product sales. Schering also retains the right to make an equity investment in us, up to a specified amount, upon initiation of pivotal clinical studies. In addition to the collaborative development of Spheramine for Parkinson's disease, Titan and Schering will also mutually explore other potential therapeutic applications of our CCM technology, under a one year exclusive option granted to Schering by us.

    PRIVATE PLACEMENT

    In March 2000, we completed a private placement of 1,200,000 shares of our common stock for net proceeds of approximately $38,900,000, after deducting fees and commissions and other expenses of the offering.

    CONVERSION OF SERIES D PREFERRED

    In March 2000, upon satisfying the conditions for conversion and at the request of Novartis, all outstanding Series D Preferred shares were converted into 666,667 shares of our common stock.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       TITAN PHARMACEUTICALS, INC.

                                                       By:             /s/ LOUIS R. BUCALO
                                                            -----------------------------------------
Date: March 30, 2000                                                  Louis R. Bucalo, M.D.,
                                                             CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE
                                                                             OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates stated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Chairman, President and
                 /s/ LOUIS R. BUCALO                     Chief Executive Officer
     -------------------------------------------         (principal executive         March 30, 2000
                Louis R. Bucalo, M.D.                    officer)

               /s/ ERNST-GUNTER AFTING
     -------------------------------------------       Director                       March 30, 2000
          Ernst-Gunter Afting, M.D., Ph.D.

                 /s/ VICTOR J. BAUER
     -------------------------------------------       Director                       March 30, 2000
               Victor J. Bauer, Ph.D.

               /s/ EURELIO M. CAVALIER
     -------------------------------------------       Director                       March 30, 2000
                 Eurelio M. Cavalier

                 /s/ MICHAEL K. HSU
     -------------------------------------------       Director                       March 30, 2000
                   Michael K. Hsu

                /s/ HUBERT E. HUCKEL
     -------------------------------------------       Director                       March 30, 2000
               Hubert E. Huckel, M.D.

                 /s/ MARVIN E. JAFFE
     -------------------------------------------       Director                       March 30, 2000
                Marvin E. Jaffe, M.D.

                 /s/ KONRAD M. WEIS
     -------------------------------------------       Director                       March 30, 2000
                Konrad M. Weis, Ph.D.

                                                       Executive Vice President
                /s/ ROBERT E. FARRELL                    and Chief Financial
     -------------------------------------------         Officer (principal           March 30, 2000
                  Robert E. Farrell                      financial and accounting
                                                         officer)