Form 10-Q
period 2000-03-31
TITAN PHARMACEUTICALS INC
filed 2000-05-15
CIK 910267

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended March 31, 2000.

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

There were 25,778,615 of the Registrant's Common Stock issued and outstanding on May 5, 2000.

                           TITAN PHARMACEUTICALS, INC.
                               INDEX TO FORM 10-Q

                                                                                                      PAGE
                                                                                                      ----
PART I.           FINANCIAL INFORMATION

                  Item 1.  Condensed Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999...............................................2

                  Condensed Consolidated Statements of Operations
                      Three months ended March 31, 2000 and 1999.........................................3

                  Condensed Consolidated Statements of Cash Flows
                      Three months ended March 31, 2000 and 1999.........................................4

                  Notes to Condensed Consolidated Financial
                      Statements.........................................................................5

                  Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..........................................................7

                  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................9

PART II.          OTHER INFORMATION

                  Item 1.  Legal Proceedings.............................................................9

                  Item 6.  Exhibits and Reports on Form 8-K..............................................9

SIGNATURES..............................................................................................10

PART I.  FINANCIAL INFORMATION

                           TITAN PHARMACEUTICALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                March 31,   December 31,
                                                                  2000         1999
                                                                ---------    ---------
                                                               (unaudited)   (Note A)
Assets
Current assets
    Cash and cash equivalents                                   $   6,227    $  46,454
    Short-term investments                                         77,638         --
    Grants receivable                                                 139          150
    Prepaid expenses and other current assets                       1,321          327
                                                                ---------    ---------
        Total current assets                                       85,325       46,931
Furniture and equipment, net                                          460          415
Other assets                                                           16           16
                                                                ---------    ---------
                                                                $  85,801    $  47,362
                                                                =========    =========

Liabilities and Stockholders' Equity
Current Liabilities
    Accounts payable                                            $   1,042    $     849
    Accrued clinical trials expenses                                  472          437
    Accrued compensation and related expenses                         150          177
    Accrued professional fees and other liabilities                   270          356
    Unearned contract revenue                                         265         --
                                                                ---------    ---------
        Total current liabilities                                   2,199        1,819
Commitments
Minority interest - Series B preferred stock of Ingenex, Inc.       1,241        1,241
Stockholders' Equity
    Preferred stock, at amounts paid in                              --          5,000
    Common stock, at amounts paid in                              145,362       98,697
    Additional paid-in capital                                      6,524        6,524
    Deferred compensation                                            (345)        (501)
    Accumulated other comprehensive loss                             (113)        --
    Deficit accumulated during the development stage              (69,067)     (65,418)
                                                                ---------    ---------
        Total stockholders' equity                                 82,361       44,302
                                                                ---------    ---------
                                                                $  85,801    $  47,362
                                                                =========    =========


Note A: The balance sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements presentation.

            See Notes to Condensed Consolidated Financial Statements

                           TITAN PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED MARCH 31,
                                                     2000        1999
                                                   --------    --------
Contract revenue                                   $    280    $   --
Grant revenue                                            55          47
                                                   --------    --------
    Total revenue                                       335          47

Operating expenses:
    Research and development                          4,045       2,085
    Acquired in-process research and development       --           136
    General and administrative                          857         787
                                                   --------    --------
        Total operating expenses                      4,902       3,008
                                                   --------    --------
        Loss from operations                         (4,567)     (2,961)

Other income (expense):
    Interest income, net                                938         151
    Other income (expense)                              (19)         (9)
                                                   --------    --------
        Other income, net                               919         142
                                                   --------    --------
Net loss                                           $ (3,648)   $ (2,819)
                                                   ========    ========

Basic and diluted net loss per share               $  (0.15)   $  (0.19)
                                                   ========    ========

Weighted average shares used in computing
    basic and diluted net loss per share             23,873      14,687
                                                   ========    ========


           See Notes to Condensed Consolidated Financial Statements

                           TITAN PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                        2000         1999
                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $ (3,648)   $ (2,820)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                            84          89
    Stock compensation to consultants                       110           -
    Issuance of common stock to acquire
      minority interest of Theracell, Inc.                    -         136
Changes in operating assets and liabilities:
    Prepaid expenses, other receivables and assets         (983)        (46)
    Accounts payable and other accrued liabilities          115          64
    Unearned contract revenue                               265           -
                                                       --------    --------
Net cash used in operating activities                    (4,057)     (2,577)
                                                       --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of furniture and equipment, net                (83)        (83)
    Purchases of short-term investments                 (79,752)          -
    Proceeds from sales of short-term investments         2,000           -
                                                       --------    --------
Net cash used in investing activities                   (77,835)        (83)
                                                       --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                             41,665       5,797
                                                       --------    --------
Net cash provided by financing activities                41,665       5,797
                                                       --------    --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    (40,227)      3,137
Cash and cash equivalents at beginning of period         46,454      11,655
                                                       --------    --------
Cash and cash equivalents at end of period                6,227      14,792
Short-term investments at end of period                  77,638           -
                                                       --------    --------
CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
    AT END OF PERIOD                                   $ 83,865    $ 14,792
                                                       ========    ========

            See Notes to Condensed Consolidated Financial Statements

                           TITAN PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  THE COMPANY AND ITS SUBSIDIARIES

     We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system disorders, cancer, and other serious and life threatening diseases. We conduct a portion of our operations through our two subsidiaries: Ingenex, Inc. and ProNeura, Inc. We operate in one business segment, the development of biopharmaceutical products.

  INGENEX, INC.

     Ingenex is engaged in the development of gene-based therapeutics for the treatment of cancer. At March 31, 2000, we owned 81% of Ingenex, assuming the conversion of all preferred stock to common stock.

  PRONEURA, INC.

     ProNeura is engaged in the development of cost effective, long-term treatment solutions to neurologic and psychiatric disorders through an implantable drug delivery system. At March 31, 2000, we owned 79% of ProNeura.

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Titan and its majority owned subsidiaries after elimination of all significant intercompany accounts and transactions. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     Through December 31, 1999, we were considered to be in the developmental stage. In January 2000, we entered into an agreement with Schering AG (see
Note 5). As a result of this agreement, and with the potential of other collaborative partnership agreements that we are currently pursuing, we are no longer considered to be in the developmental stage.

     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. annual report on Form 10-K for the year ended December 31, 1999.

REVENUE RECOGNITION

     License revenue is recognized ratably over the terms of the related license agreements. Contract revenue related to research and development activities performed under collaborative agreements is recognized when project costs are incurred. Government grants which support our research effort in specific projects generally provide for reimbursement of approved costs as defined in the grant documents, and revenue is recognized when subsidized project costs are incurred.

2.   NET LOSS PER SHARE

     We calculate basic net loss per share using the weighted average common shares outstanding for the period. Had we been in a net income position, shares used in calculating diluted earnings per share for the periods ended March 31, 2000 and 1999 would have included the effect of an additional 3,599,111 and 11,772,473 shares, respectively, related to our convertible preferred stock, options and warrants.

3.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss), such as unrealized gains and losses on investments. Comprehensive loss for the three months ended March 31, 2000 was $3.8 million. Comprehensive loss for the three months ended March 31, 1999 was the same as our net loss.

4.   STOCKHOLDERS' EQUITY

     In March 2000, we completed a private placement of 1,200,000 shares of our common stock for net proceeds of $38.8 million, after deducting fees and commissions and other expenses of the offering.

     Also in March 2000, upon satisfying the conditions for conversion and at the request of Novartis Pharma AG, all outstanding shares of Series D convertible preferred stock were converted into 666,667 shares of our common stock.

5.   LICENSING AND COLLABORATIVE AGREEMENT WITH SCHERING AG

     In January 2000, we entered into a licensing and collaborative agreement with Schering AG, under which we will collaborate with Schering on manufacturing and clinical development of our cell therapy product, Spheramine-TM-, for the treatment of Parkinson's disease. Under the agreement, we will perform clinical development activities for which we will receive funding. As March 31, 2000, we recognized $0.3 million of revenue under this agreement. Schering will fully fund, and manage in collaboration with us, all future pilot and pivotal clinical studies, and manufacturing and development activities. We are entitled to certain payments upon the achievement of specific milestones. Schering also retains the right to make an equity investment in Titan, up to a specified amount, upon initiation of pivotal clinical studies. The potential economic value of the agreement, including development funding and equity investment, but not including funding of clinical trials and product royalties, is approximately $26 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995, THE ATTAINMENT OF WHICH INVOLVES VARIOUS RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ESTIMATE," "ANTICIPATE," "CONTINUE," OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS DUE TO, AMONG OTHER FACTORS, THE RESULTS OF ONGOING RESEARCH AND DEVELOPMENT ACTIVITIES AND PRE-CLINICAL TESTING, THE RESULTS OF CLINICAL TRIALS AND THE AVAILABILITY OF ADDITIONAL FINANCING THROUGH CORPORATE PARTNERING ARRANGEMENTS OR OTHERWISE. ADDITIONAL FACTORS INCLUDE OUR ABILITY TO PROTECT OUR PATENTS AND PROPRIETARY RIGHTS, ABILITY TO COMPLY WITH EXTENSIVE GOVERNMENT REGULATIONS, AND OTHER FACTORS AND RISKS DETAILED UNDER THE CAPTION "RISK FACTORS" IN THE COMPANY'S 1999 ANNUAL REPORT ON FORM 10-K AND OTHER FILINGS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION. STOCKHOLDERS AND PROSPECTIVE INVESTORS IN THE COMPANY SHOULD CAREFULLY CONSIDER THESE RISK FACTORS. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE THESE STATEMENTS FOR SUBSEQUENT EVENTS.

OVERVIEW

     Titan Pharmaceuticals, Inc. is a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system (CNS) disorders, cancer, and other serious and life threatening diseases.

     In the CNS arena, we are developing iloperidone, which is currently in Phase III clinical testing for schizophrenia through a licensing and development agreement with Novartis Pharma AG. Novartis has tradenamed the product Zomaril-TM-. Novartis is fully funding and conducting the Phase III program, which will enroll approximately 3,300 patients in 24 countries. Zomaril is being developed for the treatment of schizophrenia and related psychotic disorders--a market expected to reach $6 billion by 2003. Also in the CNS arena, we are developing a unique cell based therapeutic, Spheramine-TM-, which is in Phase I/II testing, for the treatment of Parkinson's disease. We have entered into a collaboration with Schering AG for the development, manufacture and commercialization of this treatment for Parkinson's disease. Schering is funding the manufacturing, development and future clinical studies of the product in addition to paying milestone payments and royalties on net sales in exchange for worldwide manufacturing and commercialization rights.

     Our cancer therapeutics in clinical testing include three monoclonal antibodies--CeaVac-Registered Trademark-, TriAb-Registered Trademark-, and TriGem-TM- --which are designed to stimulate a patient's immune system against various types of cancer cells. CeaVac is currently being evaluated in a large multi-center double-blind placebo-controlled Phase III clinical trial in patients with Stage IV metastatic colorectal cancer. TriAb is currently being evaluated in a double-blind placebo-controlled Phase II clinical study in patients with breast cancer. TriGem has completed initial Phase I testing in patients with melanoma, and we are pursuing later stage clinical trials through co-operative clinical oncology research groups for all of our products. Another Titan anti-cancer product in development, Pivanex-TM-, is a small molecule drug that acts as a cell differentiating agent. Pivanex is currently in Phase II clinical testing for non-small cell lung cancer. Additionally, we are developing a gene therapy product for treating various cancers. Further, we are developing a long-term drug delivery system with applications in the treatment of CNS disorders and other conditions.

     Since inception, we have devoted substantially all of our resources to product and technology development, clinical research, raising capital, and securing patent protection. At March 31, 2000, we had an accumulated deficit of $69.1 million and working capital of $83.5 million.

RESULTS OF OPERATIONS

     Revenue for the first quarter 2000 consisted primarily of contract revenue of $0.3 million received from Schering AG for the development of Spheramine, Titan's novel therapy for treatment of Parkinson's disease, as well as $0.05 million of grant revenue received through the National Institutes of Health in support of our pre-clinical programs.

     Research and development expenses for the first quarter 2000 were $4.0 million, compared to $2.2 million for the same quarter in 1999, which included an in-process research and development expense of $0.1 million. The increase in research and development expenditures for the first quarter 2000 compared to same quarter in 1999 resulted primarily from the expansion of the clinical trial with CeaVac in Dukes D colorectal cancer to a Phase III study. In addition, we also increased our development activity for CeaVac, as well as our other therapeutic monoclonal antibodies, TriAb and TriGem, to support the launch of three additional efficacy clinical studies for these products later this year.

     General and administrative expenses for the first quarter 2000 were $0.9 million compared to $0.8 million for the same quarter in 1999. The increase was primarily due to certain one-time expenditures incurred during the first quarter for leasehold improvements and financing related legal expenses.

     Other income, net of other expenses, for the first quarter 2000 was $0.9 million compared to $0.1 million in the first quarter 1999. The increase, primarily in interest income, was a result of our significantly larger cash and short-term investments balance.

     As a result of the foregoing, we had a net loss of $3.6 million, or $0.15 per share, for the first quarter 2000, compared to $2.8 million, or $0.19 per share, for the same quarter in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations since inception primarily through our initial public offering and private placements of our securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government sponsored research grants.

     In March 2000, we completed a private placement of 1.2 million shares of our common stock for net proceeds of $38.8 million, after deducting fees and commissions and other expenses of the offering.

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

     We expect to continue to incur substantial additional operating losses from costs related to continuation and expansion of product and technology development, clinical trials, and administrative activities. To manage operating capital, we have chosen to strategically focus on development of our later stage products in clinical development. We believe that we currently have sufficient working capital to sustain our planned operations at least through 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our cash and investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible given these two constraints. We satisfy liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers. We do not use derivative financial instruments in our investment portfolio. Management believes our exposure to market rate risk is minimal and the risk of loss is remote.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     During the first quarter of 2000, a former consultant to Titan filed a complaint asserting that we owed it certain warrants. We believe we have substantial defenses and are defending the suit vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27.1     Financial Data Schedule

     (b) Reports on Form 8-K

         We filed a current report on Form 8-K with the Securities and Exchange Commission on February 24, 2000 to announce the sale of 1.2 million shares of our common stock to institutional investors.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        TITAN PHARMACEUTICALS, INC.

May 15, 2000            By:     /s/ Louis R. Bucalo
                           ------------------------------------------
                            Louis R. Bucalo, M.D.
                            Chairman, President and Chief Executive Officer

May 15, 2000            By:     /s/ Robert E. Farrell
                           -------------------------------------------
                            Robert E. Farrell
                            Executive Vice President and Chief Financial Officer