Form 10-Q
period 2000-06-30
TITAN PHARMACEUTICALS INC
filed 2000-08-14
CIK 910267

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

       |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the Period Ended June 30, 2000.

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

There were 25,858,945 of the Registrant's Common Stock issued and outstanding on July 31, 2000.

                                                TITAN PHARMACEUTICALS, INC.
                                                     INDEX TO FORM 10-Q


PART I.           FINANCIAL INFORMATION................................................................... PAGE
                                                                                                           ----

                  Item 1.  Condensed Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999...............................................   2

                  Condensed Consolidated Statements of Operations
                       Three months and six months ended June 30, 2000 and 1999..........................   3

                  Condensed Consolidated Statements of Cash Flows
                       Three months and six months ended June 30, 2000 and 1999..........................   4

                  Notes to Condensed Consolidated Financial
                       Statements........................................................................   5

                  Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.........................................................   7

                  Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................   9

PART II.          OTHER INFORMATION

                  Item 1.  Legal Proceedings.............................................................   9

                  Item 6.  Exhibits and Reports on Form 8-K..............................................   9

SIGNATURES...............................................................................................  10


PART I.  FINANCIAL INFORMATION

                           TITAN PHARMACEUTICALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                JUNE 30,              DECEMBER 31,
                                                                                  2000                    1999
                                                                            ------------------     -------------------
                                                                               (unaudited)              (Note A)
ASSETS
Current assets
      Cash and cash equivalents                                                      $  6,278                $ 46,454
      Short-term investments                                                           76,237                       -
      Grants receivable                                                                     -                     150
      Prepaid expenses and other current assets                                           467                     327
                                                                            ------------------     -------------------
          Total current assets                                                         82,982                  46,931
Furniture and equipment, net                                                              515                     415
Other assets                                                                               16                      16
                                                                            ------------------     -------------------
                                                                                     $ 83,513                $ 47,362
                                                                            ==================     ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable                                                                  $ 281                   $ 849
      Accrued clinical trials expenses                                                    638                     437
      Accrued compensation and related expenses                                           149                     177
      Accrued professional fees and other liabilities                                     276                     356
      Unearned contract revenue                                                           235                       -
                                                                            ------------------     -------------------
          Total current liabilities                                                     1,579                   1,819
Minority interest - Series B preferred stock of Ingenex, Inc.                           1,241                   1,241
Stockholders' Equity
      Preferred stock, at amounts paid in                                                   -                   5,000
      Common stock, at amounts paid in                                                146,017                  98,697
      Additional paid-in capital                                                        6,524                   6,524
      Deferred compensation                                                              (256)                   (501)
      Accumulated deficit                                                             (71,489)                (65,418)
      Accumulated other comprehensive loss                                               (103)                      -
                                                                            ------------------     -------------------
          Total stockholders' equity                                                   80,693                  44,302
                                                                            ------------------     -------------------
                                                                                     $ 83,513                $ 47,362
                                                                            ==================     ===================

      Note A: The balance sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements presentation.

                           TITAN PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                       -----------------------------------    ----------------------------------
                                                             2000               1999               2000                1999
                                                       ----------------    ---------------    ---------------    ---------------
Contract revenue                                              $    281           $      -           $    561           $      -
Grant revenue                                                        -                  -                 55                 47
                                                       ----------------    ---------------    ---------------    ---------------
      Total revenue                                                281                  -                616                 47

Operating expenses:
      Research and development                                   3,266              2,724              7,311              4,810
      Acquired in-process research and development                   -                  -                  -                136
      General and administrative                                   704                529              1,561              1,316
                                                       ----------------    ---------------    ---------------    ---------------
          Total operating expenses                               3,970              3,253              8,872              6,262
                                                       ----------------    ---------------    ---------------    ---------------
      Loss from operations                                      (3,689)            (3,253)            (8,256)            (6,215)

Other income (expense):
      Interest income, net                                       1,275                150              2,213                302
      Other income (expense)                                        (9)                (3)               (28)               (13)
                                                       ----------------    ---------------    ---------------    ---------------
          Other income (expense), net                            1,266                147              2,185                289
                                                       ----------------    ---------------    ---------------    ---------------
Net loss                                                      $ (2,423)          $ (3,106)          $ (6,071)          $ (5,926)
                                                       ================    ===============    ===============    ===============

Basic and diluted net loss per share                          $  (0.09)          $  (0.20)          $  (0.24)          $  (0.39)
                                                       ================    ===============    ===============    ===============

Weighted average shares used in computing
      basic and diluted net loss per share                      25,769             15,385             24,821             15,036
                                                       ================    ===============    ===============    ===============

           See Notes to Condensed Consolidated Financial Statements

                           TITAN PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                -----------------------------
                                                                                  2000                 1999
                                                                                --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $ (6,071)            $ (5,926)
Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation and amortization                                                  169                  177
      Stock compensation to consultants                                              159                    -
      Issuance of common stock to acquire
          minority interest of Theracell, Inc.                                         -                  136
Changes in operating assets and liabilities:
      Prepaid expenses, other receivables and assets                                  10                  (11)
      Accounts payable and other accrued liabilities                                (476)                 417
      Unearned contract revenue                                                      235                 (364)
                                                                                --------             --------
Net cash used in operating activities                                             (5,974)              (5,571)
                                                                                --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of furniture and equipment, net                                     (183)                 (91)
      Purchases of short-term investments                                        (86,832)                   -
      Proceeds from sales of short-term investments                               10,492                    -
                                                                                --------             --------
Net cash used in investing activities                                            (76,523)                 (91)
                                                                                --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock                                                    42,321                5,820
                                                                                --------             --------
Net cash provided by financing activities                                         42,321                5,820
                                                                                --------             --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (40,176)                 158
Cash and cash equivalents at beginning of period                                  46,454               11,655
                                                                                --------             --------
Cash and cash equivalents at end of period                                         6,278               11,813
Short-term investments at end of period                                           76,237                    -
                                                                                --------             --------

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
      AT END OF PERIOD                                                          $ 82,515             $ 11,813
                                                                                ========             ========

           See Notes to Condensed Consolidated Financial Statements

                           TITAN PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    THE COMPANY AND ITS SUBSIDIARIES

         We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system disorders, cancer and other serious and life threatening diseases. We conduct a portion of our operations through our two subsidiaries: Ingenex, Inc. and ProNeura, Inc. We operate in one business segment, the development of biopharmaceutical products.

    INGENEX, INC.
         Ingenex is engaged in the development of gene-based therapeutics for the treatment of cancer. At June 30, 2000, we owned 81% of Ingenex, assuming the conversion of all preferred stock to common stock.

    PRONEURA, INC.
         ProNeura is engaged in the development of cost effective, long-term treatment solutions to neurologic and psychiatric disorders through an implantable drug delivery system. At June 30, 2000, we owned 79% of ProNeura.

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of Titan and its majority owned subsidiaries after elimination of all significant intercompany accounts and transactions. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         Through December 31, 1999, we were considered to be in the developmental stage. In January 2000, we entered into an agreement with Schering AG (see Note 5), under which we earned research revenue. As a result of this agreement, and with the potential of other collaborative partnership agreements that we are currently pursuing, we are no longer considered to be in the developmental stage.

         These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. annual report on Form 10-K for the year ended December 31, 1999.

    REVENUE RECOGNITION

         License revenue is recognized ratably over the terms of the related license agreements. Nonrefundable license fees, under which we have no future performance obligations, are recognized upon receipt. Contract revenue related to research and development activities performed under collaborative agreements is recognized when project costs are incurred. Milestone payments are generally recognized as revenue when specified milestones are achieved. Government grants that support our research effort in specific projects generally provide for reimbursement of approved costs as defined in the grant documents, and revenue is recognized when subsidized project costs are incurred.

2.       NET LOSS PER SHARE

         We calculate basic net loss per share using the weighted average common shares outstanding for the period. Had we been in a net income position, shares used in calculating diluted earnings per share for the six months ended June 30, 2000, would have included the effect of an additional 3,293,133 shares related to our convertible preferred stock and options, and for the six months ended June 30, 1999, we would have included an additional 12,030,133 shares related to our convertible preferred stock, options and warrants.

3.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss), such as unrealized gains and losses on investments. Comprehensive loss for the six months ended June 30, 2000, was $6.2 million. Comprehensive loss for the six months ended June 30, 1999, was the same as our net loss.

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

5.       LICENSING AND COLLABORATIVE AGREEMENT WITH SCHERING AG

         In January 2000, we entered into a licensing and collaborative agreement with Schering AG, under which we will collaborate with Schering on manufacturing and clinical development of our cell therapy product, Spheramine-TM-, for the treatment of Parkinson's disease. Under the agreement, we will perform clinical development activities for which we will receive funding. As of June 30, 2000, we recognized $0.5 million of revenue under this agreement. Schering will fully fund, and manage in collaboration with us, all future pilot and pivotal clinical studies, and manufacturing and development activities. We are entitled to certain payments upon the achievement of specific milestones. Schering also retains the right to make an equity investment in Titan, up to a specified amount, upon initiation of pivotal clinical studies. The potential economic value of the agreement, including development funding and equity investment, but not including funding of clinical trials and product royalties, is approximately $26 million.

6.       SUBSEQUENT EVENT

         In July 2000, we announced the acquisition of worldwide rights to a novel and proprietary agent, gallium maltolate, for the potential treatment of cancer and other conditions, including HIV infection. We obtained the rights through the acquisition of GeoMed, Inc., a privately held California company founded for the development of the agent. At the conclusion of the acquisition, we will assume up to $1.4 million of GeoMed's liabilities, and issue $3.5 million of Titan common stock (approximately 93,590 shares). A total of $4.9 million will be charged to acquired in-process research and development upon the closing of the transaction.

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

OVERVIEW

         Titan Pharmaceuticals, Inc. is a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system (CNS) disorders, cancer and other serious and life threatening diseases.

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

         Our cancer therapeutics in clinical testing include three monoclonal antibodies--CeaVac-Registered Trademark-, TriAb-Registered Trademark- and TriGem-TM---which are designed to stimulate a patient's immune system against various types of cancer cells. CeaVac is currently being evaluated in a large multi-center double-blind placebo-controlled Phase III clinical trial in patients with metastatic colorectal cancer. TriAb is currently being evaluated in a double-blind placebo-controlled Phase II clinical study in patients with breast cancer. We are also collaborating with several clinical oncology cooperative groups and expect to initiate a number of clinical studies later this year, specifically, a Phase III study with CeaVac Dukes' C colorectal cancer managed by the American College of Surgeons Oncology Group, a Phase III study with TriGem in intermediate stage melanoma directed by the South West Oncology Group, and a Phase II clinical study with a combination of CeaVac and TriAb in lung cancer managed by the Radiation Therapy Oncology Group, all of which are supported by the Cancer Treatment and Evaluation Program of the National Cancer Institute. Another Titan anti-cancer product in development, Pivanex-TM-, is a small molecule drug that acts as a cell-differentiating agent. Pivanex is currently in Phase II clinical testing for non-small cell lung cancer. Additionally, we are developing a gene therapy product for treating various cancers. Further, we are developing a long-term drug delivery system with applications in the treatment of CNS disorders and other conditions.

RESULTS OF OPERATIONS

         Revenue for the second quarter and for the first six months of 2000 were approximately $0.3 million and $0.6 million, respectively. These revenues consisted primarily of contract revenue from Schering AG for the development of Spheramine, Titan's novel therapy for treatment of Parkinson's disease. In 1999, Titan had no revenues in the second quarter, and had approximately $47,000 of revenue during the first six months.

         Research and development expenses for the second quarter 2000 were $3.3 million, compared to $2.7 million for the same quarter in 1999. For the six months ended June 30, 2000, research and development expenses were $7.3 million, compared to $4.9 million for the same period in 1999. The increase in research and development expense was a result of the expansion of Titan's randomized, placebo-controlled Phase III clinical study of CeaVac in Dukes' D colorectal cancer, and increased manufacturing and development activity for CeaVac and for our other anti-cancer therapeutic monoclonal antibodies, TriAb and TriGem, to support the initiation of three additional clinical efficacy studies later this year. These additional studies will be directed and managed by three government sponsored cooperative groups and will be supported by the Cancer Treatment and Evaluation Program of the National Cancer Institute.

         General and administrative expenses for the second quarter 2000 were $0.7 million compared to $0.5 million for the same quarter in 1999. For the six months ended June 30, 2000, general and administrative expenses were $1.6 million, compared to $1.3 million for the same period in 1999. The increase in expenses from 1999 to 2000 was principally due to expenses during the first quarter 2000 for leasehold improvements, legal expenses related to corporate partnering agreements and planned increases in support of expanded clinical activity.

         Other income, net of other expenses, for the second quarter 2000 was $1.3 million compared to $0.1 million in the second quarter 1999. For the six months ended June 30, 2000, other income, net of other expenses, was $2.2 million compared to $0.3 million for the same period in 1999. The increases, primarily in interest income, were a result of our significantly larger cash and short-term investments position.

         As a result of the foregoing, we had a net loss of $2.4 million, or $0.09 per share, for the second quarter 2000, compared to $3.1 million, or $0.20 per share, for the same quarter in 1999. For the six months ended June 30, 2000, our net loss was $6.1 million, or $0.24 per share, compared to $5.9 million, or $0.39 per share, for the same period in 1999.

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

         We have entered into various agreements with research institutions, universities and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. The aggregate commitments we have under these agreements, including minimum license payments, for the next 12 months is approximately $1.5 million. Certain of the licenses provide for the payment of royalties by us on future product sales, if any. In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent related costs and meeting project-funding milestones.

         We expect to continue to incur substantial additional operating losses from costs related to continuation and expansion of product and technology development, clinical trials and administrative activities. We believe that we currently have sufficient working capital to sustain our planned operations at least through 2003.

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


                                     PART II

ITEM 1.    LEGAL PROCEEDINGS

         In March 2000, a former investor relations consultant commenced an action in the Supreme Court of the State of New York, New York County, alleging that Titan purportedly breached an agreement dated February 24, 1997, by failing to deliver certain warrants to the plaintiffs. We believe there is no merit to the plaintiffs' claim and are vigorously defending the pending action.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         27.1     Financial Data Schedule

    (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               TITAN PHARMACEUTICALS, INC.

August 14, 2000                                By:     /s/ Louis R. Bucalo
                                                    ------------------------
                                                    Louis R. Bucalo, M.D.
                                                    Chairman, President and
                                                    Chief Executive Officer

August 14, 2000                                By:     /s/ Robert E. Farrell
                                                    ------------------------
                                                    Robert E. Farrell
                                                    Executive Vice President
                                                    and Chief Financial Officer