Form 10-Q
period 2000-09-30
TITAN PHARMACEUTICALS INC
filed 2000-11-14
CIK 910267

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended September 30, 2000.

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

There were 25,979,738 of the Registrant's Common Stock issued and outstanding on October 31, 2000.

                           TITAN PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                    PAGE
                                                                                  ----
         Item 1.  Condensed Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets
                September 30, 2000 and December 31, 1999.............................2

         Condensed Consolidated Statements of Operations
                Three months and nine months ended September 30, 2000 and 1999.......3

         Condensed Consolidated Statements of Cash Flows
                Nine months ended September 30, 2000 and 1999........................4

         Notes to Condensed Consolidated Financial Statements........................5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.........................................8

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk........10

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.................................................10

         Item 4.  Submission of Matters to a Vote of Security Holders...............11

         Item 6.  Exhibits and Reports on Form 8-K..................................11

SIGNATURES..........................................................................12

PART I.  FINANCIAL INFORMATION

                           TITAN PHARMACEUTICALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                              SEPTEMBER 30, DECEMBER 31,
                                                                   2000         1999
                                                                ---------    ---------
                                                                (unaudited)   (Note A)
ASSETS

Current assets
      Cash and cash equivalents                                 $   6,334    $  46,454
      Short-term investments                                       73,463         --
      Grants receivable                                              --            150
      Prepaid expenses and other current assets                       286          327
                                                                ---------    ---------
          Total current assets                                     80,083       46,931
Furniture and equipment, net                                          527          415
Other assets                                                           16           16
                                                                ---------    ---------
                                                                $  80,626    $  47,362
                                                                =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

      Accounts payable                                          $   1,335    $     849
      Accrued clinical trials expenses                                593          437
      Accrued compensation and related expenses                       578          177
      Accrued professional fees and other liabilities                 439          356
      Unearned contract revenue                                        30         --
                                                                ---------    ---------
          Total current liabilities                                 2,975        1,819
Minority interest - Series B preferred stock of Ingenex, Inc.       1,241        1,241
Stockholders' Equity

      Preferred stock, at amounts paid in                            --          5,000
      Common stock, at amounts paid in                            148,607       98,697
      Common stock to be issued (See Note 7)                        1,516         --
      Additional paid-in capital                                    6,524        6,524
      Deferred compensation                                          (223)        (501)
      Accumulated deficit                                         (80,200)     (65,418)
      Accumulated other comprehensive income                          186         --
                                                                ---------    ---------
          Total stockholders' equity                               76,410       44,302
                                                                ---------    ---------
                                                                $  80,626    $  47,362
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

            See Notes to Condensed Consolidated Financial Statements

                           TITAN PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (in thousands, except per share amounts)

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                     --------------------    --------------------
                                                       2000        1999        2000        1999
                                                     --------    --------    --------    --------
Revenue:
      Contract revenue                               $    280    $   --      $    841    $   --
      License revenue                                     415        --           415        --
      Grant revenue                                      --            52          55          99
                                                     --------    --------    --------    --------
          Total revenue                                   695          52       1,311          99

Operating expenses:

      Research and development                          4,576       1,748      11,887       6,558
      Acquired in-process research and development      4,969        --         4,969         136
      General and administrative                        1,247         838       2,808       2,154
                                                     --------    --------    --------    --------
          Total operating expenses                     10,792       2,586      19,664       8,848
                                                     --------    --------    --------    --------
      Loss from operations                            (10,097)     (2,534)    (18,353)     (8,749)

Other income (expense):

      Interest income, net                              1,392         120       3,605         421
      Other expense                                        (6)        (31)        (34)        (43)
                                                     --------    --------    --------    --------
          Other income, net                             1,386          89       3,571         378
                                                     --------    --------    --------    --------
Net loss                                             $ (8,711)   $ (2,445)   $(14,782)   $ (8,371)
                                                     ========    ========    ========    ========

Basic and diluted net loss per share                 $  (0.34)   $  (0.16)   $  (0.59)   $  (0.55)
                                                     ========    ========    ========    ========

Weighted average shares used in computing
      basic and diluted net loss per share             25,872      15,454      25,171      15,180
                                                     ========    ========    ========    ========


            See Notes to Condensed Consolidated Financial Statements

                           TITAN PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (in thousands)

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                       ----------------------
                                                          2000         1999
                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                               $ (14,782)   $  (8,371)
Adjustments to reconcile net loss to net cash
  used in operating activities:

      Depreciation and amortization                          119          244
      Stock compensation to consultants                      291         --
      Issuance of common stock to acquire
          minority interest of Theracell, Inc.              --            136
      Acquired in-process research and development         4,969         --
Changes in operating assets and liabilities:

      Prepaid expenses, other receivables and assets         191            6
      Accounts payable and other accrued liabilities        (261)        (421)
      Unearned contract revenue                               30         --
                                                       ---------    ---------
Net cash used in operating activities                     (9,443)      (8,406)
                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchases of furniture and equipment, net             (245)        (120)
      Purchases of short-term investments               (100,555)        --
      Proceeds from sales of short-term investments       27,278         --
                                                       ---------    ---------
Net cash used in investing activities                    (73,522)        (120)
                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Issuance of common stock                            42,845        6,018
                                                       ---------    ---------
Net cash provided by financing activities                 42,845        6,018
                                                       ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (40,120)      (2,508)
Cash and cash equivalents at beginning of period          46,454       11,655
                                                       ---------    ---------
Cash and cash equivalents at end of period                 6,334        9,147
Short-term investments at end of period                   73,463         --
                                                       ---------    ---------
CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
      AT END OF PERIOD                                 $  79,797    $   9,147
                                                       =========    =========


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

  INGENEX, INC.

     Ingenex is engaged in the development of gene-based therapeutics for the treatment of cancer. At September 30, 2000, we owned 81% of Ingenex, assuming the conversion of all preferred stock to common stock.

  PRONEURA, INC.

     ProNeura is engaged in the development of cost effective, long-term treatment solutions to neurologic and psychiatric disorders through an implantable drug delivery system. At September 30, 2000, we owned 79% of ProNeura.

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Titan and its majority owned subsidiaries after elimination of all significant intercompany accounts and transactions. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     Through December 31, 1999, we were considered to be in the developmental stage. In January 2000, we entered into a collaborative agreement with Schering AG (see Note 6), under which we earn research revenue. As a result of this agreement, and with the potential of other collaborative partnership agreements in the future, we are no longer considered to be in the developmental stage.

     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. annual report on Form 10-K for the year ended December 31, 1999.

  REVENUE RECOGNITION

     License revenue is recognized ratably over the terms of the related license agreements. Nonrefundable license fees, with respect to which we have no future performance obligations, are recognized upon receipt. Contract revenue related to research and development activities performed under collaborative agreements is recognized when project costs are incurred. Milestone payments are generally recognized as revenue when specified contractual milestones are achieved. Government grants that support our product development effort in specific projects generally provide for reimbursement of expenses as defined in the grant documents, and revenue is recognized when these project expenses are incurred.

2. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" (SFAS 133), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and is not anticipated to have an impact on our results of operations or financial condition when adopted as we hold no derivative financial instruments and do not currently engage in hedging activities.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. The adoption of SAB 101 had no significant impact on our revenue recognition policy or results of operations.

     In March 2000, the FASB issued Interpretation No. 44, (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." This interpretation clarifies, among other things, the definition of employee for purposes of applying APB 25 and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in the Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 does not have a material impact on our financial statements.

3. NET LOSS PER SHARE

     We calculate basic net loss per share using the weighted average common shares outstanding for the period. Had we been in a net income position, shares used in calculating diluted earnings per share for the nine months ended September 30, 2000, would have included the effect of an additional 5,595,246 shares related to our convertible preferred stock and options, and for the nine months ended September 30, 1999, we would have included an additional 12,285,488 shares related to our convertible preferred stock, options and warrants.

4. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss), such as unrealized gains and losses on investments. Comprehensive loss for the nine months ended September 30, 2000, was $14.6 million. Comprehensive loss for the nine months ended September 30, 1999, was the same as our net loss.

5. STOCKHOLDERS' EQUITY

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

6. LICENSING AND COLLABORATIVE AGREEMENT WITH SCHERING AG

     In January 2000, we entered into a licensing and collaborative agreement with Schering AG, under which we will collaborate with Schering on manufacturing and clinical development of our cell therapy product, Spheramine(TM), for the treatment of Parkinson's disease. Under the agreement, we will perform product development activities for which we will receive funding. As of September 30, 2000, we recognized $0.8 million of revenue under this agreement. Schering will fully fund, and manage in collaboration with us, all future clinical studies, and manufacturing and development activities. We are entitled to certain payments upon the achievement of specific milestones. Schering also retains the right to make an equity investment in Titan, up to a specified amount, upon initiation of pivotal clinical studies. The potential economic value of the agreement, including development funding and an equity investment, but not including Schering's funding of clinical trials and product royalties, is approximately $26 million.

7. ACQUISITION OF A NOVEL AND PROPRIETARY AGENT

     In July 2000, we announced the acquisition of worldwide rights to a novel and proprietary agent, gallium maltolate, for the potential treatment of cancer and other conditions, including HIV infection. We obtained these rights through the acquisition of GeoMed, Inc., a privately held California company. We completed the acquisition in August 2000 by assuming approximately $1.4 million of GeoMed's liabilities and issuing or reserving for future issuance an aggregate of 93,555 shares of Titan common stock valued at approximately $3.6 million using the fair market value of our common stock at the date of the agreement in accordance with generally accepted accounting principles. The entire purchase price of approximately $5.0 million was charged to acquired in-process research and development as the acquired technology is in an early stage of development with significant risks and uncertainties remaining in the developmental process.

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

OVERVIEW

     We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system disorders, cancer, and other serious and life threatening diseases. Our product development programs focus on large pharmaceutical markets with significant unmet medical needs and commercial potential. We currently have nine products in development, with seven products in clinical development including two products in Phase III clinical trials and five products in Phase II and Phase I/II clinical trials. In addition to these programs, we have two products in preclinical development. We are independently developing our product candidates as well as utilizing strategic partnerships, including collaborations with Novartis Pharma AG and Schering AG. These collaborations help fund product development while we continue to retain significant economic interest in our products.

   OUR CLINICAL DEVELOPMENT PROGRAMS

     The following table sets forth our products in clinical development:

-----------------------------------------------------------------------------------------------------------------
PRODUCT              INDICATION(S)                             STATUS                   MARKETING RIGHTS
-----------------------------------------------------------------------------------------------------------------
Zomaril              Schizophrenia, psychosis                  Phase III                Novartis Pharma AG
                                                                                        (except Japan)
-----------------------------------------------------------------------------------------------------------------
Spheramine           Parkinson's disease                       Phase I/II               Schering AG
-----------------------------------------------------------------------------------------------------------------
CeaVac               Colorectal, gastrointestinal and          Phase III (colorectal    Titan Pharmaceuticals
                     pancreatic cancer                         cancer)
-----------------------------------------------------------------------------------------------------------------
TriAb                Breast and ovarian cancer                 Phase II (breast         Titan Pharmaceuticals
                                                               cancer)
-----------------------------------------------------------------------------------------------------------------
TriGem               Small cell lung cancer, melanoma          Phase II (melanoma)      Titan Pharmaceuticals
-----------------------------------------------------------------------------------------------------------------
Pivanex              Non-small cell lung cancer                Phase II                 Titan Pharmaceuticals
-----------------------------------------------------------------------------------------------------------------
Gallium Maltolate    Myeloma, prostate and bladder cancer,     Phase I/II               Titan Pharmaceuticals
(1)                  lymphoma, HIV
-----------------------------------------------------------------------------------------------------------------

(1) Clinical studies to commence fourth quarter 2000 and first quarter 2001.

RESULTS OF OPERATIONS

     Revenue for the third quarter and for the first nine months of 2000 were $0.7 million and $1.3 million, respectively. These revenues consisted primarily of contract revenue from Schering AG for the development of Spheramine, Titan's novel therapy for treatment of Parkinson's disease, and certain additional licensing fees. In 1999, Titan had revenue from a U.S. government grant of approximately $50,000 in the third quarter and $100,000 during the first nine months.

     Research and development expenses for the third quarter 2000 were $4.6 million, compared to $1.7 million for the same quarter in 1999. For the nine months ended September 30, 2000, research and development expenses were $11.9 million, compared to $6.6 million for the same period in 1999. This planned increase in research and development expense was a result of the expansion of Titan's randomized, placebo-controlled Phase III clinical study of CeaVac in Dukes D colorectal cancer, commencement of the Phase I/II clinical trial of Spheramine, and increased manufacturing and development activity for CeaVac and for our other anti-cancer therapeutic monoclonal antibodies, TriAb and TriGem, to support the initiation of additional clinical efficacy studies over the next several months. These additional studies will be conducted by various government sponsored cooperative groups and funded largely by the National Cancer Institute.

     We recorded a $5.0 million one-time charge to operations in accordance with generally accepted accounting principles in the third quarter of 2000 for the acquisition of worldwide rights to a novel and proprietary agent, gallium maltolate, for the potential treatment of cancer and other conditions, including HIV infection. See Note 7 (page 7) to the unaudited Condensed Consolidated Financial Statements for the three and nine month periods ended September 30, 2000.

     General and administrative expenses for the third quarter 2000 were $1.2 million compared to $0.8 million for the same quarter in 1999. For the nine months ended September 30, 2000, general and administrative expenses were $2.8 million, compared to $2.2 million for the same period in 1999. General and administrative expenses represent 19% of our total operating expenses for the nine months ended September 30, 2000, and the modest increase in 2000 reflects our increased support of our expanded clinical activities.

     Other income, net of other expenses, for the third quarter 2000 was $1.4 million compared to $0.1 million in the same quarter in 1999. For the nine months ended September 30, 2000, other income, net of other expenses, was $3.6 million compared to $0.4 million for the same period in 1999. These increases, primarily in interest income, were a result of our significantly larger cash and short-term investments position.

     Our net loss for the third quarter of 2000 was $0.14 per share, or $3.7 million, excluding the effect of a one-time charge for the acquisition of a new product platform, gallium maltolate. Our net loss for the same quarter in 1999 was $0.16 per share, or $2.4 million. The one-time effect of the acquisition was an additional loss of $0.20 per share, or $5.0 million. For the nine months ended September 30, 2000, our net loss including the one-time charge was $0.59 per share, or $14.8 million, compared to $0.55 per share, or $8.4 million for the same period in 1999. Expenses for the fourth quarter are expected to be similar to the third quarter, with minimally higher net loss commensurate with the expanding clinical activities.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations since inception primarily through our initial public offering and private placements of our securities, proceeds from warrant and option exercises, revenues from corporate licensing and collaborative agreements, and government sponsored research grants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our cash and investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible given these two constraints. We satisfy liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers. Our average portfolio duration is 1.1 years and our weighted average interest rate is 6.94 percent. We do not use derivative financial instruments in our investment portfolio. Management believes our exposure to market rate risk is minimal and the risk of loss is remote.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     In March 2000, a former investor relations consultant commenced an action in the Supreme Court of the State of New York, New York County, alleging that Titan purportedly breached an agreement dated February 24, 1997, by failing to deliver certain warrants to the plaintiffs. We believe there is no merit to the plaintiff's claim and are vigorously defending the pending action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 28, 2000, the Company held its Annual Meeting of Stockholders. Matters voted upon at the meeting and the number of affirmative votes, negative votes, withheld votes and abstentions cast with respect to each such matter were as follows:

                                                         AFFIRMATIVE        WITHHELD
                                                            VOTES             VOTES
                                                            -----             -----
1.   Election of the Company's Directors:

     Louis R. Bucalo, M.D.                               20,146,035          277,761
     Ernst-Gunter Afting, M.D., Ph.D.                    20,145,190          278,606
     Victor J. Bauer, Ph.D.                              20,146,035          277,761
     Eurelio M. Cavalier                                 20,146,035          277,761
     Michael K. Hsu                                      20,146,035          277,761
     Hubert Huckel, M.D.                                 20,145,190          278,606
     Ley S. Smith                                        20,146,035          277,761
     Konrad M. Weis, Ph.D.                               20,146,035          277,761

                                                         AFFIRMATIVE         AGAINST
                                                            VOTES             VOTES         ABSTENTIONS
                                                            -----             -----         -----------
2.   Approval of the amendments to our 1998
     Stock Option Plan to:

     (i)  increase the number of shares available
          from 1,000,000 to 2,500,000

     (ii) modify provisions for directors grants            8,654,328       7,063,760         838,118


3.   Approval of the appointment of
     Ernst & Young LLP as independent auditors             20,223,479          15,465         184,852



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     10.34 Agreement and Plan of Merger by and among the Registrant, GeoMed Merger Sub Corp., and GeoMed, Inc. dated as of July 11, 2000.

     27.1     Financial Data Schedule

     (b)  Reports on Form 8-K

          We filed a current report on Form 8-K with the Securities Exchange Commission on July 20, 2000 to announce the acquisition of a novel and proprietary agent, gallium maltolate.

                                   SIGNATURES

     In accordance with the requirments of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TITAN PHARMACEUTICALS, INC.

November 14, 2000                     By:     /s/ Louis R. Bucalo
                                         -----------------------
                                         Louis R. Bucalo, M.D.
                                         Chairman, President and Chief Executive
                                         Officer

November 14, 2000                     By:     /s/ Robert E. Farrell
                                         --------------------------
                                         Robert E. Farrell
                                         Executive Vice President and Chief
                                         Financial Officer