Form 10-Q
period 2001-03-31
TITAN PHARMACEUTICALS INC
filed 2001-05-15
CIK 910267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Period Ended March 31, 2001.

or

☐       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

There were 27,603,844 of the Registrant’s Common Stock issued and outstanding on May 7, 2001.

Titan Pharmaceuticals, Inc.
Index to Form 10-Q
Part I.	Financial Information

Item 1. Condensed Financial Statements (unaudited)

Condensed Consolidated Balance Sheets March 31, 2001 and December 31, 2000

Condensed Consolidated Statements of Operations Three months ended March 31, 2001 and 2000

Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2001 and 2000

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II.	Other Information

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Part I.  Financial Information

TITAN PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2001	2000
	(unaudited)	(Note A)
Assets
Current assets
Cash and cash equivalents	$9,774	$20,300
Marketable securities	104,647	97,223
Prepaid expenses, receivables, and other current assets	854	326
Total current assets	115,275	117,849
Furniture and equipment, net	591	593
	$115,866	$118,442
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,048	$1,304
Accrued clinical trials expenses	934	432
Other accrued liabilities	638	727
Total current liabilities	2,620	2,463
Minority interest - Series B preferred stock of Ingenex, Inc.	1,241	1,241
Stockholders' equity
Common stock, at amounts paid in	191,385	190,763
Additional paid-in capital	8,595	8,744
Deferred compensation	(1,098)	(1,254)
Accumulated deficit	(88,725)	(84,206)
Accumulated other comprehensive income	1,848	691
Total stockholders' equity	112,005	114,738
	$115,866	$118,442

Note A: The balance sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements presentation.

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amount)

	Three Months Ended March 31,
	2001	2000
Revenue:
Contract revenue	$321	$280
Grant revenue	259	55
Total revenue	580	335

Operating expenses:
Research and development	4,999	4,045
General and administrative	1,584	857
Total operating expenses	6,583	4,902
Loss from operations	(6,003)	(4,567)

Other income (expense):
Interest income, net	1,535	938
Other expense	(51)	(19)
Other income, net	1,484	919
Net loss	$(4,519)	$(3,648)

Basic and diluted net loss per share	$(0.16)	$(0.15)

Weighted average shares used in computing basic and diluted net loss per share	27,468	23,873

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(4,519)	$(3,648)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	63	84
Non-cash compensation related to stock options	6	110
Changes in operating assets and liabilities:
Prepaid expenses, receivables, and other current assets	(528)	(983)
Accounts payable and other accrued liabilities	157	115
Unearned contract revenue	-	265
Net cash used in operating activities	(4,821)	(4,057)

Cash flows from investing activities:
Purchases of furniture and equipment, net	(60)	(83)
Purchases of marketable securities	(26,467)	(79,752)
Proceeds from sales of marketable securities	20,200	2,000
Net cash used in investing activities	(6,327)	(77,835)

Cash flows from financing activities:
Issuance of common stock, net	622	41,665
Net cash provided by financing activities	622	41,665

Net decrease in cash and cash equivalents	(10,526)	(40,227)
Cash and cash equivalents at beginning of period	20,300	46,454
Cash and cash equivalents at end of period	9,774	6,227
Marketable securities at end of period	104,647	77,638
Cash, cash equivalents and marketable securities at end of period	$114,421	$83,865

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.          Organization and Summary of Significant Accounting Policies

             The Company

                           We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system disorders, cancer, and other serious and life threatening diseases.  We conduct a minor portion of our operations through our two subsidiaries: Ingenex, Inc. and ProNeura, Inc.  Ingenex is engaged in the development of gene-based therapeutics for the treatment of cancer.  At March 31, 2001, we owned 81% of Ingenex, assuming the conversion of all preferred stock to common stock.  ProNeura is engaged in the development of cost effective, long-term treatment solutions to neurologic and psychiatric disorders through an implantable drug delivery system.  At March 31, 2001, we owned 79% of ProNeura. We operate in one business segment, the development of biopharmaceutical products.

             Basis of Presentation

                           The accompanying unaudited condensed consolidated financial statements include the accounts of Titan and its subsidiaries after elimination of all significant intercompany accounts and transactions. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

                           These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. annual report on Form 10-K for the year ended December 31, 2000.

             Revenue Recognition

                           Revenue under collaborative agreements is recorded when earned as defined under the terms of the respective agreements and collectibility is reasonably assured.  Payments for our research and development efforts under contractual arrangements are recognized ratably over the period in which the related work is performed.  Nonrefundable license fees, with respect to which we have no future performance obligations, are recognized upon receipt.  Government grants, which support our research efforts in specific projects, generally provide for reimbursement of approved costs as defined in the grant documents.  Grant revenues are recognized when subsidized project costs are incurred.

2.          Net Loss Per Share

                           We calculate basic net loss per share using the weighted average common shares outstanding for the period.  Had we been in a net income position, shares used in calculating diluted earnings per share for the periods ended March 31, 2001 and 2000 would have included the effect of an additional 3,838,918 and 3,599,111 shares, respectively, related to our convertible preferred stock, options and warrants.

3.          Comprehensive Income (Loss)

                           Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  The only component of other comprehensive income (loss) is unrealized gains and losses from our marketable securities.  Comprehensive loss for the three months ended March 31, 2001 and 2000 were $3.4 million and $3.8 million, respectively.

4.          Recent Accounting Pronouncement

                           In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  We adopted SFAS 133 on January 1, 2001.  Because we do not hold any derivative instruments and do not engage in hedging activities, the adoption of SFAS 133 did not have an impact on our financial position or results of operations.

5.          Loan to Officer

                           In February 2001, we provided a loan of approximately $0.4 million to a vice president executive officer to finance certain federal and state income tax liabilities incurred by the executive in connection with the exercise of stock options.  The loan bears a fixed interest rate of 8.50% per year and is due and payable in August 2001.  As of March 31, 2001, the amount outstanding on the loan was $0.4 million.

6.          Subsequent Event

                           In April 2001, we entered into an agreement with Novartis Pharma AG for the development and commercialization of Zomaril™ in Japan.  Zomaril™ is a novel antipsychotic agent that is currently completing a world-wide Phase III development program.  This new agreement expands upon Titan and Novartis’ previously executed and ongoing agreement for world-wide development, manufacturing, and marketing of Zomaril™ outside Japan.  Under the new agreement, in exchange for rights to Zomaril™ in Japan, Titan received a $2.5 million license fee in May 2001, and will receive future payments contingent upon the achievement of certain regulatory milestones as well as royalties on product sales in Japan consistent with the previous agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

             The following discussion contains certain forward–looking statements, within the meaning of the "safe harbor" provisions of the Private Securities Reform Act of 1995, the attainment of which involves various risks and uncertainties. Forward–looking statements may be identified by the use of forward–looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. Our actual results may differ materially from those described in these forward–looking statements due to, among other factors, the results of ongoing research and development activities and pre–clinical testing, the results of clinical trials and the availability of additional financing through corporate partnering arrangements or otherwise.  Additional factors include our ability to protect our patents and proprietary rights, ability to comply with extensive government regulations, and other factors and risks detailed under the caption "Risk Factors" in the Company's 2000 Annual Report on Form 10-K and other filings with the U.S. Securities and Exchange Commission.  Stockholders and prospective investors in the Company should carefully consider these risk factors. The Company disclaims any obligation to update these statements for subsequent events.

             Spheramine®, CeaVac®, TriAb®, TriGem®, Pivanex® and CCM™ are trademarks of Titan Pharmaceuticals, Inc. Zomaril™ is a trademark of Novartis Pharma AG.

Overview

             We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system disorders, cancer, and other serious and life threatening diseases.  Our product development programs focus on large pharmaceutical markets with significant unmet medical needs and commercial potential.  We currently have nine products in development, seven of which are in clinical development, with two products in late stage human trials for safety and efficacy, known as Phase III clinical trials.  We have five products in preliminary trials for human safety and efficacy, known as Phase I/II and Phase II clinical trials.  In addition to these programs, we have two products in preclinical development.  We are independently developing our product candidates and also utilizing strategic partnerships, including collaborations with Novartis Pharma AG and Schering AG, as well as collaborations with several government-sponsored clinical cooperative groups.  These collaborations help fund product development and enable us to retain significant economic interest in our products.

             Our Clinical Development Programs

                           The following table sets forth our products in clinical development:

Product	Indication(s)	Status	Marketing Rights
Zomaril	Schizophrenia, psychosis	Phase III	Novartis Pharma AG
Spheramine	Parkinson’s disease	Phase I/II	Schering AG
CeaVac	Colorectal, gastrointestinal and pancreatic cancer	Phase III (colorectal cancer)	Titan Pharmaceuticals
TriAb	Breast and ovarian cancer	Phase II (breast cancer)	Titan Pharmaceuticals
TriGem	Small cell lung cancer, melanoma	Phase II (melanoma)	Titan Pharmaceuticals
Pivanex	Non-small cell lung cancer	Phase II	Titan Pharmaceuticals
Gallium Maltolate	Myeloma, prostate and bladder cancer, lymphoma, HIV	Phase I/II (prostate cancer and multiple myeloma)	Titan Pharmaceuticals

Results of Operations

             Revenues for the first quarter 2001 were approximately $600,000 compared to $300,000 for the same quarter in 2000, an increase of approximately $300,000.  The increase in revenue was primarily due to an SBIR grant from the National Institutes of Health in support of the development of Spheramine, our novel treatment for Parkinson's disease.

             Research and development expenses for the first quarter 2001 were $5.0 million, compared to $4.0 million for the same quarter in 2000. The increase in research and development expenditures resulted primarily from ongoing accrual of patients in the randomized, placebo-controlled Phase III clinical study of CeaVac in Dukes D colorectal cancer, expenses associated with the Phase I/II clinical trial with Spheramine, and increased development activities to advance our newly acquired product candidate, Gallium Maltolate, as well as our other product candidates.

             General and administrative expenses for the first quarter 2001 were $1.6 million compared to $0.9 million for the same quarter in 2000.  The increase was in support of our expanded clinical operations, infrastructure development and certain stock option related non-cash compensation charges.

             Other income, net, for the first quarter 2001 was $1.5 million compared to $0.9 million in the first quarter 2000.  The increase, primarily in interest income, was a result of our significantly larger cash and marketable securities position.

             As a result of the foregoing, we had a net loss for the first quarter 2001 of $4.5 million, or $0.16 per share, compared to $3.6 million, or $0.15 per share, for the same quarter in 2000.

Liquidity and Capital Resources

             We have funded our operations since inception primarily through our initial public offering and private placements of our securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government sponsored research grants.  At March 31, 2001, we had $114.4 million of cash, cash equivalents, and marketable securities.

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

             Our operating activities used $4.8 million and $4.1 million of cash in the first quarter 2001 and 2000, respectively.  Uses of cash in operating activities were primarily to fund product development programs and administrative expenses.  We have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities.  The aggregate commitments we have under these agreements, including minimum license payments, for the next 12 months is approximately $0.8 million.  Certain of the licenses require us to pay royalties on future product sales, if any.  In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent related costs and diligent efforts in product development.

             We expect to continue to incur substantial additional operating losses from costs related to continuation and expansion of product and technology development, clinical trials, and administrative activities.  We believe that we currently have sufficient working capital to sustain our planned operations through 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

             Our market risk disclosures set forth in our Form 10-K for the period ended December 31, 2000, have not changed significantly.

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

Item 6. Exhibits and Reports on Form 8-K

             (b)        Reports on Form 8-K

                           There were no current reports on Form 8-K filed for the quarter ended March 31, 2001.

SIGNATURES

             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

May 15, 2001	By: /s/ Louis R. Bucalo
Louis R. Bucalo, M.D.
Chairman, President and Chief Executive Officer

May 15, 2001	By: /s/ Robert E. Farrell
Robert E. Farrell
Executive Vice President and Chief Financial Officer