Form 10-Q
period 2001-06-30
TITAN PHARMACEUTICALS INC
filed 2001-08-14
CIK 910267

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 2001.
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From _____________ to __________________.

Commission file number 0-27436

Titan Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)
Delaware	94-3171940

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

400 Oyster Point Blvd., Suite 505, South San Francisco, California 94080

(Address of Principal Executive Offices including zip code)

(650) 244-4990

(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No    ☐

There were 27,641,804 shares of the Registrant’s Common Stock issued and outstanding on August 3, 2001.

Titan Pharmaceuticals, Inc.
Index to Form 10-Q

Part I.  Financial Information

TITAN PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2001	December 31, 2000

	(unaudited)	(Note A)
Assets
Current assets
Cash and cash equivalents	$11,316	$20,300
Marketable securities	101,806	97,223
Prepaid expenses, receivables, and other current assets	763	326

Total current assets	113,885	117,849
Furniture and equipment, net	588	593

	$114,473	$118,442

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$552	$1,304
Accrued clinical trials expenses	1,452	432
Other accrued liabilities	910	727

Total current liabilities	2,914	2,463
Minority interest - Series B preferred stock of Ingenex, Inc.	1,241	1,241
Stockholders' Equity
Common stock, at amounts paid in	191,612	190,763
Additional paid-in capital	8,594	8,744
Deferred compensation	(943)	(1,254)
Accumulated deficit	(90,558)	(84,206)
Accumulated other comprehensive income	1,613	691

Total stockholders' equity	110,318	114,738

	$114,473	$118,442

Note A: The balance sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements presentation.

See Notes to Condensed Consolidated Financial Statements.

TITAN PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amount)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Contract revenue	$300	$281	$621	$561
Grant revenue	73	-	332	55
License revenue	2,500	-	2,500	-

Total revenue	2,873	281	3,453	616
Operating expenses:
Research and development	5,341	3,266	10,340	7,311
General and administrative	1,211	704	2,795	1,561

Total operating expenses	6,552	3,970	13,135	8,872

Loss from operations	(3,679)	(3,689)	(9,682)	(8,256)
Other income (expense):
Interest income, net	1,867	1,275	3,402	2,213
Other expense	(22)	(9)	(73)	(28)

Other income, net	1,845	1,266	3,329	2,185

Net loss	$(1,834)	$(2,423)	$(6,353)	$(6,071)

Basic and diluted net loss per share	$(0.07)	$(0.09)	$(0.23)	$(0.24)

Weighted average shares used in computing basic and diluted net loss per share	27,619	25,769	27,544	24,821

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(6,353)	$(6,071)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	258	169
Non-cash compensation related to stock options	161	159
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	(564)	10
Accounts payable and other accrued liabilities	451	(476)
Unearned contract revenue	-	235

Net cash used in operating activities	(6,047)	(5,974)

Cash flows from investing activities:
Purchases of furniture and equipment, net	(125)	(183)
Purchases of marketable securities	(41,890)	(86,832)
Maturities and sales of marketable securities	38,230	10,492

Net cash used in investing activities	(3,785)	(76,523)

Cash flows from financing activities:
Issuance of common stock, net	849	42,321

Net cash provided by financing activities	849	42,321

Net decrease in cash and cash equivalents	(8,984)	(40,176)
Cash and cash equivalents at beginning of period	20,300	46,454

Cash and cash equivalents at end of period	11,316	6,278
Marketable securities at end of period	101,806	76,237

Cash, cash equivalents and marketable securities at end of period	$113,122	$82,515

See Notes to Condensed Consolidated Financial Statements.

TITAN PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.          Organization and Summary of Significant Accounting Policies

             The Company

                           We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system disorders, cancer, and other serious and life threatening diseases.  We conduct a small portion of our operations through two subsidiaries: Ingenex, Inc. and ProNeura, Inc.  At June 30, 2001, we owned 81% of Ingenex (assuming the conversion of all preferred stock to common stock) and 79% of ProNeura.  We operate in one business segment, the development of biopharmaceutical products.

             Basis of Presentation

                           The accompanying unaudited condensed consolidated financial statements include the accounts of Titan and its subsidiaries after elimination of all significant intercompany accounts and transactions.  Certain prior year balances have been reclassified to conform to the current year presentation. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

2.          Net Loss Per Share

                           We calculate net loss per share using the weighted average common shares outstanding for the period.  For calculating net income, shares used in calculating diluted earnings per share for the periods ended June 30, 2001 and 2000 would have included the effect of an additional 3,860,610 and 3,293,133 shares, respectively, related to our convertible preferred stock, options and warrants.

3.          Comprehensive Income (Loss)

                           Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  The only component of other comprehensive income (loss) is unrealized gains and losses from our marketable securities.  Comprehensive loss for the three and six months ended June 30, 2001 were $2.1 million and $5.4 million, respectively, and for the three and six months ended June 30, 2000 were $2.4 million and $6.2 million, respectively.

4.          Loan to Officer

                           In February 2001, we provided a loan of approximately $0.4 million to a vice president executive officer to finance certain federal and state income tax liabilities incurred by the executive in connection with the exercise of stock options.  The loan bears a fixed interest rate of 8.50% per year and is due and payable in August 2001.  As of June 30, 2001, the amount outstanding on the loan was $0.4 million.

5.          Iloperidone Sublicense Agreement for the Japanese Market

                           In April 2001, we entered into an amendment to our agreement with Novartis Pharma AG for the development and commercialization of iloperidone in Japan.  Iloperidone is a novel antipsychotic agent that is currently in a world-wide Phase III development program.  This amendment expands upon Titan and Novartis’ previously executed and ongoing agreement for world-wide development, manufacturing, and marketing of iloperidone outside Japan.  Under the amendment, in exchange for rights to iloperidone in Japan, Titan received a $2.5 million license fee in May 2001, and will receive future payments contingent upon the achievement of certain regulatory milestones as well as royalties on product sales in Japan consistent with the previous agreement.  We recognized the $2.5 million as license revenue for the three months ended June 30, 2001, as we have no further performance obligations under the original agreement or this amendment.

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

             Our Clinical Development Programs

                           The following table sets forth our products in clinical development:

Product	Potential Indication(s)	Status	Marketing Rights
Iloperidone	Schizophrenia, psychosis	Phase III	Novartis Pharma AG
Spheramine	Parkinson’s disease	Phase I/II	Schering AG
CeaVac	Colorectal, gastrointestinal and pancreatic cancer	Phase III (colorectal cancer)	Titan Pharmaceuticals
TriAb	Breast and ovarian cancer	Phase II (breast cancer)	Titan Pharmaceuticals
TriGem	Small cell lung cancer, melanoma	Phase II (melanoma)	Titan Pharmaceuticals
Pivanex	Non-small cell lung cancer	Phase II	Titan Pharmaceuticals
Gallium Maltolate	Myeloma, prostate and bladder cancer, lymphoma, HIV	Phase II (prostate cancer and multiple myeloma)	Titan Pharmaceuticals

Results of Operations

             Revenues for the second quarter of 2001 were approximately $2.9 million, compared to $0.3 million for the same quarter in 2000.  For the first six months of 2001, revenues were $3.5 million, compared to $0.6 million for the same six-month period in 2000.  The increase in revenue was primarily due to a $2.5 million license fee payment from Novartis Pharma AG for the development and commercialization of iloperidone in Japan, and higher SBIR grant revenues from the National Institutes of Health in support of the development of Spheramine, our novel treatment for Parkinson's disease.

             Research and development expenses for the second quarter 2001 were $5.3 million, compared to $3.3 million for the same quarter in 2000. For the first six months of 2001, research and development expenses were $10.3 million, compared to $7.3 million for the same six-month period in 2000.  The planned increase in research and development expenditures is associated with our ongoing randomized, placebo-controlled Phase III clinical study of CeaVac in Dukes D colorectal cancer, as well as expenses associated with ongoing clinical trials with TriAb and Gallium Maltolate.  Research and development expenses are expected to continue to increase in the future.  The rate of increase depends on a number of factors including progress in preclinical programs and clinical trials.

             General and administrative expenses for the second quarter 2001 were $1.2 million compared to $0.7 million for the same quarter in 2000.  For the first six months of 2001, general and administrative expenses were $2.8 million, compared to $1.6 million for the same six-month period in 2000.  The increase was in support of our expanded preclinical and clinical operations, organizational development and certain stock option related non-cash compensation charges.

             Other income, net, for the second quarter 2001 was $1.8 million compared to $1.3 million for the same quarter in 2000.  For the first six months of 2001, other income, net, was $3.3 million compared to $2.2 million for the same six-month period in 2000.  The increase, primarily in interest income, was a result of our significantly larger cash and marketable securities position.

             As a result of the foregoing, we had a net loss for the second quarter 2001 of $1.8 million, or $0.07 per share, compared to $2.4 million, or $0.09 per share, for the same quarter in 2000.  For the first six months of 2001, our net loss was $6.4 million, or $0.23 per share, compared to $6.1 million, or $0.24 per share, for the same six-month period in 2000.

Liquidity and Capital Resources

             We funded our operations since inception primarily through an initial public offering and private placements of our securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government sponsored research grants.  At June 30, 2001, we had $113.1 million of cash, cash equivalents, and marketable securities.

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

             Our operating activities used $6.0 million of cash in the first six months of 2001 and $6.0 million in the first six months of 2000.  Uses of cash in operating activities were primarily to fund product development programs and administrative expenses.  We have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities.  The aggregate commitments we have under these agreements, including minimum license payments, for the next 12 months is approximately $1.0 million.  Certain of the licenses require us to pay royalties on future product sales, if any.  In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent related costs and diligent efforts in product development.

             We expect to continue to incur substantial additional operating losses from costs related to continuation and expansion of product and technology development, clinical trials, and administrative activities.  We believe that we currently have sufficient working capital to sustain our currently planned operations through 2005.

Stock Option Plans

             In August 2001, we adopted the 2001 Employee Non-Qualified Stock Option Plan (the "2001 NQ Plan") pursuant to which 1,000,000 shares of common stock were reserved and authorized for issuance for option grants to employees and consultants who are neither officers nor directors of Titan. We issued options to purchase an aggregate of 338,310 shares of common stock under the 2001 NQ Plan to employees at an exercise price of $11.63 per share. In addition, in August 2001, we issued options under our 1998 Stock Option Plan to members of management and the Board of Directors.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

             Our market risk disclosures set forth in our Form 10-K for the period ended December 31, 2000, have not changed significantly.

PART II

Item 1.              Legal Proceedings

             There were no material changes to the proceeding disclosed in our Form 10-K for the period ended December 31, 2000.

Item 6.              Exhibits and Reports on Form 8-K

(b)	Reports on Form 8-K

There were no current reports on Form 8-K filed for the quarter ended June 30, 2001.

SIGNATURES

             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.
August 14, 2001	By:	/s/ Louis R. Bucalo

Louis R. Bucalo, M.D.
Chairman, President and Chief Executive Officer

August 14, 2001	By:	/s/ Robert E. Farrell

Robert E. Farrell
Executive Vice President and Chief Financial Officer