Form 10-K
period 2001-12-31
TITAN PHARMACEUTICALS INC
filed 2002-03-29
CIK 910267

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-27436

TITAN PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3171940 (I.R.S. employer identification number)

400 Oyster Point Blvd., Suite 505, South San Francisco, California 94080
(Address of principal executive offices, including zip code)

(650) 244-4990
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to the filing requirements for the past ninety (90) days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $212.4 million, based on the last sales price of the common stock as of March 22, 2002.

        As of March 22, 2002, 27,642,018 shares of common stock, $.001 par value, of the registrant were issued and outstanding.

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

        Spheramine®, CeaVac®, TriAb®, TriGem™, Pivanex® and CCM™ are trademarks of Titan Pharmaceuticals, Inc. This Form 10-K also includes trade names and trademarks of companies other than Titan Pharmaceuticals, Inc.

Item 1. Business

(a)    General Development of Business

        Titan Pharmaceuticals, Inc. is a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system (CNS) disorders, cancer, and other serious and life threatening diseases. Our product development programs focus on large pharmaceutical markets with significant unmet medical needs and commercial potential. We currently have nine products in development, seven of which are in clinical development, with two products in expanded human trials for safety and efficacy, known as Phase III clinical trials. We have five products in trials for preliminary safety and dosing and in trials for initial safety and efficacy, known as Phase I and Phase II clinical trials, respectively. In addition to these programs, we have two products in pre-clinical development. We are independently developing our product candidates and also utilizing strategic partnerships, including collaborations with Novartis Pharma AG (Novartis) and Schering AG (Schering), as well as collaborations with several government-sponsored clinical cooperative groups. These collaborations help fund product development and enable us to retain significant economic interest in our products.

        Titan was incorporated in Delaware in February 1992 and has been funded through various sources, including an initial public offering in January 1996 and private placements of securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants.

        Some of our pre-clinical product development work is conducted through our two consolidated subsidiaries: Ingenex, Inc., and ProNeura, Inc. References to us and our products throughout this document include the products under development by the two subsidiaries.

(b)    Financial Information About Industry Segments

        We operate in only one business segment, the development of pharmaceutical products.

(c)    Narrative Description Of Business

Product Development Programs

Central Nervous System Therapeutics

  Iloperidone—Schizophrenia and Related Psychotic Disorders

        Our lead CNS therapeutic product candidate, iloperidone, is being developed for the treatment of schizophrenia, the most common form of psychosis. Approximately 2.5 million people in the U.S. are afflicted with the disease, and in 2000, drug therapy for schizophrenia totaled over $5.0 billion in sales worldwide. While efficacious in reducing psychotic symptoms and allowing patients to function more normally, currently marketed drugs often cause one or more side effects that limit their usefulness, including weight gain and extrapyramidal symptoms such as involuntary muscle movements and rigidity. Iloperidone acts by selectively binding with serotonin and dopamine receptors in the brain. This selective binding action helps to reverse the neurotransmitter imbalance believed to be the cause of the symptoms of schizophrenia. Novartis, our worldwide corporate partner, is funding clinical trials and will pay us a royalty on future net product sales.

        Iloperidone is currently being evaluated in an extensive Phase III program administered by Novartis comprising over 3,500 patients at more than 200 sites in 24 countries. Novartis has informed us that in three completed efficacy studies, iloperidone statistically significantly reduced the symptoms of schizophrenia compared to placebo, and demonstrated a very good safety and tolerability profile. Iloperidone has also been investigated in three 12-month safety studies, which confirm excellent tolerability. Additionally, Novartis has completed a study in elderly patients in which iloperidone is efficacious in controlling psychotic and behavioral symptoms associated with dementia. Changes by Novartis in iloperidone's clinical development program have led to a previously announced delay in regulatory filings for this product, which are expected to be completed in the second half of 2003.

  Spheramine—Parkinson's Disease

        We are engaged in the development of cell-based therapeutics for the treatment of neurologic diseases. Our proprietary technology enables the development of cell-based therapies for minimally-invasive, site-specific delivery to the central nervous system of therapeutic factors precisely where they are needed in order to treat the neurologic disease.

        This cell-coated microcarrier (CCM) technology can facilitate site-specific delivery of missing or deficient neurotransmitters and growth factors to diseased or injured areas of the brain by increasing the survival and successful engraftment of implanted cells. Our first product under development based on this technology is Spheramine, consisting of microcarriers coated with dopamine-producing human retinal pigment epithelial cells, for the treatment of Parkinson's disease. Preliminary evidence of efficacy of Spheramine has been demonstrated in a validated primate model of Parkinson's disease (MPTP monkey model). Based on these promising results and successful initial safety testing in primates, we initiated Phase I/II clinical testing of this product in an open-label evaluation of safety and efficacy. This study is being performed at Emory University. In January 2001, we announced treatment of the first cohort of six patients with moderately severe to severe Parkinson's disease receiving Spheramine. These patients have now completed the formal 12-month study. Results from this Phase I/II study are encouraging and will be presented at the American Academy of Neurology meeting in April 2002. Based upon these results, and contingent upon concurrence of the FDA, we are planning to commence randomized Phase II testing of Spheramine in the second half of 2002.

        In January 2000, we entered into an agreement with Schering, under which Schering and Titan will collaborate on manufacturing and clinical development of cell therapy for the treatment of Parkinson's disease. Under the agreement, we will perform early clinical development activities for which we will receive funding. Schering will fully fund, and manage in collaboration with us, all future pilot and pivotal clinical studies, and manufacturing and development activities. Under this agreement, Schering received exclusive, worldwide development, manufacturing and commercialization rights, and, in addition to the above payments and milestone payments, agreed to pay us a royalty on future product sales. In February 2002, Titan announced the receipt of a $2 million milestone payment from Schering following the successful completion of Titan's Phase I/II clinical study of Spheramine, and the decision by Schering to initiate larger, randomized clinical testing of Spheramine for the treatment of late-stage Parkinson's disease. We continue to investigate other potential applications of the CCM technology with various different cells and disease states such as glioma, Alzheimer's disease, and stem cell applications.

  Long-term Drug Delivery System

        We are developing a sustained drug delivery technology with applications in the treatment of a number of neurologic disorders in which conventional treatment is limited by variability in blood drug levels and poor patient compliance. The technology consists of a polymeric drug delivery system that potentially can provide controlled drug release over extended periods (i.e., from three months to one year). The product is implanted subcutaneously to provide systemic delivery as body fluids wash over the implant and the drug is released. This results in a more constant rate of release similar to intravenous administration. We believe that such long-term, linear release characteristics are highly desirable by avoiding peak and trough level dosing that poses problems for many CNS and other therapeutic agents.

        We are completing pre-clinical development of a buprenorphine product directed at filing an Investigational New Drug (IND) or equivalent application to initiate a pilot clinical trial in patients with drug addiction in the second half of 2002. We are also conducting pre-clinical evaluation of products for the treatment of alcohol addiction and Parkinson's disease.

Cancer Therapeutics

  Immunotherapeutics

        We are engaged in the development of cancer immunotherapeutics utilizing monoclonal antibody technology licensed from the University of Kentucky Research Foundation. These monoclonal antibody therapeutics under development mimic specific antigens that are primarily present on the targeted cancer cell and are not commonly found on normal tissue. From a structural perspective, the antibody bears an epitope that is conformationally similar to the cancer antigen. When injected into a patient, the antibody serves as a trigger for the normal immune system's response to produce anti-cancer antibodies to attack cancer cells.

        We are developing three such products that have each demonstrated a robust immune response in humans against antigens associated with colon cancer, breast cancer, ovarian cancer, small cell lung cancer, melanoma and other cancers. We have established several collaborations with government-sponsored clinical cooperative groups to help fund and develop our cancer immunotherapy products. The products and programs are summarized below:

  •
  CeaVac—The target epitope mimicked by the novel monoclonal antibody CeaVac, carcinoembryonic antigen (CEA), is present in the largest group of cancers, adenocarcinomas. When injected in humans, CeaVac can generate an immune response against CEA. We believe CeaVac has potential utility in the treatment of colorectal cancer, non-small cell lung cancer, breast cancer, pancreatic cancer and gastric cancer. We are sponsoring a randomized, double-blind, Phase III trial in approximately 620 patients in Dukes D colorectal cancer, which is evaluating the ability of CeaVac to improve survival when administered in combination with standard chemotherapy, consisting of 5-FU/Leucovorin. CeaVac is also currently planned to be tested following surgery in a double-blind, Phase III trial in approximately 1,400 patients with Dukes C colorectal cancer, sponsored by the American College of Surgeons Oncology Group. This study, which would be funded primarily by the National Cancer Institute (NCI), is undergoing final review at the NCI and may be launched, if approved, later this year. It is possible, but not certain, that these trials may serve as the basis for product license applications in these indications if the results are sufficiently positive.

  •
  TriAb—TriAb is a novel monoclonal antibody that mimics an epitope on the Human Milk Fat Globule (HMFG) and when injected in humans, can generate an immune response against HMFG, a tumor antigen expressed in several cancers. We believe this product has potential utility in the treatment of breast, ovarian, colon, pancreatic and non-small cell lung cancers.

    Phase I/II trials of TriAb in patients with advanced breast cancer have demonstrated the development of a strong immune response against HMFG in the majority of patients. In addition, trials of TriAb in patients with advanced breast cancer undergoing autologous stem cell transplants have demonstrated prompt and vigorous immune responses, and patients with good immune responses appear to have a decrease in tumor progression rates. Based on this preliminary data, we are evaluating TriAb in Phase II studies as a treatment for advanced breast cancer.

  •
  TriGem—TriGem is a novel monoclonal antibody that has demonstrated the ability to generate an immune response against the GD2 ganglioside tumor antigen when injected in cancer patients. We believe this product has potential utility in the treatment of melanoma, small cell lung cancer, neuroblastoma and sarcoma. Published clinical trial data have demonstrated the ability of TriGem to elicit strong anti-cancer immune responses in patients with advanced malignant melanoma. This immune response was associated with favorable survival and disease progression, compared to recent historical data in similar patient groups.

  •
  Multivalent Immunotherapy—The cancer target antigens mimicked by CeaVac, TriAb and TriGem are prevalent in more than 50% of solid tumors, and in the case of several cancers more than one these antigens is present. We are taking advantage of this opportunity by using more than one monoclonal antibody in the treatment of certain cancers. We have two clinical trials in progress that utilize CeaVac and TriAb in combination and are funded by the NCI, specifically:

  •
  A Phase II study conducted by the Radiation Therapy Oncology Group in patients with limited stage non-small cell lung cancer, and

  •
  A Phase II study conducted by the Cancer and Leukemia Group B in patients with resected Dukes D colorectal cancer.

        A third co-operative group, Southwest Oncology Group, is evaluating the opportunity to conduct a study with TriAb and TriGem in patients with small cell lung cancer.

  Pivanex

        Pivanex is a novel analogue of butyric acid which in laboratory tests has demonstrated the ability to destroy cancer cells through the mechanism of cellular differentiation. Unlike traditional cytotoxic chemotherapy, cellular differentiation-inducing therapy induces cancer cells to differentiate and undergo terminal cellular senescence. Differentiation-inducing therapy may also lead to apoptosis, or what is known as "programmed cell death," resulting in the destruction of the cancer cells while sparing normal cells. We are currently completing a Phase II clinical trial of Pivanex in patients with non-small cell lung cancer and we will be presenting additional information on Pivanex at the American Association for Cancer Research meeting in April 2002 and at the American Society of Clinical Oncology meeting in May 2002. We are now conducting further laboratory studies in preparation for possible additional clinical trials of Pivanex in combination with current chemotherapy.

  Gallium Maltolate

        Gallium maltolate is an orally administered form of gallium, a semi-metallic element. Intravenously administered gallium has demonstrated preliminary evidence of clinical activity in several cancers, including multiple myeloma, lymphoma, bladder cancer and prostate cancer. Intravenous gallium, as gallium nitrate, received FDA approval in 1991 for hypercalcemia of malignancy. Evidence suggests that gallium may combine the desirable properties of naturally concentrating at sites of malignancy and then acting at these sites to inhibit abnormal cell proliferation.

        Phase I single dose and multiple dose trials of gallium maltolate in normal subjects have demonstrated a good safety profile while achieving potentially therapeutic serum drug levels. Observed pharmacokinetic parameters suggest feasibility for once per day or twice per day oral dosing. A Phase I/II trial in patients with prostate cancer, multiple myeloma, lymphoma and bladder cancer is currently in progress and will help in determining dosing and preliminary safety profile.

  RB94 Therapy

        RB94 is a truncated variant (p94) of the Retinoblastoma (RB) gene, a tumor suppressor gene, which is currently delivered by a viral vector. We believe the p94 form of the RB protein encoded by the RB94 gene therapy product is more effective at causing suppression of tumor cell growth, and tumor cell death, than the full-length RB protein, based on in vitro and in vivo data in numerous tumor types tested to date, including tumors of the head and neck, pancreas, bladder, prostate, cervix, bone, breast, lung and fibrous tissue. The modified gene is effective in suppressing cancer cell proliferation, whether the cells contain a functional native RB gene or not.

        We are currently testing RB94 in pre-clinical studies of solid tumors in mouse models, and expect to conduct additional pre-clinical testing through 2002.

        Through a cross-license agreement with Selective Genetics, we acquired rights to develop cancer therapies in conjunction with RB94 using Selective Genetics' proprietary cancer cell targeting technology. We plan to combine these technologies to evaluate the potential of systemic anti-cancer gene therapy.

Sponsored Research and License Agreements

        We are a party to several agreements with research institutions, companies, universities and other entities for the performance of research and development activities and for the acquisition of licenses relating to such activities.

Central Nervous System Therapeutics

  Iloperidone

        In January 1997, we acquired an exclusive worldwide license under U.S. and foreign patents and patent applications relating to the use of iloperidone for the treatment of psychiatric and psychotic disorders and analgesia from Aventis SA (formerly Hoechst Marion Roussel, Inc.). The Aventis agreement provides for the payment of royalties on future net sales and requires us to satisfy certain other terms and conditions in order to retain our rights, all of which have been met to date. In November 1997, we granted a worldwide sublicense, except Japan, to Novartis under which Novartis will continue, at its expense, all further development of iloperidone. In April 2001, that sublicense was extended to include Japan. Novartis will make our milestone payments to Aventis during the life of the Novartis agreement, and will also pay to Aventis and Titan a royalty on future net sales of the product, providing Titan with a net royalty of 8% on the first $200 million of sales annually and 10% on all sales above $200 million on an annual basis.

  Cell Therapy Products

        In November 1992, we acquired an exclusive, worldwide license under certain U.S. and foreign patent applications relating to the CCM technology pursuant to a research and license agreement with New York University (NYU). The NYU agreement provides for the payment of royalties based on future net sales of products and processes incorporating the licensed technology, as well as a percentage of any income we receive from any sublicense thereof. We are also obligated to reimburse NYU for all costs and expenses incurred by NYU in filing, prosecuting and maintaining the licensed patents and patent applications. We must satisfy certain other terms and conditions of the NYU agreement in order to retain our license rights. These include, but are not limited to, the use of best efforts to bring licensed products to market as soon as commercially practicable and to diligently commercialize such products thereafter. In January 2000, we entered into a sublicense agreement with Schering, under which Schering and Titan will collaborate on manufacturing and clinical development of cell therapy for the treatment of Parkinson's disease. We will receive funding for development activities, as well as potential reimbursement of certain prior research and development expenses. Schering will fully fund, and manage in collaboration with us, all future pilot and pivotal clinical studies, and manufacturing and development activities. Schering may terminate this sublicense for any reason by providing us 90 days notice in advance.

  Long-term Drug Delivery System

        In October 1995, we acquired from the Massachusetts Institute of Technology (MIT) an exclusive worldwide license to certain U.S. and foreign patents relating to the long-term drug delivery system. The exclusive nature of the MIT license is subject to the condition that we commence toxicology and stability studies by March 31, 2001 and complete the pharmacology, toxicology, formulation definition and stability studies by December 31, 2001 required by the FDA for an IND filing. The initial data for an IND filing is completed and additional data for chronic treatment is being developed prior to IND filing. We must also satisfy certain other usual terms and conditions set forth in the MIT license in order to retain our license rights, including payments of royalties based on sale of products and processes incorporating the licensed technology, as well as a percentage of income derived from sublicenses of the licensed technology.

Cancer Therapeutics

  Immunotherapeutics

        In May 1996, we acquired an exclusive, worldwide license under certain United States and foreign patent and patent applications pursuant to a license agreement with the University of Kentucky Research Foundation. These patent and patent applications relate to the anti-idiotypic antibodies known as 3H1, 1A7 and 11D10 and their fragments, derivatives or analogues. The Kentucky agreement required us to fund research at the University of Kentucky at amounts agreed to on an annual basis for the five-year period ending November 14, 2001. The Kentucky agreement provides for the payment of certain license fees as well as royalties based on future net sales of licensed products by Titan or any sublicensees. We must also pay all costs and expenses incurred in obtaining and maintaining patents, and diligently pursue a vigorous development program for the products in order to maintain our license rights under the Kentucky agreement.

        In November 1998, we entered into an agreement with the Wistar Institute of Anatomy and Biology, a not-for-profit organization in Philadelphia, Pennsylvania, for a non-exclusive license under certain patents for the use of anti-idiotypic antibodies for the treatment of tumors. The Wistar agreement provides for the payment of certain license fees as well as royalties based on future net sales of licensed products. Our minimum annual royalty payment to Wistar is $30,000.

  Pivanex

        We have acquired, from Bar-Ilan Research and Development Co. Ltd., in Israel, an exclusive, worldwide license to an issued United States patent and certain foreign patents, and patent applications covering novel analogues of butyric acid owned by Bar-Ilan University and Kupat Hulim Health Insurance Institution. The Bar-Ilan agreement provides for the payment by us to Bar-Ilan of royalties based on net sales of products and processes incorporating the licensed technology, subject to minimum annual amounts commencing in 1995, as well as a percentage of any income derived from any sublicense of the licensed technology. We must also pay all costs and expenses incurred in patent prosecution and maintenance and use reasonable best efforts to bring any products developed under the Bar-Ilan agreement to market. Our minimum annual royalty payment to Bar-Ilan is $60,000.

  Gallium Complexes

        In August 2000, through the acquisition of GeoMed, Inc., we acquired an exclusive worldwide license to make, use and sell products developed under the patent rights to the compositions and application of gallium complexes. Under this license agreement, we are required to make an annual license payment to Dr. Lawrence Bernstein, technology inventor, of $50,000, as well as royalty payments based on future net sales of products and processes incorporating the licensed technology. We must also pay all costs and expenses incurred in patent prosecution and maintenance.

  Gene Therapy Products

        In October 1992, we acquired an exclusive, worldwide license under United States and foreign patent applications assigned to Baylor College of Medicine relating to the RB gene, including its use in conferring senescence to tumors that form the basis of RB94. The Baylor license provides for royalties based on net sales of products and processes incorporating the licensed technology, subject to a minimum annual license payment of $36,000 and a percentage of sublicensing income arising from the license of such products and processes. Some of the additional conditions under the Baylor license require us to use reasonable best efforts to bring any products developed under the Baylor license to market, make timely payment of royalty fees, and pay all costs and expenses incurred in patent filing, prosecution and maintenance.

        We are a party to several license agreements with the University of Illinois at Chicago, which granted us the exclusive worldwide license under certain issued patents and patent applications, including those relating to methods for preventing multi-drug resistance and the human MDR1 gene. The exclusive nature of the Chicago licenses is subject in certain instances to certain reservations, including the use of all or part of the licensed technology for research, education and other non-commercial purposes. In addition, our rights under the MDR1 license are subject to a non-exclusive right granted to Glaxo-Wellcome to transfect cell lines with the MDR1 gene, and to use the transfectants for research purposes. Glaxo-Wellcome does not, however, have the right to sell or transfer the transfectants or any derivatives thereof, without the written authorization of the University of Illinois at Chicago. Our minimum aggregate annual royalty payments to the University of Illinois at Chicago are $31,250.

        In September 1999, we granted an exclusive worldwide sublicense to GenTest Inc. for the right to manufacture, distribute and sell products developed under the University of Illinois at Chicago patent rights related to cDNA-expressed MDR1 protein. In July 2000, we granted an exclusive worldwide sublicense to Epidauros Biotechnologies AG for the right to manufacture, distribute and sell products developed under the University of Illinois at Chicago patent rights related to the use of MDR1 gene in pharmacogenomics. In December 2001, we granted a non-exclusive, worldwide, royalty-free sublicense to Pfizer Inc. for conducting research on MDR genes under the University of Illinois at Chicago and MIT patent rights.

        We acquired an exclusive license from MIT under an issued patent relating to the use of MDR genes for creating and selecting drug resistant mammalian cells. The MIT MDR license is subject to prior grants of an irrevocable, royalty-free, non-exclusive license granted to the United States government and non-exclusive licenses granted to Eli Lilly, Inc. and Genetics Institute, Inc. for research purposes. It is also subject to non-exclusive, commercial licenses that may be granted pursuant to options granted to Eli Lilly and Genetics Institute to use aspects of the licensed technology but only to make products that do not incorporate genes claimed in the patent, proteins expressed by such genes or antibodies and inhibitors to such genes.

        The MIT MDR license provides for the payment of royalties based on future net sales of products and processes incorporating the licensed technology, subject to certain minimum annual amounts, a percentage of sublicensing income arising from the license of such products and processes, and the issuance of Ingenex's common stock to MIT. Under the MIT MDR license, we must also use reasonable best efforts to bring any products developed under the MIT MDR license to market and make timely payment of license and royalty fees.

Patents and Proprietary Rights

        We have obtained rights to certain patents and patent applications relating to our proposed products and may, in the future, seek rights from third parties to additional patents and patent applications. We also rely on trade secrets and proprietary know-how, which we seek to protect, in part, by confidentiality agreements with employees, consultants, advisors, and others. For risks we face with respect to patents and proprietary rights, see "Risk Factors—We may be unable to protect our patents and proprietary rights."

Central Nervous System Therapeutics

  Iloperidone

        We hold a license from Aventis under one issued U.S. patent and certain foreign patents relating to iloperidone and its methods of use. Our license is exclusive for use in the treatment of psychiatric disorders, psychotic disorders and analgesia. Unless its term is extended, the U.S. patent that covers certain aspects of our iloperidone product and its use will expire in 2011. Prosecution of various divisional and continuation applications and their foreign counterparts continues satisfactorily, although it is uncertain whether additional patents will be granted.

  Cell Therapy Products

        We are the exclusive licensee under a license agreement with NYU of certain U.S. and foreign patent applications relating to our CCM technology. The U.S. Patent and Trademark Office has issued four U.S. patents on the core subject material underlying the NYU license and an additional one relating to uses in delivery of gene therapy to the central nervous system. Unless their terms are extended, the U.S. patents that cover certain aspects of our Spheramine product and its use will expire between 2014 and 2017. Prosecution of various divisional and continuation applications and their foreign counterparts continues satisfactorily, although it is uncertain whether additional patents will be granted.

  Long-term Drug Delivery System

        We are the exclusive licensee under the MIT license to three U. S. patents, expiring in 2007, 2009 and 2014, respectively, and certain European patents relating to a long-term drug delivery system.

Cancer Therapeutics

  Immunotherapeutics

        We are the exclusive licensee under a license agreement with the University of Kentucky Research Foundation of certain U.S. and foreign patents and patent applications related to the anti-idiotype antibodies known as 3H1, 1A7 and 11D10 and their fragments, derivatives or analogues. U.S. patents have been issued that relate to aspects of these technologies. Prosecution of patent applications relating to these technologies continues satisfactorily, as does prosecution of various divisional and continuation applications and their foreign counterparts for all the antibodies, although it is uncertain whether additional patents will be granted. Unless their terms are extended, the U.S. patents that cover certain aspects of CeaVac, TriGem, and TriAb and their use will expire in 2014, 2015, and 2018, respectively.

  Pivanex

        We are the exclusive licensee under the Bar-Ilan agreement of an issued U.S. patent, expiring in 2010, and European patents expiring in 2008, as well as patent applications relating to certain aspects of our Pivanex product candidate.

  Gallium Complexes

        We are the exclusive licensee under the license agreement with Dr. Lawrence Bernstein of certain U.S. and foreign patents and patent applications relating to the gallium complexes. Nine U.S. patents and several foreign patents have issued that cover pharmaceutical compositions and methods of use for gallium complexes. Prosecution of other U.S. and foreign patent applications relating to this technology continues satisfactorily, although it is uncertain whether additional patents will be granted. Unless its term is extended, the first patent in this family will expire in 2010.

  Gene Therapy Product—RB94

        We are the exclusive licensee under the Baylor license of U.S. and foreign patents and patent applications, two of which are U.S. patents expiring in 2013 and 2016 relating to the p94Rb retinoblastoma gene, nucleic acid vectors comprising the coding sequence of p94Rb, cells containing the vectors, the encoded p94Rb protein, and the use of such in confering sequence on tumor cells. We are aware of the existence of a prior art reference, European Patent Application 0 259 031 (EP 0 259 031), which discloses a DNA sequence corresponding to the sequence of the RB94 DNA molecule that is claimed in a U.S. patent licensed to us from Baylor College of Medicine. The Baylor patent also contains claims directed to specific expression vectors containing these DNA molecules. Although the patent is presumed valid, we cannot assure that the claims of the Baylor patent, if challenged, will not be found invalid.

Competition

        The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including major pharmaceutical companies and specialized biotechnology companies, are engaged in the development and commercialization of therapeutic agents designed for the treatment of the same diseases and disorders that we target. Many of our competitors have substantially greater financial and other resources, larger research and development staffs and more experience in the regulatory approval process. Moreover, potential competitors have or may have patents or other rights that conflict with patents covering our technologies.

Central Nervous System Therapeutics

  Iloperidone

        With respect to iloperidone, several products categorized as atypical antipsychotics are already on the market. These products include Risperdal sold by Janssen Pharmaceuticals, Zyprexa sold by Eli Lilly, Clozaril sold by Novartis, Seroquel sold by AstraZeneca, and Geodon sold by Pfizer. Competition among these companies is already intense and iloperidone will face significant competition. The success of iloperidone will depend on how it can be differentiated from products already on the market on the basis of efficacy, side-effect profile, cost, availability of formulations and dose requirements, among other things.

  Spheramine

        With regard to Spheramine, we are aware of several new drugs for Parkinson's disease that are in pre-clinical and clinical development. Amgen Inc. is pursuing clinical trials in Parkinson's patients with glial derived neurotraphic factor (GDNF) and is collaborating with Medtronic, Inc. in its delivery to the central nervous system. In addition, several well-funded public and private companies are actively pursuing alternative cell transplant technologies, including StemCells, Inc. and Diacrin, Inc. NeuroCell-PD, a product under development by Diacrin, Inc. involves using antibodies to eliminate the need for immunosuppression when transplanting fetal pig cells into Parkinson's patients, and would directly compete with Spheramine. Deep brain stimulation, also known as subthalmic stimulation is also a competing therapy for Parkinson's disease. In recent months the FDA has approved a stimulator device (Activa) manufactured by Medtronic, Inc. We believe Spheramine may have potential competitive advantages to this therapy.

  Long-term Drug Delivery System

        With regard to our long-term drug delivery system, we are aware of an implantable therapeutic system being developed by ALZA Corporation. Companies such as Medtronic, Inc. are developing implantable pumps that could be used to infuse drugs into the central nervous system. Additionally, Reckitt & Benckaiser, Inc., filed a New Drug Application (NDA) for sublingual buprenorphine product (combined with naloxone) for the treatment of opiate dependence. This product, to be administered daily, might compete with our six-month implantable product for drug abuse.

Cancer Therapeutics

  Immunotherapeutics

        With regard to our immunotherapeutic products, we are aware of several companies involved in the development of cancer therapeutics that target the same cancers as our products. Such companies include Progenics Pharmaceutical Inc., Biomira Inc., AltaRex Corp., Genentech Inc., ImClone Systems Incorporated and GlaxoSmithKline plc.

  RB94

        With regard to our gene therapy products, we are aware of several development stage and established enterprises that are exploring the field of human gene therapy or are actively engaged in research and development in this area, including Introgen Therapeutics, Inc., Targeted Genetics Corp. and Cell Genesys, Inc. We are aware of other commercial entities that have produced gene therapy products used in human trials. Further, it is expected that competition in this field will intensify.

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

        See "Risk Factors—We face intense competition."

Manufacturing

        We utilize contract manufacturing organizations to manufacture our products for pre-clinical studies and clinical trials. While we have not introduced any products on the commercial market to date, at such time as we are ready to do so we will need to allocate additional resources to the manufacture of the products for commercial marketing. We do not have the facilities to manufacture these products in-house nor do we intend to establish our own manufacturing operation at this time. We currently plan to pursue collaborative arrangements regarding the manufacture of any products that we may successfully develop.

Government Regulation

        In order to obtain FDA approval of a new drug, a company generally must submit proof of purity, potency, safety and efficacy, among others. In most cases, such proof entails extensive clinical and pre-clinical laboratory tests.

        The procedure for obtaining FDA approval to market a new drug involves several steps. Initially, the manufacturer must conduct pre-clinical animal testing to demonstrate that the product does not pose an unreasonable risk to human subjects in clinical studies. Upon completion of such animal testing, an IND application must be filed with the FDA before clinical studies may begin. An IND application consists of, among other things, information about the proposed clinical trials. Among the conditions for clinical studies and IND approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to current Good Manufacturing Practices (cGMP), which must be followed at all times. Once the IND is approved (or if FDA does not respond within 30 days), the clinical trials may begin.

        Human clinical trials on drugs are typically conducted in three sequential phases, although the phases may overlap. Phase I trials typically consist of testing the product in a small number of healthy volunteers or patients, primarily for safety in one or more doses. During Phase II, in addition to safety, dose selection and efficacy of the product is evaluated in up to several hundred patients and sometimes more. Phase III trials typically involve additional testing for safety and confirmation of efficacy in an expanded patient population at multiple test sites. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time. In August 2001, we became aware of an error in product shipment to a physician sponsored open label clinical trial and voluntarily suspended product shipment to certain open label clinical trials with cancer immunotherapeutic products. We also notified the FDA and, in September 2001, Titan was issued a Form FDA 483 on observations resulting from a FDA inspection pertaining to shipping procedure deficiencies. We have implemented additional procedures that address all issues identified and the FDA has accepted our response to the clinical hold on certain open label studies, allowing us to commence shipment of product and treatment of patients in continuing open label trials.

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

        In addition, our gene therapy product candidate is subject to guidelines established by the National Institutes of Health (NIH), covering deliberate transfers of recombinant DNA into human subjects conducted within NIH laboratories or with NIH funds, which provides that such products must be approved by the NIH Director. The NIH has established the Recombinant DNA Advisory Committee which sets forth guidelines concerning approval of NIH-supported research involving the use of recombinant DNA. Although the jurisdiction of the NIH applies only when NIH-funded research or facilities are involved in any aspect of the protocol, the Advisory Committee encourages all gene transfer protocols to be submitted for its review. We intend to comply with the Advisory Committee and NIH guidelines.

        We believe we are in compliance with all material applicable regulatory requirements. However, see "Risk Factors—We must comply with extensive government regulations" for additional risks we face regarding regulatory requirements and compliance.

Foreign Regulatory Issues

        Sales of pharmaceutical products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by a comparable regulatory authority of a foreign country must generally be obtained prior to the commencement of marketing in that country. Although the time required to obtain such approval may be longer or shorter than that required for FDA approval, the requirements for FDA approval are among the most detailed in the world and FDA approval generally takes longer than foreign regulatory approvals.

Employees

        We currently have 58 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. See "Risk Factors—We may not be able to retain our key management and scientific personnel."

Risk Factors

        Our business is subject to numerous risks.

        We have a history of operating losses and may never be profitable.    From our inception through December 31, 2001, we had an accumulated deficit of approximately $101.7 million. We will continue to incur losses for the foreseeable future as a result of the various costs associated with our research, development, financial, administrative, regulatory, and management activities. We may never achieve or sustain profitability.

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

  •
  will be found to be ineffective or unsafe;

  •
  will not receive necessary regulatory clearances;

  •
  will be unable to get to market in a timely manner;

  •
  will not be capable of being produced in commercial quantities at reasonable costs;

  •
  will not be successfully marketed; or

  •
  will not be widely accepted by the physician community.

        We may experience unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, marketing and competition, and our costs and expenses could exceed current estimates. We cannot predict whether we will successfully develop and commercialize any products. Of our product candidates, iloperidone is furthest in development. Changes by Novartis in iloperidone's clinical development program have led to a previously announced delay in regulatory filings for this product. Any significant further delays in the development, regulatory approval or commercialization of iloperidone may seriously harm our business.

        Our Spheramine product is based upon new technology which may be risky and fail to show efficacy. We are not aware of any other cell therapy products for CNS disorders that have been approved by the FDA or any similar foreign government entity and cannot assure you that we will be able to obtain the required regulatory approvals for any products based upon such technology.

        We must comply with extensive government regulations.    Our research, development, pre-clinical and clinical trial activities and the manufacture and marketing of any products that we may successfully develop are subject to an extensive regulatory approval process by the FDA and other regulatory agencies in the U.S. and other countries. The process of obtaining required regulatory approvals for drugs, including conducting pre-clinical and clinical testing to determine safety and efficacy, is lengthy, expensive and uncertain. Even after such time and expenditures, we may not obtain necessary regulatory approvals for clinical testing or for the manufacturing or marketing of any products. We have limited experience in obtaining FDA approval. Regulatory approval may entail limitations on the indicated usage of a drug, which may reduce the drug's market potential. Even if regulatory clearance is obtained, post-market evaluation of the products, if required, could result in restrictions on a product's marketing or withdrawal of the product from the market as well as possible civil and criminal sanctions. We depend on third-party laboratories and medical institutions to conduct pre-clinical studies and clinical trials for our products and other third-party organizations to perform data collection and analysis, all of which must maintain both good laboratory and good clinical practices. We will also depend upon third party manufacturers for the production of any products we may successfully develop to comply with current Good Manufacturing Practices, which are similarly outside our direct control.

        Our regulatory submissions may be delayed or we may cancel plans to make submissions for proposed products for a number of reasons, including:

  •
  unanticipated pre-clinical testing or clinical trial reports;

  •
  changes in regulations or the adoption of new regulations;

  •
  unanticipated enforcement of existing regulations;

  •
  unexpected technological developments; and

  •
  developments by our competitors.

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

        We face many uncertainties relating to our human clinical trial strategy and results.    In order to obtain the regulatory approvals that we need to commercialize any of our product candidates, we must demonstrate that each product candidate is safe and effective for use in humans for each target indication. Several of our product candidates, including iloperidone and CeaVac, are currently in Phase II and Phase III human clinical trials. We may not be able to demonstrate that any of our product candidates will be safe or effective in these advanced trials that involve larger numbers of patients. Clinical trials are subject to oversight by institutional review boards and the FDA and:

  •
  must be conducted in conformance with the FDA's good laboratory practice regulations;

  •
  must meet requirements for institutional review board oversight;

  •
  must meet requirements for informed consent;

  •
  must meet requirements for good clinical practices;

  •
  are subject to continuing FDA oversight; and

  •
  may require large numbers of test subjects.

        Our product development programs may be curtailed, redirected or eliminated at any time for some or all of the following reasons:

  •
  unanticipated, adverse or ambiguous results;

  •
  undesirable side effects which delay or extend the trials;

  •
  our inability to locate, recruit and qualify a sufficient number of patients for our trials;

  •
  regulatory delays or other regulatory actions;

  •
  difficulties in manufacturing sufficient quantities of the particular product candidate or any other components needed for our pre-clinical testing or clinical trials;

  •
  change in the focus of our development efforts; and

  •
  reevaluation of our clinical development strategy.

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

  •
  obtain and keep patent protection for our products and technologies on an international basis;

  •
  enforce our patents to prevent others from using our inventions;

  •
  maintain and prevent others from using our trade secrets; and

  •
  operate and commercialize products without infringing on the patents or proprietary rights of others.

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

        In addition, third parties may sue us for infringing their patents. In the event of a successful claim of infringement against us, we may be required to:

  •
  pay substantial damages;

  •
  stop using our technologies and methods;

  •
  stop certain research and development efforts;

  •
  develop non-infringing products or methods; and

  •
  obtain one or more licenses from third parties.

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

        As is commonplace in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. To the extent our employees are involved in research areas which are similar to those areas in which they were involved at their former employers, we may be subject to claims that such employees and/or we have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of the former employers. Litigation may be necessary to defend against such claims, which could result in substantial costs and be a distraction to management and which may have a material adverse effect on us, even if we are successful in defending such claims.

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

        We face intense competition.    Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase. We face, and will continue to face, competition from numerous companies that currently market, or are developing, products for the treatment of the diseases and disorders we have targeted. Many of these entities have significantly greater research and development capabilities, experience in obtaining regulatory approvals and manufacturing, marketing, financial and managerial resources than we have. We also compete with universities and other research institutions in the development of products, technologies and processes, as well as the recruitment of highly qualified personnel. Our competitors may succeed in developing technologies or products that are more effective than the ones we have under development or that render our proposed products or technologies noncompetitive or obsolete. In addition, certain of such competitors may achieve product commercialization or patent protection earlier than us. For example, with respect to iloperidone, several competing products are already on the market and iloperidone, expected to be the sixth or seventh such product, will face significant competition.

        We are dependent upon our key collaborative relationships and license and sponsored research agreements.    As a company with limited resources, we rely significantly on the resources of third parties to conduct research and development and complete the regulatory approval process on our behalf. For example, our ability to ultimately derive revenues from iloperidone is almost entirely dependent upon Novartis conducting the Phase III trials and completing the regulatory approval process and implementing the marketing program necessary to commercialize iloperidone if the product is approved by the FDA. We are similarly dependent upon Schering, our collaborator for the development and commercialization of Spheramine. Beyond our contractual rights, we cannot control the amount or timing of resources that Novartis or Schering devotes to product development and commercialization efforts for our product candidates. In addition, we also receive substantial government funding for our cancer immunotherapeutic programs. We cannot assure you that we will continue to receive such governmental funding. If such funds are no longer available, some of our current and future development efforts may be delayed or seriously harmed. We depend on our ability to maintain existing collaborative relationships, to develop new collaborative relationships with third parties and to acquire or in-license additional products and technologies for the development of new product candidates. We cannot assure you that any such third-party technology will be available on acceptable terms, if at all.

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

        Healthcare reform and restrictions on reimbursements may limit our financial returns.    Our ability or the ability of our collaborators to commercialize drug products, if any, may depend in part on the extent to which government health administration authorities, private health insurers and other organizations will reimburse consumers for the cost of these products. These third parties are increasingly challenging both the need for and the price of new drug products. Significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Adequate third party reimbursement may not be available for our own or our collaborator's drug products to enable us or them to maintain price levels sufficient to realize an appropriate return on their and our investments in research and product development. We cannot predict the effect that changes in the healthcare system may have on our business and these changes adversely affect our business.

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

        We may not be able to retain our key management and scientific personnel.    As a company with a limited number of personnel, we are highly dependent on the services of Dr. Louis R. Bucalo, our Chairman, President and Chief Executive Officer, as well as the other principal members of our management and scientific staff. The loss of one or more of such individuals could substantially impair ongoing research and development programs and could hinder our ability to obtain corporate partners. Our success depends in large part upon our ability to attract and retain highly qualified personnel. We compete in our hiring efforts with other pharmaceutical and biotechnology companies, as well as universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain personnel.

        We may need additional financing.    At December 31, 2001, we had approximately $105.1 million of cash, cash equivalents, and marketable securities that we believe will enable us to fund our operations through 2005. We may need to seek additional financing to continue our product development activities, and will be required to obtain substantial funding to commercialize any products other than iloperidone that we may successfully develop. We do not have any funding commitments or arrangements. If we are unable to generate adequate revenues, enter into a corporate collaboration, complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer or discontinue one or more of our product development programs.

        Future sales of our common stock in the public market could adversely impact our stock price.    Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities

Act, pursuant to an effective registration statement or otherwise, could have an adverse effect on the price of our securities.

        Our stock price has been and will likely continue to be volatile.    Our stock price has experienced substantial fluctuations and could continue to fluctuate significantly due to a number of factors, including:

  •
  variations in our anticipated or actual operating results;

  •
  sales of substantial amounts of our stock;

  •
  announcements about us or about our competitors, including introductions of new products;

  •
  litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

  •
  conditions in the pharmaceutical or biotechnology industries;

  •
  governmental regulation and legislation; and

  •
  change in securities analysts' estimates of our performance, or our failure to meet analysts' expectations.

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

Item 2. Properties

        We have a five-year operating lease, expiring in June 2006, for approximately 18,800 square feet of office space in South San Francisco, California. We also have a five-year lease, expiring in October 2003, for approximately 4,200 square feet of office and laboratory space in Somerville, New Jersey.

Item 3. Legal Proceedings

        Not applicable

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

	High	Low
Fiscal Year Ended December 31, 2001:
First Quarter	$39.650	$14.500
Second Quarter	$38.000	$18.200
Third Quarter	$30.350	$5.950
Fourth Quarter	$10.490	$5.250
Fiscal Year Ended December 31, 2000:
First Quarter	$53.000	$15.000
Second Quarter	$45.000	$18.875
Third Quarter	$65.300	$33.000
Fourth Quarter	$64.750	$31.400

(b)    Approximate Number of Equity Security Holders

        The number of record holders of our common stock as of March 22, 2002 was approximately 152. Based on the last ADP search, we believe there are in excess of 8,000 beneficial holders of our common stock.

(c)    Dividends

        We have never paid a cash dividend on our common stock and anticipate that for the foreseeable future any earnings will be retained for use in our business and, accordingly, do not anticipate the payment of cash dividends.

Item 6. Selected Financial Data

        The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with our consolidated financial statements and footnotes thereto included in the section beginning on page F-1. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue(1)	$4,572	$1,880	$337	$—	$17,500
Operating expenses:
Research and development	23,339	16,744	9,429	7,813	9,310
Acquired in-process research and development(2)	—	4,969	136	—	9,500
General and administrative	5,383	4,070	2,794	3,708	6,514
Other income, net(3)	6,686	5,115	726	907	8,415

Net (loss) income	$(17,464)	$(18,788)	$(11,296)	$(10,614)	$592

Basic net (loss) income per share	$(0.63)	$(0.73)	$(0.70)	$(0.81)	$0.05
Diluted net (loss) income per share	$(0.63)	$(0.73)	$(0.70)	$(0.81)	$0.04
Shares used in computing:
Basic net (loss) income per share	27,595	25,591	16,112	13,109	13,002
Diluted net (loss) income per share	27,595	25,591	16,112	13,109	13,477

(1)
Revenues for 1997 include $17.4 million from fees related to the sublicense of iloperidone to Novartis. Revenues for 2001 include $2.5 million license fee payment from Novartis for the development and commercialization of iloperidone in Japan.

(2)
Acquired in-process research and development reflects the acquisition of GeoMed in 2000, the acquisition of a minority interest in Theracell in 1999, and the acquisition of an exclusive worldwide (except for Japan) license for iloperidone in 1997.

(3)
Other income for 1997 includes a gain of $8.4 million from the sale of a research technology.

	As of December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$105,051	$117,523	$46,454	$11,655	$24,387
Working capital	100,193	115,386	45,128	10,215	23,642
Total assets	107,132	118,442	47,362	12,228	25,594
Total stockholders' equity	100,127	114,738	44,302	9,406	17,178

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto beginning on page F-1 in this report.

        The following discussion contains certain forward-looking statements, within the meaning of the "safe harbor" provisions of the Private Securities Reform Act of 1995, the attainment of which involves various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "plan," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. Our actual results may differ materially from those described in these forward-looking statements due to, among other factors, the results of ongoing research and development activities and pre-clinical testing, the results of clinical trials and the availability of additional financing through corporate partnering arrangements or otherwise.

        Spheramine®, CeaVac®, TriAb®, TriGem™, Pivanex® and CCM™ are trademarks of Titan Pharmaceuticals, Inc.

Overview

        We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system disorders, cancer, and other serious and life threatening diseases. Our product development programs focus on large pharmaceutical markets with significant unmet medical needs and commercial potential.

        We currently have nine products in development, seven of which are in clinical development, with two products in expanded human trials for safety and efficacy, known as Phase III clinical trials. We have five products in trials for preliminary safety and dosing and in trials for initial safety and efficacy, known as Phase I and Phase II clinical trials, respectively. In addition to these programs, we have two products in pre-clinical development.

        We are independently developing our product candidates and also utilizing strategic partnerships, including collaborations with Novartis Pharma AG (Novartis) and Schering AG (Schering), as well as collaborations with several government-sponsored clinical cooperative groups. These collaborations help fund product development and enable us to retain significant economic interest in our products.

        The following table provides a summary status of our products in development:

Product	Potential Indication(s)	Phase of Development	Marketing Rights
Iloperidone	Schizophrenia, psychosis	Phase III	Novartis Pharma AG
Spheramine	Parkinson's disease	Phase I/II	Schering AG
CeaVac	Colorectal, gastrointestinal and pancreatic cancer	Phase III (colorectal cancer)	Titan
TriAb	Breast and ovarian cancer	Phase II (breast cancer)	Titan
TriGem	Small cell lung cancer, melanoma	Phase II (melanoma)	Titan
CeaVac & TriAb	Metastatic breast, non-small cell lung, and colorectal cancer	Phase II	Titan
Pivanex	Non-small cell lung cancer	Phase II	Titan
Gallium Maltolate	Myeloma, prostate and bladder cancer, lymphoma, HIV	Phase I/II (prostate cancer and multiple myeloma)	Titan
RB94	Head and neck cancer	Pre-clinical	Titan
Drug Delivery System	Drug addiction	Pre-clinical (IND filing: 2H 2002)	Titan

        Our products are at various stages of development and may not be successfully developed or commercialized. We do not currently have any products being sold on the commercial market. Our proposed products will require significant further capital expenditures, development, testing, and regulatory clearances prior to commercialization. We may experience unanticipated problems relating to product development and cannot predict whether we will successfully develop and commercialize any products. An estimation of product completion dates and completion costs can vary significantly for each product and are difficult to predict. Various statutes and regulations also influence our product development progress and the success of obtaining approval is highly uncertain. For a full discussion of risks and uncertainties in our product development, see "Risk Factors—Our products are at various stages of development and may not be successfully developed or commercialized."

Critical Accounting Policies and the Use of Estimates

        The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

  •
  The consolidated financial statements include the accounts of Titan and GeoMed, Inc., our wholly owned subsidiary, and Ingenex, Inc. and ProNeura, Inc., our majority owned subsidiaries. We do not have any unconsolidated subsidiaries.

  •
  Contract revenue for research and development is recorded as earned based on the performance requirements of the contract. Non-refundable contract fees or non-refundable upfront license fees for which no further performance obligations exist, and there is no continuing involvement by Titan, are recognized on the earlier of when the payments are received or when collection is assured.

            Revenue associated with performance milestones, considered "at-risk" until the milestones are completed, is recognized based on the achievement of the milestones as defined in the respective agreements. Advance payments received prior to the achievement of milestones are classified as deferred revenue until earned.

            Government grants, which support our research effort in specific projects, generally provide for reimbursement of approved costs as defined in the grant documents, and revenue is recognized when subsidized project costs are incurred.

  •
  Our marketable securities, consisting primarily of high-grade debt securities, are classified as available-for-sale at time of purchase and carried at fair value. Declines in market value that are deemed to be other than temporary would impact our financial position.

  •
  Our investment in equity instruments of other companies is accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable.

Results of Operations

  Comparison of Years Ended December 31, 2001 and 2000

        Revenues in 2001 were $4.6 million compared to $1.9 million for 2000, an increase of $2.7 million. The increase in revenue was primarily due to a $2.5 million license fee payment from Novartis for the development and commercialization of iloperidone in Japan, and higher SBIR grant revenues from the National Institutes of Health in support of the development of Spheramine, our novel treatment for Parkinson's disease. See Note 6 to the Consolidated Financial Statements beginning on page F-1 in this report.

        Research and development expenses for 2001 were $23.3 million compared to $16.7 million for 2000, an increase of $6.6 million. The planned increase in research and development is associated with our expanded clinical programs in cancer, specifically the ongoing randomized, placebo-controlled Phase III clinical study of CeaVac in Dukes D colorectal cancer, Phase II studies with Pivanex, Phase I/II study with Spheramine and Phase I/II study with gallium maltolate. Research and development expenses are expected to continue to increase moderately in the future. The rate of increase depends on a number of factors including progress in pre-clinical programs and clinical trials.

        General and administrative expenses for 2001 were $5.4 million compared to $4.1 million for 2000, an increase of $1.3 million. The increase, consising primarily of salaries and employment-related costs, was in support of our expanded clinical and pre-clinical operations and certain stock option related non-cash compensation charges.

        Other income, net, for 2001 was $6.7 million compared to $5.1 million for 2000, an increase of $1.6 million. The increase, primarily in interest income, was a result of our significantly larger average cash and marketable securities position.

        As a result of the foregoing, we had a net loss of $17.5 million in 2001 compared to a net loss of $18.8 million in 2000.

        None of our products have been commercialized, and we do not expect to generate any revenue from product sales or royalties in the foreseeable future. With the advancement in clinical development of our products, we anticipate research and development expenses will increase in the near future, while general and administrative costs necessary to support such research and development activities will increase at a controlled rate. We will also continue to identify new technologies and/or product candidates for possible in-licensing or acquisition. Accordingly, we expect to incur operating losses for the foreseeable future. We cannot assure you that we will ever achieve profitable operations.

  Comparison of Years Ended December 31, 2000 and 1999

        Revenues in 2000 were $1.9 million compared to $0.3 million for 1999, an increase of $1.6 million. The increase in revenue is primarily due to our corporate partnership with Schering for the development and commercialization of Spheramine for the treatment of Parkinson's disease.

        Ongoing research and development expenses for 2000 were $16.7 million, compared to $9.4 million for 1999, an increase of $7.3 million. The planned increase in ongoing research and development expenditures from 1999 to 2000 was a result of the expansion of our randomized, placebo-controlled Phase III clinical study of CeaVac in Dukes D colorectal cancer, commencement of our Phase I/II clinical study of Spheramine in Parkinson's disease, advancement of our pre-clinical development programs and increased manufacturing and development activity for all of our product candidates. Also in year 2000 we recorded a $5.0 million acquired in-process research and development expense in connection with the acquisition of gallium maltolate, a novel and proprietary agent for the potential treatment of cancer and other conditions, including HIV infection. The entire purchase price was charged to acquired in-process research and development on the acquisition date in accordance with generally accepted accounting principles. See Note 8 to the Consolidated Financial Statements beginning on page F-1 in this report.

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

        As a result of the foregoing, we had a net loss of $18.8 million in 2000 compared to a net loss of $11.3 million in 1999.

Liquidity and Capital Resources

	2001	2000	1999
	(in thousands)
As of December 31:
Cash, cash equivalents and marketable securities	$105,051	$117,523	$46,454
Working capital	100,193	115,386	45,128
Current ratio	18:1	48:1	26:1
Year Ended December 31:
Cash used in operating activities	(13,739)	(13,163)	(10,855)
Cash used in investing activities	(1,710)	(96,906)	(185)
Cash provided by financing activities	921	83,915	45,839

        We have funded our operations since inception primarily through sales of our securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government sponsored research grants.

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

        In October 1999, we called for the redemption of our then outstanding Class A Warrants. Rather than surrendering the warrants for redemption, warrant holders exercised the option to purchase our common stock and resulted in 7.1 million Class A Warrants, or 99.4%, being exercised with net proceeds to Titan of $39.4 million, after deducting advisory fees and other related expenses.

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

        The following table sets forth the aggregate contractual cash obligations as of December 31, 2001 (in thousands):

	Payments Due by Period
Contractual obligations
	Total	<1 year	2-3 years	4-5 years	5 years+
Operating leases	$3,246	$669	$1,433	$1,144	—
Sponsored research and license agreements	$3,243	$1,596	$659	$659	$329

Total contractual cash obligations	$6,489	$2,265	$2,092	$1,803	$329

        Titan has never entered into any off-balance sheet financing arrangements and has never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets. The only transactions between Titan and related parties during 2001 were a loan made to an officer and an agreement with certain of our officers and directors to rescind stock options that were previously granted and exercised. See "Item 13. Certain Relationships and Related Transactions."

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

        The following table summarizes principal amounts and related weighted-average interest rates by year of maturity on our interest-bearing investment portfolio at December 31, 2001 (in thousands, except interest rate):

	Face Value
Cash equivalents and marketable securities:							Estimated Fair Value
	2002	2003	2004	2005	2006	Total
Variable rate securities	$5,478	—	—	—	—	$5,478	$5,478
Average interest rate	2.640%	—	—	—	—	2.640%
Fixed rate securities	$41,468	$53,341	—	—	—	$94,809	$99,279
Average interest rate	6.610%	5.601%	—	—	—	6.043%

Item 8. Consolidated Financial Statements and Supplementary Data.

        The response to this item is included in a separate section of this Report. See "Index to Consolidated Financial Statements" on Page F-1.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

PART III

Item 10. Directors and Executive Officers of Registrant.

        The following table sets forth the names, ages and positions of our executive officers and directors.

Name	Age	Position
Louis R. Bucalo, M.D.(1)	43	Chairman, President and Chief Executive Officer
Sunil Bhonsle	52	Executive Vice President and Chief Operating Officer
Richard C. Allen, Ph.D.	59	Executive Vice President, Cell Therapy
Robert E. Farrell	52	Executive Vice President and Chief Financial Officer
Frank H. Valone, M.D.	52	Executive Vice President, Clinical Development and Regulatory Affairs
Victor Bauer, Ph.D.	66	Executive Director, Corporate Development and Director
Ernst-Günter Afting, M.D., Ph.D.(2)(3)	59	Director
Eurelio M. Cavalier(1)	69	Director
Michael K. Hsu(2)	52	Director
Hubert Huckel, M.D.(1)(2)(3)	70	Director
Ley S. Smith(1)	67	Director
Konrad M. Weis, Ph.D.(1)(3)	73	Director

(1)
Member of Executive Committee
(2)
Member of Audit Committee
(3)
Member of Compensation Committee

        Louis R. Bucalo, M.D. is the founder of Titan and has served as our President and Chief Executive Officer since January 1993. Dr. Bucalo has served as a director of Titan since March 1993 and was elected Chairman of the Board of Directors in January 2000. From July 1990 to April 1992, Dr. Bucalo was Associate Director of Clinical Research at Genentech, Inc., a biotechnology company. Dr. Bucalo holds an M.D. from Stanford University and a B.A. in biochemistry from Harvard University.

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

        Frank H. Valone, M.D. has served as our Executive Vice President of Clinical Development and Regulatory Affairs since March 2002. From 1994 to 2002, Dr. Valone was the Chief Medical Officer at Dendreon Corporation, Seattle, WA. From 1991 to 1996, Dr. Valone held various positions at the Dartmouth-Hitchcock Medical Center and Norris Cotton Cancer Center including Professor of Medicine. From 1982 to 1991, Dr. Valone held faculty positions at the University of California, San Francisco, including Associate Professor of Medicine. Dr. Valone received a B.A. from Hamilton College and an M.D. from Harvard Medical School. His post-doctoral training was at the Brigham and Womens Hospital in Internal Medicine, Allergy and Rheumatology and at the Dana-Farber Cancer Center in Medical Oncology.

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

        Ernst-Günter Afting, M.D., Ph.D., has served on our Board of Directors since May 1996. He has served as the President of the GSF-National Center for Environment and Health, a government research center in Germany, since 1995. From 1984 until 1995, Dr. Afting was employed in various capacities by the Hoechst Group, serving as Divisional Head of the Pharmaceuticals Division of the Hoechst Group from 1991 to 1993 and as President and Chief Executive Officer of Roussel Uclaf (a majority stockholder of Hoechst AG) in Paris from 1993 until 1995. He currently serves on the Board of Directors of Sequenom, Inc.

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

        Ley S. Smith has served on our Board of Directors since July 2000. He served in various positions with The Upjohn Company and Pharmacia & Upjohn from 1958 until his retirement in November 1997. From 1991 to 1993 he served as Vice Chairman of the Board of The Upjohn Company, and from 1993 to 1995 he was President and Chief Operating Officer of The Upjohn Company. At the time of his retirement, Mr. Smith was Executive Vice President of Pharmacia & Upjohn, and President of Pharmacia & Upjohn's U.S. Pharma Product Center. He currently serves on the Board of Directors of M.D.S. Proteomics Inc.

        Konrad M. Weis, Ph.D., has served on our Board of Directors since March 1993. He is the former President, Chief Executive Officer and Honorary Chairman of Bayer Corporation. Dr. Weis serves as a director of PNC Equity Management Company, Michael Baker Corporation, Visible Genetics, Inc. and Demegen, Inc.

        Directors serve until the next annual meeting or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment. See "Item 11. Executive Compensation—Employment Agreements."

Director Compensation

        Directors are entitled to receive options pursuant to our Amended 1998 Stock Option Plan. During 2001, each director serving on a committee of the Board received an annual option grant to purchase 5,000 shares of our common stock at an exercise price of $11.50 per committee membership. Additionally, in August 2001, certain of the Board members received options in connection with a company-wide supplemental option grant pursuant to which all holders of options with exercise prices in excess of $15.00 received additional options. The supplemental options have an exercise price of $11.63 per share and are exercisable as to one third on the first anniversary of the grant date and thereafter in 24 equal monthly installments. As a result, an aggregate of 215,250 supplemental options were granted. In addition to having their out-of-pocket expenses reimbursed, non-employee directors received $2,000 for each Board of Directors meeting attended in 2001. Directors are not precluded from serving us in any other capacity and receiving compensation therefore.

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

        The Board of Directors met four times during 2001 and also took action by unanimous written consent. The Executive Committee took action by unanimous written consent, the Compensation Committee met one time and also took action by unanimous written consent, and the Audit Committee met two times and also took action by unanimous written consent. Each of our current directors attended at least 75% of the aggregate of (i) the meetings of the Board of Directors and (ii) meetings of any Committees of the Board on which such person served which were held during the time such person served.

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

        Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with, except that Dr. Victor Bauer and Dr. Hubert M. Huckel each failed to timely report an exercise of stock options.

Item 11. Executive Compensation.

        The following summary compensation table sets forth the aggregate compensation awarded to, earned by, or paid to the Chief Executive Officer and to executive officers whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 2001 (collectively, the "named executive officers") for services during the fiscal years ended December 31, 2001, 2000, and 1999:

Summary Compensation Table

Annual Compensation
Name and Principal Position
	Year	Salary
Louis R. Bucalo President and Chief Executive Officer	2001 2000 1999	$ $ $	387,257 261,891 222,013
Sunil Bhonsle Executive Vice President and Chief Operating Officer	2001 2000 1999	$ $ $	287,646 202,842 180,100
Richard C. Allen Executive Vice President	2001 2000 1999	$ $ $	253,886 202,842 180,475
Robert E. Farrell Executive Vice President and Chief Financial Officer	2001 2000 1999	$ $ $	227,638 195,211 173,425
Jan D. Wallace Executive Vice President	2001 2000	$ $	253,901 232,929	(1) (2)

(1)
Dr. Wallace ceased to be an officer on August 15, 2001.

(2)
Dr. Wallace joined Titan in March 2000.

Option Grants in Last Fiscal Year

        The following table contains information concerning the stock option grants made to the named executive officers during the fiscal year ended December 31, 2001. No stock appreciation rights were granted to these individuals during such year.

		Individual Grant			Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation For Option Terms
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees In Fiscal Year
Name			Exercise or Base Price ($/Sh) (1)
				Expiration Date	5%	10%
Louis R. Bucalo	72,000	6.44%	$22.98	01/08/2011	$1,040,544	$2,636,943
Louis R. Bucalo	69,000	6.17%	$11.63	08/09/2011	$496,802	$1,266,403
Louis R. Bucalo	5,000	0.45%	$11.50	08/10/2011	$36,161	$91,640
Sunil Bhonsle	42,000	3.75%	$22.98	01/08/2011	$606,984	$1,538,212
Sunil Bhonsle	31,500	2.82%	$11.63	08/09/2011	$226,801	$578,140
Richard C. Allen	36,000	3.22%	$22.98	01/08/2011	$520,272	$1,368,471
Richard C. Allen	27,000	2.41%	$11.63	08/09/2011	$194,401	$495,549
Robert E. Farrell	30,000	2.68%	$22.98	01/08/2011	$433,560	$1,098,726
Robert E. Farrell	22,500	2.01%	$11.63	08/09/2011	$162,000	$412,987
Jan D. Wallace	30,000	2.68%	$22.98	01/08/2011	$433,560	$1,098,726

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

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

        The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 2001 with respect to the named executive officers. No stock appreciation rights were exercised during such year or were outstanding at the end of that year.

		Number of Securities Underlying Unexercised Options at FY-End		Value of Unexercised In-the-Money Options at FY-End (1)
Name	Shares Acquired on Exercise
		Exercisable	Unexercisable	Exercisable	Unexercisable
Louis R. Bucalo	—	1,149,617	243,557	$3,275,760	$0.00
Sunil Bhonsle	160,894	437,432	110,473	$1,060,465	$0.00
Richard C. Allen	75,000	362,850	86,834	$1,452,551	$0.00
Robert E. Farrell	48,976	59,583	58,917	$0.00	$0.00

(1)
Based on the fair market value of our common stock at year-end, $9.81 per share, less the exercise price payable for such shares.

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

        Employment agreements with each of Dr. Allen, Mr. Bhonsle and Mr. Farrell provide for a base annual salary of $185,000 subject to automatic annual increases based on increases in the consumer price index, and bonuses of up to 20% at the discretion of the Board of Directors. An employment agreement with Dr. Valone provides for a base annual salary of $275,000 subject to automatic annual increases based on increases in the consumer price index, and bonuses of up to 20% at the discretion of the Board of Directors. In the event the employee's employment is terminated other than for "good cause" (as defined), we are obligated to make severance payments equal to the base annual salary for six months. All of the agreements contain confidentiality provisions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth, as of March 22, 2002, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percent of Shares Beneficially Owned
Louis R. Bucalo, M.D.	1,537,626	(3)	5.6%
Ernst-Günter Afting, M.D., Ph.D.	55,750	(4)	*
Richard C. Allen, Ph.D.	403,947	(5)	1.5%
Victor J. Bauer, Ph.D.	120,031	(6)	*
Sunil Bhonsle	559,520	(7)	2.0%
Eurelio M. Cavalier	35,000	(8)	*
Robert E. Farrell	195,072	(9)	*
Michael K. Hsu	72,667	(10)	*
Hubert Huckel, M.D.	127,400	(11)	*
Ley S. Smith	35,000	(12)	*
Frank H. Valone, M.D.	0		*
Konrad M. Weis, Ph.D.	91,324	(13)	*
Franklin Resources, Inc. 777 Mariners Island Blvd., 6th Floor San Mateo, CA 94404	2,187,500	(14)	7.9%
All executive officers and directors as a group (12) persons	3,233,337		11.7%

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
(3)
Includes 1,237,395 shares issuable upon exercise of outstanding options.
(4)
Includes 24,250 shares issuable upon exercise of outstanding options.
(5)
Includes 399,182 shares issuable upon exercise of outstanding options.
(6)
Includes 106,387 shares issuable upon exercise of outstanding options.
(7)
Includes 481,626 shares issuable upon exercise of outstanding options.
(8)
Includes 35,000 shares issuable upon exercise of outstanding options.

(9)
Includes 147,292 shares issuable upon exercise of outstanding options.
(10)
Includes 20,000 shares issuable upon exercise of outstanding options.
(11)
Includes (i) 38,000 shares issuable upon exercise of outstanding options, (ii) 49,900 shares held by a family partnership for which Dr. Huckel serves as general partner, and (iii) 3,000 shares held by his wife.
(12)
Includes 25,000 shares issuable upon exercise of outstanding options.
(13)
Includes 60,867 shares issuable upon exercise of outstanding options.
(14)
Derived from a Schedule 13G filed by Franklin Resources, Inc. on February 14, 2002.

Equity Compensation Plan Information

        The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2001:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders	2,966,653	$13.52	640,096
Equity compensation plans not approved by security holders(1)(2)	1,161,430	$12.37	651,570

Total	4,128,083	$13.20	1,291,666

(1)
In August 2001, we adopted the 2001 Employee Non-Qualified Stock Option Plan, pursuant to which 1,000,000 shares of common stock were reserved and authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan.
(2)
In November 1999 and in connection with the warrant call, we granted 813,000 non-qualified stock options outside of our stock option plans to our executive officers, at an exercise price of $12.69, vesting equally over 36 months from the date of grant.

Item 13. Certain Relationships and Related Transactions.

        In February 2001, we loaned Robert E. Farrell, our Executive Vice President and Chief Financial Officer, approximately $373,000 to finance certain federal and state income tax liabilities incurred by Mr. Farrell in connection with his exercise of stock options. The loan, originally due in February 2002, bears an interest rate at prime and has been extended to August 2002.

        In December 2001, we entered into agreements with certain of our officers and directors pursuant to which those officers and directors rescinded stock options that were previously granted and exercised. Robert E. Farrell, our Executive Vice President and Chief Financial Officer, rescinded 63,294 options that he exercised on a "cashless" basis. As a result, Mr. Farrell returned 27,515 shares of our common stock to us. Eurelio M. Cavalier, a director, rescinded 20,000 previously exercised options. He returned 20,000 shares of our common stock to us and received $61,580 in return of his exercise price. Dr. Hubert Huckel, a director, rescinded 5,000 previously exercised options. Dr. Huckel returned 5,000 shares of our common stock to us and received $45,315 in return of his exercise price. All of the above options which were reinstated as a result of the rescissions were immediately cancelled.

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

  3. Exhibits

3.1	–	Restated Certificate of Incorporation of the Registrant (1)
3.2	–	Form of Amendment to Restated Certificate of Incorporation of the Registrant (1)
3.3	–	By-laws of the Registrant (1)
4.7	–	Certificate of Designation of Series C Preferred Stock (6)
10.1	–	1993 Stock Option Plan (1)
10.2	–	1995 Stock Option Plan, as amended (2)
10.3	–	Employment Agreement between the Registrant and Louis Bucalo dated February 1, 1993, amended as of February 3, 1994 (1)
10.4	–	Employment Agreement between Registrant and Richard Allen dated July 28, 1995 (1)
10.5	–	Employment Agreement between Registrant and Sunil Bhonsle, dated August 6, 1995 (1)
10.6	–	Form of Indemnification Agreement (1)
†10.9	–	MDR Exclusive License Agreement between Ingenex, Inc. (formerly Pharm-Gen Systems Ltd.) and the Board of Trustees of the University of Illinois dated May 6, 1992 (1)
†10.11	–	License Agreement between Theracell, Inc. and New York University dated November 20, 1992, as amended as of February 23, 1993 and as of February 25, 1995 (1)
†10.12	–	License Agreement between the Registrant and the Massachusetts Institute of Technology dated September 28, 1995 (1)
†10.14	–	Exclusive License Agreement between Ingenex, Inc. and the Board of Trustees of the University of Illinois, dated July 1, 1994 (1)
†10.15	–	Exclusive License Agreement between Ingenex, Inc. and the Board of Trustees of the University of Illinois, dated July 1, 1994 (1)
†10.16	–	License Agreement between Ingenex, Inc. and the Massachusetts Institute of Technology, dated September 11, 1992 (1)
†10.17	–	License Agreement between Ingenex, Inc. and Baylor College of Medicine, dated October 21, 1992 (1)
10.18	–	Lease for Registrant's facilities, amended as of December 5, 2001
†10.20	–	License Agreement between Trilex Pharmaceuticals, Inc. (formerly Ascalon Pharmaceuticals, Inc.) and the University of Kentucky Research Foundation dated May 30, 1996 (3)

†10.22	–	License Agreement between the Registrant and Aventis SA (formerly Hoechst Marion Roussel, Inc.) effective as of December 31, 1996 (4)
10.23	–	Employment Agreement between Registrant and Robert E. Farrell dated August 9, 1996 (4)
†10.27	–	License Agreement between the Registrant and Bar-Ilan Research and Development Company Limited effective November 25, 1997 (5)
10.28	–	License Agreement between the Registrant and Ansan Pharmaceuticals, Inc. dated November 24, 1997 (5)
†10.30	–	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997 (5)
10.31	–	1998 Stock Option Plan, as amended (7)
†10.32	–	License Agreement between the Registrant and Schering AG dated January 25, 2000 (8)
10.34	–	Agreement and Plan of Merger by and among the Registrant, GeoMed Merger Sub Corp., GeoMed, Inc. and Dr. Lawrence Bernstein, Dr. Neil Gesundheit, Leland Wilson and Dr. Virgil Place dated July 11, 2000 (9)
10.35	–	2001 Non-Qualified Employee Stock Option Plan
10.36	–	Employment Agreement between Registrant and Frank H. Valone, M.D. dated February 6, 2002
23.2	–	Consent of Ernst & Young LLP, Independent Auditors

†
Confidential treatment has been granted with respect to portions of this exhibit.

(1)
Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 33-99386).

(2)
Incorporated by reference from the Registrant's Definitive Proxy Statement filed on September 3, 1996.

(3)
Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-13469) filed on October 4, 1996, amended on November 25, 1996.

(4)
Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(5)
Incorporated by reference from the Registrant's Registration Statement on Form S-3 (File No. 333-42367) filed on December 16, 1997.

(6)
Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(7)
Incorporated by reference from the Registrant's Definitive Proxy Statement filed on July 28, 2000.

(8)
Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(9)
Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000.

(b)
Reports on Form 8-K

        There were no current reports on Form 8-K filed for the quarter ended December 31, 2001.

TITAN PHARMACEUTICALS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Titan Pharmaceuticals, Inc.

        We have audited the accompanying consolidated balance sheets of Titan Pharmaceuticals, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Titan Pharmaceuticals, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Palo Alto, California
February 21, 2002

TITAN PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
	(in thousands of dollars)
Assets
Current assets:
Cash and cash equivalents	$5,772	$20,300
Marketable securities	99,279	97,223
Related parties receivables	465	104
Prepaid expenses and other current assets	441	222

Total current assets	105,957	117,849
Property and equipment, net	575	593
Investment in other companies	600	—

	$107,132	$118,442

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$894	$1,304
Accrued clinical trials expenses	2,156	432
Other accrued liabilities	714	727
Deferred contract revenue	2,000	—

Total current liabilities	5,764	2,463
Commitments
Minority interest—Series B preferred stock of Ingenex, Inc.	1,241	1,241
Stockholders' Equity
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized, issuable in series:
Convertible Series C, 222,400 shares designated, 222,400 shares issued and outstanding, with an aggregate liquidation value of $2,000 at December 31, 2001 and 2000	—	—
Common stock, at amounts paid in, $0.001 par value per share; 50,000,000 shares authorized, 27,641,770 and 27,233,754 shares issued and outstanding at December 31, 2001 and 2000, respectively	191,684	190,763
Additional paid-in capital	9,017	8,744
Deferred compensation	(795)	(1,254)
Accumulated deficit	(101,670)	(84,206)
Accumulated other comprehensive income	1,891	691

Total stockholders' equity	100,127	114,738

	$107,132	$118,442

See accompanying notes.

TITAN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2001	2000	1999
	(in thousands, except per share amount)
Revenue:
Contract revenue	$1,224	$1,194	$30
License revenue	2,600	415	50
Grant revenue	748	271	257

Total revenue	4,572	1,880	337
Operating expenses:
Research and development	23,339	16,744	9,429
Acquired in-process research and development	—	4,969	136
General and administrative	5,383	4,070	2,794

Total operating expenses	28,722	25,783	12,359

Loss from operations	(24,150)	(23,903)	(12,022)
Other income (expense):
Interest income	6,763	5,156	756
Other expense	(77)	(41)	(30)

Other income, net	6,686	5,115	726

Net loss	$(17,464)	$(18,788)	$(11,296)

Basic and diluted net loss per share	$(0.63)	$(0.73)	$(0.70)

Weighted average shares used in computing basic and diluted net loss per share	27,595	25,591	16,112

See accompanying notes.

TITAN PHARMACEUTICALS, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)

	Preferred Stock		Common Stock					Accumulated Other Comprehensive Income
					Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 1998	828	$5,000	13,124	$52,291	$6,524	$(287)	$(54,122)	$—	$9,406
Issuance of common stock in a private placement, net of issuance costs of $403			2,255	5,797					5,797
Issuance of common stock to minority stockholders pursuant to the Theracell Merger			33	136					136
Issuance of common stock upon exercise of options and warrants			396	650					650
Issuance of common stock upon exercise of Class A Warrants, net of issuance costs of $3,254			7,084	39,392					39,392
Deferred compensation related to stock options					431	(431)			—
Amortization of deferred compensation						217			217
Net loss							(11,296)	—	(11,296)

Balances at December 31, 1999	828	5,000	22,892	98,266	6,955	(501)	(65,418)	—	44,302
Comprehensive loss:
Net loss							(18,788)		(18,788)
Unrealized gain on marketable securities								691	691

Comprehensive loss									(18,097)
Issuance of common stock in a private placement in March 2000, net of issuance costs of $2,591			1,200	38,809					38,809
Issuance of common stock upon exercise of options and warrants			1,181	4,252					4,252
Conversion of Series D preferred stock to common stock	(606)	(5,000)	667	5,000					—
Issuance of common stock to acquire a technology, net			94	3,522					3,522
Issuance of common stock in a private placement in November 2000, net of issuance costs of $2,886			1,200	40,914					40,914
Compensation related to stock options					1,789	(1,324)			465
Amortization of deferred compensation						571			571

Balances at December 31, 2000	222	—	27,234	190,763	8,744	(1,254)	(84,206)	691	114,738
Comprehensive loss:
Net loss							(17,464)		(17,464)
Unrealized gain on marketable securities								1,200	1,200

Comprehensive loss									(16,264)
Issuance of common stock upon exercise of options and warrants			461	1,028					1,028
Rescission of stock option exercises			(53)	(107)	149				42
Compensation related to stock options					124	(83)			41
Amortization of deferred compensation						542			542

Balances at December 31, 2001	222	$—	27,642	$191,684	$9,017	$(795)	$(101,670)	$1,891	$100,127

See accompanying notes.

TITAN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2001	2000	1999
	(in thousands of dollars)
Cash flows from operating activities:
Net loss	$(17,464)	$(18,788)	$(11,296)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	647	343	412
Acquired in-process research and development	—	4,969	—
Non-cash compensation related to stock options	732	1,036	217
Issuance of common stock to acquire minority interest of Theracell, Inc.	—	—	136
Other	—	—	13
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	(955)	20	(575)
Accounts payable	(410)	(931)	438
Accrued clinical trials and other liabilities	1,711	188	(200)
Deferred contract revenue	2,000	—	—

Net cash used in operating activities	(13,739)	(13,163)	(10,855)

Cash flows from investing activities:
Purchases of property and equipment, net	(254)	(374)	(185)
Investment in other companies	(600)	—	—
Purchases of marketable securities	(72,733)	(167,355)	—
Proceeds from maturities of marketable securities	55,750	51,550	—
Proceeds from sales of marketable securities	16,127	19,273	—

Net cash used in investing activities	(1,710)	(96,906)	(185)

Cash flows from financing activities:
Issuance of common stock, net	921	83,915	45,839

Net cash provided by financing activities	921	83,915	45,839

Net increase (decrease) in cash and cash equivalents	(14,528)	(26,154)	34,799
Cash and cash equivalents at beginning of year	20,300	46,454	11,655

Cash and cash equivalents at end of year	5,772	20,300	46,454
Marketable securities at end of year	99,279	97,223	—

Cash, cash equivalents and marketable securities at end of year	$105,051	$117,523	$46,454

Schedule of non-cash transaction:
Issuance of common stock to acquire technology, net	$—	$3,522	$—

See accompanying notes.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

  The Company and its Subsidiaries

        We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system disorders, cancer, and other serious and life threatening diseases. Our product development programs focus on large pharmaceutical markets with significant unmet medical needs and commercial potential. We conduct a portion of our operations through our two subsidiaries: Ingenex, Inc. and ProNeura, Inc. Another majority owned subsidiary, Theracell, Inc., was merged with and into Titan in March 1999 (the Theracell Merger). Pursuant to the Theracell Merger, we issued 33,000 shares of our common stock to the minority stockholders of Theracell and recorded an in-process research and development expense of $136,000, which equals the value of the common stock issued. In the third quarter of 2000 and in connection with the acquisition of worldwide rights to gallium maltolate, a novel and proprietary agent for the potential treatment of cancer and other conditions, including HIV infection, we acquired GeoMed, Inc., a privately held California corporation (See Note 8). We operate in one business segment, the development of pharmaceutical products.

  Ingenex, Inc.

        Ingenex is engaged in the development of gene-based therapeutics for the treatment of cancer. In September 1994, Ingenex issued shares of its Series B convertible preferred stock to a third party for $1.2 million, net of issuance costs. At December 31, 2001, we owned 81% of Ingenex, assuming the conversion of all preferred stock to common stock.

  ProNeura, Inc.

        ProNeura is engaged in the development of cost effective, long-term treatment solutions to neurologic and psychiatric disorders through an implantable drug delivery system. At December 31, 2001, we owned 79% of ProNeura.

  Basis of Presentation and Consolidation

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

        All investments with original maturities of three months or less are considered to be cash equivalents. Our marketable securities, consisting primarily of high-grade debt securities including money market funds, U.S. government corporate notes and bonds, and commercial paper, are classified as available-for-sale at time of purchase and carried at fair value. Amortization of premiums and discounts, and realized gains and losses are included as interest income. Unrealized gains and losses are included as accumulated other comprehensive income, a separate component of stockholders' equity. Cost of securities sold is based on specific identification method.

  Property and Equipment

        Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.

  Investment in Other Companies

        We have invested in equity instruments of privately-held companies for business and strategic purposes. These investments are classified as long-term assets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable.

        In July 2001, we made a $300,000 equity investment in CSS Acquisition Corporation for 300 shares of Series D Preferred stock, representing 2.5% of total equity in the company. In December 2001, we made a $300,000 equity investment in Molecular Medicine LLC for 714,286 shares of Series A Preferred stock, representing 13.6% of total equity in the company. These investments are intended to strengthen our relationships with companies that provide contracted services and resources that are important to our operations.

  Revenue Recognition and Deferred Revenue

        Contract revenue for research and development is recorded as earned based on the performance requirements of the contract. Non-refundable contract fees or non-refundable upfront license fees for which no further performance obligations exist, and there is no continuing involvement by Titan, are recognized on the earlier of when the payments are received or when collection is assured.

        Revenue associated with performance milestones, considered "at-risk" until the milestones are completed, is recognized based on the achievement of the milestones as defined in the respective agreements. Advance payments received prior to the achievement of milestones are classified as deferred revenue until earned.

        Government grants, which support our research effort in specific projects, generally provide for reimbursement of approved costs as defined in the grant documents, and revenue is recognized when subsidized project costs are incurred.

  Sponsored Research and Development Costs

        Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses, facility costs, administrative expenses and allocations of corporate costs. External expenses consist of costs associated with outsourced clinical research organization activities, sponsored research studies, product registration, patent application and prosecution, and investigator sponsored trials. All such costs are charged to expense as incurred.

  Net Loss Per Share

        We calculate basic net loss per share using the weighted average common shares outstanding for the period. Diluted net income per share includes the impact of other dilutive equity instruments, primarily our preferred stock, options and warrants. For the years ended December 31, 2001, 2000 and 1999, outstanding preferred stock, options and warrants totaled 4.4 million, 3.9 million and 4.3 million shares, respectively. We reported net losses for all years presented and, therefore, preferred stock, options and warrants were excluded from the calculation of diluted net loss per share as they were anti-dilutive.

  Comprehensive Income

        Comprehensive income is comprised of net loss and other comprehensive income. The only component of other comprehensive income is unrealized gains and losses on our marketable securities. Comprehensive loss for the years ended December 31, 2001, 2000 and 1999 were $16.3 million, $18.1 million, and $11.3 million, respectively. Comprehensive loss has been disclosed in the Statement of Stockholders' Equity for all periods presented.

  Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). SFAS 141 addresses financial accounting and reporting for business combinations, and supersedes APB Opinion No. 16, "Business Combinations" and a number of interpretations of that opinion. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also specifies the criteria for the recognition of intangible assets separately from goodwill. When the amounts of goodwill and intangible assets acquired are significant in relation to the purchase price paid, disclosure of the amount of goodwill by reportable segment and the amount of purchase price assigned to each major intangible asset class is required. Our adoption of SFAS 141 on January 1, 2002 is not expected to have a material impact on our financial position and results of operations.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" (SFAS 142). Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. We have not recorded any goodwill or indefinite-lived intangible assets prior to December 31, 2001. Our adoption of SFAS 142 on January 1, 2002 is not expected to have a material impact on our financial position and results of operations.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be

Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a disposal of a segment of a business". Our adoption of SFAS 144 on January 1, 2002 is not expected to have a material impact on our financial position and results of operations.

2.    Available-For-Sale Securities

        The following is a summary of our available-for-sale securities at December 31 (in thousands):

	2001			2000
	Amortized Cost	Unrealized Gains	Fair Value	Amortized Cost	Unrealized Gains	Fair Value
Money market funds	$5,478	$—	$5,478	$17,835	$—	$17,835
Securities of the U.S. government and its agencies	60,785	1,380	62,165	52,280	393	52,673
Corporate notes and bonds	36,603	511	37,114	42,289	296	42,585
Commercial paper	—	—	—	3,957	2	3,959

	$102,866	$1,891	$104,757	$116,361	$691	$117,052

Classified as:
Cash equivalents			$5,478			$19,829
Marketable Securities			99,279			97,223

			$104,757			$117,052

        The estimated fair value of available-for-sale securities at December 31, 2001 was $104.8 million, with $5.8 million maturing within 1 year and $98.9 million maturing between 1 to 3 years.

        Gross realized gains on sales of marketable securities were $149,000 for the year ended December 31, 2001. Gross realized gains or losses were immaterial for the years ended December 31, 2000 and 1999.

3.    Property and Equipment

        Property and equipment consisted of the following at December 31 (in thousands):

	2001	2000
Furniture and office equipment	$290	$191
Leasehold improvements	229	213
Laboratory equipment	363	354
Computer equipment	380	250

	1,262	1,008
Less accumulated depreciation and amortization	(687)	(415)

Property and equipment, net	$575	$593

        Depreciation and amortization expense was $272,000, $196,000, and $174,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

4.    Sponsored Research and License Agreements

        We have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Expenses under these agreements totaled $1.6 million, $1.5 million, and $1.3 million in the years ended December 31, 2001, 2000, and 1999, respectively.

        At December 31, 2001, the annual aggregate commitments we have under these agreements, including minimum license payments, are as follows (in thousands):

2002	$1,596
2003	329
2004	329
2005	329
2006	329

$2,912

        After 2006, we must make annual payments aggregating $329,000 per year to maintain certain licenses. Certain licenses provide for the payment of royalties by us on future product sales, if any. In addition, in order to maintain these licenses and other rights during product development, we must comply with various conditions including the payment of patent related costs and obtaining additional equity investments.

5.    Agreement with Aventis SA

        In 1997, we entered into an exclusive license agreement with Aventis SA (formerly Hoechst Marion Roussel, Inc.). The agreement gave us a worldwide license to the patent rights and know-how related to the antipsychotic agent iloperidone, including the ability to develop, use, sublicense, manufacture and sell products and processes claimed in the patent rights. We are required to make additional benchmark payments as specific milestones are met. Upon commercialization of the product, the license agreement provides that we will pay royalties based on net sales.

6.    Iloperidone Sublicense to Novartis Pharma AG

        We entered into an agreement with Novartis in 1997 pursuant to which we granted Novartis a sublicense for the worldwide (with the exception of Japan) development, manufacturing and marketing of iloperidone. In April 2001, we entered into an amendment to the agreement for the development and commercialization of iloperidone in Japan. Under the amendment, in exchange for rights to iloperidone in Japan, Titan received a $2.5 million license fee in May 2001. Novartis will make our milestone payments to Aventis during the life of the Novartis agreement, and will also pay to Aventis and Titan a royalty on future net sales of the product, providing Titan with a net royalty of 8% on the first $200 million of sales annually and 10% on all sales above $200 million on an annual basis. Novartis has assumed the responsibility for all clinical development, registration, manufacturing and marketing of iloperidone, and we have no remaining obligations under the terms of this agreement, except for maintaining certain usual and customary requirements, such as confidentiality covenants.

7.    Licensing and Collaborative Agreement with Schering AG

        In January 2000, we entered into a licensing and collaborative agreement with Schering, under which we will collaborate with Schering on manufacturing and clinical development of our cell therapy product, Spheramine®, for the treatment of Parkinson's disease. Under the agreement, we will perform clinical development activities for which we will receive funding. As of December 31, 2001, we recognized $2.2 million under this agreement. Schering will fully fund, and manage in collaboration with us, all future pilot and pivotal clinical studies, and manufacturing and development activities. We are entitled to certain payments upon the achievement of specific milestones.

8.    Acquisition of a Novel and Proprietary Agent

        In July 2000, we announced the acquisition of a worldwide, royalty-bearing, exclusive license to a novel and proprietary agent, gallium maltolate, for a potential treatment of cancer and other conditions, including HIV infection. We obtained these rights through the acquisition of GeoMed, Inc., a privately held California corporation. Under this license agreement, we are required to make an annual license payment to Dr. Lawrence Bernstein, technology inventor, of $50,000, as well as royalty payments based on net sales of products and processes incorporating the licensed technology. We completed the acquisition in August 2000 by assuming $1.4 million of GeoMed's liabilities and issuing an aggregate of 94,000 shares of Titan common stock valued at approximately $3.6 million using the fair market value of our common stock at the date of the agreement in accordance with generally accepted accounting principles. The entire purchase price of approximately $5.0 million was charged to acquired in-process research and development as the acquired technology was in an early stage of development that, as of the acquisition date, had not achieved technological feasibility and no alternative use existed.

9.    Lease Commitments

        We lease facilities under operating leases that expire at various dates through June 2006. Rent expense was $584,000, $411,000, and $331,000, for years ended December 31, 2001, 2000, and 1999, respectively.

        The following is a schedule of future minimum lease payments at December 31, 2001 (in thousands):

2002	$665
2003	719
2004	704
2005	755
2006	389

$3,232

10.    Stockholders' Equity

  Preferred Stock

        In connection with the merger of our Trilex Pharmaceuticals, Inc. subsidiary (Trilex) in 1997, we issued 222,400 shares of Series C convertible preferred stock (the Series C Preferred) to certain members of the Trilex management team and to certain consultants of Trilex. The Series C Preferred automatically converts to common stock, on a one-to-one basis, only if certain development milestones are achieved within certain timeframes. Upon achievement of the milestones, we would be required to value the technology using the then fair market value of our common stock issuable upon conversion. Holders of Series C Preferred are not entitled to vote but entitled to receive dividends, when, as and if declared by the board of directors ratably with any declaration or payment of any dividend on our common stock or other junior securities. The Series C Preferred has a liquidation preference equal to $0.01 per share. No value was assigned to the Series C Preferred in the accompanying financial statements.

  Common Stock

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

        In October 1999, we called for the redemption of our then outstanding Class A Warrants. Rather than surrendering the warrants for redemption, warrant holders exercised the option to purchase our common stock which resulted in 7.1 million Class A Warrants, or 99.4%, being exercised with net proceeds to Titan of $39.4 million, after deducting advisory fees and other related expenses.

        In January 1999, we completed a private placement of 2.3 million shares of our common stock for net proceeds of $5.8 million, after deducting fees and commissions and other expenses of the offering.

  Shares Reserved for Future Issuance

        As of December 31, 2001, shares of common stock reserved by us for future issuance consisted of the following (shares in thousands):

Stock options and warrants	5,427
Preferred stock	222

5,649

11.    Stock Option Plans

        Under our amended 1998 Stock Option Plan and predecessor option plans, a total of 3.6 million shares of our common stock were reserved and authorized for issuance. The option plans provide for the grant of incentive stock options to employees, and non-qualified stock options to employees, directors and consultants. Options granted under the option plans generally expire no later than ten years from the date of grant, except when the grantee is a 10% shareholder, in which case the maximum term is five years from the date of grant. Options generally vest at the rate of one fourth after one year from the date of grant and the remainder ratably over the subsequent three years, although options with different vesting terms are granted from time-to-time. The exercise price of incentive stock options, non-qualified stock options and options granted to 10% stockholders, shall be at least 100%, 85% and 110%, respectively, of the fair market value of the stock on the date of grant.

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

        In November 1999 and in connection with the warrant call, we granted 813,000 non-qualified stock options outside of our stock option plans to our executive officers, at an exercise price of $12.69, vesting equally over 36 months from the date of grant.

        In August 2001, we adopted the 2001 Employee Non-Qualified Stock Option Plan (2001 NQ Plan) pursuant to which 1.0 million shares of common stock were reserved and authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan. Options granted under the option plans generally expire no later than ten years from the date of grant. Option vesting schedule and exercise price are determined at time of grant by the Board of Directors.

        In December 2001, Titan entered into agreements with certain officers and directors of the company to rescind stock options that were previously granted and exercised. These agreements resulted in the rescission of 88,000 stock options that were exercised and, as a result, a total compensation charge of $149,000 was recorded in general and administrative expense and the reinstated options were subsequently cancelled. A total of 53,000 shares of common stock were returned and retired from shares outstanding as of December 31, 2001, and $107,000 was refunded to the individuals.

        Activity under our stock option plans, as well as non-plan activity are summarized below (shares in thousands):

	Shares Available For Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 1998	868	1,924	$5.45
Increase in shares reserved	226	—	—
Options granted	(784)	1,597	$8.12
Options exercised	—	(147)	$3.32
Options cancelled	67	(70)	$4.84

Balance at December 31, 1999	377	3,304	$6.82
Increase in shares reserved	1,500	—	—
Options granted	(748)	748	$36.20
Options exercised	—	(353)	$4.31
Options cancelled	28	(33)	$19.17

Balance at December 31, 2000	1,157	3,666	$12.95
Increase in shares reserved	1,000	—	—
Options granted	(1,300)	1,300	$15.21
Options exercised	—	(404)	$3.26
Options cancelled	434	(434)	$26.35

Balance at December 31, 2001	1,291	4,128	$13.20

        Our option plans allow for stock options issued as the result of a merger or consolidation of another entity, including the acquisition of minority interest of our subsidiaries, to be added to the maximum number of shares provided for in the plan (Substitute Options). Consequently, Substitute Options are not returned to the shares reserved under the plan when cancelled. During 2001, 2000 and 1999, the number of Substitute Options cancelled were immaterial.

        Options for 2.4 million and 2.1 million shares were exercisable at December 31, 2000 and 1999, respectively. The options outstanding at December 31, 2001 have been segregated into three ranges for additional disclosure as follows (option shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.08 — $7.50	1,620	5.99	$5.30	1,587	$5.29
$8.39 — $12.69	1,646	8.73	$12.01	626	$12.48
$12.75 — $46.50	862	8.77	$30.31	375	$30.87

	4,128	7.66	$13.20	2,588	$10.73

        In addition, Ingenex has a stock option plan under which options to purchase common stock of Ingenex have been and may be granted. No options had been granted under such plan since 1997.

        We have elected to follow APB 25 in accounting for our stock options because the alternative fair value method of accounting prescribed by SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of our stock options equals the market price of the underlying stock on the date of grant. For the years ended December 31, 2001, 2000 and 1999, compensation costs for options granted to employees and consultants were $1.1 million, $1.0 million and $0.2 million, respectively.

        Pro forma net loss and net loss per share information required by SFAS 123 has been determined as if we had accounted for our employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2001, 2000, and 1999: weighted-average volatility factor of 0.86, 0.90, and 0.80, respectively; no expected dividend payments; weighted-average risk-free interest rates in effect of 3.9%, 5.0% and 6.0%, respectively; and a weighted-average expected life of 2.99, 3.69, and 2.52, respectively.

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

        Based upon the above methodology, the weighted-average fair value of options granted during the years ended December 31, 2001, 2000, and 1999 was $8.44, $23.56, and $4.83, respectively.

        For purposes of SFAS 123 disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information is as follows (in thousands, except per share amount):

	December 31,
	2001	2000	1999
Net loss as reported	$(17,464)	$(18,788)	$(11,296)
Basic and diluted net loss per share as reported	$(0.63)	$(0.73)	$(0.70)
Pro forma net loss	$(27,690)	$(27,569)	$(13,487)
Pro forma basic and diluted net loss per share	$(1.00)	$(1.08)	$(0.84)

        The consolidated pro forma net loss calculated above also includes the estimated fair value of the options granted by our subsidiaries in 2001, 2000, and 1999, calculated on substantially equivalent assumptions.

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

13.    Related Parties Transactions

        We make loans to our officers and employees from time to time in order to attract and retain the best available talent and to encourage the highest level of performance. In 2001 and 2000, we provided certain relocation loans to employees in connection with employment. Also in February 2001, we provided a loan to an officer. The loan, originally due in February 2002, bears an interest rate at prime and has been extended to August 2002. As of December 31, 2001, the principal amount outstanding on the loan was $373,000.

14.    Income Taxes

        As of December 31, 2001, we had net operating loss carryforwards for federal income tax purposes of approximately $99.0 million that expire in the years 2006 through 2021, and federal research and development tax credits of approximately $2.2 million that expire in the years 2007 through 2021. We also had net operating loss carryforwards for state income tax purposes of approximately $12.0 million that expire in the years 2002 through 2011.

        Utilization of our net operating loss may be subject to substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$34,300	$28,200
Research credit carryforwards	3,000	2,000
Capitalized research and development	3,400	2,900
Other, net	900	2,000

Total deferred tax assets	41,600	35,100
Deferred tax liabilities:
Unrealized gain on investments	(800)	(200)
Valuation allowance	(40,800)	(34,900)

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $9.4 million and $6.7 million during 2000 and 1999, respectively. The valuation allowance at December 31, 2001 includes $2.3 million related to deferred tax assets arising from tax benefits associated with stock option plans. This benefit, when realized, will be recorded as an increase to stockholders' equity.

15.    Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amount)
2001
Total revenue	$580	$2,873	$530	$589
Net loss	$(4,519)	$(1,834)	$(4,787)	$(6,324)
Basic and diluted net loss per share	$(0.16)	$(0.07)	$(0.17)	$(0.23)
Cash, cash equivalents and marketable securities	$114,421	$113,122	$108,913	$105,051
2000
Total revenue	$335	$281	$695	$569
Net loss	$(3,648)	$(2,423)	$(8,711)	$(4,006)
Basic and diluted net loss per share	$(0.15)	$(0.09)	$(0.34)	$(0.15)
Cash, cash equivalents and marketable securities	$83,865	$82,515	$79,797	$117,523

16.    Subsequent Event (Unaudited)

        In February 2002, we announced that we received a $2.0 million milestone payment from Schering, Titan's corporate partner for worldwide development, manufacture and commercialization of Spheramine®, Titan's novel cell therapy for the treatment of Parkinson's disease. The milestone payment follows Schering's recent decision to initiate larger, randomized clinical testing of Spheramine for the treatment of late-stage Parkinson's disease upon the successful completion of Titan's Phase I/II clinical study of Spheramine.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.
Date: March 29, 2002	By:	/s/ LOUIS R. BUCALO Louis R. Bucalo, M.D., Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ LOUIS R. BUCALO Louis R. Bucalo, M.D.	Chairman, President and Chief Executive Officer (principal executive officer)	March 29, 2002
/s/ ERNST-GÜNTER AFTING Ernst-Günter Afting, M.D., Ph.D.	Director	March 29, 2002
/s/ VICTOR J. BAUER Victor J. Bauer, Ph.D.	Director	March 29, 2002
/s/ EURELIO M. CAVALIER Eurelio M. Cavalier	Director	March 29, 2002
/s/ MICHAEL K. HSU Michael K. Hsu	Director	March 29, 2002
/s/ HUBERT E. HUCKEL Hubert E. Huckel, M.D.	Director	March 29, 2002
/s/ LEY S. SMITH Ley S. Smith	Director	March 29, 2002
/s/ KONRAD M. WEIS Konrad M. Weis, Ph.D.	Director	March 29, 2002
/s/ ROBERT E. FARRELL Robert E. Farrell	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 29, 2002

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Consolidated Financial Statements and Supplementary Data.
  Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of Registrant.
  Item 11. Executive Compensation.
Summary Compensation Table
Option Grants in Last Fiscal Year
Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K
TITAN PHARMACEUTICALS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
TITAN PHARMACEUTICALS, INC. CONSOLIDATED BALANCE SHEETS
TITAN PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
TITAN PHARMACEUTICALS, INC CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (in thousands)
TITAN PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
TITAN PHARMACEUTICALS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES