Form 10-Q
period 2002-03-31
TITAN PHARMACEUTICALS INC
filed 2002-05-14
CIK 910267

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended March 31, 2002.

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

(650) 244-4990

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No   ☐

There were 27,642,120 shares of the Registrant’s Common Stock issued and outstanding on May 6, 2002.

Titan Pharmaceuticals, Inc.

Part I.  Financial Information

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2002	2001
	(unaudited)	(Note A)
Assets
Current assets
Cash and cash equivalents	$4,602	$5,772
Marketable securities	91,411	99,279
Prepaid expenses, receivables, and other current assets	1,579	906
Total current assets	97,592	105,957
Furniture and equipment, net	690	575
Investment in other companies	600	600
	$98,882	$107,132
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$545	$894
Accrued clinical trials expenses	1,974	2,156
Other accrued liabilities	954	714
Deferred contract revenue	—	2,000
Total current liabilities	3,473	5,764
Minority interest — Series B preferred stock of Ingenex, Inc.	1,241	1,241
Stockholders’ equity
Common stock, at amounts paid in	191,685	191,684
Additional paid-in capital	9,002	9,017
Deferred compensation	(712)	(795)
Accumulated deficit	(106,620)	(101,670)
Accumulated other comprehensive income	813	1,891
Total stockholders’ equity	94,168	100,127
	$98,882	$107,132

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

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amount)

	Three Months Ended March 31,
	2002	2001
Revenue:
Contract revenue	$2,151	$321
Grant revenue	196	259
Total revenue	2,347	580

Operating expenses:
Research and development	7,486	4,999
General and administrative	1,210	1,584
Total operating expenses	8,696	6,583
Loss from operations	(6,349)	(6,003)

Other income (expense):
Interest income, net	1,407	1,535
Other expense	(8)	(51)
Other income, net	1,399	1,484
Net loss	$(4,950)	$(4,519)

Basic and diluted net loss per share	$(0.18)	$(0.16)

Weighted average shares used in computing basic and diluted net loss per share	27,642	27,468

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(4,950)	$(4,519)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	350	63
Non-cash compensation related to stock options	67	6
Changes in operating assets and liabilities:
Prepaid expenses, receivables, and other current assets	(945)	(528)
Accounts payable and other accrued liabilities	(292)	157
Deferred contract revenue	(2,000)	—
Net cash used in operating activities	(7,770)	(4,821)

Cash flows from investing activities:
Purchases of furniture and equipment, net	(191)	(60)
Purchases of marketable securities	(8,623)	(26,467)
Proceeds from maturities of marketable securities	8,325	18,200
Proceeds from sales of marketable securities	7,088	2,000
Net cash provided by (used in) investing activities	6,599	(6,327)

Cash flows from financing activities:
Issuance of common stock, net	1	622
Net cash provided by financing activities	1	622

Net decrease in cash and cash equivalents	(1,170)	(10,526)
Cash and cash equivalents at beginning of period	5,772	20,300
Cash and cash equivalents at end of period	4,602	9,774
Marketable securities at end of period	91,411	104,647
Cash, cash equivalents and marketable securities at end of period	$96,013	$114,421

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Titan and its subsidiaries after elimination of all significant intercompany accounts and transactions. Certain prior year balances have been reclassified to conform to the current year presentation.  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. annual report on Form 10-K for the year ended December 31, 2001.

Revenue Recognition

Contract revenue for research and development is recorded as earned based on the performance requirements of the contract.  Revenue associated with performance milestones, considered “at-risk” until the milestones are completed, is recognized based on the achievement of the milestones as defined in the respective agreements.  Government grants, which support our research effort in specific projects, generally provide for reimbursement of approved costs as defined in the grant documents, and revenue is recognized when associated project costs are incurred.

Operating Subsidiaries

We conduct a small portion of our operations through two subsidiaries:  Ingenex, Inc. and ProNeura, Inc.  At March 31, 2002, we owned 81% of Ingenex (assuming the conversion of all preferred stock to common stock) and 79% of ProNeura.

2.                                      Net Loss Per Share

We calculate net loss per share using the weighted average common shares outstanding for the period.  For periods ended March 31, 2002 and 2001, the effect of an additional 5,218,968 and 3,838,918 shares, respectively, related to our authorized and issued convertible preferred stock and options were not included in the computation of diluted earnings per share because they are anti-dilutive.

3.              Comprehensive Income

Comprehensive income is comprised of net loss and other comprehensive income.  The only component of other comprehensive income is unrealized gains and losses from our marketable securities.  Comprehensive loss for the three months ended March 31, 2002 and 2001 were $6.0 million and $3.4 million, respectively.

4.              Related Parties Transactions

                In 2001, we provided certain relocation loans to employees in connection with employment.  Also in February 2001, we provided a loan to a vice president officer bearing an interest rate at prime, which has been extended to August 2002.  As of March 31, 2002, the principal amount outstanding on the loan was $373,000.

5.              Spheramine milestone payment from Schering AG.

                In February 2002, we announced that we received a $2.0 million milestone payment from Schering, Titan’s corporate partner for worldwide development, manufacture and commercialization of Spheramine®, Titan’s novel cell therapy for the treatment of Parkinson’s disease.  The milestone payment followed Schering’s decision in the first quarter 2002 to initiate larger, randomized clinical testing of Spheramine for the treatment of patients with late-stage Parkinson’s disease following the successful completion of Titan’s Phase I/II clinical study of Spheramine.  As a result, Titan recognized $2.0 million in contract revenue in the first quarter.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The following discussion contains certain forward-looking statements, within the meaning of the “safe harbor” provisions of the Private Securities Reform Act of 1995, the attainment of which involves various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “plan,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Our actual results may differ materially from those described in these forward-looking statements due to, among other factors, the results of ongoing research and development activities and pre-clinical testing, the results of clinical trials and the availability of additional financing through corporate partnering arrangements or otherwise.  Additional factors include our ability to protect our patents and proprietary rights, ability to comply with extensive government regulations, and other factors and risks detailed under the caption “Risk Factors” in the Company’s 2001 Annual Report on Form 10-K and other filings with the U.S. Securities and Exchange Commission.  Stockholders and prospective investors in the Company should carefully consider these risk factors. The Company disclaims any obligation to update these statements for subsequent events.

                Spheramine®, CeaVac®, TriAb®, TriGem™, Pivanex®, CCM™, Probuphine™, and Promafen™  are trademarks of Titan Pharmaceuticals, Inc.

Overview

We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system disorders, cancer, and other serious and life threatening diseases.  Our product development programs focus on large pharmaceutical markets with significant unmet medical needs.

We currently have ten products in development, seven of which are in clinical development, with two products in expanded human trials for safety and efficacy, known as Phase III clinical trials.  We have five products in earlier stage trials for dosing, and preliminary safety and efficacy, known as Phase I and Phase II clinical trials.  In addition to these programs, we have three products in pre-clinical development.

We are independently developing our product candidates and also utilizing strategic partnerships, including collaborations with Novartis Pharma AG (Novartis) and Schering AG (Schering), as well as collaborations with several government-sponsored clinical cooperative groups.  These collaborations help fund product development and enable us to retain significant economic interest in our products.

The following table provides a summary status of our products in development:

Product	Potential Indication(s)	Phase of Development	Marketing Rights
Iloperidone	Schizophrenia, psychosis	Phase III	Novartis Pharma AG
Spheramine	Parkinson’s disease	Phase II (planned for 2H 2002)	Schering AG
CeaVac	Colorectal, gastrointestinal and pancreatic cancer	Phase III (colorectal cancer)	Titan
TriAb	Breast and ovarian cancer	Phase II (breast cancer)	Titan
TriGem & TriAb	Small cell lung cancer	Phase II (planned for 2H 2002)	Titan
CeaVac & TriAb	Metastatic breast, non-small cell lung, and colorectal cancer	Phase II	Titan
Pivanex	Non-small cell lung cancer	Phase II	Titan
Gallium Maltolate	Myeloma, prostate and bladder cancer, lymphoma, HIV	Phase I/II	Titan
RB94	Head, neck, and pancreatic cancer	Pre-clinical	Titan
Probuphine	Opiate addiction	Pre-clinical	Titan
Promafen	Alcohol addiction	Pre-clinical	Titan

Our products are at various stages of development and may not be successfully developed or commercialized. We do not currently have any products being commercially sold.  Our proposed products will require significant further capital expenditures, development, testing, and regulatory clearances prior to commercialization.  We may experience unanticipated problems relating to product development and cannot predict whether we will successfully develop and commercialize any products.  An estimation of product completion dates and completion costs can vary significantly for each product and are difficult to predict.  Various statutes and regulations also influence our product development progress and the success of obtaining approval is highly uncertain.  For a full discussion of risks and uncertainties in our product development, see “Risk Factors — Our products are at various stages of development and may not be successfully developed or commercialized” in our 2001 annual report on Form 10-K.

Results of Operations

Revenues for the first quarter 2002 were approximately $2.3 million compared to $600,000 for the same quarter in 2001, an increase of approximately $1.7 million.  The increase in revenue was primarily due to a $2.0 million milestone payment from Schering following successful completion of the Phase I/II study and Schering's decision to initiate randomized clinical testing of Spheramine for the treatment of patients with late-stage Parkinson’s disease.

Research and development expenses for the first quarter 2002 were $7.5 million, compared to $5.0 million for the same quarter in 2001. The increase resulted primarily from our increased clinical and pre-clinical activities, including our ongoing randomized, placebo-controlled Phase III clinical study of CeaVac in Dukes D colorectal cancer, as well as increased expenditures associated with our combination CeaVac and TriAb clinical trials, and clinical studies with Pivanex and gallium maltolate.

General and administrative expenses for the first quarter 2002 were $1.2 million compared to $1.6 million for the same quarter in 2001.  The decrease resulted primarily from certain non-recurring infrastructure development costs and non-cash compensation charges in 2001.

Other income, net, for the first quarter 2002 was $1.4 million compared to $1.5 million in the first quarter 2001.  The decrease, primarily in interest income, was a result of lower interest rates and a lower balance of cash and marketable securities.

Our net loss for the first quarter 2002 was $5.0 million, or $0.18 per share, compared to $4.5 million, or $0.16 per share, for the same quarter in 2001.

Liquidity and Capital Resources

                We have funded our operations since inception through our initial public offering and private placements of our securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government sponsored research grants.  At March 31, 2002, we had $96.0 million of cash, cash equivalents, and marketable securities.

                Our operating activities used $7.8 million and $4.8 million of cash in the first quarter 2002 and 2001, respectively.  Uses of cash in operating activities were primarily to fund product development programs and administrative expenses.  We have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities.  The aggregate commitments we have under these agreements, including minimum license payments, for the next 12 months is approximately $0.9 million.  Certain of the licenses require us to pay royalties on future product sales, if any.  In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent related costs and diligent efforts in product development.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

                Our market risk disclosures set forth in our Form 10-K for the period ended December 31, 2001, have not changed significantly.

PART II

Item 6.        Exhibits and Reports on Form 8-K

(b)   Reports on Form 8-K

There were no current reports on Form 8-K filed for the quarter ended March 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

May 14, 2002	By:	/s/ Louis R. Bucalo
Louis R. Bucalo, M.D.
Chairman, President and Chief Executive Officer

May 14, 2002	By:	/s/ Robert E. Farrell
Robert E. Farrell
Executive Vice President and Chief Financial Officer