Form 10-Q
period 2002-06-30
TITAN PHARMACEUTICALS INC
filed 2002-08-14
CIK 910267

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 2002.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒No☐

There were 27,642,085 shares of the Registrant’s Common Stock issued and outstanding on August 6, 2002.

Titan Pharmaceuticals, Inc.

Part I.  Financial Information

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2002	2001
	(unaudited)	(Note A)
Assets
Current assets
Cash and cash equivalents	$6,298	$5,772
Marketable securities	83,318	99,279
Prepaid expenses, receivables, and other current assets	1,203	906
Total current assets	90,819	105,957
Furniture and equipment, net	801	575
Investment in other companies	300	600
	$91,920	$107,132
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$849	$894
Accrued clinical trials expenses	1,906	2,156
Other accrued liabilities	1,004	714
Deferred contract revenue	—	2,000
Total current liabilities	3,759	5,764
Minority interest - Series B preferred stock of Ingenex, Inc.	1,241	1,241
Stockholders’ equity
Common stock, at amounts paid in	191,686	191,684
Additional paid-in capital	9,118	9,017
Deferred compensation	(731)	(795)
Accumulated deficit	(113,652)	(101,670)
Accumulated other comprehensive income	499	1,891
Total stockholders’ equity	86,920	100,127
	$91,920	$107,132

Note A:  The balance sheet has been derived from the audited financial statements at that datebut does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements presentation.

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amount)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Contract and grant revenue	$151	$373	$2,498	$953
License revenue	—	2,500	—	2,500
Total revenue	151	2,873	2,498	3,453

Operating expenses:
Research and development	6,919	5,341	14,405	10,340
General and administrative	1,391	1,211	2,601	2,795
Total operating expenses	8,310	6,552	17,006	13,135
Loss from operations	(8,159)	(3,679)	(14,508)	(9,682)

Other income (expense):
Interest income, net	1,447	1,867	2,854	3,402
Other expense	(320)	(22)	(328)	(73)
Other income, net	1,127	1,845	2,526	3,329
Net loss	$(7,032)	$(1,834)	$(11,982)	$(6,353)

Basic and diluted net loss per share	$(0.25)	$(0.07)	$(0.43)	$(0.23)

Weighted average shares used in computing basic and diluted net loss per share	27,642	27,619	27,642	27,544

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(11,982)	$(6,353)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	567	258
Non-cash compensation related to stock options	165	161
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	(396)	(565)
Accounts payable and other accrued liabilities	(5)	451
Deferred contract revenue	(2,000)	—
Net cash used in operating activities	(13,651)	(6,048)

Cash flows from investing activities:
Purchases of furniture and equipment, net	(394)	(125)
Purchases of marketable securities	(8,095)	(41,890)
Proceeds from maturities of marketable securities	14,133	31,200
Proceeds from sales of marketable securities	8,531	7,030
Net cash provided by (used in) investing activities	14,175	(3,785)

Cash flows from financing activities:
Issuance of common stock, net	2	849
Net cash provided by financing activities	2	849

Net increase (decrease) in cash and cash equivalents	526	(8,984)
Cash and cash equivalents at beginning of period	5,772	20,300
Cash and cash equivalents at end of period	6,298	11,316
Marketable securities at end of period	83,318	101,806
Cash, cash equivalents and marketable securities at end of period	$89,616	$113,122

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Titan and its subsidiaries after elimination of all significant intercompany accounts and transactions. Certain prior year balances have been reclassified to conform to the current year presentation.  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Operating Subsidiaries

We conduct a small portion of our operations through two subsidiaries: Ingenex, Inc. and ProNeura, Inc.  At June 30, 2002, we owned 81% of Ingenex (assuming the conversion of all preferred stock to common stock) and 79% of ProNeura.

2.              Net Loss Per Share

We calculate net loss per share using the weighted average common shares outstanding for the period.  For periods ended June 30, 2002 and 2001, the effect of an additional 5,415,516 and 3,860,610 shares, respectively, related to our authorized and issued convertible preferred stock and options, were not included in the computation of diluted earnings per share because they are anti-dilutive.

3.              Comprehensive Income

Comprehensive income is comprised of net loss and other comprehensive income.  The only component of other comprehensive income is unrealized gains and losses from our marketable securities.  Comprehensive loss for the three and six months ended June 30, 2002 were $7.2 million and $13.4 million, respectively, and for the three and six months ended June 30, 2001 were $2.1 million and $5.4 million, respectively.

4.              Related Parties Transactions

                In 2001, we provided certain relocation loans to employees in connection with employment.  In February 2001, we made a loan to a vice president officer in the principal amount of $373,000 bearing interest at the prime rate.  The loan was due and payable on August 7, 2002.  As of August 14, 2002, $200,000 has been repaid leaving a principal balance of $173,000.

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

The results of a study evaluating the potential effect of iloperidone, an antipsychotic medication in development, on the EKG profile of patients receiving the drug were announced in July 2002.  The study indicated that results for iloperidone were roughly comparable to that for ziprasidone, one of the approved agents in the study.  The potential of these data to support any possible regulatory submission for iloperidone is not currently known.  In addition, this may potentially limit the opportunity of iloperidone as first line therapy for schizophrenia.  Novartis and Titan are currently preparing to evaluate next steps for the iloperidone program.

The following table provides a summary status of our products in development:

Product	Potential Indication(s)	Phase of Development	Marketing Rights
Iloperidone	Schizophrenia, psychosis	Phase III	Novartis Pharma AG
Spheramine	Parkinson’s disease	Phase II (planned for 2H 2002)	Schering AG
CeaVac	Colorectal, gastrointestinal and pancreatic cancer	Phase III (colorectal cancer)	Titan
TriAb	Breast and ovarian cancer	Phase II (breast cancer)	Titan
TriGem & TriAb	Small cell lung cancer	Phase II (planned for 2H 2002)	Titan
CeaVac & TriAb	Metastatic breast, non-small cell lung, and colorectal cancer	Phase II	Titan
Pivanex	Non-small cell lung cancer	Phase II	Titan
Gallium Maltolate	Myeloma, prostate and bladder cancer, lymphoma	Phase I/II	Titan
Probuphine	Opiate addiction	Pre-clinical	Titan
Promafen	Alcohol addiction	Pre-clinical	Titan
RB94	Head, neck, and pancreatic cancer	Pre-clinical	Titan

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

Results of Operations

Revenues for the second quarter of 2002 were approximately $150,000, compared to $2.9 million for the same quarter in 2001.  For the first six months of 2002, revenues were $2.5 million, compared to $3.5 million for the same six-month period in 2001.  The decrease in revenue for the six-month period was due to additional revenue in 2001 from a one-time $2.5 million license fee payment from Novartis, partially offset by a $2.0 million milestone payment received from Schering in 2002 following the successful completion of our Phase I/II study and Schering’s decision to initiate expanded clinical testing of Spheramine for the treatment of patients with late-stage Parkinson’s disease.

Research and development expenses for the second quarter 2002 were $6.9 million, compared to $5.3 million for the same quarter in 2001.  For the first six months of 2002, research and development expenses were $14.4 million, compared to $10.3 million for the same six-month period in 2001.  The increase resulted primarily from our expanded clinical and pre-clinical operations, including planned increases in expenditures associated with our ongoing randomized, placebo-controlled Phase III clinical study of CeaVac in Dukes D colorectal cancer, as well as our clinical studies of CeaVac and TriAb and progress in our pre-clinical development of drug candidates for the treatment of opiate and alcohol addiction.

General and administrative expenses for the second quarter 2002 were $1.4 million compared to $1.2 million for the same quarter in 2001.  For the first six months of 2002, general and administrative expenses were $2.6 million, compared to $2.8 million for the same six-month period in 2001.  The decrease for the six-month period resulted primarily from the absence of certain non-recurring corporate development costs, while the second quarter reflected a slight increase in general and administrative support for our increased clinical and pre-clinical operations.

Other income for the second quarter 2002, net of a $300,000 write-down of certain long-term investments, was $1.1 million compared to $1.8 million for the same quarter in 2001.  For the first six months of 2002, other income, net, was $2.5 million compared to $3.3 million for the same six-month period in 2001.  The decrease, primarily in interest income, was a result of lower interest rates and decreased cash and marketable securities.

 As a result of the foregoing, we had a net loss for the second quarter 2002 of $7.0 million, or $0.25 per share, compared to $1.8 million, or $0.07 per share, for the same quarter in 2001.  For the first six months of 2002, our net loss was $12.0 million, or $0.43 per share, compared to $6.4 million, or $0.23 per share, for the same six-month period in 2001.

Liquidity and Capital Resources

                We have funded our operations since inception through our initial public offering and private placements of our securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government sponsored research grants.  At June 30, 2002, we had $89.6 million of cash, cash equivalents, and marketable securities.

                Our operating activities used $13.7 million and $6.0 million of cash in the first six months in 2002 and 2001, respectively.  Uses of cash in operating activities were primarily to fund product development programs and administrative expenses.  We have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities.  The aggregate commitments we have under these agreements, including minimum license payments, for the next 12 months is approximately $0.9 million.  Certain of our licenses require us to pay royalties on future product sales, if any.  In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent related costs and diligent efforts in product development.

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

PART II

Item 6.        Exhibits and Reports on Form 8-K

(a)                                  Exhibits

99.0         Section 906 Certification

(b)                                 Reports on Form 8-K

There were no current reports on Form 8-K filed for the quarter ended June 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

August 14, 2002	By:	/s/ Louis R. Bucalo
Louis R. Bucalo, M.D.
Chairman, President and Chief Executive Officer

August 14, 2002	By:	/s/ Robert E. Farrell
Robert E. Farrell
Executive Vice President and Chief Financial Officer