Form 10-Q
period 2002-09-30
TITAN PHARMACEUTICALS INC
filed 2002-11-15
CIK 910267

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended September 30, 2002.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

There were 27,642,085 shares of the Registrant’s Common Stock issued and outstanding on November 6, 2002.

Titan Pharmaceuticals, Inc.

Part I.  Financial Information

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2002	2001
	(unaudited)	(Note A)
Assets
Current assets
Cash and cash equivalents	$7,037	$5,772
Marketable securities	74,412	99,279
Prepaid expenses, receivables, and other current assets	1,294	906
Total current assets	82,743	105,957
Furniture and equipment, net	996	575
Investment in other companies	300	600
	$84,039	$107,132
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,175	$894
Accrued clinical trials expenses	1,337	2,156
Other accrued liabilities	906	714
Deferred contract revenue	—	2,000
Total current liabilities	3,418	5,764
Minority interest - Series B preferred stock of Ingenex, Inc.	1,241	1,241
Stockholders' equity
Common stock, at amounts paid in	191,685	191,684
Additional paid-in capital	9,157	9,017
Deferred compensation	(689)	(795)
Accumulated deficit	(120,948)	(101,670)
Accumulated other comprehensive income	175	1,891
Total stockholders' equity	79,380	100,127
	$84,039	$107,132

Note A:  The balance sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statement presentation.

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amount)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Contract and grant revenue	$158	$530	$2,656	$1,483
License revenue	—	—	—	2,500
Total revenue	158	530	2,656	3,983

Operating expenses:
Research and development	7,202	5,756	21,607	16,096
General and administrative	1,314	1,312	3,915	4,107
Total operating expenses	8,516	7,068	25,522	20,203
Loss from operations	(8,358)	(6,538)	(22,866)	(16,220)

Other income (expense):
Interest income, net	1,070	1,770	3,924	5,172
Other expense	(8)	(19)	(336)	(92)
Other income, net	1,062	1,751	3,588	5,080
Net loss	$(7,296)	$(4,787)	$(19,278)	$(11,140)

Basic and diluted net loss per share	$(0.26)	$(0.17)	$(0.70)	$(0.40)

Weighted average shares used in computing basic and diluted net loss per share	27,642	27,643	27,642	27,577

See Notes to Condenses Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(19,278)	$(11,140)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	912	413
Non-cash compensation related to stock options	245	498
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	(729)	(865)
Accounts payable and other accrued liabilities	(346)	57
Deferred contract revenue	(2,000)	—
Net cash used in operating activities	(21,196)	(11,037)

Cash flows from investing activities:
Purchases of furniture and equipment, net	(692)	(204)
Purchases of marketable securities	(14,922)	(61,299)
Proceeds from maturities of marketable securities	29,543	41,495
Proceeds from sales of marketable securities	8,531	16,127
Net cash provided by (used in) investing activities	22,460	(3,881)

Cash flows from financing activities:
Issuance of common stock, net	1	850
Net cash provided by financing activities	1	850

Net increase (decrease) in cash and cash equivalents	1,265	(14,068)
Cash and cash equivalents at beginning of period	5,772	20,300
Cash and cash equivalents at end of period	7,037	6,232
Marketable securities at end of period	74,412	102,681
Cash, cash equivalents and marketable securities at end of period	$81,449	$108,913

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Titan and its subsidiaries after elimination of all significant intercompany accounts and transactions. Certain prior year balances have been reclassified to conform to the current year presentation.  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Operating Subsidiaries

We conduct a small portion of our operations through two subsidiaries: Ingenex, Inc. and ProNeura, Inc.  At September 30, 2002, we owned 81% of Ingenex (assuming the conversion of all preferred stock to common stock) and 79% of ProNeura.

2.              Net Loss Per Share

We calculate net loss per share using the weighted average common shares outstanding for the period.  For periods ended September 30, 2002 and 2001, the effect of an additional 6,387,714 and 4,662,448 shares, respectively, related to our authorized and issued convertible preferred stock and options, were not included in the computation of diluted earnings per share because they are anti-dilutive.

3.              Comprehensive Income

Comprehensive income is comprised of net loss and other comprehensive income.  The only component of other comprehensive income is unrealized gains and losses from our marketable securities.  Comprehensive loss for the three and nine months ended September 30, 2002 were $7.6 million and $21.0 million, respectively, and for the three and nine months ended September 30, 2001 were $3.9 million and $9.4 million, respectively.

4.              Related Parties Transactions

                In February 2001, we made a loan to a vice president officer in the principal amount of $373,000 bearing interest at prime rate.  The loan was due and payable on August 7, 2002.  As of November 14, 2002, the remaining principal balance is $53,000 and it is expected that the remaining balance will be repaid by year end 2002.

5.              Spheramine milestone payment from Schering AG

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

                Spheramine®, CeaVac®, TriAb®, TriGem™, Pivanex®, CCM™, Probuphine™, Apromax™, and Promafen™  are trademarks of Titan Pharmaceuticals, Inc.

Overview

We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system disorders, cancer, and other serious and life threatening diseases.  Our product development programs focus on large pharmaceutical markets with significant unmet medical needs.

We currently have 12 products in development, seven of which are in clinical development, with two products in expanded human trials for safety and efficacy, known as Phase III clinical trials.  We have five products in earlier stage trials for dosing, and preliminary safety and efficacy, known as Phase I and Phase II clinical trials.  In addition to these programs, we have three products in pre-clinical development.

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

The following table provides a summary status of our products in development:

CNS Products in Development

Product	Potential Indication(s)	Phase of Development	Marketing Rights
Iloperidone	Schizophrenia, psychosis	Phase III	Novartis Pharma AG
Spheramine	Parkinson’s Disease	Phase II (to be initiated Q4 2002)	Schering AG
Probuphine	Opiate addiction	Phase I (to be initiated Q1 2003)	Titan
Promafen	Alcoholism	Pre-clinical	Titan
Apromax	Parkinson’s Disease	Pre-clinical	Titan

Oncology Products in Development

Product	Potential Indication(s)	Phase of Development	Marketing Rights
CeaVac	Colorectal, gastrointestinal and pancreatic cancer	Phase III (colorectal cancer)	Titan
TriAb	Breast and ovarian cancer	Phase II (breast cancer)	Titan
CeaVac & TriAb	Metastatic breast, non-small cell lung, and colorectal cancer	Phase II (colorectal cancer, non-small cell lung cancer)	Titan
TriGem & TriAb	Small cell lung cancer	Phase II (to be initiated Q4 2002)	Titan
Pivanex	Non-small cell lung cancer	Phase II	Titan
Gallium Maltolate	Myeloma, prostate and bladder cancer, lymphoma	Phase I/II	Titan
RB94	Head, neck, and pancreatic cancer	Pre-clinical	Titan

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

Results of Operations

Revenues for the third quarter of 2002 were $158,000, compared to $0.5 million for the same quarter in 2001.  For the first nine months of 2002, revenues were $2.7 million, compared to $4.0 million for the same nine-month period in 2001.  The higher revenue in 2001 was a result of higher one-time license fee payments to Titan from corporate partners, higher contract revenue and SBIR grant payments for a program which was completed in Q1 2002.

Research and development expenses for the third quarter of 2002 were $7.2 million, compared to $5.8 million for the same quarter in 2001.  For the first nine months of 2002, research and development expenses were $21.6 million, compared to $16.1 million for the same nine-month period in 2001.  The increase resulted primarily from our expanded clinical and pre-clinical operations, including planned increases in expenditures associated with our ongoing randomized, placebo-controlled Phase III clinical study of CeaVac in Dukes D colorectal cancer, our study of gallium maltolate in several different cancers, as well as other clinical studies of CeaVac and TriAb and progress in our pre-clinical development of drug candidates for the treatment of opiate and alcohol addiction.

General and administrative expenses for the third quarter of 2002 were $1.3 million compared to $1.3 million for the same quarter in 2001.  For the first nine months of 2002, general and administrative expenses were $3.9 million, compared to $4.1 million for the same nine-month period in 2001.  The slight decrease for the nine-month period resulted primarily from the absence of certain administrative costs.

Other income, net, for the third quarter of 2002 was $1.1 million compared to $1.8 million for the same quarter in 2001.  For the first nine months of 2002, other income, net of a $300,000 write-down of certain long-term investments, was $3.6 million compared to $5.1 million for the same nine-month period in 2001.  The decrease, primarily in interest income, was a result of lower interest rates and decreased cash and marketable securities.

 As a result of the foregoing, we had and expected net loss for the third quarter of 2002 of $7.3 million, or $0.26 per share, compared to $4.8 million, or $0.17 per share, for the same quarter in 2001.  For the first nine months of 2002, our net loss was $19.3 million, or $0.70 per share, compared to $11.1 million, or $0.40 per share, for the same nine-month period in 2001.

Liquidity and Capital Resources

                We have funded our operations since inception through our initial public offering and private placements of our securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government sponsored research grants.  At September 30, 2002, we had $81.4 million of cash, cash equivalents, and marketable securities.

                Uses of cash in operating activities were primarily to fund product development programs and administrative expenses.  Our operating activities used $21.2 million and $11.0 million of cash in the first nine months in 2002 and 2001, respectively.  We have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities.  The aggregate commitments we have under these agreements, including minimum license payments, for the next 12 months is approximately $0.6 million.  Certain of our licenses require us to pay royalties on future product sales, if any.  In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent related costs and diligent efforts in product development.

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

Item 4.        Controls and Procedures

Based on the evaluation by Titan under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Titan’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended (the Exchange Act), as of a date within 90 days of the filing date of this quarterly report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by Titan in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s rules and forms.

Subsequent to the date of their evaluation, there were no significant changes in Titan’s internal controls or in other factors that could significantly affect these controls nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II

Item 4.        Submission of Matters to a Vote of Security Holders

                On August 15, 2002, the Company held its Annual Meeting of Stockholders.  Matters voted upon at the meeting and the number of affirmative votes, negative votes, withheld votes and abstentions cast with respect to each such matter were as follows:

		Affirmative	Withheld
		Votes	Votes
1.	Election of the Company’s Directors:
	Louis R. Bucalo, M.D.	19,539,655	1,985,907
	Ernst-Günter Afting, M.D., Ph.D.	20,516,587	1,008,975
	Victor J. Bauer, Ph.D.	19,532,605	1,992,957
	Eurelio M. Cavalier	20,517,137	1,008,425
	Michael K. Hsu	20,520,287	1,005,275
	Hubert Huckel, M.D.	20,513,641	1,011,921
	M. David MacFarlane, Ph.D.	20,517,287	1,008,275
	Ley S. Smith	20,501,526	1,024,036
	Konrad M. Weis, Ph.D.	20,498,555	1,027,007

	Affirmative	Against
	Votes	Votes	Abstentions

2. Approval and ratification of the Company’s 2002 Stock Option Plan	8,713,388	2,285,888	63,611

There were 10,462,675 broker non-votes on this matter.

3. Approval of the appointment of Ernst & Young LLP as independent auditors	21,199,882	295,233	30,447

                As a result of the foregoing, each of the nominees was elected director of the Company until the next annual meeting of stockholders or until their successor is elected and qualified, the Company’s 2002 Stock Option Plan was approved and ratified, and the appointment of Ernst & Young LLP as the Company’s independent auditors was approved.

Item 6.        Exhibits and Reports on Form 8-K

(a)                                  Exhibits

99.0                           Section 906 Certifications

(b)                                 Reports on Form 8-K

We filed a current report on Form 8-K with the Securities Exchange Commission on July 22, 2002 to announce Novartis Pharma AG has completed a study evaluating the potential effect of iloperidone, an antipsychotic medication in development, on the EKG profile of patients receiving the drug.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

November 14, 2002	By:	/s/ Louis R. Bucalo
Louis R. Bucalo, M.D.
Chairman, President and Chief Executive Officer

November 14, 2002	By:	/s/ Robert E. Farrell
Robert E. Farrell, J.D.
Executive Vice President and Chief Financial Officer

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Louis R. Bucalo, M.D., Chairman, President and Chief Executive Officer of Titan Pharmaceuticals, Inc., certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Titan Pharmaceuticals, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Louis R. Bucalo
Louis R. Bucalo, M.D.
Chairman, President and Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Robert E. Farrell, J.D., Executive Vice President and Chief Financial Officer of Titan Pharmaceuticals, Inc., certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Titan Pharmaceuticals, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Robert E. Farrell
Robert E. Farrell, J.D.
Executive Vice President and Chief Financial Officer