Form 10-K
period 2002-12-31
TITAN PHARMACEUTICALS INC
filed 2003-03-31
CIK 910267

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-27436

TITAN PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3171940
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

400 Oyster Point Blvd., Suite 505, South San Francisco, California 94080
(Address of principal executive offices, including zip code)

(650) 244-4990
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to the filing requirements for the past ninety (90) days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        The aggregate market value of the 21,836,334 shares of voting and non-voting common equity held by non-affiliates of the registrant based on the closing price on June 30, 2002 was $73.2 million.

        As of March 24, 2003, 27,642,085 shares of common stock, $.001 par value, of the registrant were issued and outstanding.

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

        Spheramine®, Pivanex®, Probuphine™, CeaVac®, TriAb®, TriGem™ and CCM™ are trademarks of Titan Pharmaceuticals, Inc. This Form 10-K also includes trade names and trademarks of companies other than Titan Pharmaceuticals, Inc.

Item 1. Business

(a)    General Development of Business

        Titan Pharmaceuticals, Inc. is a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system (CNS) disorders, cancer, and other serious and life threatening diseases. Our product development programs focus on large pharmaceutical markets with significant unmet medical needs and commercial potential. We currently have eight products under development, with our internal resources focused primarily on clinical development of the following products:

  •
  Spheramine: for the treatment of late stage Parkinson's disease.
  •
  Pivanex: for the treatment of non-small cell lung cancer.
  •
  Gallium maltolate: for the treatment of several cancers and bone related disease associated with cancer.
  •
  Probuphine: for the treatment of opiate addiction.

        We are directly developing our product candidates and also utilizing strategic partnerships, including a collaboration with Schering AG (Schering), as well as collaborations with Novartis Pharma AG (Novartis), and with several government-sponsored clinical cooperative groups. These collaborations help fund product development and enable us to retain significant economic interest in our products.

        Following the announcement of clinical study results last year, discussed in detail later, we are continuing to evaluate opportunities for the continued development of iloperidone for the treatment of schizophrenia, and the monoclonal antibodies—CeaVac, TriAb, and TriGem—for the treatment of various cancers. These programs are focused on externally funded collaborations for further support and development. In addition, Spheramine development is primarily funded by our corporate partner for Spheramine, Schering AG.

        Titan was incorporated in Delaware in February 1992 and has been funded through various sources, including an initial public offering in January 1996 and private placements of securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants.

        Some of our product development work is conducted through our two consolidated subsidiaries: Ingenex, Inc., and ProNeura, Inc. References to us and our products throughout this document include the products under development by the two subsidiaries.

(b)    Financial Information About Industry Segments

        We operate in only one business segment, the development of pharmaceutical products.

(c)    Narrative Description Of Business

Product Development Programs

        The following table provides summary status of our products in development:

Product	Potential Indication(s)	Phase of Development	Marketing Rights
Spheramine	Parkinson's Disease	Phase IIb	Schering AG
Pivanex	Non-small cell lung cancer	Phase IIb	Titan
Gallium Maltolate	Myeloma, prostate and bladder cancer, lymphoma, bone disease associated with cancer	Phase I/II	Titan
Probuphine	Opiate addiction	Phase I (to be initiated Q2 2003)	Titan
Iloperidone	Schizophrenia, psychosis	Phase III*	Novartis Pharma AG
CeaVac	Colorectal, gastrointestinal and pancreatic cancer	Phase III (colorectal cancer)*	Titan
CeaVac & TriAb	Limited stage non-small cell lung cancer	Phase II (co-operative group study)	Titan
CeaVac & TriAb	Resected Dukes D colorectal cancer	Phase II (co-operative group study)	Titan
TriGem & TriAb	Small cell lung cancer	Phase II (co-operative group study)	Titan

*Further development under review

        The following four programs comprise Titan's primary internal development focus:

  Spheramine—Parkinson's Disease

        We are engaged in the development of cell-based therapeutics for the treatment of neurologic diseases. Our first product under development utilizing a proprietary cell-coated microcarrier (CCM) technology is Spheramine for the treatment of Parkinson's disease. Our proprietary technology enables the development of cell-based therapies for minimally-invasive, site-specific delivery to the central nervous system of therapeutic factors precisely where they are needed in order to treat the neurologic disease.

        Spheramine consists of microcarriers coated with L-dopa-producing human retinal pigment epithelial cells that directly enhance brain levels of dopamine, a neurotransmitter deficient in certain brain regions in Parkinson's disease, leading to movement disorders. Preclinical studies have demonstrated the preliminary efficacy and safety of Spheramine, including blinded studies in a primate model of Parkinson's disease. Positron emission tomography (PET) imaging studies have confirmed the presence of increased dopamine signals in regions treated with Spheramine. A pilot clinical study of Spheramine performed by Titan in six patients with late-stage Parkinson's disease demonstrated substantial improvement (average 48%) in motor function in all six patients at one year post treatment with no significant adverse events. These results were reported at the American Academy of Neurology (AAN) annual meeting in 2002. Data from this study at two years post treatment continues to look very promising and will be presented at the AAN meeting in April 2003. In December 2002, we announced the initiation of a multicenter, randomized, blinded, controlled study of Spheramine in Parkinson's disease. The newly launched Phase IIb clinical study will enroll 68 patients with later-stage Parkinson's disease (Hoehn and Yahr Stages III and IV) to further evaluate the efficacy, safety, and tolerability of Spheramine. Schering AG, Germany, Titan's corporate partner for worldwide development and commercialization of Spheramine, is fully funding the clinical development program for Spheramine. Under this agreement, Schering received exclusive, worldwide development, manufacturing and commercialization rights, and, in addition to the clinical and manufacturing development funding and milestone payments, Schering will pay us a royalty on future product sales. In February 2002, Titan announced the receipt of a $2 million milestone payment from Schering following the successful completion of Titan's Phase I/II clinical study of Spheramine, and the decision by Schering to initiate larger, randomized clinical testing of Spheramine for the treatment of late-stage Parkinson's disease.

  Pivanex

        Pivanex is a novel small molecule that acts by inhibiting key enzymes called histone deacetylases, which are responsible for changing the expression of cancer-related genes. By altering gene expression, Pivanex slows cancer cell growth and causes destruction of cancer cells. Unlike traditional chemotherapeutic drugs which often kill both cancer cells and normal cells, thereby causing systemic side effects such as anemia, nausea, vomiting and risk of infection, Pivanex's novel approach substantially spares normal cells while slowing the growth of cancer cells and causing cancer cells to undergo programmed cell death or apoptosis. In May 2002, we presented data at the American Society of Clinical Oncology Annual Meeting showing that Pivanex demonstrated clinical benefit and showed promise for treatment of refractory non-small cell lung cancer (NSCLC) in a recently completed Phase II study. In this multi-center, open-label study, 47 patients with advanced NSCLC who had failed prior chemotherapy were treated with Pivanex. Results showed disease stabilization of 12 weeks or more in 30 percent of all patients and responses in 4.3 percent. In 29 patients whose cancer had progressed after one or two prior chemotherapy regimens, one-year survival was 47 percent and median survival was 11.1 months. This compares well to historical data with the approved agent in this setting, docetaxel, in similar patient groups, where one-year survival was 37 percent and median survival was 7.5 months. In addition, patients treated with Pivanex in this preliminary Phase II study showed decreased pleural effusions, weight gain, decreased cough and resolution of hemoptysis. Pivanex was very well tolerated, without severe side effects such as nausea, vomiting and decreased blood cells seen with many current cancer treatments.

        In January 2003, we initiated a dose escalation study to assess the safety of Pivanex combined with docetaxel as a second line treatment of NSCLC, the objective of which is to establish a safe and effective dose to be used in a subsequent Phase IIb trial that will randomize 225 patients with advanced, refractory NSCLC to Pivanex plus docetaxel versus docetaxel alone. This study is expected to commence in mid 2003 with initial results available by the end of 2004.

  Gallium Maltolate

        Gallium maltolate is an orally administered form of gallium, a semi-metallic element. Intravenously administered gallium has demonstrated preliminary evidence in independent studies of clinical activity in several cancers, including multiple myeloma, lymphoma, bladder cancer and prostate cancer. Intravenous gallium, as gallium nitrate, received FDA approval in 1991 for hypercalcemia of malignancy. Evidence suggests that gallium may combine the desirable properties of naturally concentrating at sites of malignancy and then acting at these sites to inhibit abnormal cell proliferation. Gallium maltolate has two distinct potential actions: directly targeting and killing cancer cells, and protecting bone from the effects of tumor metastasis. A key enzyme essential for DNA replication in cancer cells is ribonucleotide reductase, which is active when bound to ferric iron. Gallium concentrates in tumor tissues and by substituting for ferric iron inhibits the activity of ribonucleotide reductase. This action inhibits DNA synthesis and cancer cell growth.

        Gallium maltolate has already been shown to safely provide sustained blood levels of gallium for the potential treatment of cancer and other diseases. Titan is currently evaluating gallium maltolate in

Phase I/II clinical studies in multiple myeloma, metastatic prostate cancer, metastatic bladder cancer and refractory lymphoma. A Phase II study in bone disease related to metastatic cancer is planned to be initiated in the second half of 2003.

  Probuphine

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

        Our first product based upon this delivery system is Probuphine, which is expected to provide therapeutic levels of buprenorphine for the treatment of opiate addiction. Buprenorphine has demonstrated effectiveness in clinical studies as an oral therapy in the treatment of opiate addiction and was recently approved for marketing in the U.S. In June 2002, we presented data at the International Conference on Pain and Chemical Dependency in New York demonstrating that Probuphine continuously delivered buprenorphine for eight months in preclinical studies. Based on these results, Titan plans to initiate clinical testing of Probuphine in the first half of 2003 in patients currently receiving oral buprenorphine therapy for opiate addiction. The product is implanted subcutaneously to provide systemic delivery as body fluids wash over the implant and the drug is released. This results in a more constant rate of release similar to intravenous administration. We believe that such long-term, linear release characteristics are highly desirable by avoiding peak and trough level dosing that poses problems for many CNS and other therapeutic agents.

        The status of additional programs is as follows:

  Iloperidone—Schizophrenia and Related Psychotic Disorders

        Iloperidone has been evaluated in an extensive Phase III program comprising over 3,500 patients at more than 200 sites in 24 countries, administered and funded by Novartis. In three completed efficacy studies, iloperidone statistically significantly reduced the symptoms of schizophrenia compared to placebo. Iloperidone has also been investigated in three 12-month safety studies, which confirm safety and tolerability. Additionally, Novartis has completed a study in elderly patients with good results. Although iloperidone was considered safe in the above efficacy studies, it has shown a dose dependent increase in the QTc interval.

        The results of a study evaluating the potential effect of iloperidone on the EKG profile (QTc interval prolongation) of patients receiving the drug were announced in July 2002. The study indicated that there was a dose dependent increase in QTc interval and results for iloperidone were roughly comparable to that for ziprasidone, one of the currently marketed agents in the study. The FDA has concurred with this assessment and has indicated that one additional successful pivotal Phase III study is necessary to complete the efficacy data package prior to NDA submission. The QTc profile may potentially limit the opportunity of iloperidone as first line therapy for schizophrenia. Novartis is currently evaluating the next steps for the iloperidone program, which may include sublicensing the compound to another company, continuing iloperidone development, or returning the rights to Titan.

  Immunotherapeutics

        Titan's monoclonal antibody therapeutics under development mimic specific antigens that are primarily present on the targeted cancer cell and are not commonly found on normal tissue. From a structural perspective, the antibody bears an epitope that is conformationally similar to the cancer antigen. When injected into a patient, the antibody serves as a trigger for the normal immune system's response to produce anti-cancer antibodies to attack cancer cells.

        These products have each demonstrated a robust immune response in humans against antigens associated with colon cancer, breast cancer, ovarian cancer, small cell lung cancer, melanoma and other cancers. The products and programs are summarized below:

  •
  CeaVac—The target epitope mimicked by the novel monoclonal antibody CeaVac, carcinoembryonic antigen (CEA), is present in the largest group of cancers, adenocarcinomas. When injected in humans, CeaVac can generate an immune response against CEA. In December 2002, we announced results of a Phase III randomized, placebo-controlled study of CeaVac in patients with metastatic colorectal cancer receiving chemotherapy with 5-fluorouracil (5-FU) and leucovorin. Preliminary analysis from the study demonstrated a trend toward overall survival improvement of approximately 2 to 3 months in patients receiving more than 5 doses of CeaVac versus placebo (modified intent-to-treat population) but failed to demonstrate a statistically significant improvement in the primary endpoint of survival in the overall efficacy evaluable population or intent-to-treat population. We are further evaluating the study results and may continue product development, if warranted, through externally supported collaborations.
  •
  TriAb—TriAb is a novel monoclonal antibody that mimics an epitope on the Human Milk Fat Globule (HMFG) and when injected in humans, can generate an immune response against HMFG, a tumor antigen expressed in several cancers, such as breast, ovarian, colon, pancreatic and non-small cell lung cancer.
  •
  TriGem—TriGem is a novel monoclonal antibody that has demonstrated the ability to generate an immune response against the GD2 ganglioside tumor antigen which is expressed on melanoma, small cell lung cancer, neuroblastoma and sarcoma.

        The cancer target antigens mimicked by CeaVac, TriAb and TriGem are prevalent in more than 50% of solid tumors, and in the case of several cancers more than one of these antigens is present. We are taking advantage of this opportunity by using more than one monoclonal antibody in the treatment of certain cancers. We have three clinical trials in progress that utilize combinations of CeaVac, TriAb and TriGem and are funded by the National Cancer Institute (NCI), specifically:

  •
  A Phase II study conducted by the Radiation Therapy Oncology Group utilizing a combination of CeaVac and TriAb in patients with limited stage non-small cell lung cancer,
  •
  A Phase II study conducted by the Cancer and Leukemia Group B utilizing a combination of CeaVac and TriAb in patients with resected Dukes D colorectal cancer, and
  •
  A Phase II study conducted by the Southwest Oncology Group utilizing a combination of TriAb and TriGem in patients with small cell lung cancer.

        We have established several collaborations with government-sponsored clinical cooperative groups to help fund and develop our cancer immunotherapy products. At the present time, further clinical development of these products will be pursued through external support from third parties such as the NCI.

  RB94 Therapy

        RB94 is a truncated variant of the Retinoblastoma (RB) gene, which encodes a tumor suppressor protein that has a critical role in regulating cell proliferation. The RB pathway is inactivated in the vast majority of cancers, and we believe that the RB94 gene product is significantly more effective at suppressing tumor cell growth and promoting tumor cell death than the full-length RB gene product.

        In June 2002, we presented data at the annual meeting of the American Society of Gene Therapy (ASGT) in Boston demonstrating that RB94 gene therapy has potent anti-tumor effects in a preclinical study of human pancreatic cancer. In addition, data was also presented in which RB94 was shown to synergize with the chemotherapeutic agent cisplatin in the treatment of head and neck cancer, as reported in a separate preclinical study. In August 2002, we published a study on the treatment of head and neck cancer with RB94 in the journal Cancer Research. In December 2002, we presented data on the down-regulation of telomerase activity and the shortening of telomeres by combined RB94 and cisplatin therapy in human head and neck squamous cell carcinoma at the American Association of Cancer Research special meeting on The Role of Telomeres and Telomerase in Cancer.

        We are currently reviewing a product development path for this product, especially in light of regulatory concerns with respect to the safety of gene therapy, and we expect further development will be funded through external collaborations and grants.

Sponsored Research and License Agreements

        We are a party to several agreements with research institutions, companies, universities and other entities for the performance of research and development activities and for the acquisition of licenses relating to such activities.

  Spheramine and Other Cell Therapy Products

        In November 1992, we acquired an exclusive, worldwide license under certain U.S. and foreign patent applications relating to the CCM technology pursuant to a research and license agreement with New York University (NYU). The NYU agreement provides for the payment of royalties based on future net sales of products and processes incorporating the licensed technology, as well as a percentage of any income we receive from any sublicense thereof. We are also obligated to reimburse NYU for all costs and expenses incurred by NYU in filing, prosecuting and maintaining the licensed patents and patent applications. We must satisfy certain other terms and conditions of the NYU agreement in order to retain our license rights. These include, but are not limited to, the use of best efforts to bring licensed products to market as soon as commercially practicable and to diligently commercialize such products thereafter. In January 2000, we entered into a sublicense agreement with Schering granting Schering exclusive worldwide commercialization rights to Spheramine. Under the agreement, Schering and Titan will collaborate on manufacturing and clinical development of cell therapy for the treatment of Parkinson's disease. We will receive funding for development activities, as well as potential reimbursement of certain prior research and development expenses. Schering will fully fund, and manage in collaboration with us, all future pilot and pivotal clinical studies, and manufacturing and development activities. Schering will pay us a royalty on net sales of Spheramine. Schering may terminate this sublicense for any reason by providing us 90 days notice in advance.

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

  Long-term Drug Delivery System

        In October 1995, we acquired from the Massachusetts Institute of Technology (MIT) an exclusive worldwide license to certain U.S. and foreign patents relating to the long-term drug delivery system. The exclusive nature of the MIT license is subject to certain conditions regarding timely performance of product development activities. We must also satisfy certain other usual terms and conditions set forth in the MIT license in order to retain our license rights, including payments of royalties based on sale of products and processes incorporating the licensed technology, as well as a percentage of income derived from sublicenses of the licensed technology.

  Iloperidone

        In January 1997, we acquired an exclusive worldwide license under U.S. and foreign patents and patent applications relating to the use of iloperidone for the treatment of psychiatric and psychotic disorders and analgesia from Aventis SA (formerly Hoechst Marion Roussel, Inc.). The Aventis agreement provides for the payment of royalties on future net sales and requires us to satisfy certain other terms and conditions in order to retain our rights, all of which have been met to date. In November 1997, we granted a worldwide sublicense, except Japan, to Novartis under which Novartis will continue, at its expense, all further development of iloperidone. In April 2001, that sublicense was extended to include Japan. Novartis will make our milestone payments to Aventis during the life of the Novartis agreement, and will also pay to Aventis and Titan a royalty on future net sales of the product. The results of a QTc study evaluating the EKG profile of patients taking iloperidone announced in July 2002 found that iloperidone has a similar profile to ziprasidone (Geodon), an approved product. These results have significantly delayed the regulatory filings for this product. Under the provisions of this sublicense agreement, Novartis has the obligation to determine, within a reasonable period of time, the next steps for the iloperidone program, which may include sublicensing the compound to another company or returning the rights to Titan.

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

  Gene Therapy Product—RB94

        In October 1992, we acquired an exclusive, worldwide license under United States and foreign patent applications assigned to Baylor College of Medicine relating to the RB gene and its truncated variant, RB94, including the use of the gene in conferring senescence to tumors. The Baylor license provides for royalties based on net sales of products and processes incorporating the licensed technology, subject to a minimum annual license payment of $36,000 and a percentage of sublicensing income arising from the license of such products and processes. Some of the additional conditions under the Baylor license require us to use reasonable best efforts to bring any products developed under the Baylor license to market, make timely payment of royalty fees, and pay all costs and expenses incurred in patent filing, prosecution and maintenance.

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

  Spheramine and Other Cell Therapy Products

        We are the exclusive licensee under a license agreement with NYU of certain U.S. and foreign patent applications relating to our CCM technology. The U.S. Patent and Trademark Office has issued four U.S. patents on the core subject material underlying the NYU license and an additional one relating to uses in delivery of gene therapy to the central nervous system. Patents have issued that cover certain aspects of our Spheramine product and its use, including four U.S. patents that will expire in 2010, 2014, 2015, and 2017, and one foreign patent that will expire in 2011. Patents have issued relating to aspects of our gene transfer technology, including one U.S. patent that will expire in 2016, and three foreign patents, two of which will expire in 2017 and one of which will expire in 2019. These dates do not include possible term extensions. Prosecution of various divisional and continuation applications and their foreign counterparts continues satisfactorily, although it is uncertain whether additional patents will be granted.

  Pivanex

        We are the exclusive licensee under the Bar-Ilan agreement of an issued U.S. patent, expiring in 2010 unless extended, patents in major European countries and Japan expiring in 2008 unless extended, a Canadian patent expiring in 2011, a Hong Kong patent expiring in 2008, and an Israeli patent expiring in 2007, all relating to Pivanex and/or formulations and uses of Pivanex. We also have a U.S. patent application pending on certain aspects of Pivanex.

  Gallium Complexes

        We are the exclusive licensee under the license agreement with Dr. Lawrence Bernstein of certain U.S. and foreign patents and patent applications relating to the gallium complexes. Nine U.S. patents and several foreign patents have issued that cover pharmaceutical compositions and methods of use for gallium complexes. Prosecution of other U.S. and foreign patent applications relating to this technology continues satisfactorily, although it is uncertain whether additional patents will be granted. Unless any terms are extended, patents in this family will begin to expire in 2009.

  Long-term Drug Delivery System

        We are the exclusive licensee under the MIT license to three U.S. patents, expiring in 2007, 2009 and 2014, and certain European patents relating to a long-term drug delivery system, expiring in 2008 and 2010.

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

  Immunotherapeutics

        We are the exclusive licensee under a license agreement with the University of Kentucky Research Foundation of certain U.S. and foreign patents and patent applications related to the anti-idiotype antibodies known as 3H1, 1A7 and 11D10 and their fragments, derivatives or analogues. U.S. and foreign patents have been issued that relate to aspects of these technologies. Prosecution of patent applications relating to these technologies continues satisfactorily, as does prosecution of various divisional and continuation applications and their foreign counterparts for all the antibodies, although it is uncertain whether additional patents will be granted. Patents that cover certain aspects of CeaVac (antibody 3H1) include two U.S. patents that will expire in 2014 and 2017, and three foreign patents, two of which will expire in 2015 and one of which will expire in 2017. Patents that cover certain aspects of TriGem (antibody 1A7) include five U.S. patents, four of which will expire in 2015 and one of which will expire in 2018, and one foreign patent which will expire in 2016. Patents that cover certain aspects of TriAb (antibody 11D10) include one U.S. patent which will expire in 2018 and one foreign patent which will expire in 2016. These dates do not include possible term extensions.

  Gene Therapy Product—RB94

        We are the exclusive licensee under the Baylor license of U.S. and foreign patents and patent applications, two of which are U.S. patents expiring in 2013 and 2016 relating to p94Rb. In particular, the issued claims relate to nucleotide sequences encoding p94Rb, to vectors comprising such nucleotide sequences, to cells comprising such vectors, and to the use of such nucleotide sequences and vectors in suppressing the proliferation of tumor cells. We are aware of the existence of a certain European patent publication made available to the public prior to the filing date of the applications from which the two U.S. patents matured. One seeking to challenge the validity of certain claims of the above-mentioned patents could argue that this publication discloses a nucleotide sequence comprising a nucleotide sequence encoding p94Rb. Although the U.S. patents are entitled to a presumption of validity, it cannot be certain that the challenged claims will not be found to be invalid in view of the disclosure of this publication.

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

  Spheramine

        With regard to Spheramine, we are aware of several new treatments for Parkinson's disease that are in pre-clinical and clinical development. Amgen Inc. is pursuing clinical trials in Parkinson's patients with glial derived neurotrophic factor (GDNF) and is collaborating with Medtronic, Inc. in its delivery to the central nervous system. In addition, several well-funded public and private companies, including StemCells, Inc., are actively pursuing alternative cell transplant technologies. Deep brain stimulation, also known as subthalmic stimulation is also a competing therapy for Parkinson's disease. The FDA has approved a stimulator device (Activa) manufactured by Medtronic, Inc., which is marketed in the U.S. We believe Spheramine may have potential competitive advantages to this therapy.

  Pivanex

        We are aware of several other companies developing anticancer drugs that destroy cancer cells by the same mechanism as Pivanex. Companies that are known to have histone deacetylase inhibitors in preclinical or clinical development include Pfizer, Schering AG, Novartis, Fujisawa, Aton Pharma and MethylGene. None of these companies have products that are marketed. There is considerable scientific interest in histone deacetylase inhibitors as a category of cancer drugs and it is expected that competition in this segment will increase.

  Gallium Complexes

        We are aware that intravenously administered gallium nitrate is approved to treat hypercalcemia related to malignancy and may have potential for treatment of certain cancers. Genta is marketing this product under the brand name Ganite™. Other intravenous products including the bisphosphonates are available or are in development in the U.S. or Europe to treat osteoporosis, Paget's disease, primary hyperparathyroidism, hypercalcemia of malignancy and metastatic bone disease. Our product, gallium maltolate, is an orally administered drug and may have potential advantages in the treatment of cancer as well as bone-related diseases. Genta is also developing oral gallium compounds to treat bone-losing conditions.

        In addition to the foregoing, colleges, universities, governmental agencies and other public and private research organizations are likely to continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed, some of which may directly compete with the technologies being developed by us.

  Long-term Drug Delivery System

        With regard to our long-term drug delivery system, we are aware of an implantable therapeutic system being developed by ALZA Corporation. Companies such as Medtronic, Inc. are developing implantable pumps that could be used to infuse drugs into the central nervous system. Additionally, Reckitt & Benckaiser, Inc. received FDA approval in 2002 for sublingual buprenorphine product (combined with naloxone) for the treatment of opiate dependence. This product, to be administered daily, might compete with our six-month implantable product for drug abuse.

  Iloperidone

        With respect to iloperidone, several products categorized as atypical antipsychotics are already on the market. These products include Risperdal sold by Janssen Pharmaceuticals, Zyprexa sold by Eli Lilly, Clozaril sold by Novartis, Seroquel sold by AstraZeneca, Geodon sold by Pfizer, and Abilify sold by Bristol-Myers Squibb. Competition among these companies is already intense and iloperidone will face significant competition. The success of iloperidone will depend on how it can be differentiated from products already on the market on the basis of efficacy, side-effect profile, cost, availability of formulations and dose requirements, among other things.

  Immunotherapeutics

        With regard to our immunotherapeutic products, we are aware of several companies involved in the development of cancer therapeutics that target the same cancers as our products. Such companies include Progenics Pharmaceutical Inc., Biomira Inc., AltaRex Corp., Genentech Inc., ImClone Systems Incorporated and GlaxoSmithKline plc.

  Gene or Protein delivery therapeutics

        With regard to our RB94 product, we are aware of several development stage and established enterprises that are exploring the field of human gene and/or protein delivery or are actively engaged in research and development in this area, including Introgen Therapeutics, Inc., Targeted Genetics Corp. and Cell Genesys, Inc. We are aware of other commercial entities that have produced gene and/or protein products used in human trials. It is expected that competition in this field will intensify.

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

Government Regulation

        In order to obtain FDA approval of a new drug, a company generally must submit proof of purity, potency, safety and efficacy, among other regulatory standards. In most cases, such proof entails extensive clinical and pre-clinical laboratory tests.

        The procedure for obtaining FDA approval to market a new drug involves several steps. Initially, the manufacturer must conduct pre-clinical animal testing to demonstrate that the product does not pose an unreasonable risk to human subjects in clinical studies. Upon completion of such animal testing, an Investigational New Drug application, or IND, must be filed with the FDA before clinical studies may begin. An IND application consists of, among other things, information about the proposed clinical trials. Among the conditions for clinical studies and IND approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to current Good Manufacturing Practices (cGMP), which must be followed at all times. Once the IND is approved (or if FDA does not respond within 30 days), the clinical trials may begin.

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

        The results of the pre-clinical and clinical testing on new drugs, if successful, are submitted to the FDA in the form of a New Drug Application, or NDA. The NDA approval process requires substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may refuse to approve an NDA if applicable regulatory requirements are not satisfied. Product approvals, if granted, may be withdrawn if compliance with regulatory standards is not maintained or problems occur following initial marketing.

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

Employees

        We currently have 72 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. See "Risk Factors—We may not be able to retain our key management and scientific personnel."

Risk Factors

        Our business is subject to numerous risks.

        We have a history of operating losses and may never be profitable.    From our inception through December 31, 2002, we had an accumulated deficit of approximately $129.9 million. We will continue to incur losses for the foreseeable future as a result of the various costs associated with our research, development, financial, administrative, regulatory, and management activities. We may never achieve or sustain profitability.

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

        We may experience unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, marketing and competition, and our costs and expenses could exceed current estimates. We cannot predict whether we will successfully develop and commercialize any products. Of our product candidates, iloperidone is furthest in development. The results of a study evaluating the EKG profile of patients taking iloperidone found that iloperidone appeared to prolong the cardiac QTc interval, potentially a cause for concern. While iloperidone was shown to have a similar QTc profile to ziprasidone (Geodon), an already approved product, these results have significantly delayed the regulatory filings for this product. Novartis is currently evaluating the next steps for the iloperidone program, which may include sublicensing the compound to another company or returning the rights to Titan. We cannot predict when, if ever, the development program for iloperidone will advance. Furthermore, we recently announced study results with respect to a CeaVac trial that have a negative impact on the near-term commercial opportunity for this product and, accordingly, have determined to curtail our internal activities in this area.

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

        We face many uncertainties relating to our human clinical trial strategy and results.    In order to obtain the regulatory approvals that we need to commercialize any of our product candidates, we must demonstrate that each product candidate is safe and effective for use in humans for each target indication. Two of our product candidates have reached Phase III human clinical trials, however results from the studies have not supported a regulatory filing. Several other product candidates are currently advancing into Phase II human clinical trials. We may not be able to demonstrate that any of our product candidates will be safe or effective in advanced trials that involve larger numbers of patients. Clinical trials are subject to oversight by institutional review boards and the FDA and:

  •
  must be conducted in conformance with the FDA's good laboratory practice regulations;

  •
  must meet requirements for institutional review board oversight;

  •
  must meet requirements for informed consent;

  •
  must meet requirements for good clinical practices;

  •
  are subject to continuing FDA oversight; and

  •
  may require large numbers of test subjects.

        Our product development programs have in the past been and may in the future be curtailed, redirected or eliminated at any time for some or all of the following reasons:

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

        We cannot assure you that our patent rights will afford any competitive advantages, and these rights may be challenged or circumvented by third parties. Further, patents may not be issued on any of our pending patent applications in the U.S. or abroad. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before a potential product can be commercialized, any related patent may expire, or remain in existence for only a short period following commercialization, reducing or eliminating any advantage of the patent.

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

        We also rely in our business on trade secrets, know-how and other proprietary information. We seek to protect this information, in part, through the use of confidentiality agreements with employees, consultants, advisors and others. Nonetheless, we cannot assure you that those agreements will provide adequate protection for our trade secrets, know-how or other proprietary information and prevent their unauthorized use or disclosure. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed products, disputes may arise as to the proprietary rights to such information, which may not be resolved in our favor. Most of our consultants are employed by, or have consulting agreements with, third parties and any inventions discovered by such individuals generally will not become our property. There is a risk that other parties may breach confidentiality agreements or that our trade secrets may become known or independently discovered by competitors, which could adversely affect us.

        We face intense competition.    Competition in the pharmaceutical and biotechnology industries is intense. We face, and will continue to face, competition from numerous companies that currently market, or are developing, products for the treatment of the diseases and disorders we have targeted. Many of these entities have significantly greater research and development capabilities, experience in obtaining regulatory approvals and manufacturing, marketing, financial and managerial resources than we have. We also compete with universities and other research institutions in the development of products, technologies and processes, as well as the recruitment of highly qualified personnel. Our competitors may succeed in developing technologies or products that are more effective than the ones we have under development or that render our proposed products or technologies noncompetitive or obsolete. In addition, certain of such competitors may achieve product commercialization or patent protection earlier than us. Please see "Competition Section" for additional details.

        We are dependent upon our key collaborative relationships and license and sponsored research agreements.    As a company with limited resources, we rely significantly on the resources of third parties to conduct research and development and complete the regulatory approval process on our behalf. For example, our ability to ultimately derive revenues from iloperidone is almost entirely dependent upon Novartis or a new corporate partner conducting the Phase III trials and completing the regulatory approval process and implementing the marketing program necessary to commercialize iloperidone if the product is approved by the FDA. We are similarly dependent upon Schering, our collaborator for the development and commercialization of Spheramine. Beyond our contractual rights, we cannot control the amount or timing of resources that any existing or future corporate partner devotes to product development and commercialization efforts for our product candidates. In addition, we also receive substantial government funding for our cancer immunotherapeutic programs. We cannot assure you that we will continue to receive such governmental funding. If such funds are no longer available, some of our current and future development efforts may be delayed or terminated. We depend on our ability to maintain existing collaborative relationships, to develop new collaborative relationships with third parties and to acquire or in-license additional products and technologies for the development of new product candidates. We cannot assure you that we will be able to maintain or develop new collaborative relationships, or that any such third-party products or technology will be available on acceptable terms, if at all.

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

        We may not be able to retain our key management and scientific personnel.    As a company with a limited number of personnel, we are highly dependent on the services of Dr. Louis R. Bucalo, our Chairman, President and Chief Executive Officer, Dr. Frank Valone, Executive Vice President of Clinical Development and Regulatory Affairs, as well as the other principal members of our management and scientific staff. The loss of one or more of such individuals could substantially impair ongoing research and development programs and could hinder our ability to obtain corporate partners. Our success depends in large part upon our ability to attract and retain highly qualified personnel. We compete in our hiring efforts with other pharmaceutical and biotechnology companies, as well as universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain personnel.

        We may need additional financing.    At December 31, 2002, we had approximately $73.5 million of cash, cash equivalents, and marketable securities that we believe will enable us to fund our operations through 2005. We may need to seek additional financing to continue our product development activities, and will be required to obtain substantial funding to commercialize any products other than

Spheramine that we may successfully develop. We do not have any funding commitments or arrangements. If we are unable to generate adequate revenues, enter into a corporate collaboration, complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer or discontinue one or more of our product development programs.

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

Item 2. Properties

        We have a five-year operating lease, expiring in June 2007, for approximately 22,595 square feet of office space in South San Francisco, California. We also have a five-year lease, expiring in October 2003, for approximately 4,200 square feet of office and laboratory space in Somerville, New Jersey.

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

	High	Low
Fiscal Year Ended December 31, 2002:
First Quarter	$9.810	$5.600
Second Quarter	$7.000	$3.100
Third Quarter	$4.170	$1.350
Fourth Quarter	$2.860	$1.200
Fiscal Year Ended December 31, 2001:
First Quarter	$39.650	$14.500
Second Quarter	$38.000	$18.200
Third Quarter	$30.350	$5.950
Fourth Quarter	$10.490	$5.250

(b)    Approximate Number of Equity Security Holders

        The number of record holders of our common stock as of March 24, 2003 was approximately 166. Based on the last ADP search, we believe there are in excess of 12,000 beneficial holders of our common stock.

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

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue(1)	$2,892	$4,572	$1,880	$337	$—
Operating expenses:
Research and development	29,819	23,339	16,744	9,429	7,813
Acquired in-process research and development(2)	—	—	4,969	136	—
General and administrative	5,076	5,383	4,070	2,794	3,708
Other income, net	3,821	6,686	5,115	726	907

Net (loss) income	$(28,182)	$(17,464)	$(18,788)	$(11,296)	$(10,614)

Basic net (loss) income per share	$(1.02)	$(0.63)	$(0.73)	$(0.70)	$(0.81)
Diluted net (loss) income per share	$(1.02)	$(0.63)	$(0.73)	$(0.70)	$(0.81)
Shares used in computing:
Basic net (loss) income per share	27,642	27,595	25,591	16,112	13,109
Diluted net (loss) income per share	27,642	27,595	25,591	16,112	13,109

(1)
Revenues for 2001 include $2.5 million license fee payment from Novartis for the development and commercialization of iloperidone in Japan.

(2)
Acquired in-process research and development reflects the acquisition of GeoMed in 2000, and the acquisition of a minority interest in Theracell in 1999.

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$73,450	$105,051	$117,523	$46,454	$11,655
Working capital	70,702	100,193	115,386	45,128	10,215
Total assets	75,926	107,132	118,442	47,362	12,228
Total stockholders' equity	70,740	100,127	114,738	44,302	9,406

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

        Spheramine®, Pivanex®, Probuphine™, CeaVac®, TriAb®, TriGem™ and CCM™ are trademarks of Titan Pharmaceuticals, Inc.

Overview

        We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system disorders, cancer, and other serious and life threatening diseases. Our product development programs focus on large pharmaceutical markets with significant unmet medical needs and commercial potential.

        We currently have eight products under development, with our internal resources focused primarily on clinical development of the following products:

  •
  Spheramine: for the treatment of late stage Parkinson's disease.

  •
  Pivanex: for the treatment of non-small cell lung cancer.

  •
  Gallium maltolate: for the treatment of several cancers and bone related disease associated with cancer.

  •
  Probuphine: for the treatment of opiate addiction.

        We are directly developing our product candidates and also utilizing strategic partnerships, including a collaboration with Schering AG (Schering), as well as collaborations with Novartis Pharma AG (Novartis), and with several government-sponsored clinical cooperative groups. These collaborations help fund product development and enable us to retain significant economic interest in our products.

        Following the announcement of clinical study results last year, discussed previously herein, we are continuing to evaluate opportunities for the continued development of iloperidone for the treatment of schizophrenia, and the monoclonal antibodies—CeaVac, TriAb, and TriGem—for the treatment of various cancers. These programs are focused on externally funded collaborations for further support and development. In addition, Spheramine development is primarily funded by our corporate partner for Spheramine, Schering AG.

        The following table provides summary status of our products in development:

Product	Potential Indication(s)	Phase of Development	Marketing Rights
Spheramine	Parkinson's Disease	Phase IIb	Schering AG
Pivanex	Non-small cell lung cancer	Phase IIb	Titan
Gallium Maltolate	Myeloma, prostate and bladder cancer, lymphoma, bone disease associated with cancer	Phase I/II	Titan
Probuphine	Opiate addiction	Phase I (to be initiated Q2 2003)	Titan
Iloperidone	Schizophrenia, psychosis	Phase III*	Novartis Pharma AG
CeaVac	Colorectal, gastrointestinal and pancreatic cancer	Phase III (colorectal cancer)*	Titan
CeaVac & TriAb	Limited stage non-small cell lung cancer	Phase II (co-operative group study)	Titan
CeaVac & TriAb	Resected Dukes D colorectal cancer	Phase II (co-operative group study)	Titan
TriGem & TriAb	Small cell lung cancer	Phase II (co-operative group study)	Titan

*Further development under review

        For additional information on these product development programs, see Item 1(c) "Narrative Description of Business" section.

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

Critical Accounting Policies and the Use of Estimates

        The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe the following accounting policies and estimates for the year ended December 31, 2002, to be critical:

  •
  Revenue associated with performance milestones, considered "at risk" until the milestones are completed, is recognized based on the achievement of the milestones, as defined in the respective agreements. Advance payments received prior to the achievement of milestones are classified as deferred revenue until earned. We recognized a $2.0 million milestone payment from Schering AG following Schering's decision in the first quarter 2002 to initiate larger, randomized clinical testing of Spheramine for the treatment of patients with late-stage

    Parkinson's disease upon the successful completion of Titan's Phase I/II clinical study of Spheramine. We had no further obligations to perform under the agreement relating to this milestone and therefore recognized the milestone as revenue.

  •
  We have elected to continue to follow Accounting Principles Board Opinion No. 25 (or APB 25), "Accounting for Stock Issued to Employees," to account for employee stock options because the alternative fair value method of accounting prescribed by Statement of Financial Accounting Standards No. 123 (or SFAS 123), "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. Had we elected to follow SFAS 123 and to apply the fair value method to stock-based employee compensation, we would have recorded an additional $8.2 million in net loss, or an additional $0.30 of net loss per share for the year ended December 31, 2002.

Results of Operations

  Comparison of Years Ended December 31, 2002 and 2001

        Revenues in 2002 were $2.9 million compared to $4.6 million for 2001, a decrease of $1.7 million. The 2002 revenue included a one-time $2 million milestone payment from Schering AG following successful completion of the Phase I/II study and Schering's decision to initiate randomized clinical testing of Spheramine for the treatment of patients with late-stage Parkinson's disease (See Note 7 to the Consolidated Financial Statements beginning on page F-1 in this report). The 2001 revenue included a one-time license fee payment of $2.5 million received from Novartis for the development and commercialization of iloperidone in Japan, and an SBIR grant received from the National Institutes of Health in support of the development of Spheramine.

        Research and development expenses for 2002 were $29.8 million compared to $23.3 million for 2001, an increase of $6.5 million. The increase in research and development was primarily associated with the completion of the randomized, placebo-controlled Phase III clinical study of CeaVac in Dukes' D colorectal cancer and our other expanded clinical programs in cancer, specifically the Phase II studies with Pivanex and the Phase I/II study with gallium maltolate. Research and development expenses are expected to decrease approximately 25% annually due to the fact that a larger portion of the clinical studies conducted by the Company will be funded by third parties, including Schering AG, the Company's corporate partner for the development of Spheramine, and the National Cancer Institute, which is funding various clinical studies of CeaVac, TriAb, and TriGem in cancer.

        General and administrative expenses for 2002 were $5.1 million compared to $5.4 million for 2001, a decrease of $300,000. The decrease was primarily due to lower stock option related non-cash compensation expenses. We expect G&A costs to remain approximately the same in the future.

        Other income, net, for 2002 was $3.8 million compared to $6.7 million for 2001, a decrease of $2.9 million. The decrease, primarily in interest income, was a result of declining interest rates and our smaller average cash and marketable securities position.

        As a result of the foregoing, we had a net loss of $28.2 million in 2002 compared to a net loss of $17.5 million in 2001.

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

        General and administrative expenses for 2001 were $5.4 million compared to $4.1 million for 2000, an increase of $1.3 million. The increase, consisting primarily of salaries and employment-related costs, was in support of our expanded clinical and pre-clinical operations and certain stock option related non-cash compensation charges.

        Other income, net, for 2001 was $6.7 million compared to $5.1 million for 2000, an increase of $1.6 million. The increase, primarily in interest income, was a result of our significantly larger average cash and marketable securities position.

        As a result of the foregoing, we had a net loss of $17.5 million in 2001 compared to a net loss of $18.8 million in 2000.

Liquidity and Capital Resources

	2002	2001	2000
	(in thousands)
As of December 31:
Cash, cash equivalents and marketable securities	$73,450	$105,051	$117,523
Working capital	70,702	100,193	115,386
Current ratio	19:1	18:1	48:1
Year Ended December 31:
Cash used in operating activities	(29,291)	(13,739)	(13,163)
Cash provided by (used in) investing activities	30,678	(1,710)	(96,906)
Cash provided by (used in) financing activities	(4)	921	83,915

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

        The following table sets forth the aggregate contractual cash obligations as of December 31, 2002 (in thousands):

	Payments Due by Period
Contractual obligations
	Total	<1 year	2-3 years	4-5 years	5 years+
Operating leases	$3,498	$812	$1,593	$1,093	—
Sponsored research & license agreements	$2,146	$601	$618	$618	$309

Total contractual cash obligations	$5,644	$1,413	$2,211	$1,711	$309

        We expect to continue to incur substantial additional operating losses from costs related to continuation and expansion of product and technology development, clinical trials, and administrative activities. We believe that we currently have sufficient working capital to sustain our planned operations through 2005.

Off Balance Sheet Arrangements

        Titan has never entered into any off-balance sheet financing arrangements and has never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Our portfolio of marketable securities creates an exposure to interest rate risk. We adhere to an investment policy that requires us to limit amounts invested in securities based on maturity, type of instrument, investment grade and issuer. We satisfy liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers. A hypothetical 100 basis point decrease in interest rates would result in an approximate $712K decrease in cash flow over the subsequent year. We do not use derivative financial instruments in our investment portfolio.

        The following table summarizes principal amounts and related weighted-average interest rates by year of maturity on our interest-bearing investment portfolio at December 31, 2002 (in thousands, except interest rate):

	Face Value
Cash equivalents and marketable securities:							Estimated Fair Value
	2003	2004	2005	2006	2007	Total
Variable rate securities	$6,579	—	—	—	—	$6,579	$6,579
Average interest rate	1.260%	—	—	—	—	1.260%
Fixed rate securities	$50,581	$14,000	—	—	—	$64,581	$66,295
Average interest rate	5.246%	3.459%	—	—	—	4.859%

Item 8. Consolidated Financial Statements and Supplementary Data.

        The response to this item is included in a separate section of this Report. See "Index to Consolidated Financial Statements" on Page F-1.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

PART III

Item 10. Directors and Executive Officers of Registrant.

        The following table sets forth the names, ages and positions of our executive officers and directors.

Name	Age	Position
Louis R. Bucalo, M.D.(1)	44	Chairman, President and Chief Executive Officer
Sunil Bhonsle	53	Executive Vice President and Chief Operating Officer
Richard C. Allen, Ph.D.	60	Executive Vice President, Cell Therapy
Robert E. Farrell	53	Executive Vice President and Chief Financial Officer
Frank H.Valone, M.D.	53	Executive Vice President, Clinical Development and Regulatory Affairs
Victor Bauer, Ph.D.	67	Executive Director, Corporate Development and Director
Ernst-Günter Afting, M.D., Ph.D.	60	Director
Eurelio M. Cavalier(1)(3)	70	Director
Michael K. Hsu(2)	53	Director
Hubert Huckel, M.D.(1)(2)(3)	71	Director
M. David MacFarlane, Ph.D.	62	Director
Ley S. Smith(1)(2)	68	Director
Konrad M. Weis, Ph.D.(1)(3)	74	Director

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

        M. David MacFarlane, Ph.D., has served on the Board of Directors since May 2002. From 1989 until his retirement in August 1999, Dr. MacFarlane served as Vice President and Responsible Head of Regulatory Affairs of Genentech, Inc. Prior to joining Genentech, Inc., he served in various positions with Glaxo Inc., last as Vice President of Regulatory Affairs.

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

Director Compensation

        Directors are entitled to receive a fee for each meeting attended and stock options pursuant to our stockholder-approved stock option plans. During 2002, each director serving on the Board received a biennial option grant to purchase 15,000 shares of our common stock at an exercise price of $1.71. In addition, each director serving on a committee of the Board received an annual option grant to purchase 5,000 shares of our common stock at an exercise price of $1.71 per committee membership. Upon being elected director in May 2002, Dr. M. David MacFarlane received an option grant to purchase 10,000 shares of our common stock at an exercise price of $5.77. In addition to having their out-of-pocket expenses reimbursed, non-employee directors received $2,500 for each Board of Directors meeting attended in 2002. Directors are not precluded from serving us in any other capacity and receiving compensation therefore.

        We are a party to a consulting agreement with Dr. Ernst-Günter Afting pursuant to which he receives fees of $7,000 annually.

Board Committees and Designated Directors

        The Board of Directors has an Executive Committee, a Compensation Committee and an Audit Committee.

        The Executive Committee exercises all the power and authority of the Board of Directors in the management of the Company between Board meetings, to the extent permitted by law. The Compensation Committee makes recommendations to the Board concerning salaries and incentive compensation for our officers and employees and administers our stock option plans. The Audit Committee oversees the Company's financial reporting process on behalf of the Board of Directors.

        The Board of Directors met six times during the last fiscal year and also took action by unanimous written consent. The Executive Committee met twice and also took action by unanimous written consent. The Compensation Committee met one time and also took action by unanimous written consent. The Audit Committee met five times and also took action by unanimous written consent. Each of our current directors attended at least 75% of the aggregate of (i) the meetings of the Board of Directors and (ii) meetings of any Committees of the Board on which such person served which were held during the time such person served.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Item 11. Executive Compensation.

        The following summary compensation table sets forth the aggregate compensation awarded to, earned by, or paid to the Chief Executive Officer and to executive officers whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 2002 (collectively, the "named executive officers") for services during the fiscal years ended December 31, 2002, 2001, and 2000:

Summary Compensation Table

		Annual Compensation
Name and Principal Position							Other Compensation
	Year	Salary			Bonus
Louis R. Bucalo, M.D. President and Chief Executive Officer	2002 2001 2000	$ $ $	339,896 320,252 261,891		$	— 67,005 —	— — —
Sunil Bhonsle Executive Vice President and Chief Operating Officer	2002 2001 2000	$ $ $	259,167 246,366 202,842		$	— 41,280 —	— — —
Richard C. Allen, Ph.D. Executive Vice President, Cell Therapy	2002 2001 2000	$ $ $	226,821 217,766 202,842		$	— 36,120 —	— — —
Robert E. Farrell, J.D. Executive Vice President and Chief Financial Officer	2002 2001 2000	$ $ $	216,254 207,773 195,211		$	— 19,865 —	$59,766 — —	(3)
Frank H. Valone Executive Vice President Clinical Development and Regulatory Affairs	2002		$216,827	(1)			—
Jan D. Wallace, M.D. Executive Vice President, Clinical Development and Regulatory Affairs	2001 2000	$ $	217,651 232,929	(2)		$36,250 —	— —

(1)
Dr. Valone joined Titan in March 2002.

(2)
Dr. Wallace left the company and ceased to be an officer in August 2001.

(3)
The amount disclosed for Mr. Farrell represents accrued vacation payment made in 2002.

Option Grants in Last Fiscal Year

        The following table contains information concerning the stock option grants made to the named executive officers during the fiscal year ended December 31, 2002. No stock appreciation rights were granted to these individuals during such year.

		Individual Grant			Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation For Option Terms
		% of Total Options Granted to Employees In Fiscal Year
	Number of Securities Underlying Options Granted
Name			Exercise or Base Price ($/Sh)(1)
				Expiration Date	5%	10%
Louis R. Bucalo	150,000	7.56%	$8.77	01/16/2012	$541,440	$1,641,366
Louis R. Bucalo	20,000	1.01%	$1.71	08/16/2012	$25,743	$61,250
Sunil Bhonsle	90,000	4.54%	$8.77	01/16/2012	$324,864	$984,820
Richard C. Allen	85,000	4.29%	$8.77	01/16/2012	$306,816	$930,108
Robert E. Farrell	60,258	3.04%	$3.77	06/04/2012	$141,886	$360,492
Robert E. Farrell	68,294	3.44%	$1.71	08/16/2012	$87,906	$209,149
Frank H. Valone	180,000	9.07%	$6.90	03/18/2012	$869,047	$2,119,490

(1)
The exercise price may be paid in cash, in shares of common stock valued at the fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchase shares.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

        The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 2002 with respect to the named executive officers. No stock appreciation rights were exercised during such year or were outstanding at the end of that year.

			Number of Securities Underlying Unexercised Options at FY-End		Value of Unexercised in-the-Money Options at FY-End(1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Louis R. Bucalo	—	—	1,417,256	145,918	$105,841.05	$0.00
Sunil Bhonsle	—	—	569,905	68,000	$0.00	$0.00
Richard C. Allen	—	—	472,142	62,542	$39,215.43	$0.00
Robert E. Farrell	—	—	233,302	13,750	$0.00	$0.00
Frank H. Valone	—	—	—	180,000	$0.00	$0.00

(1)
Based on the fair market value of our common stock at year-end, $1.43 per share, less the exercise price payable for such shares.

Compensation Committee Interlocks and Insider Participation

        Members of our Compensation Committee of the Board of Directors were Dr. Ernst-Günter Afting, Dr. Hubert E. Huckel and Dr. Konrad M. Weis. Mr. Eurelio M. Cavalier replaced Dr. Afting effective September 5, 2002. No member of our Compensation Committee was, or has been, an officer or employee of Titan or any of our subsidiaries.

        No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with Executive Officers or Directors of the Company or another entity.

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

        Employment agreements with each of Dr. Allen, Mr. Bhonsle and Mr. Farrell provide for a base annual salary of $185,000 subject to automatic annual increases based on increases in the consumer price index, and bonuses of up to 20% at the discretion of the Board of Directors. An employment agreement with Dr. Valone provides for a base annual salary of $275,000 subject to automatic annual increases based on increases in the consumer price index, and bonuses of up to 20% at the discretion of the Board of Directors. In the event the employee's employment is terminated other than for "good cause" (as defined in each employment agreement), we are obligated to make severance payments equal to the base annual salary for six months. All of the agreements contain confidentiality provisions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth, as of March 24, 2003, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)		Percent of Shares Beneficially Owned
Louis R. Bucalo, M.D.	1,822,882	(3)	6.6%
Ernst-Günter Afting, M.D., Ph.D	44,249	(4)	*
Richard C. Allen, Ph.D	502,779	(5)	1.8%
Victor J. Bauer, Ph.D	191,890	(6)	*
Sunil Bhonsle	776,838	(7)	2.8%
Eurelio M. Cavalier	89,062	(8)	*
Robert E. Farrell	288,371	(9)	1.0%
Michael K. Hsu	92,979	(10)	*
Hubert Huckel, M.D.	162,087	(11)	*
M. David MacFarlane, Ph.D	22,812	(12)	*
Ley S. Smith	63,437	(13)	*
Frank H. Valone, M.D.	60,224	(14)	*
Konrad M. Weis, Ph.D	118,823	(15)	*
Kevin Douglas and The Douglas Family Trust 1101 Fifth Avenue, Suite 360 San Rafael, CA 94901	1,876,550	(16)	6.8%
Morgan Stanley Capital Services Inc. 1585 Broadway New York, NY 10036	1,884,600	(17)	6.8%
Lotsoff Capital Management 20 North Clark Street, 34th Floor Chicago, IL 60602	1,999,465	(18)	7.2%
All executive officers and directors as a group (13) persons	4,236,433		15.3%

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

(3)
Includes 1,472,651 shares issuable upon exercise of outstanding options.

(4)
Includes 44,249 shares issuable upon exercise of outstanding options.

(5)
Includes 498,014 shares issuable upon exercise of outstanding options.

(6)
Includes 178,246 shares issuable upon exercise of outstanding options.

(7)
Includes 598,944 shares issuable upon exercise of outstanding options.

(8)
Includes 59,062 shares issuable upon exercise of outstanding options.

(9)
Includes 240,591 shares issuable upon exercise of outstanding options.

(10)
Includes 40,312 shares issuable upon exercise of outstanding options.

(11)
Includes (i) 72,687 shares issuable upon exercise of outstanding options, (ii) 49,900 shares held by a family partnership for which Dr. Huckel serves as general partner, and (iii) 3,000 shares held by his wife.

(12)
Includes 12,812 shares issuable upon exercise of outstanding options.

(13)
Includes 53,437 shares issuable upon exercise of outstanding options.

(14)
Includes 50,224 shares issuable upon exercise of outstanding options.

(15)
Includes 88,366 shares issuable upon exercise of outstanding options.

(16)
Derived from a Schedule 13G/A filed by Kevin Douglas and The Douglas Family Trust as of December 31, 2002.

(17)
Derived from a Schedule 13G filed by Morgan Stanley Capital Services, Inc. on February 18, 2003.

(18)
Derived from a Schedule 13G filed by Lotsoff Capital Management on February 12, 2003.

Equity Compensation Plan Information

        The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2002:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders	3,816,786	$11.56	1,783,291
Equity compensation plans not approved by security holders(1)(2)	2,373,233	$7.64	189,767

Total	6,190,019	$10.05	1,973,058

(1)
In August 2002, we amended our 2001 Employee Non-Qualified Stock Option Plan. Pursuant to this amendment, a total of 1,750,000 shares of common stock were reserved and authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan.

(2)
In November 1999 and in connection with the warrant call, we granted 813,000 non-qualified stock options outside of our stock option plans to our executive officers, at an exercise price of $12.69, vesting equally over 36 months from the date of grant.

Item 13. Certain Relationships and Related Transactions.

        In February 2001, we loaned Robert E. Farrell, our Executive Vice President and Chief Financial Officer, approximately $373,000 to finance certain federal and state income tax liabilities incurred by Mr. Farrell in connection with his exercise of stock options. The loan was due and payable on August 7, 2002 and as of December 31, 2002, the principal balance was paid in full.

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

Item 14. Controls and Procedures

        Based on the evaluation by Titan under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Titan's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended (the Exchange Act), as of a date within 90 days of the filing date of this quarterly report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by Titan in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

        Subsequent to the date of their evaluation, there were no significant changes in Titan's internal controls or in other factors that could significantly affect these controls nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)
1. Financial Statements

  An index to Consolidated Financial Statements appears on page F-1.

  2. Schedules

        All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

  3. Exhibits

3.1	—	Restated Certificate of Incorporation of the Registrant(1)
3.2	—	Form of Amendment to Restated Certificate of Incorporation of the Registrant(1)
3.3	—	By-laws of the Registrant(1)
4.7	—	Certificate of Designation of Series C Preferred Stock(6)
10.1	—	1993 Stock Option Plan(1)
10.2	—	1995 Stock Option Plan, as amended(2)
10.3	—	Employment Agreement between the Registrant and Louis Bucalo dated February 1, 1993, amended as of February 3, 1994(1)
10.4	—	Employment Agreement between Registrant and Richard Allen dated July 28, 1995(1)
10.5	—	Employment Agreement between Registrant and Sunil Bhonsle, dated August 6, 1995(1)
10.6	—	Form of Indemnification Agreement(1)
†10.9	—	MDR Exclusive License Agreement between Ingenex, Inc. (formerly Pharm-Gen Systems Ltd.) and the Board of Trustees of the University of Illinois dated May 6, 1992(1)
†10.11	—	License Agreement between Theracell, Inc. and New York University dated November 20, 1992, as amended as of February 23, 1993 and as of February 25, 1995(1)
†10.12	—	License Agreement between the Registrant and the Massachusetts Institute of Technology dated September 28, 1995(1)
†10.14	—	Exclusive License Agreement between Ingenex, Inc. and the Board of Trustees of the University of Illinois, dated July 1, 1994(1)
†10.15	—	Exclusive License Agreement between Ingenex, Inc. and the Board of Trustees of the University of Illinois, dated July 1, 1994(1)
†10.16	—	License Agreement between Ingenex, Inc. and the Massachusetts Institute of Technology, dated September 11, 1992(1)
†10.17	—	License Agreement between Ingenex, Inc. and Baylor College of Medicine, dated October 21, 1992(1)
10.18	—	Lease for Registrant's facilities, amended as of December 5, 2001.(10)
†10.20	—	License Agreement between Trilex Pharmaceuticals, Inc. (formerly Ascalon Pharmaceuticals, Inc.) and the University of Kentucky Research Foundation dated May 30, 1996(3)
†10.22	—	License Agreement between the Registrant and Aventis SA (formerly Hoechst Marion Roussel, Inc.) effective as of December 31, 1996(4)
10.23	—	Employment Agreement between Registrant and Robert E. Farrell dated August 9, 1996(4)

†10.27	—	License Agreement between the Registrant and Bar-Ilan Research and Development Company Limited effective November 25, 1997(5)
10.28	—	License Agreement between the Registrant and Ansan Pharmaceuticals, Inc. dated November 24, 1997(5)
†10.30	—	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997(5)
10.31	—	1998 Stock Option Plan, as amended.(7)
†10.32	—	License Agreement between the Registrant and Schering AG dated January 25, 2000.(8)
10.34	—
Agreement and Plan of Merger by and among the Registrant, GeoMed Merger Sub Corp., GeoMed, Inc. and Dr. Lawrence Bernstein, Dr. Neil Gesundheit, Leland Wilson and Dr. Virgil Place dated July 11, 2000.(9)
10.35	—	2001 Non-Qualified Employee Stock Option Plan.(10)
10.36	—	Employment Agreement between Registrant and Frank H. Valone, M.D. dated February 6, 2002.(10)
10.37	—	2002 Stock Option Plan.
23.2	—	Consent of Ernst & Young LLP, Independent Auditors.
99.0	—	Certifications under section 906 of the Sarbanes-Oxley Act of 2002.

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

(10)
Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

(b)  Reports on Form 8-K

        We filed a current report on Form 8-K with the Securities and Exchange Commission on December 11, 2002 to announce the results of a Phase III, randomized, placebo-controlled study of our monoclonal antibody CeaVac in patients with metastatic colorectal cancer.

TITAN PHARMACEUTICALS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Titan Pharmaceuticals, Inc.

        We have audited the accompanying consolidated balance sheets of Titan Pharmaceuticals, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Titan Pharmaceuticals, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                      /s/ Ernst & Young LLP

Palo Alto, California
February 24, 2003

TITAN PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(in thousands of dollars)
Assets
Current assets:
Cash and cash equivalents	$7,155	$5,772
Marketable securities	66,295	99,279
Related party receivables	316	465
Prepaid expenses, other receivables and current assets	881	441

Total current assets	74,647	105,957
Property and equipment, net	979	575
Investment in other companies	300	600

	$75,926	$107,132

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,901	$894
Accrued clinical trials expenses	1,203	2,156
Other accrued liabilities	841	714
Deferred contract revenue	—	2,000

Total current liabilities	3,945	5,764
Commitments
Minority interest—Series B preferred stock of Ingenex, Inc.	1,241	1,241
Stockholders' Equity
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized, issuable in series:
Convertible Series C, 222,400 shares designated, 222,400 shares issued and outstanding, with an aggregate liquidation value of $2,000 at December 31, 2002 and 2001	—	—
Common stock, at amounts paid in, $0.001 par value per share; 50,000,000 shares authorized, 27,642,085 and 27,641,770 shares issued and outstanding at December 31, 2002 and 2001, respectively	191,680	191,684
Additional paid-in capital	9,161	9,017
Deferred compensation	(621)	(795)
Accumulated deficit	(129,852)	(101,670)
Accumulated other comprehensive income	372	1,891

Total stockholders' equity	70,740	100,127

	$75,926	$107,132

See accompanying notes.

TITAN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2002	2001	2000
	(in thousands, except per share amount)
Revenue:
Contract revenue	$2,696	$1,224	$1,194
License revenue	—	2,600	415
Grant revenue	196	748	271

Total revenue	2,892	4,572	1,880
Operating expenses:
Research and development	29,819	23,339	16,744
Acquired in-process research and development	—	—	4,969
General and administrative	5,076	5,383	4,070

Total operating expenses	34,895	28,722	25,783

Loss from operations	(32,003)	(24,150)	(23,903)
Other income (expense):
Interest income	4,221	6,763	5,156
Other expense	(400)	(77)	(41)

Other income, net	3,821	6,686	5,115

Net loss	$(28,182)	$(17,464)	$(18,788)

Basic and diluted net loss per share	$(1.02)	$(0.63)	$(0.73)

Weighted average shares used in computing basic and diluted net loss per share	27,642	27,595	25,591

See accompanying notes.

TITAN PHARMACEUTICALS, INC

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Preferred Stock		Common Stock					Accumulated Other Comprehensive Income
					Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 1999	828	$5,000	22,892	$98,266	$6,955	$(501)	$(65,418)	$—	$44,302
Comprehensive loss:
Net loss							(18,788)		(18,788)
Unrealized gain on marketable securities								691	691

Comprehensive loss									(18,097)
Issuance of common stock in a private placement in March 2000, net of issuance costs of $2,591			1,200	38,809					38,809
Issuance of common stock upon exercise of options and warrants			1,181	4,252					4,252
Conversion of Series D preferred stock to common stock	(606)	(5,000)	667	5,000					—
Issuance of common stock to acquire a technology, net			94	3,522					3,522
Issuance of common stock in a private placement in November 2000, net of issuance costs of $2,886			1,200	40,914					40,914
Compensation related to stock options					1,789	(1,324)			465
Amortization of deferred compensation						571			571

Balances at December 31, 2000	222	—	27,234	190,763	8,744	(1,254)	(84,206)	691	114,738
Comprehensive loss:
Net loss							(17,464)		(17,464)
Unrealized gain on marketable securities								1,200	1,200

Comprehensive loss									(16,264)
Issuance of common stock upon exercise of options and warrants			461	1,028					1,028
Rescission of stock option exercises			(53)	(107)	149				42
Compensation related to stock options					124	(83)			41
Amortization of deferred compensation						542			542

Balances at December 31, 2001	222	—	27,642	191,684	9,017	(795)	(101,670)	1,891	100,127
Comprehensive loss:
Net loss							(28,182)		(28,182)
Unrealized loss on marketable securities								(1,519)	(1,519)

Comprehensive loss									(29,701)
Issuance of common stock upon exercise of options, net of issuance costs of $6			—	(4)					(4)
Compensation related to stock options					144	(141)			3
Amortization of deferred compensation						315			315

Balances at December 31, 2002	222	$—	27,642	$191,680	$9,161	$(621)	$(129,852)	$372	$70,740

See accompanying notes.

TITAN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2002	2001	2000
	(in thousands of dollars)
Cash flows from operating activities:
Net loss	$(28,182)	$(17,464)	$(18,788)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,569	647	343
Loss on investment activities	309
Acquired in-process research and development	—	—	4,969
Non-cash compensation related to stock options	318	732	1,036
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	(1,486)	(955)	20
Accounts payable	1,007	(410)	(931)
Accrued clinical trials and other liabilities	(826)	1,711	188
Deferred contract revenue	(2,000)	2,000	—

Net cash used in operating activities	(29,291)	(13,739)	(13,163)

Cash flows from investing activities:
Purchases of property and equipment, net	(778)	(254)	(374)
Investment in other companies	—	(600)	—
Purchases of marketable securities	(25,114)	(72,733)	(167,355)
Proceeds from maturities of marketable securities	43,718	55,750	51,550
Proceeds from sales of marketable securities	12,852	16,127	19,273

Net cash used in investing activities	30,678	(1,710)	(96,906)

Cash flows from financing activities:
Issuance of common stock, net	(4)	921	83,915

Net cash (used in) provided by financing activities	(4)	921	83,915

Net increase (decrease) in cash and cash equivalents	1,383	(14,528)	(26,154)
Cash and cash equivalents at beginning of year	5,772	20,300	46,454

Cash and cash equivalents at end of year	7,155	5,772	20,300
Marketable securities at end of year	66,295	99,279	97,223

Cash, cash equivalents and marketable securities at end of year	$73,450	$105,051	$117,523

Schedule of non-cash transaction:
Issuance of common stock to acquire technology, net	$—	$—	$3,522

See accompanying notes.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

  The Company and its Subsidiaries

        We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system disorders, cancer, and other serious and life threatening diseases. Our product development programs focus on large pharmaceutical markets with significant unmet medical needs and commercial potential. We conduct a small portion of our operations through two subsidiaries: Ingenex, Inc. and ProNeura, Inc. At December 31, 2002, we owned 81% of Ingenex, assuming the conversion of all preferred stock to common stock, and 79% of ProNeura. In the third quarter of 2000 and in connection with the acquisition of worldwide rights to gallium maltolate, a novel and proprietary agent for the potential treatment of cancer and other conditions, we acquired GeoMed, Inc., a privately held California corporation (See Note 8). We operate in one business segment, the development of pharmaceutical products.

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

  Stock Option Plans

        We have elected to continue to follow Accounting Principles Board Opinion No. 25 (or APB 25), "Accounting for Stock Issued to Employees," to account for employee stock options because the alternative fair value method of accounting prescribed by Statement of Financial Accounting Standards No. 123 (or SFAS 123), "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on our net loss and net loss per share if Titan had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Year Ended December 31,
	2002	2001	2000
Net loss, as reported	$(28,182)	$(17,464)	$(18,788)
Add: Stock-based employee compensation expense included in reported net loss	318	1,088	1,036
Deduct: Stock-based employee compensation expense determined under fair value method for all stock option grants	(8,489)	(10,225)	(8,781)

Pro forma net loss	$(36,353)	$(26,601)	$(26,533)

Basic and diluted net loss per share, as reported	$(1.02)	$(0.63)	$(0.73)

Pro forma basic and diluted net loss per share	$(1.32)	$(0.96)	$(1.04)

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

        All investments with original maturities of three months or less are considered to be cash equivalents. Our marketable securities, consisting primarily of high-grade debt securities including money market funds, U.S. government and corporate notes and bonds, and commercial paper, are classified as available-for-sale at time of purchase and carried at fair value. If the fair value of a security is below its amortized cost for six consecutive months or if its decline is due to a significant adverse event, the impairment is considered to be other-than-temporary. Other-than-temporary declines in fair value of our marketable securities are charged against interest income. We recognized expenses of approximately $9,000 in 2002, and none in 2001 and 2000 as a result of charges related to other-than-temporary declines in the fair values of certain of our marketable securities. Amortization of premiums and discounts, and realized gains and losses are included as interest income. Unrealized gains and losses are included as accumulated other comprehensive income, a separate component of stockholders' equity. Cost of securities sold is based on specific identification method.

  Property and Equipment

        Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.

  Investment in Other Companies

        We have invested in equity instruments of privately held companies for business and strategic purposes. These investments are classified as long-term assets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is based on a number of factors, including an assessment of the strength of investee's management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value.

        In July 2001, we made a $300,000 equity investment in Altagen Biosciences Inc. (formerly CSS Acquisition Corporation) for 300 shares of Series D Preferred stock, representing 2.5% of total equity in the company. In December 2001, we made a $300,000 equity investment in Molecular Medicine LLC for 714,286 shares of Series A Preferred stock, representing 13.6% of total equity in the company. These investments are intended to strengthen our relationships with companies that provide contracted services and resources that are important to our operations. In June 2002, we recorded a $300,000 reduction in the carrying value of our investment in Altagen.

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

  Net Loss Per Share

        We calculate basic net loss per share using the weighted average common shares outstanding for the period. Diluted net income per share would include the impact of other dilutive equity instruments, primarily our preferred stock, options and warrants. For the years ended December 31, 2002, 2001 and 2000, outstanding preferred stock, options and warrants totaled 6.4 million, 4.4 million and 3.9 million shares, respectively. We reported net losses for all years presented and, therefore, preferred stock, options and warrants were excluded from the calculation of diluted net loss per share as they were anti-dilutive.

  Comprehensive Income

        Comprehensive income is comprised of net loss and other comprehensive income. The only component of other comprehensive income is unrealized gains and losses on our marketable securities. Comprehensive loss for the years ended December 31, 2002, 2001 and 2000 was $29.7 million, $16.3 million, and $18.1 million, respectively. Comprehensive loss has been disclosed in the Statement of Stockholders' Equity for all periods presented.

  Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board (or FASB) issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on our financial position and results of operations.

        In November 2002, the FASB issued Interpretation No. 45 (or FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on our financial position and results of operations.

        In December 2002, the FASB issued Statement No. 148 (or SFAS 148), "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee stock options. We satisfied the disclosure requirement under SFAS 148 earlier in this Note 1 under caption "Stock Option Plans."

2.    Available-For-Sale Securities

        The following is a summary of our available-for-sale securities at December 31 (in thousands):

	2002			2001
	Amortized Cost	Unrealized Gain/(loss)	Fair Value	Amortized Cost	Unrealized Gain/(loss)	Fair Value
Money market funds	$6,579	$—	$6,579	$5,478	$—	$5,478
Securities of the U.S. government and its agencies	40,064	241	40,305	60,785	1,380	62,165
Corporate notes and bonds	18,571	123	18,694	36,603	511	37,114
Commercial paper	7,288	8	7,296	—	—	—

	$72,502	$372	$72,874	$102,866	$1,891	$104,757

Classified as:
Cash equivalents			$6,579			$5,478
Marketable Securities			66,295			99,279

			$72,874			$104,757

        The estimated fair value of available-for-sale securities at December 31, 2002 was $72.9 million, with $58.5 million maturing within 1 year and $14.4 million maturing between 1 to 2 years.

        Gross realized gains on sales of marketable securities were $116,000 for the year ended December 31, 2002. Gross realized gains for the year ended December 2001 were $149,000, and immaterial for the year ended December 31, 2000.

3.    Property and Equipment

        Property and equipment consisted of the following at December 31 (in thousands):

	2002	2001
Furniture and office equipment	$525	$290
Leasehold improvements	318	229
Laboratory equipment	365	363
Computer equipment	728	380

	1,936	1,262
Less accumulated depreciation and amortization	(957)	(687)

Property and equipment, net	$979	$575

        Depreciation and amortization expense was $374,000, $272,000, and $196,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

4.    Sponsored Research and License Agreements

        We have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Expenses under these agreements totaled $1.3 million, $1.6 million, and $1.5 million in the years ended December 31, 2002, 2001, and 2000, respectively.

        At December 31, 2002, the annual aggregate commitments we have under these agreements, including minimum license payments, are as follows (in thousands):

2003	$601
2004	309
2005	309
2006	309
2007	309

$1,837

        After 2007, we must make annual payments aggregating $309,000 per year to maintain certain licenses. Certain licenses provide for the payment of royalties by us on future product sales, if any. In addition, in order to maintain these licenses and other rights during product development, we must comply with various conditions including the payment of patent related costs and obtaining additional equity investments.

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

7.    Licensing and Collaborative Agreement with Schering AG

        In January 2000, we entered into a licensing and collaborative agreement with Schering, under which we will collaborate with Schering on manufacturing and clinical development of our cell therapy product, Spheramine®, for the treatment of Parkinson's disease. Under the agreement, we will perform clinical development activities for which we will receive funding. As of December 31, 2002, we recognized $2.8 million under this agreement to date. In February 2002, we announced that we received a $2.0 million milestone payment from Schering. The milestone payment followed Schering's decision in the first quarter 2002 to initiate larger, randomized clinical testing of Spheramine for the treatment of patients with late-stage Parkinson's disease following the successful completion of Titan's Phase I/II clinical study of Spheramine. As a result, Titan recognized $2.0 million in contract revenue in the first quarter of 2002. Schering will fully fund, and manage in collaboration with us, all future pilot and pivotal clinical studies, and manufacturing and development activities. We are entitled to certain payments upon the achievement of specific milestones.

8.    Acquisition of a Novel and Proprietary Agent

        In July 2000, we announced the acquisition of a worldwide, royalty-bearing, exclusive license to a novel and proprietary agent, gallium maltolate, for a potential treatment of cancer and bone related disease. We obtained these rights through the acquisition of GeoMed, Inc., a privately held California corporation. Under this license agreement, we are required to make an annual license payment to Dr. Lawrence Bernstein, technology inventor, of $50,000, as well as royalty payments based on net sales of products and processes incorporating the licensed technology. We completed the acquisition in August 2000 by assuming $1.4 million of GeoMed's liabilities and issuing an aggregate of 94,000 shares of Titan common stock valued at approximately $3.6 million using the fair market value of our common stock at the date of the agreement in accordance with generally accepted accounting principles. The entire purchase price of approximately $5.0 million was charged to acquired in-process research and development as the acquired technology was in an early stage of development that, as of the acquisition date, had not achieved technological feasibility and no alternative use existed.

9.    Lease Commitments

        We lease facilities under operating leases that expire at various dates through June 2006. We also lease certain office equipment under operating and capital leases that expire at various dates through January 2006. Rental expense was $765,000, $584,000, and $411,000 for years ended December 31, 2002, 2001, and 2000, respectively.

        The following is a schedule of future minimum lease payments at December 31, 2002 (in thousands):

2003	$812
2004	779
2005	814
2006	754
2007	339

$3,498

10.    Stockholders' Equity

  Preferred Stock

        In connection with the merger of our Trilex Pharmaceuticals, Inc. subsidiary (Trilex) in 1997, we issued 222,400 shares of Series C convertible preferred stock (the Series C Preferred) to certain members of the Trilex management team and to certain consultants of Trilex. The Series C Preferred automatically converts to Titan's common stock, on a one-to-one basis, only if certain development milestones are achieved within certain timeframe. Upon achievement of the milestones, we would be required to value the technology using the then fair market value of our common stock issuable upon conversion. Holders of Series C Preferred are not entitled to vote but entitled to receive dividends, when, as and if declared by the board of directors ratably with any declaration or payment of any dividend on our common stock or other junior securities. The Series C Preferred has a liquidation preference equal to $0.01 per share. No value was assigned to the Series C Preferred in the accompanying financial statements.

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

  Shares Reserved for Future Issuance

        As of December 31, 2002, shares of common stock reserved by us for future issuance consisted of the following (shares in thousands):

Stock options	8,163
Preferred stock	222

8,385

11.    Stock Option Plans

        In July 2002, we adopted the 2002 Stock Option Plan (2002 Plan). The 2002 Plan assumed the options which remain available for grant under our option plans previously approved by stockholders. Under the 2002 Plan and predecessor plans, a total of 6.4 million shares of our common stock were authorized for issuance to employees, officers, directors, consultants, and advisers. Options granted under the 2002 Plan and predecessor plans may either be incentive stock options within the meaning of Section 422 of the Internal Revenue Code and/or options that do not qualify as incentive stock options; however, only employees are eligible to receive incentive stock options. Options granted under the option plans generally expire no later than ten years from the date of grant, except when the grantee is a 10% shareholder, in which case the maximum term is five years from the date of grant. Options generally vest at the rate of one fourth after one year from the date of grant and the remainder ratably over the subsequent three years, although options with different vesting terms are granted from time-to-time. The exercise price of any options granted under the 2002 Plan must be at least 100% of the fair market value of our common stock on the date of grant, except when the grantee is a 10% shareholder, in which case the exercise price shall be at least 110% of the fair market value of our common stock on the date of grant.

        Our amended 1998 Option Plan provides for the automatic grant of non-qualified stock options to our directors who are not 10% stockholders (Eligible Directors). Each Eligible Director will be granted an option to purchase 10,000 shares of common stock on the date that such person is first elected or appointed a director. Commencing on the day immediately following the later of (i) the 2000 annual stockholders meeting, or (ii) the first annual meeting of stockholders after their election to the Board, each Eligible Director will receive an automatic biennial (i.e. every two years) grant of an option to purchase 15,000 shares of common stock on the day immediately following the date of each annual stockholders meeting, as long as such director is a member of the Board of Directors. In addition, each Eligible Director will receive an automatic annual grant of an option to purchase 5,000 shares of common stock on the day immediately following the date of each annual stockholders meeting for each committee of the Board on which they serve.

        In August 2001, we adopted the 2001 Employee Non-Qualified Stock Option Plan (2001 NQ Plan) pursuant to which 1,750,000 shares of common stock were authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan. Options granted under the option plans generally expire no later than ten years from the date of grant. Option vesting schedule and exercise price are determined at time of grant by the Board of Directors.

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

        Activity under our stock option plans, as well as non-plan activity are summarized below (shares in thousands):

	Shares Available For Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 1999	377	3,304	$6.82
Increase in shares reserved	1,500	—	—
Options granted	(748)	748	$36.20
Options exercised	—	(353)	$4.31
Options cancelled	28	(33)	$19.17

Balance at December 31, 2000	1,157	3,666	$12.95
Increase in shares reserved	1,000	—	—
Options granted	(1,300)	1,300	$15.21
Options exercised	—	(404)	$3.26
Options cancelled	434	(434)	$26.35

Balance at December 31, 2001	1,291	4,128	$13.20
Increase in shares reserved	2,750	—	—
Options granted	(2,200)	2,200	$4.44
Options exercised	—	—	—
Options cancelled	132	(138)	$15.31

Balance at December 31, 2002	1,973	6,190	$10.05

        Our option plans allow for stock options issued as the result of a merger or consolidation of another entity, including the acquisition of minority interest of our subsidiaries, to be added to the maximum number of shares provided for in the plan (Substitute Options). Consequently, Substitute Options are not returned to the shares reserved under the plan when cancelled. During 2002, 2001 and 2000, the number of Substitute Options cancelled were immaterial.

        Options for 2.6 million and 2.4 million shares were exercisable at December 31, 2001 and 2000, respectively. The options outstanding at December 31, 2002 have been segregated into three ranges for additional disclosure as follows (option shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.08 - $1.50	200	2.50	$0.68	198	$0.67
$1.51 - $4.99	1,654	8.66	$2.41	620	$3.15
$5.00 - $11.62	2,070	7.18	$7.48	1,352	$7.48
$11.63 - $46.50	2,266	7.69	$18.81	1,727	$18.58

$0.08 - $46.50	6,190	7.61	$10.05	3,897	$11.36

        In addition, Ingenex has a stock option plan under which options to purchase common stock of Ingenex have been and may be granted. No options had been granted under such plan since 1997.

        We have elected to continue to follow APB 25 in accounting for our stock options because the alternative fair value method of accounting prescribed by SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of our stock options equals the market price of the underlying stock on the date of grant.

        Pro forma net loss and net loss per share information required by SFAS 123 as amended by SFAS 148 has been determined as if we had accounted for our employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2002, 2001, and 2000: weighted-average volatility factor of 0.79, 0.86, and 0.90, respectively; no expected dividend payments; weighted-average risk-free interest rates in effect of 2.4%, 3.9% and 5.0%, respectively; and a weighted-average expected life of 3.54, 2.99, and 3.69, respectively. For purposes of disclosure, the estimated fair value of options is amortized to expense over the options' vesting period.

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

        Based upon the above methodology, the weighted-average fair value of options granted during the years ended December 31, 2002, 2001, and 2000 was $2.32, $8.44, and $23.56, respectively. A tabular presentation of pro forma net loss and net loss per share information for all reporting periods is presented in Note 1.

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

13.    Related Parties Transactions

        We make loans to our employees from time to time in order to attract and retain the best available talent and to encourage the highest level of performance. In 2002, 2001 and 2000, we provided certain relocation loans to employees in connection with employment. Also in February 2001, we provided a loan to a vice president officer in the principal amount of $373,000 bearing interest at prime rate. The loan was due and payable on August 7, 2002 and as of December 31, 2002, the principal balance was paid in full.

14.    Income Taxes

        As of December 31, 2002, we had net operating loss carryforwards for federal income tax purposes of approximately $130.0 million that expire in the years 2006 through 2022, and federal research and development tax credits of approximately $1.4 million that expire in the years 2007 through 2022. We also had net operating loss carryforwards for state income tax purposes of approximately $21.0 million that expire in the years 2004 through 2013.

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

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$45,300	$34,300
Research credit carryforwards	2,100	3,000
Capitalized research and development	4,300	3,400
Other, net	300	900

Total deferred tax assets	52,000	41,600
Deferred tax liabilities:
Unrealized gain on investments	(100)	(800)
Valuation allowance	(51,900)	(40,800)

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $11.1 million, $5.9 million, and $9.4 million during 2002, 2001, and 2000, respectively. The valuation allowance at December 31, 2002 includes $3.7 million related to deferred tax assets arising from tax benefits associated with stock option plans. This benefit, when realized, will be recorded as an increase to stockholders' equity.

15.    Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amount)
2002
Total revenue	$2,347	$151	$158	$236
Net loss	$(4,950)	$(7,032)	$(7,296)	$(8,904)
Basic and diluted net loss per share	$(0.18)	$(0.25)	$(0.26)	$(0.32)
Cash, cash equivalents and marketable securities	$96,013	$89,616	$81,449	$73,450
2001
Total revenue	$580	$2,873	$530	$589
Net loss	$(4,519)	$(1,834)	$(4,787)	$(6,324)
Basic and diluted net loss per share	$(0.16)	$(0.07)	$(0.17)	$(0.23)
Cash, cash equivalents and marketable securities	$114,421	$113,122	$108,913	$105,051

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.
Date: March 31, 2003	By:	/s/ LOUIS R. BUCALO Louis R. Bucalo, M.D., Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ LOUIS R. BUCALO Louis R. Bucalo, M.D.	Chairman, President and Chief Executive Officer (principal executive officer)	March 31, 2003
/s/ ERNST-GÜNTER AFTING Ernst-Günter Afting, M.D., Ph.D.	Director	March 31, 2003
/s/ VICTOR J. BAUER Victor J. Bauer, Ph.D.	Director	March 31, 2003
/s/ EURELIO M. CAVALIER Eurelio M. Cavalier	Director	March 31, 2003
/s/ MICHAEL K. HSU Michael K. Hsu	Director	March 31, 2003
/s/ HUBERT E. HUCKEL Hubert E. Huckel, M.D.	Director	March 31, 2003
/s/ M. DAVID MACFARLANE M. David MacFarlane, Ph.D.	Director	March 31, 2003
/s/ LEY S. SMITH Ley S. Smith	Director	March 31, 2003
/s/ KONRAD M. WEIS Konrad M. Weis, Ph.D.	Director	March 31, 2003
/s/ ROBERT E. FARRELL Robert E. Farrell	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 31, 2003

CERTIFICATIONS

I, Louis R. Bucalo, M.D., Chairman, President and Chief Executive Officer of Titan Pharmaceuticals, Inc., certify that:

  1.
  I have reviewed this annual report on Form 10-K of Titan Pharmaceuticals, Inc.

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ LOUIS R. BUCALO Louis R. Bucalo, M.D. Chairman, President and Chief Executive Officer

I, Robert E. Farrell, J.D., Executive Vice President and Chief Financial Officer of Titan Pharmaceuticals, Inc., certify that:

  1.
  I have reviewed this annual report on Form 10-K of Titan Pharmaceuticals, Inc.

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ ROBERT E. FARRELL Robert E. Farrell, J.D. Executive Vice President and Chief Financial Officer

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
  Item 8. Consolidated Financial Statements and Supplementary Data.
  Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K
TITAN PHARMACEUTICALS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
TITAN PHARMACEUTICALS, INC. CONSOLIDATED BALANCE SHEETS
TITAN PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
TITAN PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
TITAN PHARMACEUTICALS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
CERTIFICATIONS