Form 10-Q
period 2003-03-31
TITAN PHARMACEUTICALS INC
filed 2003-05-15
CIK 910267

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Period Ended March 31, 2003.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined on Rule 12B-2 of the Exchange Act).  Yes  ☐ No ☒

There were 27,642,085 shares of the Registrant’s Common Stock issued and outstanding on May 6, 2003.

Titan Pharmaceuticals, Inc.

Part I.  Financial Information

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)	(Note A)
Assets
Current assets
Cash and cash equivalents	$8,431	$7,155
Marketable securities	57,649	66,295
Related party receivables	160	316
Prepaid expenses, receivables, and other current assets	1,857	881
Total current assets	68,097	74,647
Property and equipment, net	896	979
Investment in other companies	300	300
	$69,293	$75,926
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,897	$1,901
Accrued clinical trials expenses	969	1,203
Other accrued liabilities	1,069	841
Total current liabilities	3,935	3,945
Minority interest - Series B preferred stock of Ingenex, Inc.	1,241	1,241
Stockholders’ equity
Common stock, at amounts paid in	191,680	191,680
Additional paid-in capital	9,187	9,161
Deferred compensation	(553)	(621)
Accumulated deficit	(136,382)	(129,852)
Accumulated other comprehensive income	185	372
Total stockholders’ equity	64,117	70,740
	$69,293	$75,926

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

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amount)

	Three Months Ended March 31,
	2003	2002
Revenue:
License and contract revenue	$26	$2,151
Grant revenue	—	196
Total revenue	26	2,347

Operating expenses:
Research and development	5,643	7,486
General and administrative	1,382	1,210
Total operating expenses	7,025	8,696
Loss from operations	(6,999)	(6,349)

Other income (expense):
Interest income, net	472	1,407
Other expense	(3)	(8)
Other income, net	469	1,399
Net loss	$(6,530)	$(4,950)

Basic and diluted net loss per share	$(0.24)	$(0.18)

Weighted average shares used in computing basic and diluted net loss per share	27,642	27,642

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(6,530)	$(4,950)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	659	350
Non-cash compensation related to stock options	94	67
Changes in operating assets and liabilities:
Prepaid expenses, receivables, and other current assets	(1,372)	(945)
Accounts payable and other accrued liabilities	(11)	(292)
Unearned contract revenue	—	(2,000)
Net cash used in operating activities	(7,160)	(7,770)

Cash flows from investing activities:
Purchases of furniture and equipment, net	(23)	(191)
Purchases of marketable securities	(24,856)	(8,623)
Proceeds from maturities of marketable securities	33,315	8,325
Proceeds from sales of marketable securities	—	7,088
Net cash provided by investing activities	8,436	6,599

Cash flows from financing activities:
Issuance of common stock, net	—	1
Net cash provided by financing activities	—	1

Net decrease in cash and cash equivalents	1,276	(1,170)
Cash and cash equivalents at beginning of period	7,155	5,772
Cash and cash equivalents at end of period	8,431	4,602
Marketable securities at end of period	57,649	91,411
Cash, cash equivalents and marketable securities at end of period	$66,080	$96,013

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Titan and its subsidiaries after elimination of all significant intercompany accounts and transactions. Certain prior year balances have been reclassified to conform to the current year presentation.  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. annual report on Form 10-K for the year ended December 31, 2002.

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

Operating Subsidiaries

We conduct a small portion of our operations through two subsidiaries: Ingenex, Inc. and ProNeura, Inc.  At March 31 2003, we owned 81% of Ingenex (assuming the conversion of all preferred stock to common stock) and 79% of ProNeura.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), “Consolidation of Variable Interest Entities.”  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  A variable interest entity often holds financial assets, including loans or receivables, real estate or other property.  A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  The adoption of FIN 46 is not expected to have a material impact on our financial position and results of operations.

2.   Stock Option Plans

We have elected to continue to follow Accounting Principles Board Opinion No. 25 (or APB 25), “Accounting for Stock Issued to Employees,” rather than the alternative method of accounting prescribed by Statement of Financial Accounting Standards No. 123 (or SFAS 123), “Accounting for Stock-Based Compensation.”   Under APB 25, no compensation expense is recognized when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant.  The following table illustrates the effect on our net loss and net loss per share if Titan had applied the provisions of SFAS 123 to estimate and recognize compensation expense for our stock-based employee compensation.

	Three Months Ended March 31,
	2003	2002
Net loss, as reported	$(6,530)	$(4,950)
Add: Stock-based employee compensation expense included in reported net loss	94	67
Deduct: Estimated stock-based employee compensation expense determined in accordance with SFAS 123 for all stock option grants	(892)	(1,973)
Pro forma net loss	$(7,328)	$(6,856)

Basic and diluted net loss per share, as reported	$(0.24)	$(0.18)
Pro forma basic and diluted net loss per share	$(0.27)	$(0.25)

3.   Net Loss Per Share

We calculate net loss per share using the weighted average common shares outstanding for the period.  For periods ended March 31, 2003 and 2002, the effect of an additional 8,385,477 and 5,218,968 shares, respectively, related to our authorized and issued convertible preferred stock and options, were not included in the computation of diluted earnings per share because they are anti-dilutive.

4.   Comprehensive Income

Comprehensive income is comprised of net loss and other comprehensive income.  The only component of other comprehensive income is unrealized gains and losses on our marketable securities.  Comprehensive loss for the three months ended March 31, 2003 and 2002 were $6.7 million and $6.0 million, respectively.

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

Our internal resources are currently focused primarily on clinical development of the following products:

•        Spheramine for the treatment of late stage Parkinson’s disease

•        Pivanex for the treatment of non-small cell lung cancer

•        Gallium maltolate for the treatment of several cancers

•        Probuphine for the treatment of opiate addiction

We are directly developing our product candidates and also utilizing corporate partnerships, including a collaboration with Schering AG, Germany (Schering) for the development of Spheramine to treat Parkinson’s disease.  Spheramine development is primarily funded by Schering.  Iloperidone is licensed to Novartis Pharma AG (Novartis) for development and commercialization in the treatment of schizophrenia and schizoaffective disorders.  Novartis continues to evaluate the next steps for the development of iloperidone, including sublicensing the compound to another company, continuing development, or returning product rights to Titan.

At this time, we are not devoting any additional internal resources to the monoclonal antibodies CeaVac, TriAb, and TriGem. These treatments are currently being studied in certain cancers by national oncology cooperative groups funded by the National Cancer Institute.

The following table provides summary status of our products in development:

Product	Potential Indication(s)	Phase of Development	Marketing Rights
Spheramine	Parkinson’s Disease	Phase IIb	Schering AG
Pivanex	Non-small cell lung cancer	Phase IIb	Titan
Gallium Maltolate	Myeloma, prostate and bladder cancer, lymphoma, bone disease associated with cancer	Phase I/II	Titan
Probuphine	Opiate addiction	Phase I (to be initiated mid-2003)	Titan
Iloperidone	Schizophrenia, psychosis	Phase III*	Novartis Pharma AG
CeaVac & TriAb	Limited stage non-small cell lung cancer	Phase II (co-operative group study)*	Titan
CeaVac & TriAb	Resected Dukes D colorectal cancer	Phase II (co-operative group study)*	Titan
TriGem & TriAb	Small cell lung cancer	Phase II (co-operative group study)*	Titan

*Further development under review

Our products are at various stages of development and may not be successfully developed or commercialized. We do not currently have any products being commercially sold.  Our proposed products will require significant further capital expenditures, development, testing, and regulatory clearances prior to commercialization.  We may experience unanticipated problems relating to product development and cannot predict whether we will successfully develop and commercialize any products.  An estimation of product completion dates and completion costs can vary significantly for each product and are difficult to predict.  Various statutes and regulations also influence our product development progress and the success of obtaining approval is highly uncertain.  For a full discussion of risks and uncertainties in our product development, see “Risk Factors – Our products are at various stages of development and may not be successfully developed or commercialized” in our 2002 annual report on  Form 10-K.

Results of Operations

Revenues for the first quarter 2003 were approximately $26,000 compared to $2.3 million for the same quarter in 2002.  Revenue for the first quarter 2002 primarily consisted of a one-time $2.0 million milestone payment from Schering following successful completion of the Phase I/II study of Spheramine in the treatment of late-stage Parkinson’s disease, and Schering’s decision to initiate randomized clinical testing of Spheramine for the treatment of patients with late-stage Parkinson’s disease.

Research and development expenses for the first quarter 2003 were $5.6 million, compared to $7.5 million for the same quarter in 2002, a decrease of 25%.  This decrease resulted primarily from the completion of the Phase III clinical study of CeaVac in Dukes’ D colorectal cancer, and our planned strategic focus on the clinical development of four product programs: Spheramine, Pivanex, gallium maltolate and Probuphine.

General and administrative expenses for the first quarter 2003 were $1.4 million compared to $1.2 million for the same quarter in 2002.  The slight increase resulted primarily from increased insurance costs.

Other income, net of amortization and other expenses, for the first quarter 2003 was $0.5 million compared to $1.4 million in the first quarter 2002.  The decrease, primarily in interest income, was a result of lower interest rates and a lower balance of cash and marketable securities.

Our net loss for the first quarter 2003 was $6.5 million, or $0.24 per share, compared to $5.0 million, or $0.18 per share, for the same quarter in 2002.

Liquidity and Capital Resources

We have funded our operations since inception through our initial public offering and private placements of our securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government sponsored research grants.  At March 31, 2003, we had $66.1 million of cash, cash equivalents, and marketable securities.

Our operating activities used $7.2 million and $7.8 million of cash in the first quarter 2003 and 2002, respectively.  Uses of cash in operating activities were primarily to fund product development programs and administrative expenses.  We have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities.  The aggregate commitments we have under these agreements, including minimum license payments, for the next 12 months is approximately $0.9 million.  Certain of the licenses require us to pay royalties on future product sales, if any.  In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent related costs and diligent efforts in product development.

We expect to continue to incur substantial additional operating losses from costs related to continuation and expansion of product and technology development, clinical trials, and administrative activities.  We believe that we currently have sufficient working capital to sustain our planned operations through 2005.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Form 10-K for the period ended December 31, 2002, have not changed significantly.

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

PART II

Item 6.       Exhibits and Reports on Form 8-K

(b)                                 Exhibits

99.0                           Section 906 Certifications

(c)                                  Reports on Form 8-K

There were no current reports on Form 8-K filed for the quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

May 15, 2003	By:	/s/ Louis R. Bucalo
Louis R. Bucalo, M.D.
Chairman, President and Chief Executive Officer

May 15, 2003	By:	/s/ Robert E. Farrell
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

Date: May 15, 2003	/s/ Louis R. Bucalo
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

Date: May 15, 2003	/s/ Robert E. Farrell
Robert E. Farrell, J.D.
Executive Vice President and Chief Financial Officer