Form 10-Q
period 2003-06-30
TITAN PHARMACEUTICALS INC
filed 2003-08-14
CIK 910267

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 2003.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined on Rule 12B-2 of the Exchange Act).  Yes  ☒  No  ☐

There were 27,650,479 shares of the Registrant’s Common Stock issued and outstanding on August 8, 2003.

Titan Pharmaceuticals, Inc.
Index to Form 10-Q

Part I.  Financial Information

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)	(Note A)
Assets
Current assets
Cash and cash equivalents	$18,544	$7,155
Marketable securities	41,097	66,295
Related party receivables	145	316
Prepaid expenses, receivables, and other current assets	1,714	881
Total current assets	61,500	74,647
Furniture and equipment, net	930	979
Investment in other companies	300	300
	$62,730	$75,926

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,579	$1,901
Accrued clinical trials expenses	1,309	1,203
Other accrued liabilities	1,103	841
Total current liabilities	3,991	3,945
Minority interest - Series B preferred stock of Ingenex, Inc.	1,241	1,241
Stockholders’ equity
Common stock, at amounts paid-in	191,690	191,680
Additional paid-in capital	9,189	9,161
Deferred compensation	(471)	(621)
Accumulated deficit	(143,063)	(129,852)
Accumulated other comprehensive income	153	372
Total stockholders’ equity	57,498	70,740
	$62,730	$75,926

Note A:  The balance sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statement presentation.

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amount)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

License and contract revenue	$2	$151	$28	$2,498
Total revenue	2	151	28	2,498

Operating expenses:
Research and development	5,735	6,919	11,377	14,405
General and administrative	1,257	1,391	2,638	2,601
Total operating expenses	6,992	8,310	14,015	17,006
Loss from operations	(6,990)	(8,159)	(13,987)	(14,508)

Other income (expense):
Interest income, net	325	1,447	796	2,854
Other expense	(16)	(320)	(20)	(328)
Other income, net	309	1,127	776	2,526
Net loss	$(6,681)	$(7,032)	$(13,211)	$(11,982)

Basic and diluted net loss per share	$(0.24)	$(0.25)	$(0.48)	$(0.43)

Weighted average shares used in computing basic and diluted net loss per share	27,643	27,642	27,643	27,642

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(13,211)	$(11,982)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	970	567
Non-cash compensation related to stock options	177	165
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	(1,413)	(396)
Accounts payable and other accrued liabilities	46	(5)
Deferred contract revenue	—	(2,000)
Net cash used in operating activities	(13,431)	(13,651)

Cash flows from investing activities:
Purchases of furniture and equipment, net	(169)	(394)
Purchases of marketable securities	(32,561)	(8,095)
Proceeds from maturities of marketable securities	48,540	14,133
Proceeds from sales of marketable securities	9,000	8,531
Net cash provided by investing activities	24,810	14,175

Cash flows from financing activities:
Issuance of common stock, net	10	2
Net cash provided by financing activities	10	2

Net increase (decrease) in cash and cash equivalents	11,389	526
Cash and cash equivalents at beginning of period	7,155	5,772
Cash and cash equivalents at end of period	18,544	6,298
Marketable securities at end of period	41,097	83,318
Cash, cash equivalents and marketable securities at end of period	$59,641	$89,616

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Titan and its subsidiaries after elimination of all significant intercompany accounts and transactions. Certain prior year balances have been reclassified to conform to the current year presentation.  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Operating Subsidiaries

We conduct some of our operations through two subsidiaries: Ingenex, Inc. and ProNeura, Inc.  At June 30, 2003, we owned 81% of Ingenex (assuming the conversion of all preferred stock to common stock) and 79% of ProNeura.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), “Consolidation of Variable Interest Entities.”  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  The adoption of FIN 46 is not expected to have a material impact on our financial position and results of operations.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(6,681)	$(7,032)	$(13,211)	$(11,982)
Add: Stock-based employee compensation expense included in reported net loss	83	98	177	165
Deduct: Estimated stock-based employee compensation expense determined in accordance with SFAS 123 for all stock option grants	(416)	(2,543)	(1,308)	(4,516)
Pro forma net loss	$(7,014)	$(9,477)	$(14,342)	$(16,333)

Basic and diluted net loss per share, as reported	$(0.24)	$(0.25)	$(0.48)	$(0.43)
Pro forma basic and diluted net loss per share	$(0.25)	$(0.34)	$(0.52)	$(0.59)

3.              Net Loss Per Share

We calculate net loss per share using the weighted average common shares outstanding for the period.  For periods ended June 30, 2003 and 2002, the effect of an additional 6,524,548 and 5,415,516 shares, respectively, related to our authorized and issued convertible preferred stock and options, were not included in the computation of diluted earnings per share because they are anti-dilutive.

4.              Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income.  The only component of other comprehensive income is unrealized gains and losses on our marketable securities.  Comprehensive loss for the three and six months ended June 30, 2003 were $6.7 million and $13.4 million, respectively, and for the three and six months ended June 30, 2002 were $7.3 million and $13.4 million, respectively.

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

•                  Spheramine for the treatment of Parkinson’s disease

•                  Pivanex for the treatment of non-small cell lung cancer

•                  Gallium maltolate for the treatment of several cancers

•                  Probuphine for the treatment of opiate addiction

Following is an update on the status and progress of Titan’s core development programs:

Spheramine

Enrollment in a randomized, controlled, blinded, multi-center Phase IIb clinical study of Spheramine in advanced Parkinson’s disease is proceeding on schedule, and the first cohort of twelve patients has been enrolled.  Schering AG, Germany, Titan’s corporate partner for the development of Spheramine, is funding and co-managing the study.  In the second quarter, results from a pilot clinical study of Spheramine, demonstrating an average 41 percent improvement in patients’ motor function 2 years post treatment, were presented at the American Academy of Neurology.

Pivanex

A randomized, controlled, multi-center Phase IIb clinical study of Pivanex in combination with docetaxel in the treatment of non-small cell lung cancer (NSCLC) was initiated in June.  Pivanex is being administered at the same dose level at which it demonstrated encouraging tumor response and survival data in a previous Phase II clinical study, in which Pivanex was administered as a single agent.  In related development activities, additional laboratory study results demonstrating that Pivanex is synergistic with docetaxel against

NSCLC were presented at the meeting of the American Association for Cancer Research in July.  Pivanex is a histone deacetylase inhibitor with potential activity in a wide range of cancers.

Gallium Maltolate

Titan is completing the Phase I portion of a Phase I/II clinical study of gallium maltolate in several cancers.  There have been no significant adverse events, and the maximum tolerated dose level has not yet been reached.  Accordingly, additional patient cohorts are being enrolled at higher doses.  Preclinical testing of gallium maltolate in other disease settings is also ongoing.  Gallium maltolate is a novel oral agent for the treatment of cancer and bone disease.

Probuphine

Titan is advancing a pilot clinical study of Probuphine, a novel long-term treatment for opiate addiction that utilizes Titan’s proprietary ProNeura drug delivery system.  The first cohort of six patients has been enrolled at the first dose level being studied, with no adverse effects seen to date.  Probuphine has been shown in preclinical studies to deliver targeted therapeutic levels of buprenorphine, an approved agent for the treatment for opiate addiction, for eight months with no adverse effects.  Results from these preclinical studies were presented at the Meeting of the Controlled Release Society held in Glasgow, Scotland in July 2003.

We are directly developing our product candidates and also utilizing corporate partnerships, including a collaboration with Schering AG, Germany (Schering) for the development of Spheramine to treat Parkinson’s disease.  Spheramine development is primarily funded by Schering.  Iloperidone is licensed to Novartis Pharma AG (Novartis) for development and commercialization in the treatment of schizophrenia and schizoaffective disorders.  Novartis continues to evaluate the next steps for the development of iloperidone, including sublicensing the compound to another company or returning product rights to Titan.

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

Results of Operations

Revenues for the second quarter and the first six months of 2003 were approximately $2,000 and $28,000, compared to $151,000 and $2.5 million for the same periods in 2002.  The difference in revenue for the first six-month period is primarily the result of a milestone payment Titan received from Schering for Spheramine in the first quarter of 2002.

Research and development expenses for the second quarter 2003 were $5.7 million, compared to $6.9 million for the same quarter in 2002, a decrease of $1.2 million, or 17%.  For the first six months of 2003, research and development expenses were $11.4 million, compared to $14.4 million for the same six-month period in 2002, a decrease of $3.0 million, or 21%.  This decrease resulted primarily from our planned strategic focus on the clinical development of four product programs: Spheramine, Pivanex, gallium maltolate and Probuphine, and the discontinuance of expenses associated with the monoclonal antibody program as previously stated.

General and administrative expenses for the second quarter 2003 were $1.3 million, compared to $1.4 million for the same quarter in 2002.  For the first six months of 2003 and 2002, general and administrative expenses were $2.6 million, compared to $2.6 million for the same six-month period in 2002.

Other income, primarily interest income net of amortization and other expenses, for the second quarter 2003 was $0.3 million compared to $1.1 million in the second quarter 2002.  For the first six months of 2003, other income, net, was $0.8 million compared to $2.5 million for the same six-month period in 2002.  The decrease, primarily in interest income, was a result of lower interest rates and a lower balance of cash and marketable securities.

Our net loss for the second quarter 2003 was $6.7 million, or $0.24 per share, compared to $7.0 million, or $0.25 per share, for the same quarter in 2002.  For the first six months of 2003, our net loss was $13.2 million, or $0.48 per share, compared to $12.0 million, or $0.43 per share, for the same six-month period in 2002.

Liquidity and Capital Resources

We have funded our operations since inception through our initial public offering and private placements of our securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government sponsored research grants.  At June 30, 2003, we had $59.6 million of cash, cash equivalents, and marketable securities.

Our operating activities used $13.4 million and $13.7 million of cash in the first six months in 2003 and 2002, respectively.  Uses of cash in operating activities were primarily to fund product development programs and administrative expenses.  We have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities.  The aggregate commitments we have under these agreements, including minimum license payments, for the next 12 months is approximately $0.3 million.  Certain of the licenses require us to pay royalties on future product sales, if any.  In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent related costs and diligent efforts in product development.

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

Item 4.                       Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2003 the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company, is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this report was being prepared.

There were no changes in the Company’s internal controls or in other factors during the most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 6.                       Exhibits and Reports on Form 8-K

(b)                                 Exhibits

31                                    Rule 13a-14(A) Certifications.

32                                    Section 1350 Certifications.

(c)                                  Reports on Form 8-K

The Company filed a Current Report on Form 8-K under Item 5 “Other Events” during the three-month period ended June 30, 2003. The report dated May 15, 2003 contained the Company’s press release announcing its financial results for the three months ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

August 14, 2003	By:	/s/ Louis R. Bucalo
Louis R. Bucalo, M.D. Chairman, President and Chief Executive Officer

August 14, 2003	By:	/s/ Robert E. Farrell
Robert E. Farrell Executive Vice President and Chief Financial Officer