Form 10-Q
period 2003-09-30
TITAN PHARMACEUTICALS INC
filed 2003-11-14
CIK 910267

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Period Ended September 30, 2003.

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

There were 28,874,984 shares of the Registrant’s Common Stock issued and outstanding on November 7, 2003.

Titan Pharmaceuticals, Inc.
Index to Form 10-Q

Part I.  Financial Information

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)	(Note A)
Assets
Current assets
Cash and cash equivalents	$7,473	$7,155
Marketable securities	46,147	66,295
Related party receivables	146	316
Prepaid expenses, receivables, and other current assets	1,405	881
Total current assets	55,171	74,647
Furniture and equipment, net	850	979
Investment in other companies	300	300
	$56,321	$75,926
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$746	$1,901
Accrued clinical trials expenses	1,578	1,203
Other accrued liabilities	1,461	841
Total current liabilities	3,785	3,945
Minority interest - Series B preferred stock of Ingenex, Inc.	1,241	1,241
Stockholders’ equity
Common stock, at amounts paid-in	191,727	191,680
Additional paid-in capital	9,078	9,161
Deferred compensation	(298)	(621)
Accumulated deficit	(149,231)	(129,852)
Accumulated other comprehensive income	19	372
Total stockholders’ equity	51,295	70,740
	$56,321	$75,926

Note A:  The balance sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statement presentation.

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amount)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

License and contract revenue	$—	$158	$28	$2,656
Total revenue	—	158	28	2,656

Operating expenses:
Research and development	5,262	7,202	16,639	21,607
General and administrative	1,239	1,314	3,878	3,915
Total operating expenses	6,501	8,516	20,517	25,522
Loss from operations	(6,501)	(8,358)	(20,489)	(22,866)

Other income (expense):
Interest income, net	265	1,070	1,062	3,924
Other income (expense)	67	(8)	47	(336)
Other income, net	332	1,062	1,109	3,588
Net loss	$(6,169)	$(7,296)	$(19,380)	$(19,278)

Basic and diluted net loss per share	$(0.22)	$(0.26)	$(0.70)	$(0.70)

Weighted average shares used in computing basic and diluted net loss per share	27,653	27,642	27,646	27,642

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(19,380)	$(19,278)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,937	912
Non-cash compensation related to stock options	240	245
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	(1,962)	(729)
Accounts payable and other accrued liabilities	(160)	(346)
Deferred contract revenue	—	(2,000)
Net cash used in operating activities	(19,325)	(21,196)

Cash flows from investing activities:
Purchases of furniture and equipment, net	(199)	(692)
Purchases of marketable securities	(47,308)	(14,922)
Proceeds from maturities of marketable securities	58,103	29,543
Proceeds from sales of marketable securities	9,000	8,531
Net cash provided by investing activities	19,596	22,460

Cash flows from financing activities:
Issuance of common stock, net	47	1
Net cash provided by financing activities	47	1

Net increase (decrease) in cash and cash equivalents	318	1,265
Cash and cash equivalents at beginning of period	7,155	5,772
Cash and cash equivalents at end of period	7,473	7,037
Marketable securities at end of period	46,147	74,412
Cash, cash equivalents and marketable securities at end of period	$53,620	$81,449

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.              Organization and Summary of Significant Accounting Policies

The Company

We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system disorders, cancer, and cardiovascular disorders.  We operate in one business segment, the development of biopharmaceutical products.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Titan and its subsidiaries after elimination of all significant intercompany accounts and transactions. Certain prior year balances have been reclassified to conform to the current year presentation.  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Revenue Recognition

We generate revenue principally from collaborative research and development arrangements, technology licenses, and government grants. Revenue is recognized when the four basic criteria of revenue recognition are met: (1) a contractual agreement exists; (2) transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.  For each source of revenue, we comply with the above revenue recognition criteria in the following manner:

•                  Collaborative arrangements typically consist of non-refundable and/or guaranteed technology access fees, cost reimbursements for specific research and development spending, and various milestone and future product royalty payments. Non-refundable upfront fees that are not dependent on future performance under these agreements are recognized as revenue when received, and straight-lined over the development period or term of the arrangement if Titan has continuing performance obligations. Cost reimbursements for research and development spending are recognized when the related costs are incurred and when reimbursements are received.  Payments received related to substantive, performance-based “at-risk” milestones are recognized as revenue upon achievement of the clinical success or regulatory event specified in the underlying contracts, which represent the culmination of the earnings process. Amounts received in advance are recorded as deferred revenue until the technology is transferred, costs are incurred, or milestone is reached.

•                  Technology license agreements typically consist of non-refundable upfront license fees and annual minimum access fees or royalty payments.  License revenue received is recognized when the technology is transferred or accessed and Titan has no future performance obligations related to the licensed technology.

•                  Government grants, which support our research efforts in specific projects, generally provide for reimbursement of approved costs as defined in the notices of grants. Grant revenue is recognized when associated project costs are incurred.

Operating Subsidiaries

We conduct some of our operations through two subsidiaries: Ingenex, Inc. and ProNeura, Inc.  At September 30, 2003, we owned 81% of Ingenex (assuming the conversion of all preferred stock to common stock) and 79% of ProNeura.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), “Consolidation of Variable Interest Entities.”  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  In October 2003, the FASB deferred the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003.  The deferral requires that public companies adopt the provisions of FIN 46 at the end of periods ending after December 15, 2003.  The adoption of FIN 46 is not expected to have a material impact on our financial position and results of operations.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Titan’s adoption of EITF Issue No. 00-21 did not have a material impact on our financial position and results of operations.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share amount)
Net loss, as reported	$(6,169)	$(7,296)	$(19,380)	$(19,278)
Add: Stock-based employee compensation expense included in reported net loss	62	81	240	245
Deduct: Estimated stock-based employee compensation expense determined in accordance with SFAS 123 for all stock option grants	(821)	(2,182)	(2,129)	(6,698)
Pro forma net loss	$(6,928)	$(9,397)	$(21,269)	$(25,731)

Basic and diluted net loss per share, as reported	$(0.22)	$(0.26)	$(0.70)	$(0.70)
Pro forma basic and diluted net loss per share	$(0.25)	$(0.34)	$(0.77)	$(0.93)

3.              Net Loss Per Share

We calculate net loss per share using the weighted average common shares outstanding for the period.  For periods ended September 30, 2003 and 2002, the effect of an additional 6,397,433 and 6,387,714 shares, respectively, related to our authorized and issued convertible preferred stock and options, were not included in the computation of diluted earnings per share because they are anti-dilutive.

4.              Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss.  The only component of other comprehensive income is unrealized gains and losses on our marketable securities.  Comprehensive loss for the three and nine months ended September 30, 2003 were $6.3 million and $19.7 million, respectively, and for the three and nine months ended September 30, 2002 were $7.6 million and $21.0 million, respectively.

5.              Subsequent Event

DITPA Acquisition

On October 16, 2003, we announced the acquisition of a novel product in clinical testing for the treatment of congestive heart failure (CHF).  The product in development, 3,5-diiodothyropropionic acid (DITPA), is an orally active analogue of thyroid hormone that has demonstrated in preclinical and clinical studies to date the ability to improve cardiac function, with no significant adverse effects.  Titan acquired DITPA through the acquisition of Developmental Therapeutics, Inc. (DTI), a private company established to develop DITPA, and the exclusive licensee of recently issued U.S. patent and pending U.S. and international patent applications covering DITPA. Titan acquired DTI in a stock transaction for 1,187,500 shares of Titan common stock valued at approximately $3.6 million using the average market price of our common stock over the five-day trading period, including and prior to the date of the merger in accordance with generally accepted accounting principles. We also made a cash payment of $171,250 to the licensor of the technology.  The total acquisition cost of approximately $3.9 million will be charged to acquired research and development expense in the fourth quarter 2003.  An additional payment of 712,500 shares of Titan common stock will be made only upon the achievement of positive pivotal study results or certain other substantial milestones within five years. In addition, a cash payment of $102,750 or, alternatively, an additional payment of 37,500 shares of Titan common stock will be made to the licensor of the technology upon achievement of such study results or such other substantial milestones within five years.

Legal Proceedings

On November 4, 2003, a purported class action suit entitled Patrick Magee v. Titan Pharmaceuticals, Inc., et al was filed in the United States District Court for the Northern District of California on behalf of purchasers of Titan’s common stock during the period between December 1, 1999 and July 22, 2002.  Subsequently, several similar actions were filed in the same court.  The complaints allege that Titan and certain of its executive officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by issuing false and misleading statements that failed to disclose certain key information regarding iloperidone. The complaints seek unspecified damages. The complaints have not yet been consolidated, we have not yet answered any of the complaints, discovery has not commenced and no trial date has been established.

On November 6, 2003, a stockholder purporting to act on our behalf filed a derivative action in the California Superior Court for the County of San Mateo against Titan’s executive officers and directors and certain former directors seeking unspecified damages, injunctive relief and restitution. Titan was also named as a nominal defendant. The derivative action is based on the same factual allegations as the purported class actions and alleges state law claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment.  No trial date has been scheduled.

We believe that the claims in the purported securities class actions and the derivative action are without merit and intend to defend against them vigorously. While it is not possible to predict accurately or to determine the eventual outcome of these actions, the litigation may be costly, time consuming and disruptive to our business and an unfavorable outcome or settlement could have a material adverse impact on our financial position.

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

Spheramine®, Pivanex®, Probuphine™, CeaVac®, TriAb®, TriGem™ and CCM® are trademarks of Titan Pharmaceuticals, Inc.

Overview

We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system disorders, cancer, and cardiovascular disorders.  Our product development programs focus on large pharmaceutical markets with significant unmet medical needs and commercial potential.

Our internal resources are currently focused primarily on clinical development of the following products:

•                  Spheramine for the treatment of Parkinson’s disease

•                  Pivanex for the treatment of non-small cell lung cancer

•                  Gallium maltolate for the treatment of several cancers

•                  Probuphine for the treatment of opiate addiction

•                  DITPA for the treatment of congestive heart failure

Following is an update on the status and progress of Titan’s core development programs:

Spheramine

Enrollment in a randomized, controlled, blinded, multi-center Phase IIb clinical study of Spheramine in advanced Parkinson’s disease is proceeding on schedule, with treatment of the first cohort of 12 patients completed in July 2003 and the treatment of the second cohort of 24 patients in process.  Schering AG, Germany, Titan’s corporate partner for the development of Spheramine, is funding and co-managing the study, which commenced in the fourth quarter of 2002 and may be completed in the second half of 2005.  In the second quarter this year, results from a pilot clinical study of Spheramine, demonstrating an average 41 percent improvement in patients’ motor function two years post treatment, were presented at the annual meeting of the American Academy of Neurology.

Pivanex

A randomized, controlled, multi-center Phase IIb clinical study of Pivanex in combination with docetaxel in the treatment of non-small cell lung cancer (NSCLC) was initiated in the second quarter of 2003 and may be completed in the second half of 2004.  Pivanex is being administered at the same dose level at which it demonstrated encouraging tumor response and survival data in a previous open label Phase II clinical study, in which Pivanex was administered as a single agent.  This dose of Pivanex followed by the approved second line treatment of docetaxel has been demonstrated to be safe with no significant additional side effects from Pivanex.  In related development activities, additional laboratory study results demonstrating that Pivanex is synergistic with docetaxel against NSCLC were presented at the meeting of the American Association for Cancer Research in July 2003.  Pivanex is a histone deacetylase inhibitor with potential activity in a wide range of cancers.

Gallium Maltolate

Titan is completing the Phase I portion of a Phase I/II clinical study of gallium maltolate in several cancers.  There have been no significant adverse events, and the maximum tolerated dose level has not yet been reached.  Accordingly, additional patient cohorts are being enrolled at higher doses.  The Phase I portion of this clinical study may be completed in the first half of 2004.  Preclinical testing of gallium maltolate in other disease settings is also ongoing.  Gallium maltolate is a novel oral agent for the treatment of cancer and bone disease.

Probuphine

Titan is advancing a pilot clinical study of Probuphine, a novel long-term treatment for opiate addiction that utilizes Titan’s proprietary ProNeura drug delivery system.  This study was initiated in the first half of 2003, and the first cohort of six patients has been treated at the first dose level being studied, with no adverse effects seen to date at up to four months post treatment.  Additional patients are now commencing treatment at the second dose level.  This pilot study may be completed in the second half of 2004.  Probuphine has been shown in preclinical studies to deliver targeted therapeutic levels of buprenorphine, an approved agent for the treatment for opiate addiction, for eight months with no adverse effects.  Results from these preclinical studies were presented at the Meeting of the Controlled Release Society held in Glasgow in July 2003.  Preliminary results from the pilot clinical study were presented at the International Society of Addiction Medicine in Amsterdam in September 2003.

DITPA

DITPA has completed Phase I and preliminary controlled Phase II clinical testing in the treatment of congestive heart failure (CHF), and the U.S. Department of Veterans Affairs (VA) will initiate a 150 patient, randomized, double blind Phase II clinical study in CHF during the first half of 2004.  This multicenter study is funded by a $3.8 million grant from the VA. Titan will further evaluate product development strategy and establish an approval directed plan for DITPA in early 2004.

We are directly developing our product candidates and also utilizing corporate partnerships, including collaboration with Schering AG, Germany (Schering) for the development of Spheramine to treat Parkinson’s disease.  Spheramine development is primarily funded by Schering.  Iloperidone is licensed to Novartis Pharma AG (Novartis) for development and commercialization in the treatment of schizophrenia and schizoaffective disorders.  Novartis continues to evaluate the next steps for the development of iloperidone, including sublicensing the compound to another company or returning product rights to Titan.  We also utilize grants from government agencies to fund development of our product candidates, as mentioned above for DITPA.

At this time, we are not devoting any additional internal resources to the monoclonal antibodies CeaVac, TriAb, and TriGem.  These treatments are currently being studied in certain cancers by national oncology cooperative groups funded by the National Cancer Institute.

Our products are at various stages of development and may not be successfully developed or commercialized. We do not currently have any products being commercially sold.  Our proposed products will require significant further capital expenditures, development, testing, and regulatory clearances prior to commercialization.  We may experience unanticipated problems relating to product development and cannot predict whether we will successfully develop and commercialize any products.  For a full discussion of risks and uncertainties of our product development, see “Risk Factors – Our products are at various stages of development and may not be successfully developed or commercialized” in our 2002 Annual Report on Form 10-K.

Results of Operations

In the third quarter 2003, the Company had no revenues, compared to approximately $158,000 of revenue for the same period in 2002.  Revenues for the first nine months of 2003 were approximately $28,000, compared to $2.7 million for the same period in 2002.  The difference in revenue for the first nine-month period is primarily the result of a milestone payment Titan received from Schering for Spheramine in the first quarter of 2002.

Research and development (R&D) expenses for the third quarter 2003 were $5.3 million, compared to $7.2 million for the same quarter in 2002, a decrease of $1.9 million, or 27%.  For the first nine months of 2003, research and development expenses were $16.6 million, compared to $21.6 million for the same nine-month period in 2002, a decrease of $5.0 million, or 23%.  This decrease resulted primarily from our planned strategic focus on the clinical development of Spheramine, Pivanex, gallium maltolate and Probuphine, and the discontinuance of expenses associated with the monoclonal antibody program as previously stated.

External R&D expenses include external direct expenses such as clinical research organization charges, investigator and review board fees, patient expense reimbursements, pre-clinical activities and contract manufacturing expenses. R&D operating costs include research and development personnel salaries and employment related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. We do not allocate R&D operating costs to individual projects. Only external R&D expenses are tracked by project and in the third quarter 2003, external R&D expenses accounted for approximately 42% of total R&D expenses.  Approximately 88% of these external R&D expenses support products in development for the treatment of cancer and the remainder for our CNS products.

An estimation of product completion dates and completion costs can vary significantly for each product and are difficult, if not impossible, to predict.  Various statutes and regulations as well as competition also influence our product development progress and the success of obtaining approval is highly uncertain.  See “Risk Factors – Our products are at various stages of development and may not be successfully developed or commercialized” in our 2002 Annual Report on Form 10-K for a full discussion of risks and uncertainties of our product development.

General and administrative expenses for the third quarter 2003 were $1.2 million, compared to $1.3 million for the same quarter in 2002.  General and administrative expenses were $3.9 million for the same nine-month period in 2003 and 2002.

Other income, primarily interest income net of amortization and other expenses, for the third quarter 2003 was $332,000 compared to $1.1 million in the same quarter in 2002.  For the first nine months of 2003, other income, net, was $1.1 million compared to $3.6 million for the same nine-month period in 2002.  The decrease, primarily in interest income, was a result of lower interest rates and a lower balance of cash and marketable securities.

Our net loss for the third quarter 2003 was $6.2 million, or $0.22 per share, compared to $7.3 million, or $0.26 per share, for the same quarter in 2002.  For the first nine months of 2003, our net loss was $19.4 million, or $0.70 per share, compared to $19.3 million, or $0.70 per share, for the same nine-month period in 2002.

Liquidity and Capital Resources

We have funded our operations since inception through sales of our securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government sponsored research grants.  At September 30, 2003, we had $53.6 million of cash, cash equivalents, and marketable securities.

Our operating activities used $19.3 million and $21.2 million of cash in the first nine months in 2003 and 2002, respectively.  Uses of cash in operating activities were primarily to fund product development programs and administrative expenses.  We have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities.  The aggregate commitments we have under these agreements, including minimum license payments, for the next 12 months is approximately $0.5 million.  Certain of the licenses require us to pay royalties on future product sales, if any.  In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent related costs and diligent efforts in product development.

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

Item 4.    Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2003 the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company, is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this report was being prepared.

There were no changes in the Company’s internal controls or in other factors during the most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1.    Legal Proceedings

On November 4, 2003, a purported class action suit entitled Patrick Magee v. Titan Pharmaceuticals, Inc., et al was filed in the United States District Court for the Northern District of California on behalf of purchasers of Titan’s common stock during the period between December 1, 1999 and July 22, 2002.  Subsequently, several similar actions were filed in the same court.  The complaints allege that Titan and certain of its executive officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by issuing false and misleading statements that failed to disclose certain key information regarding iloperidone. The complaints seek unspecified damages. The complaints have not yet been consolidated, we have not yet answered any of the complaints, discovery has not commenced and no trial date has been established.

On November 6, 2003, a stockholder purporting to act on our behalf filed a derivative action in the California Superior Court for the County of San Mateo against Titan’s executive officers and directors and certain former directors seeking unspecified damages, injunctive relief and restitution. Titan was also named as a nominal defendant. The derivative action is based on the same factual allegations as the purported class actions and alleges state law claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment.  No trial date has been scheduled.

We believe that the claims in the purported securities class actions and the derivative action are without merit and intend to defend against them vigorously. While it is not possible to predict accurately or to determine the eventual outcome of these actions, the litigation may be costly, time consuming and disruptive to our business and an unfavorable outcome or settlement could have a material adverse impact on our financial position.

Item 4.    Submission of Matters to a Vote of Security Holders

On August 14, 2003, the Company held its Annual Meeting of Stockholders.  Matters voted upon at the meeting and the number of affirmative votes, negative votes, withheld votes and abstentions cast with respect to each such matter were as follows:

1.               Election of the Company’s Directors:

	Affirmative Votes	Withheld Votes
Louis R. Bucalo	20,725,901	801,821
Ernst-Günter Afting	20,887,896	639,826
Victor J. Bauer	20,760,046	767,676
Eurelio M. Cavalier	21,236,741	290,981
Michael K. Hsu	21,236,991	290,731
Hubert E. Huckel	21,236,927	290,795
M. David MacFarlane	21,384,193	143,529
Ley S. Smith	21,394,332	133,390
Konrad M. Weis	21,383,682	144,040

	Affirmative Votes	Against Votes	Abstentions
2. Approval of the appointment of Ernst & Young LLP as independent auditors	21,430,293	92,904	4,525

As a result of the foregoing, each of the nominees was elected director of the Company until the next annual meeting of stockholders or until their successor is elected and qualified, and the appointment of Ernst & Young LLP as the Company’s independent auditors was approved.

Item 5.    Other Information

Dr. Frank Valone, formerly Executive Vice President of Clinical Development and Regulatory Affairs, is no longer employed by Titan, having left the Company on November 1, 2003 to pursue other interests.

Item 6.    Exhibits and Reports on Form 8-K

(b)	Exhibits

	31	Rule 13a-14(A) Certifications.
	32	Section 1350 Certifications.

(c)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K in the three months period ended September 30, 2003 in accordance with the interim guidance of the Securities and Exchange Commission to furnish the information required by Item 12 of Form 8-K (Results of Operations and Financial Condition) under “Item 9 Regulation FD Disclosure”. The report dated August 11, 2003 contained the Company’s press release announcing its financial results for the three months ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

November 14, 2003	By:	/s/ Louis R. Bucalo
Louis R. Bucalo, M.D.
Chairman, President and Chief Executive Officer

November 14, 2003	By:	/s/ Robert E. Farrell
Robert E. Farrell
Executive Vice President and Chief Financial Officer