Form 10-K
period 2003-12-31
TITAN PHARMACEUTICALS INC
filed 2004-03-12
CIK 910267

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES ECHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-27436

TITAN PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3171940 (I.R.S. Employer identification number)
400 Oyster Point Blvd., Suite 505, South San Francisco, California (Address of principal executive offices)	94080 (Zip code)

Registrant's telephone number, including area code: (650) 244-4990

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	The American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the 26,821,434 shares of voting and non-voting common equity held by non-affiliates of the registrant based on the closing price on June 30, 2003 was $63.6 million.

        As of March 5, 2004, 29,012,264 shares of common stock, $.001 par value, of the registrant were issued and outstanding.

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

        Spheramine®, Pivanex®, Probuphine®, CeaVac®, TriAb®, TriGem™ and CCM™ are trademarks of Titan Pharmaceuticals, Inc. This Form 10-K also includes trade names and trademarks of companies other than Titan Pharmaceuticals, Inc.

Item 1. Business

(a)   General Development of Business

        We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system (CNS) disorders, cancer, and cardiovascular disease. Our product development programs focus on large pharmaceutical markets with significant unmet medical needs and commercial potential. Our internal resources are focused primarily on clinical development of the following five products:

  •
  Spheramine: for the treatment of late stage Parkinson's disease

  •
  Pivanex: for the treatment of non-small cell lung cancer

  •
  Gallium maltolate: for the treatment of several cancers and bone related disease associated with cancer

  •
  Probuphine: for the treatment of opiate addiction

  •
  DITPA: for the treatment of congestive heart failure

        We are directly developing our product candidates and also utilizing strategic partnerships, including a collaboration with Schering AG, Germany (Schering). These collaborations help fund product development and enable us to retain significant economic interest in our products. Spheramine development is primarily funded by our corporate partner for Spheramine, Schering. Following the announcement of clinical study results in mid 2002, Novartis is considering alternatives for the iloperidone program for the treatment of schizophrenia, including sub-licensing the product to another company for further development, or returning product rights to Titan. Titan is no longer directly pursuing development of the monoclonal antibodies—CeaVac, TriAb, and TriGem—for the treatment of various cancers, and remaining clinical studies are externally funded collaborations with co-operative groups.

        Titan was incorporated in Delaware in February 1992 and has been funded through various sources, including an initial public offering in January 1996 and private placements of securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants.

        Some of our preclinical product development work is conducted through our two consolidated subsidiaries: Ingenex, Inc., and ProNeura, Inc. References to us and our products throughout this document include the products under development by the two subsidiaries.

(b)   Financial Information About Industry Segments

        We operate in only one business segment, the development of pharmaceutical products.

(c)   Narrative Description of Business

Product Development Programs

        The following table provides summary status of our products in development:

Product	Potential Indication(s)	Phase of Development	Marketing Rights
Spheramine	Parkinson's disease	Phase IIb	Schering AG
Pivanex	Non-small cell lung cancer	Phase IIb	Titan
Gallium maltolate	Several cancers and bone disease associated with cancer	Phase I/II	Titan
Probuphine	Opiate addiction	Phase I/II	Titan
DITPA	Congestive heart failure	Phase II	Titan
Iloperidone	Schizophrenia, psychosis	Phase III*	Novartis Pharma AG

*
Further development under review.

Spheramine

        Spheramine is a cell-based therapeutic being developed for potential treatment of Parkinson's disease. It utilizes our proprietary cell-coated microcarrier (CCM) technology, which enables the development of cell-based therapies for minimally-invasive, site-specific delivery to the central nervous system of therapeutic factors precisely where they are needed.

        Spheramine consists of microcarriers coated with L-dopa-producing human retinal pigment epithelial cells that directly enhance brain levels of dopamine, a neurotransmitter deficient in certain brain regions in Parkinson's disease, leading to movement disorders. Preclinical studies have demonstrated the preliminary efficacy and safety of Spheramine, including blinded studies in a primate model of Parkinson's disease. Positron emission tomography (PET) imaging studies in primates have confirmed the presence of increased dopamine signals in regions treated with Spheramine. A pilot clinical study of Spheramine performed by Titan in six patients with late-stage Parkinson's disease demonstrated substantial improvement (average 48%) in motor function in six patients at one-year post treatment with no significant adverse events. These results were first reported at the American Academy of Neurology (AAN) annual meeting in 2002. At the AAN annual meeting in 2003, two-year results from this study were presented that demonstrated an average 41% improvement in those patients' motor function two years post treatment with no significant adverse events.

        In December 2002, we announced the initiation of a multicenter, randomized, blinded, controlled study of Spheramine in Parkinson's disease. This Phase IIb clinical study will enroll 68 patients with later-stage Parkinson's disease (Hoehn and Yahr Stages III and IV) to further evaluate the efficacy, safety, and tolerability of Spheramine. Enrollment is proceeding on schedule, and we estimate that this Phase IIb study will be completed in the second half of 2005. Schering, Titan's corporate partner for worldwide development and commercialization of Spheramine, is fully funding the clinical development program for Spheramine. Under this agreement, Schering received exclusive, worldwide development, manufacturing and commercialization rights, and, in addition to the clinical and manufacturing development funding and milestone payments, Schering will pay us a royalty on future product sales. In February 2002, Titan announced the receipt of a $2 million milestone payment from Schering following the successful completion of Titan's Phase I/II clinical study of Spheramine, and the decision by

Schering to initiate larger, randomized clinical testing of Spheramine for the treatment of late-stage Parkinson's disease.

Pivanex

        Pivanex is a novel small molecule that acts by inhibiting key enzymes called histone deacetylases, which are responsible for changing the expression of cancer-related genes. By altering gene expression, Pivanex slows cancer cell growth and helps in the destruction of cancer cells. In May 2002, we presented data from a Phase II clinical study at the American Society of Clinical Oncology Annual Meeting showing that Pivanex demonstrated clinical benefit and showed promise for treatment of refractory non-small cell lung cancer (NSCLC). In that multicenter, open-label study, 47 patients with advanced NSCLC who had failed prior chemotherapy were treated with Pivanex. Results showed disease stabilization of 12 weeks or more in 30% of patients and responses in 3 patients. In 29 patients whose cancer had progressed after one or two prior chemotherapy regimens, one-year survival was 47% and median survival was 7.9 months. This compares well to historical data with the approved agent in this setting, docetaxel, in similar patient groups, where one-year survival was 37% and median survival was approximately 7.5 months. In addition, patients treated with Pivanex in this preliminary Phase II study showed decreased pleural effusions, weight gain, decreased cough and resolution of hemoptysis. Pivanex was well tolerated, without severe side effects such as nausea, vomiting and decreased blood cells seen with many current cancer treatments.

        In January 2003, we initiated a dose escalation study to assess the safety of Pivanex combined with docetaxel as a second line treatment of NSCLC. The objective of this pilot study was to establish a safe and effective dose to be used in a subsequent Phase IIb clinical trial. In August 2003, we announced positive results from this pilot study demonstrating that Pivanex and docetaxel can be administered safely to non-small cell lung cancer patients. The regimen tested utilized the previously tested single-agent dose of Pivanex and the currently approved dose of docetaxel. The results were presented in August 2003 at the 10th World Conference on Lung Cancer in Vancouver.

        In June 2003, we announced the initiation of a multicenter, randomized, controlled Phase IIb clinical trial with Pivanex in the treatment of advanced non-small cell lung cancer. The study will evaluate the safety and efficacy of Pivanex plus docetaxel, versus docetaxel alone. This 225 patient study is expected to be completed by the end of 2004.

        In July 2003, we announced new preclinical study results further demonstrating that Pivanex, combined with docetaxel, significantly increased anti-tumor activity in non-small cell lung cancer cells. The new data, presented at the 94th annual meeting of the American Association for Cancer Research, confirmed results of previous studies that have shown Pivanex demonstrates significant anti-cancer activity, and is synergistic in combination with several current chemotherapy agents.

        In November 2003, we announced additional new preclinical study results demonstrating that Pivanex inhibits key enzymes and related cancer promoting genes in lung cancer cells. The data were presented in Boston at the AACR-NCI-EORTC Conference on Molecular Targets and Cancer Therapeutics.

Gallium Maltolate

        Gallium maltolate is an orally administered form of gallium, a semi-metallic element. Prior independent studies using intravenously administered gallium nitrate have demonstrated preliminary evidence of clinical activity in several cancers, including multiple myeloma, lymphoma, bladder cancer and prostate cancer. An IV formulation of gallium nitrate, received FDA approval in 1991 for the treatment of hypercalcemia of malignancy. Evidence suggests that gallium may concentrate at sites of malignancy and then act at these sites to inhibit abnormal cell proliferation. Gallium maltolate has two distinct potential mechanisms of action: directly targeting and killing cancer cells, and protecting bone from the effects of tumor metastasis. A key enzyme essential for DNA replication in cancer cells is ribonucleotide reductase, which is active when bound to ferric iron. Gallium concentrates in tumor tissues and by substituting for ferric iron inhibits the activity of ribonucleotide reductase. This action inhibits DNA synthesis and cancer cell growth.

        Gallium maltolate has preliminarily been shown to safely provide sustained blood levels of gallium for the potential treatment of cancer and other diseases. Titan is completing a dose ranging clinical study of gallium maltolate in patients with multiple myeloma, metastatic prostate cancer, metastatic bladder cancer and refractory lymphoma. The maximum tolerated dose level has not yet been reached. Accordingly, additional patient cohorts are being enrolled at higher doses. This Phase I clinical study may be completed in the first half of 2004, establishing a potential dose for the Phase II studies.

        In September 2003, we presented favorable results from a pilot study at the 25th Annual Meeting of the American Society For Bone and Mineral Research in Minneapolis, Minnesota, demonstrating that oral gallium maltolate can achieve targeted, potentially therapeutic serum levels of gallium in patients with advanced Paget's disease. The clinical trial evaluated the safety of gallium maltolate, and gallium serum levels, after oral administration of one of three doses, 200, 400, or 600 mg, in twelve patients with advanced Paget's disease of bone or primary hyperparathyroidism. Results demonstrated that serum gallium concentrations increased in a linear fashion with increasing doses. A three-fold increase in the oral gallium maltolate dose resulted in approximately a three-fold increase in mean serum gallium levels. Gallium maltolate was well-tolerated and clinically observed adverse events were generally mild in this preliminary study.

Probuphine / ProNeura Continuous Drug Delivery Technology

        We are developing our ProNeura sustained drug delivery technology for potential applications in the treatment of a number of disorders, including opiate addiction, chronic pain, alcoholism, schizophrenia, depression, and others, in which conventional treatment is limited by variability in blood drug levels and poor patient compliance. The technology consists of a polymeric drug delivery system that potentially can provide controlled drug release on an outpatient basis over extended periods (i.e., from three to six months).

        Our first product based upon this delivery system is Probuphine, which is intended to provide therapeutic levels of buprenorphine for the treatment of opiate addiction. Buprenorphine has demonstrated effectiveness in clinical studies as an oral therapy in the treatment of opiate addiction and was recently approved for marketing in the U.S. Our product is implanted subcutaneously and provides systemic delivery of medication as body fluids wash over the implant and the drug is released. This results in a constant rate of release similar to intravenous administration. We believe that such long-term, linear release characteristics are desirable by avoiding peak and trough level dosing that poses problems for many CNS and other therapeutic agents.

        In June 2002, we presented data at the International Conference on Pain and Chemical Dependency in New York demonstrating that Probuphine continuously delivered buprenorphine for one year in preclinical studies.

        In June 2003, we announced the initiation of a pilot clinical study that will evaluate the safety, pharmacokinetics and preliminary efficacy of Probuphine in up to 18 opiate-dependent patients. In September 2003, we announced positive interim results for the first cohort of six patients in this pilot clinical study. Preliminary data, presented at the International Society of Addiction Medicine in Amsterdam, demonstrated that all six patients treated with Probuphine at the first dose level have been safely switched from daily sublingual buprenorphine therapy to Probuphine, with maintenance of therapeutic benefit and no significant adverse events for up to three and a half months after a single treatment. These six patients, who were taking 8 mg of buprenorphine daily, have been switched to Probuphine, and have not displayed any significant signs of withdrawal or craving. Additional patients are now under treatment at the second dose level. This pilot study may be completed in the second half of 2004.

        In November 2003, we announced positive preclinical results demonstrating that continuous drug delivery using our ProNeura sustained drug delivery technology reduced the risk of motor symptoms in a validated primate model of Parkinson's disease. In this study, researchers at Titan and the National Institutes of Health (NIH) compared constant administration of a dopaminergic agent using our technology, to once daily administration, for a period of six months. The drug chosen was apomorphine, a dopamine agonist that has shown efficacy in Parkinson's disease. The study results were first presented at the 2003 American Academy of Neurology Meeting in Honolulu.

DITPA

        In October 2003, Titan acquired a novel product in clinical testing for the treatment of congestive heart failure. The product in development, 3,5-diiodothyropropionic acid, or DITPA, is an orally active analogue of thyroid hormone that has demonstrated in preclinical and clinical studies to date the ability to improve cardiac function, with no significant adverse effects. Potential beneficial effects demonstrated in these studies include improved cardiac output, as well as improvement in measures of diastolic function. DITPA has also demonstrated cholesterol and triglyceride lowering capability in pilot clinical testing.

        Titan plans to develop DITPA as a potential treatment for congestive heart failure (CHF). We expect to initiate two pilot studies with DITPA in Class IV CHF patients in the second half of 2004. In addition, a small randomized, double blind Phase II safety study in patients with Class II-IV CHF will be initiated in 2004. This multicenter safety study is funded by a $3.8 million government grant from the federal Veterans Administration (VA) system.

        Congestive heart failure is a syndrome of progressive decrease in cardiac function and inability of the heart to pump sufficient blood for proper function of the lungs, kidneys, and other vital organs and tissues. Symptoms include decreasing activity capacity, shortness of breath, and peripheral and pulmonary edema. There are a total of approximately 9 million people in the U.S. and Europe with CHF. In the U.S., approximately 25% of patients have moderate or severe symptoms (New York Hospital Association Class III or IV), and CHF is the most common hospital discharge diagnosis in the U.S. for patients over 65. Currently, only approximately 50% of patients diagnosed with CHF survive for five years, and only 50% of patients with class IV CHF survive one year. New treatments for CHF are greatly needed to improve symptoms, enhance cardiac function, and avoid dangerous and progressive complications of congestive heart failure.

        DITPA represents a potential new class of agents for CHF, based upon the central role of thyroid hormone in regulating cardiovascular function. DITPA is a thyroid hormone analogue that was selected based upon its ability to significantly improve cardiac function in experimental models of heart failure without significantly increasing heart rate. Specifically, when DITPA was administered alone or in combination with captopril in animal models of heart failure, cardiac output was improved and left ventricular end diastolic pressure was decreased, without significantly increasing heart rate. In addition, DITPA improved the time for ventricular relaxation, indicating a potential beneficial effect on diastolic function.

        DITPA has demonstrated similar potentially beneficial effects in preliminary human testing. A double blind, placebo controlled Phase II study in 19 patients with moderately severe (NYHA Class II-III) heart failure demonstrated a significant improvement in cardiac index, a significant decrease in systemic vascular resistance, and no significant increase in heart rate. These study results also supported a beneficial effect of DITPA on diastolic function. In addition, results from this study as well as previous preclinical testing suggest that DITPA is potentially compatible with other current treatments such as ACE inhibitors.

        The status of additional programs is as follows:

Iloperidone

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

        The results of a study evaluating the potential effect of iloperidone on the EKG profile (QTc interval prolongation) of patients receiving the drug were announced in July 2002. The study indicated that there was a dose dependent increase in QT interval and results for iloperidone were roughly comparable to that for ziprasidone, one of the currently marketed agents in the study. The FDA has concurred with this assessment and has indicated that one additional successful pivotal Phase III study is necessary to complete the efficacy data package prior to NDA submission. The QTc profile may potentially limit the opportunity of iloperidone as first line therapy for schizophrenia. Novartis is currently evaluating the next steps for the iloperidone program, which may include sublicensing the compound to another company or returning the rights to Titan.

Immunotherapeutics

        We have two clinical trials in progress that utilize combinations of Titan's cancer immunotherapy products, CeaVac and TriAb, and are funded by the National Cancer Institute (NCI), specifically:

  •
  A Phase II study conducted by the Radiation Therapy Oncology Group utilizing a combination of CeaVac and TriAb in patients with limited stage non-small cell lung cancer,

  •
  A Phase II study conducted by the Cancer and Leukemia Group B utilizing a combination of CeaVac and TriAb in patients with resected Dukes D colorectal cancer.

        At the present time, clinical testing of these products will be pursued solely through these studies supported by the NCI.

RB94 Therapy

        RB94 is a truncated variant of the Retinoblastoma (RB) gene, which encodes a tumor suppressor protein that has a critical role in regulating cell proliferation. The RB pathway is inactivated in the vast majority of cancers, and we believe that the RB94 gene product is more effective at suppressing tumor cell growth and promoting tumor cell death than the full-length RB gene product.

        In December 2002, we presented data on the down-regulation of telomerase activity and the shortening of telomeres by combined RB94 and cisplatin therapy in human head and neck squamous cell carcinoma at the American Association of Cancer Research special meeting on The Role of Telomeres and Telomerase in Cancer.

        In July 2003, we presented results on FGF2-targeted RB94 therapy at the Annual Meeting of the American Association of Cancer Research. We demonstrated that FGF receptors are overexpressed on most human head and neck squamous cell carcinoma (HNSCC) cells and that FGF2-targeted RB94 significantly enhanced the therapeutic outcome of combined RB94 and cisplatin therapy resulting in greater tumor regression. Furthermore, the combined therapy significantly increased telomere degradation in human HNSCC cells.

        Similar results were seen in human pancreatic tumor cells in vitro and in vivo. FGF2- targeted RB94 augmented tumor cell apoptosis, resulting in an increased inhibition of in vivo tumor growth. In November 2003, at the European Society of Gene Therapy Annual Meeting, we presented results from in vivo studies using human pancreatic Panc-1 xenografts in nude mice showing that intratumoral injections with FGF2-targeted RB94 therapy significantly enhanced the induction of tumor cell apoptosis, which correlated with a higher inhibition of tumor growth in treated animals.

        In February 2004, we published a study on the treatment of pancreatic cancer with RB94 therapy in the journal Clinical Cancer Research. We demonstrated that RB94 has stronger antiproliferative effects than the RB wild type gene, and that RB94 treatment led to accumulation at the S-G2 cell cycle phase and can cause tumor cell apoptosis.

        We are currently evaluating product development paths for this product, including important delivery and regulatory issues with respect to gene therapy, and we expect that any further development will be funded through external collaborations and grants.

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

Gallium Complexes

        In August 2000, through the acquisition of GeoMed, Inc., we acquired an exclusive worldwide license to make, use and sell products developed under the patent rights to the compositions and application of gallium complexes. Under this license agreement, we are required to make an annual license payment to Dr. Lawrence Bernstein, technology inventor, of $50,000, as well as royalty payments based on future net sales of products and processes incorporating the licensed technology. We must also pay all costs and expenses incurred in patent prosecution and maintenance. In February 2004, we executed an agreement giving us an exclusive worldwide license to patent rights held by The Ohio State University covering the methods of treating arthritis using gallium compounds. Under this agreement, we are required to pay a license issuance fee and certain minimum annual royalty payments. In addition, we are required to pay royalties based on net sales of products and processes incorporating the licensed technology.

DITPA

        In October 2003, through the acquisition of Developmental Therapeutics, Inc. (DTI), we acquired an exclusive worldwide license to an issued U.S. patent and pending international patent applications covering DITPA. Under this license agreement, we made an initial stock payment of 1,187,500 shares of Titan common stock and a cash payment of $171,250 to The University of Arizona, the licensor of the technology, and will also make an additional payment of 712,500 shares of Titan common stock upon the achievement of positive pivotal study results or certain other substantial milestones within five years. A cash payment of $102,750 or, alternatively, an additional payment of 37,500 shares of Titan common stock, will also be made to the licensor of the technology upon achievement of such study results or such other substantial milestones within five years. Also under this agreement, we are required to make royalty payments to the licensor based on net sales of products and processes incorporating the licensed technology, subject to minimum annual amounts commencing in the first year following the commercial sale of the product, as well as a percentage of any income derived from any sublicense of the licensed technology. In addition, we are required to make milestone payments to the licensor upon the achievement of certain clinical or regulatory milestones.

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

Spheramine and Other Cell Therapy Products

        We are the exclusive licensee under a license agreement with NYU of certain U.S. and foreign patents and patent applications relating to our CCM technology. The U.S. Patent and Trademark Office has issued four U.S. patents on the core subject matter underlying the NYU license and an additional two patents relating to uses in delivery of gene therapy to the central nervous system. Prosecution of various foreign counterparts continues satisfactorily, although it is uncertain whether additional patents will be granted. Patents have issued that cover certain aspects of our Spheramine product and its use, including four U.S. patents that will expire in 2010, 2014, 2015, and 2017, one European patent, which has been unbundled as 15 European national patents, all of which will expire in 2011, and one Australian and one Canadian patent, both of which will expire in 2011. Patents have issued relating to aspects of our gene transfer technology, including two U.S. patents that will expire in 2016, two Australian patents that will expire in 2017, one South African patent that will expire in 2017 and one Philippine patent that will expire in 2019. These dates do not include possible term extensions.

        We are the owners of certain U.S. and foreign patents and patent applications relating to our CCM technology. Prosecution of patent applications relating to these technologies continues satisfactorily, as does prosecution of their foreign counterparts, although it is uncertain whether additional patents will be granted. Three foreign patents have issued that cover certain aspects of the use of our Spheramine product and other CCM technology, including one Australian and one New Zealand patent, both of which will expire in 2018, and one South African patent that will expire in 2020. These dates do not include possible term extensions.

Pivanex

        We are the exclusive licensee under the Bar-Ilan agreement of an issued U.S. patent, expiring in 2010 unless extended, patents in major European countries and Japan expiring in 2008 unless extended, a Canadian patent expiring in 2011, a Hong Kong patent expiring in 2008, and an Israeli patent expiring in 2007, all relating to Pivanex and/or formulations and uses of Pivanex. We also have a Patent Cooperation Treaty (PCT) patent application designating multiple countries abroad, including a designation in the U.S., for certain aspects of Pivanex.

Gallium Complexes

        We are the exclusive licensee under the license agreement with Dr. Lawrence Bernstein of certain U.S. and foreign patents and patent applications relating to the gallium complexes. Nine U.S. patents and several foreign patents have issued that cover pharmaceutical compositions and methods of use for gallium complexes. Prosecution of other U.S. and foreign patent applications relating to this technology continues satisfactorily, although it is uncertain whether additional patents will be granted. Patents in this family will begin to expire in 2009. This date does not include possible term extensions.

DITPA

        Through our wholly-owned subsidiary, Developmental Therapeutics, Inc., we hold an exclusive license from the University of Arizona to one U.S. patent, expiring in 2020, one pending U.S. patent, and related foreign patent applications relating to the use of 2,4-diiodothyroproprionic acid (DITPA) for the treatment of heart failure and elevated cholesterol.

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

Immunotherapeutics

        We are the exclusive licensee under a license agreement with the University of Kentucky Research Foundation of certain U.S. and foreign patents and patent applications related to the anti-idiotype antibodies known as 3H1, 1A7 and 11D10 and their fragments, derivatives or analogues. U.S. and foreign patents have been issued that relate to aspects of these technologies. Prosecution of patent applications relating to these technologies continues satisfactorily, although it is uncertain whether additional patents will be granted. Patents that cover certain aspects of CeaVac (antibody 3H1) include two U.S. patents that will expire in 2014 and 2017, two European patents, one of which has been unbundled as 16 European national patents and the other of which has been unbundled as 17 European national patents, all of which will expire in 2015, and three Australian patents, two of which will expire in 2015 and one of which will expire in 2017. Patents that cover certain aspects of TriGem (antibody 1A7) include five U.S. patents, four of which will expire in 2015 and one of which will expire in 2018, and two Australian patents which will expire in 2016 and 2018, respectively. Patents that cover certain aspects of TriAb (antibody 11D10) include one U.S. patent which will expire in 2018 and two Australian patents which will expire in 2016 and 2018, respectively. These dates do not include possible term extensions.

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

Spheramine

        With regard to Spheramine, we are aware of several new treatments for Parkinson's disease that are in pre-clinical and clinical development. Amgen Inc. is pursuing clinical trials in Parkinson's patients with glial derived neurotrophic factor (GDNF) and is collaborating with Medtronic, Inc. in its delivery to the central nervous system. In addition, several public and private companies, including StemCells, Inc., are actively pursuing alternative cell transplant technologies. Deep brain stimulation, also known as subthalamic stimulation is also a competing therapy for patients with advanced Parkinson's disease. The FDA has approved a stimulator device (Activa) manufactured by Medtronic, Inc., which is marketed in the U.S. We believe Spheramine may have potential competitive advantages to this therapy.

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

DITPA

        We are aware of several other companies which are currently marketing drugs such as beta blockers, ace inhibitors and inotropes, which may be used for the treatment of heart failure. These companies include Abbott, AstraZeneca, Aventis, Johnson & Johnson, Pfizer and Sanofi-Synthelabo. In addition, companies such as Bristol-Myers Squibb, Merck and OSI Pharmaceuticals are developing new drugs which may be used to treat heart failure. Although DITPA represents a potential new class of agents for the treatment of CHF, these products may compete with DITPA.

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

Employees

        We currently have 61 full-time employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. See "Risk Factors—We may not be able to retain our key management and scientific personnel."

Available Information

        We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Any materials we file with the SEC are accessible to the public at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at (800) SEC-0330. The public may also utilize the SEC's Internet website, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC website is http://www.sec.gov.

        You may obtain free copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on our website at http://www.titanpharm.com, or by contacting our corporate office by calling (650) 244-4990, or by sending an e-mail message to info@titanpharm.com.

RISK FACTORS

        Our business is subject to numerous risks.

We have a history of operating losses and may never be profitable.

        From our inception through December 31, 2003, we had an accumulated deficit of approximately $159.7 million. We will continue to incur losses for the foreseeable future as a result of the various costs associated with our research, development, financial, administrative, regulatory and management activities. We may never achieve or sustain profitability.

Our products are at various stages of development and may not be successfully developed or commercialized.

        We do not currently have any products being sold on the commercial market. Our proposed products are at various stages of development, but all will require significant further capital expenditures, development, testing, and regulatory clearances prior to commercialization. Of the large number of drugs in development, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. We are subject to the risk that some or all of our proposed products:

  •
  will be found to be ineffective or unsafe;

  •
  will not receive necessary regulatory clearances;

  •
  will be unable to get to market in a timely manner;

  •
  will not be capable of being produced in commercial quantities at reasonable costs;

  •
  will not be successfully marketed; or

  •
  will not be widely accepted by the physician community.

        We may experience unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, marketing and competition, and our costs and expenses could exceed current estimates. We cannot predict whether we will successfully develop and commercialize any products. Of our product candidates, iloperidone is furthest in development. The results of a study evaluating the EKG profile of patients taking iloperidone found that iloperidone appeared to prolong the cardiac QTc interval, potentially a cause for concern. While iloperidone was shown to have a similar QTc profile to ziprasidone (Geodon), a product already approved by the FDA, these results significantly delayed the regulatory filings for that product. Novartis is currently evaluating the next steps for the iloperidone program, which may include sublicensing the compound to another company or returning the rights to us. We cannot predict when, if ever, the development program for iloperidone will advance. Furthermore, we previously announced study results with CeaVac that did not meet its primary endpoint, and, as a result, have determined to discontinue our internal activities in development of the monoclonal antibodies CeaVac, TriAb, and TriGem.

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

        Our research, development, preclinical and clinical trial activities and the manufacture and marketing of any products that we may successfully develop are subject to an extensive regulatory approval process by the FDA and other regulatory agencies in the U.S. and other countries. The process of obtaining required regulatory approvals for drugs, including conducting preclinical and clinical testing to determine safety and efficacy, is lengthy, expensive and uncertain. Even after such time and expenditures, we may not obtain necessary regulatory approvals for clinical testing or for the manufacturing or marketing of any products. We have limited experience in obtaining FDA approval. Regulatory approval may entail limitations on the indicated usage of a drug, which may reduce the drug's market potential. Even if regulatory clearance is obtained, post-market evaluation of the products, if required, could result in restrictions on a product's marketing or withdrawal of the product from the market, as well as possible civil and criminal sanctions. Our regulatory submissions may be delayed or we may cancel plans to make submissions for proposed products for a number of reasons, including:

  •
  unanticipated preclinical testing or clinical trial reports;

  •
  changes in regulations or the adoption of new regulations;

  •
  unanticipated enforcement of existing regulations;

  •
  unexpected technological developments; and

  •
  developments by our competitors.

Consequently, we cannot assure you that we will make our submissions promptly, or at all, or that our submissions will receive approval from the FDA. If our corporate partners and we are unable to obtain regulatory approval for our products, our business will be seriously harmed.

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

We face risks associated with third parties conducting preclinical studies and clinical trials of our products as well as our dependence on third parties to manufacture any products that we may successfully develop.

        We depend on third-party laboratories and medical institutions to conduct preclinical studies and clinical trials for our products and other third-party organizations to perform data collection and analysis, all of which must maintain both good laboratory and good clinical practices. We will also depend upon third party manufacturers for the production of any products we may successfully develop to comply with current Good Manufacturing Practices of the FDA, which are similarly outside our direct control. Our business could be materially adversely affected should third party laboratories and medical institutions conducting studies of our products fail to maintain both good laboratory and clinical practices. Similarly, we could be materially adversely affected if the manufacturers of any products we develop in the future fail to comply with Good Manufacturing Practices of the FDA.

We face many uncertainties relating to our human clinical trial strategy and results.

        In order to obtain the regulatory approvals that we need to commercialize any of our product candidates, we must demonstrate that each product candidate is safe and effective for use in humans for each target indication. The results of preclinical and Phase I and Phase II clinical studies are not necessarily indicative of whether a product will demonstrate safety and efficacy in large patient populations. Two of our product candidates have reached Phase III human clinical trials, however results from the studies have not supported a regulatory filing. Several other product candidates are currently advancing into Phase II human clinical trials. We may not be able to demonstrate that any of our product candidates will be safe or effective in advanced trials that involve larger numbers of patients. Clinical trials are subject to oversight by institutional review boards and the FDA and:

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

We face risks associated with clinical trial liability claims in the event that the use or misuse of our product candidates results in personal injury or death.

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

        We cannot assure you that our patent rights will afford any competitive advantages, and these rights may be challenged or circumvented by third parties. Further, patents may not be issued on any of our pending patent applications in the U.S. or abroad. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before a potential product can be commercialized, any related patent may expire or remain in existence for only a short period following commercialization, reducing or eliminating any advantage of the patent. If we sue others for infringing our patents, a court may determine that such patents are invalid or unenforceable. Even if the validity of our patent rights is upheld by a court, a court may not prevent the alleged infringement of our patent rights on the grounds that such activity is not covered by our patent claims.

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

We face intense competition.

        Competition in the pharmaceutical and biotechnology industries is intense. We face, and will continue to face, competition from numerous companies that currently market, or are developing, products for the treatment of the diseases and disorders we have targeted. Many of these entities have significantly greater research and development capabilities, experience in obtaining regulatory approvals and manufacturing, marketing, financial and managerial resources than we have. We also compete with universities and other research institutions in the development of products, technologies and processes, as well as the recruitment of highly qualified personnel. Our competitors may succeed in developing technologies or products that are more effective than the ones we have under development or that render our proposed products or technologies noncompetitive or obsolete. In addition, our competitors may achieve product commercialization or patent protection earlier than we will.

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

We must meet payment and other obligations under our license and sponsored research agreements.

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

We may need additional financing.

        At December 31, 2003, we had approximately $46.6 million of cash, cash equivalents, and marketable securities that we believe will enable us to fund our operations through the first half of 2005. We may need to seek additional financing to continue our product development activities, and will be required to obtain substantial funding to commercialize any products other than Spheramine that we may successfully develop. We do not have any funding commitments or arrangements. If we are unable to generate adequate revenues, enter into a corporate collaboration, complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer or discontinue one or more of our product development programs.

Future sales of our common stock in the public market could adversely impact our stock price.

        Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act, pursuant to an effective registration statement or otherwise, could have an adverse effect on the price of our common stock.

Our stock price has been and will likely continue to be volatile.

        Our stock price has experienced substantial fluctuations and could continue to fluctuate significantly due to a number of factors, including:

  •
  variations in our anticipated or actual operating results;

  •
  sales of substantial amounts of our common stock;

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

Item 2. Properties

        We have a five-year operating lease, expiring in June 2007, for approximately 22,595 square feet of office space in South San Francisco, California. We also have a five-year lease, expiring in January 2007, for approximately 4,200 square feet of office and laboratory space in Somerville, New Jersey.

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

	High	Low
Fiscal Year Ended December 31, 2003:
First Quarter	$1.81	$1.36
Second Quarter	$3.09	$1.44
Third Quarter	$2.80	$1.91
Fourth Quarter	$4.00	$2.42
Fiscal Year Ended December 31, 2002:
First Quarter	$9.81	$5.60
Second Quarter	$7.00	$3.10
Third Quarter	$4.17	$1.35
Fourth Quarter	$2.86	$1.20

(b)   Approximate Number of Equity Security Holders

        The number of record holders of our common stock as of March 5, 2004 was approximately 154. Based on the last ADP search, we believe there are in excess of 11,000 beneficial holders of our common stock.

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue(1)	$89	$2,892	$4,572	$1,880	$337
Operating expenses:
Research and development	22,258	29,819	23,339	16,744	9,429
Acquired/in-process research and development(2)	3,896	—	—	4,969	136
General and administrative	5,109	5,076	5,383	4,070	2,794
Other income, net	1,285	3,821	6,686	5,115	726

Net loss	$(29,889)	$(28,182)	$(17,464)	$(18,788)	$(11,296)

Basic and diluted net loss per share	$(1.07)	$(1.02)	$(0.63)	$(0.73)	$(0.70)
Shares used in computing:
Basic and diluted net loss per share	27,907	27,642	27,595	25,591	16,112

(1)
Revenues for 2001 include $2.5 million license fee payment from Novartis for the development and commercialization of iloperidone in Japan. Revenues for 2002 include a $2.0 million milestone payment from Schering.

(2)
Acquired research and development reflects the acquisition of DTI in 2003 and in-process research and development reflects the acquisition of GeoMed in 2000, and the acquisition of a minority interest in Theracell in 1999.

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$46,555	$73,450	$105,051	$117,523	$46,454
Working capital	44,578	70,702	100,193	115,386	45,128
Total assets	49,008	75,926	107,132	118,442	47,362
Total stockholders' equity	44,426	70,740	100,127	114,738	44,302

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

        Spheramine®, Pivanex®, Probuphine®, CeaVac®, TriAb®, TriGem™ and CCM™ are trademarks of Titan Pharmaceuticals, Inc.

Overview

        We are a biopharmaceutical company developing proprietary therapeutics for the treatment of CNS disorders, cancer, and cardiovascular disease. Our product development programs focus on large pharmaceutical markets with significant unmet medical needs and commercial potential. Our internal resources are focused primarily on clinical development of the following five products:

  •
  Spheramine: for the treatment of late stage Parkinson's disease

  •
  Pivanex: for the treatment of non-small cell lung cancer

  •
  Gallium maltolate: for the treatment of several cancers and bone related disease associated with cancer

  •
  Probuphine: for the treatment of opiate addiction

  •
  DITPA: for the treatment of congestive heart failure

        We are directly developing our product candidates and also utilizing strategic partnerships, including a collaboration with Schering. These collaborations help fund product development and enable us to retain significant economic interest in our products. Spheramine development is primarily funded by our corporate partner for Spheramine, Schering. Following the announcement of clinical study results in mid 2002, Novartis is considering alternatives for the iloperidone program for the treatment of schizophrenia, including sub-licensing the product to another company for further development, or returning product rights to Titan. Titan is no longer directly pursuing development of the monoclonal antibodies—CeaVac, TriAb, and TriGem—for the treatment of various cancers, and remaining clinical studies are externally funded collaborations with co-operative groups.

        The following table provides summary status of our products in development:

Product	Potential Indication(s)	Phase of Development	Marketing Rights
Spheramine	Parkinson's disease	Phase IIb	Schering AG
Pivanex	Non-small cell lung cancer	Phase IIb	Titan
Gallium maltolate	Myeloma, prostate and bladder cancer, lymphoma, bone disease associated with cancer	Phase I/II	Titan
Probuphine	Opiate addiction	Phase I/II	Titan
DITPA	Congestive heart failure	Phase II	Titan
Iloperidone	Schizophrenia, psychosis	Phase III*	Novartis Pharma AG

*
Further development under review.

        For additional information on our product development programs, see Item 1(c) "Narrative Description of Business" section.

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

Critical Accounting Policies and the Use of Estimates

        The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe the following accounting policies and estimates for the year ended December 31, 2003, to be critical:

  •
  We have elected to continue to follow Accounting Principles Board Opinion No. 25 (or APB 25), "Accounting for Stock Issued to Employees," to account for employee stock options because the alternative fair value method of accounting prescribed by Statement of Financial Accounting Standards No. 123 (or SFAS 123), "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. Had we elected to follow SFAS 123 and to apply the fair value method to stock-based employee compensation, we would have recorded an additional $2.0 million in net loss, or an additional $0.07 of net loss per share for the year ended December 31, 2003.

Results of Operations

  Comparison of Years Ended December 31, 2003 and 2002

        Revenues in 2003 were $0.1 million compared to $2.9 million for 2002, a decrease of $2.8 million. Our 2002 revenue included a one-time $2 million milestone payment from Schering AG following successful completion of our Phase I/II clinical study of Spheramine in the treatment of Parkinson's disease and Schering's decision to initiate randomized clinical testing of Spheramine for the treatment of patients with late-stage Parkinson's disease (see Note 7 to the Consolidated Financial Statements beginning on page F-1 in this report). In addition, our 2002 revenue also included SBIR grant revenues from the National Institutes of Health in support of the development of Spheramine. We had no comparable milestone or grant revenue in 2003.

        Research and development expenses for 2003 were $22.3 million compared to $29.8 million for 2002, a decrease of $7.5 million. The decrease in research and development was primarily associated with the completion of a randomized, placebo-controlled Phase III clinical study in 2002. Of our 2003 research and development expenses, approximately 52%, or $11.7 million, were attributable to external R&D expenses. External R&D expenses include direct expenses such as clinical research organization charges, investigator and review board fees, patient expense reimbursements, pre-clinical activities and contract manufacturing expenses. In 2003, approximately $5.2 million of external R&D expenses were related to Pivanex, $1.2 million to Probuphine, $1.3 million to gallium maltolate, $0.6 million to Spheramine, and the remainder to other projects. Remaining R&D expenses were attributable to internal operating costs, which include clinical research and development personnel salaries and employment related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. In 2003, we recorded a $3.9 million acquired research and development expense in connection with the acquisition of DITPA, a novel product for the potential treatment of congestive heart failure. The entire purchase price was charged to acquired research and development on the acquisition date in accordance with generally accepted accounting principles. See Note 8 to the Consolidated Financial Statements beginning on page F-1 in this report. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

        General and administrative expenses for 2003 were $5.1 million compared to $5.1 million for 2002. We expect G&A costs to remain approximately the same in 2004.

        Other income, net, for 2003 was $1.3 million compared to $3.8 million for 2002, a decrease of $2.5 million. The decrease, primarily in interest income, was a result of declining interest rates and our smaller average cash and marketable securities position.

        As a result of the foregoing, we had a net loss of $29.9 million in 2003 compared to a net loss of $28.2 million in 2002.

        None of our products has been commercialized, and we do not expect to generate any revenue from product sales or royalties in the foreseeable future. We will also continue to identify new technologies and/or product candidates for possible in-licensing or acquisition. Accordingly, we expect to incur operating losses for the foreseeable future. We cannot assure you that we will ever achieve profitable operations.

  Comparison of Years Ended December 31, 2002 and 2001

        Revenues in 2002 were $2.9 million compared to $4.6 million for 2001, a decrease of $1.7 million. Our 2001 revenue included a one-time license fee payment of $2.5 million received from Novartis for the development and commercialization of iloperidone in Japan, and an SBIR grant received from the National Institutes of Health in support of the development of Spheramine.

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

        As a result of the foregoing, we had a net loss of $28.2 million in 2002 compared to a net loss of $17.5 million in 2001.

Liquidity and Capital Resources

	2003	2002	2001
	(in thousands)
As of December 31:
Cash, cash equivalents and marketable securities	$46,555	$73,450	$105,051
Working capital	$44,578	$70,702	$100,193
Current ratio	14:1	19:1	18:1
Year Ended December 31:
Cash used in operating activities	$(26,438)	$(29,291)	$(13,739)
Cash provided by (used in) investing activities	$26,002	$30,678	$(1,710)
Cash provided by (used in) financing activities	$113	$(4)	$921

        We have funded our operations since inception primarily through sales of our securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government sponsored research grants.

        In October 2003, we acquired DITPA through the acquisition of Developmental Therapeutics, Inc. in a stock transaction for 1,187,500 shares of Titan common stock valued at approximately $3.6 million using the average market price of our common stock over the five-day trading period, including and prior to the date of the merger. In addition, up to a total of 750,000 shares of common stock will be issued only upon the achievement of positive pivotal study results or certain other substantial milestones within five years.

        Uses of cash in operating activities were primarily to fund product development programs and administrative expenses. We have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Certain of the licenses require us to pay royalties on future product sales, if any. In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent related costs, annual minimum license fees, and meeting project-funding milestones.

        The following table sets forth the aggregate contractual cash obligations as of December 31, 2003 (in thousands):

	Payments Due by Period
Contractual obligations
	Total	< 1 year	1-3 years	3-5 years	5 years+
Operating leases	$3,121	$924	$1,852	$345	—
Sponsored research & license agreements	$1,974	$319	$653	$668	$334
Total contractual cash obligations	$5,095	$1,243	$2,505	$1,013	$334

        We expect to continue to incur substantial additional operating losses from costs related to continuation and expansion of product and technology development, clinical trials, and administrative activities. We believe that we currently have sufficient working capital to sustain our planned operations through the first half of 2005. In addition, in February 2004 we filed a shelf registration statement with the Securities and Exchange Commission to sell up to $50 million of common or preferred stock. Under this registration statement, shares may be sold periodically to provide additional funds for our operations. For a full discussion of risks and uncertainties regarding our need for additional financing, see "Risk Factors—We may need additional financing."

Off-Balance Sheet Arrangements

        Titan has never entered into any off-balance sheet financing arrangements and has never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Our portfolio of marketable securities exposes us to interest rate risk. We adhere to an investment policy that requires us to limit amounts invested in securities based on maturity, type of instrument, investment grade and issuer. We satisfy liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers. A hypothetical 100 basis point decrease in interest rates would result in an approximate $330,000 decrease in cash flow over the subsequent year. We do not use derivative financial instruments in our investment portfolio.

        The following table summarizes principal amounts and related weighted-average interest rates by year of maturity on our interest-bearing investment portfolio at December 31, 2003 (in thousands, except interest rate):

	Face Value
Cash equivalents and marketable securities:				Estimated Fair Value
	2004	2005	Total
Variable rate securities	$5,082	—	$5,082	$5,082
Average interest rate	0.88%	—	0.88%
Fixed rate securities	$24,810	$15,885	$40,695	$41,220
Average interest rate	3.15%	1.42%	2.48%

Item 8. Consolidated Financial Statements and Supplementary Data.

        The response to this item is included in a separate section of this Report. See "Index to Consolidated Financial Statements" on Page F-1.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9A. Controls and Procedures.

        We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2003, our disclosure controls and procedures were effective in ensuring that material information relating to Titan, is made known to the Chief Executive Officer and Chief Financial Officer by others within Titan during the period in which this report was being prepared.

        There were no changes in our internal controls or in other factors during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of Registrant.

        The following table sets forth the names, ages and positions of our executive officers and directors.

Name	Age	Position
Louis R. Bucalo, M.D.(1)	45	Chairman, President and Chief Executive Officer
Sunil Bhonsle	54	Executive Vice President, Chief Operating Officer, and Director
Richard C. Allen, Ph.D.	61	Executive Vice President, Cell Therapy
Robert E. Farrell	54	Executive Vice President and Chief Financial Officer
Ernst-Günter Afting, M.D., Ph.D.	61	Director
Victor Bauer, Ph.D.	68	Director
Eurelio M. Cavalier(1)(3)(4)	71	Director
Michael K. Hsu(2)	55	Director
Hubert Huckel, M.D.(1)(2)(3)	72	Director
M. David MacFarlane, Ph.D.(4)	63	Director
Ley S. Smith(1)(2)(4)	69	Director
Konrad M. Weis, Ph.D.(1)(3)	75	Director

(1)
Member of Executive Committee

(2)
Member of Audit Committee

(3)
Member of Compensation Committee

(4)
Member of Nominating Committee

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

        Sunil Bhonsle has served as our Executive Vice President and Chief Operating Officer since September 1995, and has served as a director of Titan since February 2004. Mr. Bhonsle served in various positions, including Vice President and General Manager-Plasma Supply and Manager-Inventory and Technical Planning, at Bayer Corporation from July 1975 until April 1995. Mr. Bhonsle holds an M.B.A. from the University of California at Berkeley and a B.Tech. in chemical engineering from the Indian Institute of Technology.

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

Code of Ethics

        We have adopted a Code of Business Conduct and Ethics (the "Code") that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively). The Code is filed as Exhibit 14 to this Form 10-K. A written copy of the Code will be provided upon request at no charge by writing to our Chief Financial Officer, Titan Pharmaceuticals, Inc., 400 Oyster Point Boulevard, South San Francisco, California 94080.

Board Committees and Designated Directors

        The Board of Directors has an Executive Committee, a Compensation Committee, an Audit Committee, and a Nominating Committee.

        Executive Committee.    The Executive Committee exercises all the power and authority of the Board of Directors in the management of Titan between Board meetings, to the extent permitted by law.

        Compensation Committee.    The Compensation Committee makes recommendations to the Board of Directors concerning salaries and incentive compensation for our officers, including our Chief Executive Officer, and employees and administers our stock option plans. The Compensation Committee consists of three directors, each of whom meets the independence requirements and standards currently established by the American Stock Exchange.

        Nominating Committee.    The Nominating Committee operates under a written charter. The Nominating Committee consists of three directors, each of whom meets the independence requirements and standards currently established by the American Stock Exchange. The purpose of the Nominating Committee is to assist the Board of Directors in identifying qualified individuals to become board members, in determining the composition of the Board of Directors and in monitoring a process to assess Board effectiveness.

        Audit Committee.    The Audit Committee operates under a written charter. The Audit Committee consists of three directors, each of whom meets the independence requirements and standards currently established by the American Stock Exchange and the SEC. In addition, the Board of Directors has determined that each of Mr. Michael K. Hsu and Mr. Ley Smith is an "audit committee financial expert" and "independent" as defined under the relevant rules of the SEC and the American Stock Exchange. The Audit Committee assists the Board of Directors in fulfilling its oversight of the quality and integrity of Titan's financial statements and Titan's compliance with legal and regulatory requirements. The Audit Committee is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees. The Audit Committee also oversees the performance of Titan's internal audit and compliance functions.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

        There was a failure to timely file Form 4s to report the October 31, 2003 automatic grants of stock options to members of each of the committees of the Board. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all other filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2003.

Item 11. Executive Compensation.

        The following summary compensation table sets forth the aggregate compensation awarded to, earned by, or paid to the Chief Executive Officer at December 31, 2003 and to the four other executive officers at December 31, 2003 whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 2003 (collectively, the "named executive officers"):

Summary Compensation Table

Annual Compensation
Name and Principal Position							Other Compensation
	Year	Salary			Bonus
Louis R. Bucalo, M.D. President and Chief Executive Officer	2003 2002 2001	$ $ $	348,038 339,896 320,252		$	— — 67,005		— — —
Sunil Bhonsle Executive Vice President and Chief Operating Officer	2003 2002 2001	$ $ $	265,276 259,167 246,366		$	— — 41,280		— — —
Richard C. Allen, Ph.D. Executive Vice President, Cell Therapy	2003 2002 2001	$ $ $	232,230 226,821 217,766		$	— — 36,120		— — —
Robert E. Farrell, J.D. Executive Vice President and Chief Financial Officer	2003 2002 2001	$ $ $	221,447 216,254 207,773		$	— — 19,865	$	— 59,766 —	(1)
Frank H. Valone(3) Executive Vice President Clinical Development and Regulatory Affairs	2003 2002	$ $	237,442 216,827	(2) (3)		— —		— —

(1)
The amount disclosed for Mr. Farrell represents accrued vacation payment made in 2002.

(2)
Dr. Valone left the company and ceased to be an officer in October 2003.

(3)
Dr. Valone joined Titan in March 2002.

Option Grants in Last Fiscal Year

        The following table contains information concerning the stock option grants made to the named executive officers during the fiscal year ended December 31, 2003. No stock appreciation rights were granted to these individuals during such year.

					Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation For Option Terms
		% of Total Options Granted to Employees In Fiscal Year
Name	Number of Securities Underlying Options Granted		Exercise or Base Price ($/Sh)(1) Individual Grant
				Expiration Date	5%	10%
Louis R. Bucalo	80,000	12.34%	$1.50	03/1/2013	$81,983	$201,624
Louis R. Bucalo	5,000	0.77%	$3.29	10/31/2013	$10,345	$26,217
Sunil Bhonsle	50,000	7.71%	$1.50	03/1/2013	$51,239	$126,015
Richard C. Allen	35,000	5.40%	$1.50	03/1/2013	$35,868	$88,211
Robert E. Farrell	35,000	5.40%	$1.50	03/1/2013	$35,868	$88,211
Frank H. Valone	40,000	6.17%	$1.50	03/1/2013	$40,991	$100,812

(1)
The exercise price may be paid in cash, in shares of common stock valued at the fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchase shares.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

        The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 2003 with respect to the named executive officers. No stock appreciation rights were exercised during such year or were outstanding at the end of that year.

			Number of Securities Underlying Unexercised Options at FY-End		Value of Unexercised in-the-Money Options at FY-End(1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Louis R. Bucalo	—	—	1,559,923	88,251	$323,457	$83,100
Sunil Bhonsle	—	—	645,905	42,000	$26,625	$44,375
Richard C. Allen	—	—	538,267	31,417	$182,302	$31,063
Robert E. Farrell	—	—	255,177	26,875	$101,273	$31,063
Frank H. Valone	11,666	$15,166	51,621	0	$0	$0

(1)
Based on the fair market value of our common stock at year-end, $2.92 per share, less the exercise price payable for such shares.

Director Compensation

        Non-employee directors are entitled to receive a fee for each meeting attended and all directors are entitled to receive stock options pursuant to our stockholder-approved stock option plans, including an initial grant of 10,000 options upon becoming a director, a biennial grant of 15,000 options thereafter, and an annual grant of 5,000 options for each committee on which they serve. During 2003, each director was granted an annual option to purchase 5,000 shares of our common stock at an exercise price of $3.29, which was equal to the fair market value of our common stock at date of grant, with respect to each committee of the Board on which each director served. In addition to having their out-of-pocket expenses reimbursed, non-employee directors received $2,500 for each Board of Directors meeting attended in 2003. Directors are not precluded from serving us in any other capacity and receiving compensation therefore.

        We are a party to a consulting agreement with Dr. Ernst-Günter Afting pursuant to which he receives fees of $7,000 annually.

Compensation Committee Interlocks and Insider Participation

        Members of our Compensation Committee of the Board of Directors were Dr. Eurelio M. Cavalier, Dr. Hubert E. Huckel and Dr. Konrad M. Weis. No member of our Compensation Committee was, or has been, an officer or employee of Titan or any of our subsidiaries.

        No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with Executive Officers or Directors of the Company or another entity.

Employment Agreements

        We are a party to an employment agreement with Dr. Bucalo expiring in February 2007 that provides for a base annual salary of $210,000, subject to annual increases of 5% and bonuses of up to 25% at the discretion of the Board of Directors. In the event of the termination of the agreement with Dr. Bucalo, other than for reasons specified therein, we are obligated to make severance payments equal to his base annual salary for the greater of the balance of the term of the agreement or 18 months.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth, as of March 5, 2004, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)		Percent of Shares Beneficially Owned
Louis R. Bucalo, M.D.	1,944,904	(3)	6.7%
Ernst-Günter Afting, M.D., Ph.D.	57,166	(4)	*
Richard C. Allen, Ph.D.	556,865	(5)	1.9%
Victor J. Bauer, Ph.D.	240,227	(6)	*
Sunil Bhonsle	841,464	(7)	2.9%
Eurelio M. Cavalier	108,333	(8)	*
Robert E. Farrell	312,748	(9)	1.1%
Michael K. Hsu	83,500	(10)	*
Hubert Huckel, M.D.	137,500	(11)	*
M. David MacFarlane, Ph.D.	26,250	(12)	*
Ley S. Smith.	85,000	(13)	*
Konrad M. Weis, Ph.D.	139,240	(14)	*
Kevin Douglas and The Douglas Family Trust 1101 Fifth Avenue, Suite 360 San Rafael, CA 94901	1,847,100	(15)	6.4%
All executive officers and directors as a group (12) persons	4,533,197		15.6%

*
Less than one percent.

(1)
Unless otherwise indicated, the address of such individual is c/o Titan Pharmaceuticals, Inc., 400 Oyster Point Boulevard, Suite 505, South San Francisco, California 94080.

(2)
In computing the number of shares beneficially owned by a person and the percentage ownership of a person, shares of our common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 5, 2004 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

(3)
Includes 1,512,918 shares issuable upon exercise of outstanding options.

(4)
Includes 57,166 shares issuable upon exercise of outstanding options.

(5)
Includes 552,100 shares issuable upon exercise of outstanding options.

(6)
Includes 226,583 shares issuable upon exercise of outstanding options.

(7)
Includes 663,570 shares issuable upon exercise of outstanding options.

(8)
Includes 78,333 shares issuable upon exercise of outstanding options.

(9)
Includes 264,968 shares issuable upon exercise of outstanding options.

(10)
Includes 55,833 shares issuable upon exercise of outstanding options.

(11)
Includes (i) 98,000 shares issuable upon exercise of outstanding options, and (ii) 3,000 shares held by Dr. Huckel's wife.

(12)
Includes 16,250 shares issuable upon exercise of outstanding options.

(13)
Includes 75,000 shares issuable upon exercise of outstanding options.

(14)
Includes 103,666 shares issuable upon exercise of outstanding options.

(15)
Derived from a Schedule 13G/A filed by Kevin Douglas and The Douglas Family Trust on February 13, 2004.

Equity Compensation Plan Information

        The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders	3,835,228	$10.40	1,748,066
Equity compensation plans not approved by security holders(1)(2)	2,116,262	$7.57	390,063

Total	5,951,490	$9.39	2,138,129

(1)
In August 2002, we amended our 2001 Employee Non-Qualified Stock Option Plan. Pursuant to this amendment, a total of 1,750,000 shares of common stock were reserved and authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan.

(2)
In November 1999 and in connection with the redemption of warrants, we granted 813,000 non-qualified stock options outside of our stock option plans to our executive officers, at an exercise price of $12.69, vesting equally over 36 months from the date of grant.

Item 13. Certain Relationships and Related Transactions.

        Not applicable

Item 14. Principal Accountant Fees and Services.

        Aggregate fees billed by Ernst & Young LLP during the fiscal years ended December 31, 2003 and 2002 were:

	2003	2002
Audit Fees	175,500	140,381
Audit-Related Fees	9,900	95,783
Tax Fees	63,900	76,740
All Other Fees	—	—

Total	249,300	312,904

        Audit Fees—This category includes aggregate fees billed by our independent auditors for the audit of Titan's annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years.

        Audit-Related Fees—This category consists of services by our independent auditors that, including accounting consultations on transaction related matters, are reasonably related to the performance of the audit or review of Titan's financial statements and are not reported above under Audit Fees.

        Tax Fees—This category consists of professional services rendered for tax compliance and preparation of Titan's corporate tax returns and other tax advice.

        All Other Fees—During the years ended December 31, 2003 and 2002, Ernst & Young LLP did not incur any fees for other professional services.

        The Audit Committee reviewed and approved all audit and non-audit services provided by Ernst & Young LLP and concluded that these services were compatible with maintaining its independence. The Audit Committee approved the provision of all non-audit services by Ernst & Young LLP.

Pre-Approval Policies and Procedures

        In accordance with the SEC's new auditor independence rules, which became effective on May 6, 2003, the Audit Committee has established the following policies and procedures by which it approves in advance any audit or permissible non-audit services to be provided to Titan by its independent auditor.

        Prior to the engagement of the independent auditor for any fiscal year's audit, management submits to the Audit Committee for approval lists of recurring audit, audit-related, tax and other services expected to be provided by the auditor during that fiscal year. The Audit Committee adopts pre-approval schedules describing the recurring services that it has pre-approved, and is informed on a timely basis, and in any event by the next scheduled meeting, of any such services rendered by the independent auditor and the related fees.

        The fees for any services listed in a pre-approval schedule are budgeted, and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year. The Audit Committee will require additional pre-approval if circumstances arise where it becomes necessary to engage the independent auditor for additional services above the amount of fees originally pre-approved. Any audit or non-audit service not listed in a pre-approval schedule must be separately pre-approved by the Audit Committee on a case-by-case basis.

        Every request to adopt or amend a pre-approval schedule or to provide services that are not listed in a pre-approval schedule must include a statement by the independent auditors as to whether, in their view, the request is consistent with the SEC's rules on auditor independence.

        The Audit Committee will not grant approval for:

  •
  any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to Titan;

  •
  provision by the independent auditor to Titan of strategic consulting services of the type typically provided by management consulting firms; or

  •
  the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the tax treatment of which may not be clear under the Internal Revenue Code and related regulations and which it is reasonable to conclude will be subject to audit procedures during an audit of Titan's financial statements.

        Tax services proposed to be provided by the auditor to any director, officer or employee of Titan who is in an accounting role or financial reporting oversight role must be approved by the Audit Committee on a case-by-case basis where such services are to be paid for by Titan, and the Audit Committee will be informed of any services to be provided to such individuals that are not to be paid for by Titan.

        In determining whether to grant pre-approval of any non-audit services in the "all other" category, the Audit Committee will consider all relevant facts and circumstances, including the following four basic guidelines:

  •
  whether the service creates a mutual or conflicting interest between the auditor and the Company;

  •
  whether the service places the auditor in the position of auditing his or her own work;

  •
  whether the service results in the auditor acting as management or an employee of the Company; and

  •
  whether the service places the auditor in a position of being an advocate for the Company.

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

  3.
  Exhibits

3.1	—	Restated Certificate of Incorporation of the Registrant(1)
3.2	—	Form of Amendment to Restated Certificate of Incorporation of the Registrant(1)
3.3	—	By-laws of the Registrant(1)
4.7	—	Certificate of Designation of Series C Preferred Stock(6)
10.1	—	1993 Stock Option Plan(1)
10.2	—	1995 Stock Option Plan, as amended(2)
10.3	—	Employment Agreement between the Registrant and Louis Bucalo dated February 1, 1993, amended as of February 3, 1994(1)
10.4	—	Employment Agreement between Registrant and Richard Allen dated July 28, 1995(1)
10.5	—	Employment Agreement between Registrant and Sunil Bhonsle, dated August 6, 1995(1)
10.6	—	Form of Indemnification Agreement(1)
†10.9	—	MDR Exclusive License Agreement between Ingenex, Inc. (formerly Pharm-Gen Systems Ltd.) and the Board of Trustees of the University of Illinois dated May 6, 1992(1)
†10.11	—	License Agreement between Theracell, Inc. and New York University dated November 20, 1992, as amended as of February 23, 1993 and as of February 25, 1995(1)
†10.12	—	License Agreement between the Registrant and the Massachusetts Institute of Technology dated September 28, 1995(1)
†10.14	—	Exclusive License Agreement between Ingenex, Inc. and the Board of Trustees of the University of Illinois, dated July 1, 1994(1)
†10.15	—	Exclusive License Agreement between Ingenex, Inc. and the Board of Trustees of the University of Illinois, dated July 1, 1994(1)
†10.16	—	License Agreement between Ingenex, Inc. and the Massachusetts Institute of Technology, dated September 11,1992(1)
†10.17	—	License Agreement between Ingenex, Inc. and Baylor College of Medicine, dated October 21, 1992(1)
10.18	—	Lease for Registrant's facilities, amended as of August 1, 2002
†10.20	—	License Agreement between Trilex Pharmaceuticals, Inc. (formerly Ascalon Pharmaceuticals, Inc.) and the University of Kentucky Research Foundation dated May 30, 1996(3)
†10.22	—	License Agreement between the Registrant and Aventis SA (formerly Hoechst Marion Roussel, Inc.) effective as of December 31, 1996(4)
10.23	—	Employment Agreement between Registrant and Robert E. Farrell dated August 9, 1996(4)

†10.27	—	License Agreement between the Registrant and Bar-Ilan Research and Development Company Limited effective November 25, 1997(5)
10.28	—	License Agreement between the Registrant and Ansan Pharmaceuticals, Inc. dated November 24, 1997(5)
†10.30	—	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997(5)
10.31	—	1998 Stock Option Plan, as amended.(7)
†10.32	—	License Agreement between the Registrant and Schering AG dated January 25, 2000.(8)
10.34	—
Agreement and Plan of Merger by and among the Registrant, GeoMed Merger Sub Corp., GeoMed, Inc. and Dr. Lawrence Bernstein, Dr. Neil Gesundheit, Leland Wilson and Dr. Virgil Place dated July 11, 2000.(9)
10.35	—	2001 Non-Qualified Employee Stock Option Plan.(10)
10.37	—	2002 Stock Option Plan.(11)
14	—	Code of Business Conduct and Ethics.
23.2	—	Consent of Ernst & Young LLP, Independent Auditors.
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	—	Certification of Chief Executive Office and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

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

(11)
Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

(b)
Reports on Form 8-K

        We filed a current report on Form 8-K with the SEC on October 15, 2003 to announce the acquisition of Developmental Therapeutics, Inc., a privately-held Delaware corporation which has the exclusive worldwide license to a U.S. patent covering 3,5-diiodothyropropionic acid or DITPA.

TITAN PHARMACEUTICALS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Titan Pharmaceuticals, Inc.

        We have audited the accompanying consolidated balance sheets of Titan Pharmaceuticals, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Titan Pharmaceuticals, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                      /s/ Ernst & Young LLP

Palo Alto, California
February 20, 2004

TITAN PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(in thousands of dollars)
Assets
Current assets:
Cash and cash equivalents	$6,832	$7,155
Marketable securities	39,723	66,295
Related party receivables	123	316
Prepaid expenses, other receivables and current assets	1,241	881

Total current assets	47,919	74,647
Property and equipment, net	789	979
Investment in other companies	300	300

	$49,008	$75,926

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,505	$1,901
Accrued clinical trials expenses	634	1,203
Other accrued liabilities	1,202	841

Total current liabilities	3,341	3,945
Commitments
Minority interest—Series B preferred stock of Ingenex, Inc.	1,241	1,241
Stockholders' Equity
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized, issuable in series:
Convertible Series C, 222,400 shares designated, 222,400 shares issued and outstanding, with an aggregate liquidation value of $2,000 at December 31, 2003 and 2002	—	—
Common stock, at amounts paid in, $0.001 par value per share; 50,000,000 shares authorized, 28,903,043 and 27,642,085 shares issued and outstanding at December 31, 2003 and 2002, respectively	195,331	191,680
Additional paid-in capital	9,047	9,161
Deferred compensation	(211)	(621)
Accumulated deficit	(159,741)	(129,852)
Accumulated other comprehensive income	—	372

Total stockholders' equity	44,426	70,740

	$49,008	$75,926

See accompanying notes.

TITAN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2003	2002	2001
	(in thousands, except per share amount)
Revenue:
Contract revenue	$28	$2,696	$1,224
License revenue	61	—	2,600
Grant revenue	—	196	748

Total revenue	89	2,892	4,572

Operating expenses:
Research and development	22,258	29,819	23,339
Acquired research and development	3,896	—	—
General and administrative	5,109	5,076	5,383

Total operating expenses	31,263	34,895	28,722

Loss from operations	(31,174)	(32,003)	(24,150)
Other income (expense):
Interest income	1,278	4,221	6,763
Other income (expense)	7	(400)	(77)

Other income, net	1,285	3,821	6,686

Net loss	$(29,889)	$(28,182)	$(17,464)

Basic and diluted net loss per share	$(1.07)	$(1.02)	$(0.63)

Weighted average shares used in computing basic and diluted net loss per share	27,907	27,642	27,595

See accompanying notes.

TITAN PHARMACEUTICALS, INC

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Preferred Stock		Common Stock					Accumulated Other Comprehensive Income
					Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2000	222	$—	27,234	$190,763	$8,744	$(1,254)	$(84,206)	$691	$114,738
Comprehensive loss:
Net loss							(17,464)		(17,464)
Unrealized gain on marketable securities								1,200	1,200

Comprehensive loss									(16,264)
Issuance of common stock upon exercise of options and warrants			461	1,028					1,028
Rescission of stock option exercises			(53)	(107)	149				42
Compensation related to stock options					124	(83)			41
Amortization of deferred compensation						542			542

Balances at December 31, 2001	222	—	27,642	191,684	9,017	(795)	(101,670)	1,891	100,127
Comprehensive loss:
Net loss							(28,182)		(28,182)
Unrealized loss on marketable securities								(1,519)	(1,519)

Comprehensive loss									(29,701)
Issuance of common stock upon exercise of options, net of issuance costs of $6			—	(4)					(4)
Compensation related to stock options					144	(141)			3
Amortization of deferred compensation						315			315

Balances at December 31, 2002	222	$—	27,642	$191,680	$9,161	$(621)	$(129,852)	$372	$70,740
Comprehensive loss:
Net loss							(29,889)		(29,889)
Unrealized loss on marketable securities								(372)	(372)

Comprehensive loss									(30,261)
Issuance of common stock to acquire technologies, net of issuance costs of $22			1,188	3,538					3,538
Issuance of common stock upon exercise of options			73	113					113
Compensation related to stock options					(114)	114			—
Amortization of deferred compensation						296			296

Balances at December 31, 2003	222	$—	28,903	$195,331	$9,047	$(211)	$(159,741)	$—	$44,426

See accompanying notes.

TITAN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2003	2002	2001
	(in thousands of dollars)
Cash flows from operating activities:
Net loss	$(29,889)	$(28,182)	$(17,464)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	439	374	272
(Gain) loss on investment activities	(51)	309	—
Acquired research and development	3,873	—	—
Non-cash compensation related to stock options	296	318	732
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	(166)	(291)	(580)
Accounts payable	(675)	1,007	(410)
Accrued clinical trials and other liabilities	(265)	(826)	1,711
Deferred contract revenue	—	(2,000)	2,000

Net cash used in operating activities	(26,438)	(29,291)	(13,739)

Cash flows from investing activities:
Purchases of property and equipment, net	(248)	(778)	(254)
Investment in other companies	91	—	(600)
Purchases of marketable securities	(47,660)	(25,114)	(72,733)
Proceeds from maturities of marketable securities	64,819	43,718	55,750
Proceeds from sales of marketable securities	9,000	12,852	16,127

Net cash used in investing activities	26,002	30,678	(1,710)

Cash flows from financing activities:
Issuance of common stock, net	113	(4)	921

Net cash (used in) provided by financing activities	113	(4)	921

Net increase (decrease) in cash and cash equivalents	(323)	1,383	(14,528)
Cash and cash equivalents at beginning of year	7,155	5,772	20,300

Cash and cash equivalents at end of year	6,832	7,155	5,772
Marketable securities at end of year	39,723	66,295	99,279

Cash, cash equivalents and marketable securities at end of year	$46,555	$73,450	$105,051

Schedule of non-cash transaction:
Issuance of common stock to acquire technologies, net	$3,538	$—	$—

See accompanying notes.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

  The Company and its Subsidiaries

        We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system (CNS) disorders, cancer, and cardiovascular disease. Our product development programs focus on large pharmaceutical markets with significant unmet medical needs and commercial potential. We are directly developing our product candidates and also utilizing strategic partnerships, including a collaboration with Schering AG, Germany (Schering). These collaborations help fund product development and enable us to retain significant economic interest in our products. Some of our preclinical product development work is conducted through our two consolidated subsidiaries: Ingenex, Inc., and ProNeura, Inc. At December 31, 2003, we owned 81% of Ingenex, assuming the conversion of all preferred stock to common stock, and 79% of ProNeura. In the fourth quarter of 2003, we acquired 3,5-diiodothyropropionic acid (DITPA), a novel product in clinical testing, for the treatment of congestive heart failure (CHF) through the acquisition of Developmental Therapeutics, Inc. (DTI), a private company established to develop DITPA. We operate in one business segment, the development of pharmaceutical products.

  Basis of Presentation and Consolidation

        The accompanying consolidated financial statements include the accounts of Titan and our wholly and majority owned subsidiaries. All significant intercompany balances and transactions are eliminated.

  Reclassifications

        Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications have no impact on the results of operations.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Stock Option Plans

        We have elected to continue to follow Accounting Principles Board Opinion No. 25 (or APB 25), "Accounting for Stock Issued to Employees," rather than the alternative method of accounting prescribed by Statement of Financial Accounting Standards No. 123 (or SFAS 123), "Accounting for Stock-Based Compensation." Under APB 25, no compensation expense is recognized when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on our net loss and net loss per share if Titan had applied the provisions of SFAS 123 to estimate and recognize compensation expense for our stock-based employee compensation.

	Year Ended December 31,
	2003	2002	2001
Net loss, as reported	$(29,889)	$(28,182)	$(17,464)
Add: Stock-based employee compensation expense included in reported net loss	296	318	1,088
Deduct: Stock-based employee compensation expense determined under fair value method for all stock option grants	(2,319)	(8,489)	(10,225)

Pro forma net loss	$(31,912)	$(36,353)	$(26,601)

Basic and diluted net loss per share, as reported	$(1.07)	$(1.02)	$(0.63)

Pro forma basic and diluted net loss per share	$(1.14)	$(1.32)	$(0.96)

  Cash, Cash Equivalents and Marketable Securities

        Our cash and investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible given these two constraints. We satisfy liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers and limit the amount of credit exposure to any one issuer. The estimated fair values have been determined using available market information. We do not use derivative financial instruments in our investment portfolio.

        All investments with original maturities of three months or less are considered to be cash equivalents. Our marketable securities, consisting primarily of high-grade debt securities including money market funds, U.S. government and corporate notes and bonds, and commercial paper, are classified as available-for-sale at time of purchase and carried at fair value. If the fair value of a security is below its amortized cost for six consecutive months or if its decline is due to a significant adverse event, the impairment is considered to be other-than-temporary. Other-than-temporary declines in fair value of our marketable securities are charged against interest income. We recognized expenses of approximately $40,000 in 2003, $9,000 in 2002, and none in 2001 as a result of charges related to other-than-temporary declines in the fair values of certain of our marketable securities. Amortization of premiums and discounts, and realized gains and losses are included in interest income. Unrealized gains and losses are included as accumulated other comprehensive income, a separate component of stockholders' equity. The cost of securities sold is based on use of the specific identification method.

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

        In July 2001, we made a $300,000 equity investment in Altagen Biosciences Inc. (formerly CSS Acquisition Corporation) for 300 shares of Series D Preferred stock, representing 2.5% of total equity in the company. In December 2001, we made a $300,000 equity investment in Molecular Medicine LLC for 714,286 shares of Series A Preferred stock, and at December 31, 2003, these shares represent 6.6% of total equity in the company. In June 2002, we recorded a $300,000 reduction in the carrying value of our investment in Altagen, and in July 2003, we returned the 300 shares of Series D Preferred stock to Altagen in settlement of outstanding liabilities and recorded a gain on investment of approximately $90,000.

  Revenue Recognition

        We generate revenue principally from collaborative research and development arrangements, technology licenses, and government grants. Revenue arrangements with multiple components are divided into separate units of accounting if certain criteria are met, including whether the delivered component has stand-alone value to the customer, and whether there is objective and reliable evidence of the fair value of the undelivered items. Consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are then applied to each of the units.

        Revenue is recognized when the four basic criteria of revenue recognition are met: (1) a contractual agreement exists; (2) transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. For each source of revenue, we comply with the above revenue recognition criteria in the following manner:

  •
  Collaborative arrangements typically consist of non-refundable and/or exclusive technology access fees, cost reimbursements for specific research and development spending, and various milestone and future product royalty payments. If the delivered technology does not have stand-alone value or if we do not have objective or reliable evidence of the fair value of the undelivered component, the amount of revenue allocable to the delivered technology is deferred. Non-refundable upfront fees with stand-alone value that are not dependent on future performance under these agreements are recognized as revenue when received, and are deferred if Titan has continuing performance obligations and has no evidence of fair value of those obligations. Cost reimbursements for research and development spending are recognized when the related costs are incurred and when reimbursements are received. Payments received related to substantive, performance-based "at-risk" milestones are recognized as revenue upon achievement of the clinical success or regulatory event specified in the underlying contracts, which represent the culmination of the earnings process. Amounts received in advance are recorded as deferred revenue until the technology is transferred, costs are incurred, or milestone is reached.

  •
  Technology license agreements typically consist of non-refundable upfront license fees and annual minimum access fees or royalty payments. Non-refundable upfront license fees and annual minimum payments received with separable stand-alone values are recognized when the technology is transferred or accessed, provided that the technology transferred or accessed is not dependent on the outcome of our continuing research and development efforts.

  •
  Government grants, which support our research efforts in specific projects, generally provide for reimbursement of approved costs as defined in the notices of grants. Grant revenue is recognized when associated project costs are incurred.

  Research and Development Costs

        Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses, facility costs, administrative expenses and allocations of corporate costs. External expenses consist of costs associated with outsourced clinical research organization activities, sponsored research studies, product registration, patent application and prosecution, and investigator sponsored trials. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," all such costs are charged to expense as incurred.

  Net Loss Per Share

        We calculate basic net loss per share using the weighted average common shares outstanding for the period. Diluted net income per share would include the impact of other dilutive equity instruments, primarily our preferred stock, options and warrants. For the years ended December 31, 2003, 2002, and 2001, outstanding preferred stock, options and warrants totaled 6.1 million, 6.4 million, and 4.4 million shares, respectively. We reported net losses for all years presented and, therefore, preferred stock, options and warrants were excluded from the calculation of diluted net loss per share as they were anti-dilutive.

  Comprehensive Income

        Comprehensive income is comprised of net loss and other comprehensive income. The only component of other comprehensive income is unrealized gains and losses on our marketable securities. Comprehensive loss for the years ended December 31, 2003, 2002, and 2001 was $30.3 million, $29.7 million, and $16.3 million, respectively. Comprehensive loss has been disclosed in the Statement of Stockholders' Equity for all periods presented.

  Recent Accounting Pronouncements

        In November 2003, the EITF discussed several of the recommendations on the proposed models for evaluating impairment of equity and debt securities discussed on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." Although the Task Force requested further revisions to the underlying impairment models at the November meeting, it reached a consensus that certain quantitative and qualitative disclosures are required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and SFAS No.124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. For those investments with unrealized losses that have not been recognized as other-than-temporary impairments, additional disclosure is required. The disclosure requirement is effective for fiscal years ending after December 15, 2003 (see Note 2).

        In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 addresses consolidation of variable interest entities ("VIEs") that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretation") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation of the Revised Interpretation. VIEs created after January 1, 2004 must be accounted fro under the Revised Interpretation. Special purpose entities ("SPEs") created prior to February 1, 2003 may be accounted for under the original or revised interpretation's provisions no later than our first quarter of fiscal 2004. Non-SPEs created prior to February 1, 2003, should be accouted for uner the revised interpretation's provisions no later than our first quarter of 2004. We do not currently have any arrangements with variable interest entities that will require consolidation of there financial information in our financial statements.

        In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on our financial position and results of operations.

        Also in November 2002, the FASB issued Interpretation No. 45 (or FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including certain indemnification agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our results of operations and financial position. See Note 10, "Guarantees and Indemnifications," below for a discussion related to these agreements.

2. Cash, Cash Equivalents and Marketable Securities

        The following is a summary of our cash, cash equivalents and marketable securities at December 31 (in thousands):

	2003				2002
Classified as:	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash	$253	$—	$—	$253	$576	$—	$—	$576

Cash equivalents:
Money market funds	5,082	—	—	5,082	6,579	—	—	6,579
Commercial paper	1,497	—	—	1,497	—	—	—	—

Total cash equivalents	6,579	—	—	6,579	6,579	—	—	6,579

Marketable securities:
Securities of the U.S. government and its agencies	33,178	47	(17)	33,208	40,064	258	(17)	40,305
Corporate notes and bonds	4,246	9	(38)	4,217	18,571	161	(38)	18,694
Commercial paper	2,299	—	(1)	2,298	7,288	8	—	7,296

Total marketable securities	39,723	56	(56)	39,723	65,923	427	(55)	66,295

Total cash, cash equivalents and marketable securities	$46,555	$56	$(56)	$46,555	$73,078	$427	$(55)	$73,450

Securities available-for-sale:
Maturing within 1 year	$30,353			$30,353	$58,275			$58,505

Maturing between 1 to 2 years	$15,949			$15,949	$14,227			$14,369

        Gross realized losses on sales of marketable securities were $17,000 for the year ended December 31, 2003. There were no gross realized gains in 2003. For the year ended December 31, 2002, there were $119,000 of gross realized gains and $3,000 of gross realized losses. For the year ended December 31, 2001, there were $149,000 of gross realized gains and no gross realized losses.

        The aggregate amount of unrealized losses and the related fair value of investments with unrealized losses at December 31, 2003 were approximately $56,000 and $3.8 million, respectively. The unrealized losses were caused by fluctuation in market interest rates and are not considered other-than-temporary until a continuous decline has occurred.

3. Property and Equipment

        Property and equipment consisted of the following at December 31 (in thousands):

	2003	2002
Furniture and office equipment	$530	$525
Leasehold improvements	368	318
Laboratory equipment	428	365
Computer equipment	810	728

	2,136	1,936
Less accumulated depreciation and amortization	(1,347)	(957)

Property and equipment, net	$789	$979

        Depreciation and amortization expense was $436,000, $374,000, and $272,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

4. Research and License Agreements

        We have entered into various agreements with research institutions, universities, clinical research organizations and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Expenses under these agreements totaled $2.6 million, $1.3 million, and $1.6 million in the years ended December 31, 2003, 2002, and 2001, respectively.

        At December 31, 2003, the annual aggregate commitments we have under these agreements, including minimum license payments, are as follows (in thousands):

2004	$319
2005	324
2006	329
2007	334
2008	334

$1,640

        After 2008, we must make annual payments aggregating $334,000 per year to maintain certain licenses. Certain licenses provide for the payment of royalties by us on future product sales, if any. In addition, in order to maintain these licenses and other rights during product development, we must comply with various conditions including the payment of patent related costs and obtaining additional equity investments.

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

7. Licensing and Collaborative Agreement with Schering AG

        In January 2000, we entered into a licensing and collaborative agreement with Schering, under which we will collaborate with Schering on manufacturing and clinical development of our cell therapy product, Spheramine®, for the treatment of Parkinson's disease. Under the agreement, we will perform clinical development activities for which we will receive funding. As of December 31, 2003, we recognized $2.8 million under this agreement to date. In February 2002, we announced that we received a $2.0 million milestone payment from Schering. The milestone payment followed Schering's decision in the first quarter 2002 to initiate larger, randomized clinical testing of Spheramine for the treatment of patients with late-stage Parkinson's disease following the successful completion of Titan's Phase I/II clinical study of Spheramine. As a result, Titan recognized $2.0 million in contract revenue in the first quarter of 2002. Schering will fully fund, and manage in collaboration with us, all future pilot and pivotal clinical studies, and manufacturing and development activities. We are entitled to receive up to an aggregate of $8 million over the life of the Schering agreement upon the achievement of specific milestones.

8. DITPA Acquisition

        On October 16, 2003, we announced the acquisition of a novel product in clinical testing for the treatment of congestive heart failure (CHF). The product in development, 3,5-diiodothyropropionic acid (DITPA), is an orally active analogue of thyroid hormone that has demonstrated in preclinical and clinical studies to date the ability to improve cardiac function, with no significant adverse effects. Titan acquired DITPA through the acquisition of Developmental Therapeutics, Inc. (DTI), a private company established to develop DITPA, and the exclusive licensee of recently issued U.S. patent and pending U.S. and international patent applications covering DITPA. Titan acquired DTI in a stock transaction for 1,187,500 shares of Titan common stock valued at approximately $3.6 million using the average market price of our common stock over the five-day trading period, including and prior to the date of the merger in accordance with generally accepted accounting principles. We also made a cash payment of $171,250 to the licensor of the technology. In the fourth quarter of 2003, the total acquisition cost of $3.9 million was reported as acquired research and development in the statement of operations. An additional payment of 712,500 shares of Titan common stock will be made only upon the achievement of positive pivotal study results or certain other substantial milestones within five years. In addition, a cash payment of $102,750 or, alternatively, an additional payment of 37,500 shares of Titan common stock, will be made to the licensor of the technology upon achievement of such study results or such other substantial milestones within five years.

9. Commitments and Contingencies

  Lease Commitments

        We lease facilities under operating leases that expire at various dates through June 2007. We also lease certain office equipment under operating and capital leases that expire at various dates through February 2007. Rental expense was $825,000, $765,000, and $584,000 for years ended December 31, 2003, 2002, and 2001, respectively.

        The following is a schedule of future minimum lease payments at December 31, 2003 (in thousands):

2004	924
2005	959
2006	893
2007	345

$3,121

  Legal Proceedings

        On November 4, 2003, a purported class action suit entitled Patrick Magee v. Titan Pharmaceuticals, Inc., et al was filed in the United States District Court for the Northern District of California on behalf of purchasers of Titan's common stock during the period between December 1, 1999 and July 22, 2002. Subsequently, several similar actions were filed in the same court. The complaints alleged that Titan and certain of its executive officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by issuing false and misleading statements that failed to disclose certain key information regarding iloperidone. The complaints sought unspecified damages.

        On November 6, 2003, a stockholder purporting to act on our behalf filed a derivative action in the California Superior Court for the County of San Mateo against Titan's executive officers and directors and certain former directors seeking unspecified damages, injunctive relief and restitution. Titan was also named as a nominal defendant. The derivative action is based on the same factual allegations as the purported class actions and alleges state law claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment.

        On February 2, 2004, we announced that all of the class action and derivative lawsuits filed against the Company had been dismissed without prejudice. In every case, the plaintiffs agreed to voluntarily dismiss the lawsuits after discussion of the facts with Titan's counsel, without any further legal action necessary by Titan. Titan, its affiliates, and insurers, made no payment in connection with dismissal of the lawsuits, and have no obligation to make any payments whatsoever to any plaintiffs or their counsel in connection with the dismissals. Furthermore, Titan has no other obligations in connection with the dismissals.

10. Guarantees and Indemnifications

        As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2003.

        In the normal course of business, we have commitments to make certain milestone payments to various clinical research organizations in connection with our clinical trial activities. Payments are contingent upon the achievement of specific milestones or events as defined in the agreements, and we have made appropriate accruals in our consolidated financial statements for those milestones that were achieved as of December 31, 2003. We also provide indemnifications of varying scope to our clinical research organizations and investigators against claims made by third parties arising from the use of our products and processes in clinical trials. Historically, costs related to these indemnification provisions were immaterial. We also maintain various liability insurance policies that limit our exposure. We are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

11. Stockholders' Equity

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

  Common Stock

        In October 2003, we acquired DITPA through the acquisition of Developmental Therapeutics, Inc. (DTI) in a stock transaction for 1,187,500 shares of Titan common stock valued at approximately $3.6 million using the average market price of our common stock over the five-day trading period, including and prior to the date of the merger. In addition, up to a total of 750,000 shares of common stock will be issued only upon the achievement of positive pivotal study results or certain other substantial milestones within five years.

  Shares Reserved for Future Issuance

        As of December 31, 2003, shares of common stock reserved by us for future issuance consisted of the following (shares in thousands):

Stock options	8,090
Preferred stock	222
DTI merger contingent shares	750

9,062

12. Stock Option Plans

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

        In July 2002, our Board of Directors elected to continue the option grant practice under our amended 1998 Option Plan, which provided for the automatic grant of non-qualified stock options (Directors' Options) to our directors who are not 10% stockholders (Eligible Directors). Each Eligible Director will be granted an option to purchase 10,000 shares of common stock on the date that such person is first elected or appointed a director. Commencing on the day immediately following the later of (i) the 2000 annual stockholders meeting, or (ii) the first annual meeting of stockholders after their election to the Board, each Eligible Director will receive an automatic biennial (i.e. every two years) grant of an option to purchase 15,000 shares of common stock as long as such director is a member of the Board of Directors. In addition, each Eligible Director will receive an automatic annual grant of an option to purchase 5,000 shares of common stock for each committee of the Board on which they serve. The exercise price of the Director's Options shall be equal to the fair market value of our common stock on the date of grant.

        In August 2001, we adopted the 2001 Employee Non-Qualified Stock Option Plan (2001 NQ Plan) pursuant to which 1,750,000 shares of common stock were authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan. Options granted under the option plans generally expire no later than ten years from the date of grant. Option vesting schedule and exercise price are determined at time of grant by the Board of Directors. Historically, the exercise prices of option granted under the 2001 NQ Plan were 100% of the fair market value of our common stock on the date of grant.

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

        Activity under our stock option plans, as well as non-plan activity are summarized below (shares in thousands):

	Shares Available For Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2000	1,157	3,666	$12.95
Increase in shares reserved	1,000	—	—
Options granted	(1,300)	1,300	$15.21
Options exercised	—	(404)	$3.26
Options cancelled	434	(434)	$26.35

Balance at December 31, 2001	1,291	4,128	$13.20
Increase in shares reserved	2,750	—	—
Options granted	(2,200)	2,200	$4.44
Options exercised	—	—	—
Options cancelled	132	(138)	$15.31

Balance at December 31, 2002	1,973	6,190	$10.05
Options granted	(699)	699	$1.83
Options exercised	—	(73)	$1.57
Options cancelled	864	(864)	$8.67

Balance at December 31, 2003	2,138	5,952	$9.39

        Our option plans allow for stock options issued as the result of a merger or consolidation of another entity, including the acquisition of minority interest of our subsidiaries, to be added to the maximum number of shares provided for in the plan (Substitute Options). Consequently, Substitute Options are not returned to the shares reserved under the plan when cancelled. During 2003, 2002 and 2001, the number of Substitute Options cancelled was immaterial.

        Options for 3.9 million and 2.6 million shares were exercisable at December 31, 2002 and 2001, respectively. The options outstanding at December 31, 2003 have been segregated into three ranges for additional disclosure as follows (option shares in thousands):

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Life (Years)
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.08 - $3.77	2,088	7.43	$2.14	1,186	$2.28
$3.79 - $11.63	2,355	6.27	$8.39	2,146	$8.29
$11.95 - $46.50	1,509	6.30	$20.99	1,459	$20.44

$0.08 - $46.50	5,952	6.69	$9.39	4,791	$10.50

        In addition, Ingenex has a stock option plan under which options to purchase common stock of Ingenex have been and may be granted. No options had been granted under such plan since 1997.

        We have elected to continue to follow APB 25 in accounting for our stock options. Under APB 25, no compensation expense is recognized when the exercise price of our stock options equals the market price of the underlying stock on the date of grant.

        Pro forma net loss and net loss per share information required by SFAS 123 as amended by SFAS 148 has been determined as if we had accounted for our employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2003, 2002, and 2001: weighted-

average volatility factor of 0.70, 0.79, and 0.86, respectively; no expected dividend payments; weighted-average risk-free interest rates in effect of 2.2%, 2.4%, and 3.9%, respectively; and a weighted-average expected life of 3.01, 3.54, and 2.99 years, respectively. For purposes of disclosure, the estimated fair value of options is amortized to expense over the options' vesting period.

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

        Based upon the above methodology, the weighted-average fair value of options granted during the years ended December 31, 2003, 2002, and 2001 was $0.89, $2.32, and $8.44, respectively. A tabular presentation of pro forma net loss and net loss per share information for all reporting periods is presented in Note 1.

13. Minority Interest

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

14. Related Parties Transactions

        We make loans to our employees from time to time in order to attract and retain the best available talent and to encourage the highest level of performance. In 2002 and 2001, we provided certain relocation loans to employees in connection with employment. Also in February 2001, we provided a loan to a vice president officer in the principal amount of $373,000 bearing interest at prime rate. The loan was due and payable on August 7, 2002 and as of December 31, 2002, the principal balance was paid in full.

15. Income Taxes

        As of December 31, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $157.4 million that expire at various dates through 2023, and federal research and development tax credits of approximately $4.2 million that expire at various dates through 2023. We also had net operating loss carryforwards for state income tax purposes of approximately $56.5 million that expire at various dates through 2013, and state research and development tax credits of approximately $3.2 million which do not expire.

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

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$59,000	$45,300
Research credit carryforwards	6,400	2,100
Other, net	4,200	4,600

Total deferred tax assets	69,600	52,000
Deferred tax liabilities:
Unrealized gain on investments	(50)	(100)
Valuation allowance	(69,550)	(51,900)

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $17.6 million, $11.1 million, and $5.9 million during 2003, 2002, and 2001, respectively. The valuation allowance at December 31, 2002 includes $3.7 million related to deferred tax assets arising from tax benefits associated with stock option plans. This benefit, when realized, will be recorded as an increase to stockholders' equity.

16. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amount)
2003
Total revenue	$26	$2	—	$61
Net loss	$(6,530)	$(6,681)	$(6,169)	$(10,509)
Basic and diluted net loss per share	$(0.24)	$(0.24)	$(0.22)	$(0.37)
2002
Total revenue	$2,347	$151	$158	$236
Net loss	$(4,950)	$(7,032)	$(7,296)	$(8,904)
Basic and diluted net loss per share	$(0.18)	$(0.25)	$(0.26)	$(0.32)

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.
Date: March 12, 2004	By:	/s/ LOUIS R. BUCALO Louis R. Bucalo, M.D., Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ LOUIS R. BUCALO Louis R. Bucalo, M.D.	Chairman, President and Chief Executive Officer (principal executive officer)	March 12, 2004
/s/ ERNST-GÜNTER AFTING Ernst-Günter Afting, M.D., Ph.D.	Director	March 12, 2004
/s/ VICTOR J. BAUER Victor J. Bauer, Ph.D.	Director	March 12, 2004
/s/ SUNIL BHONSLE Sunil Bhonsle	Executive Vice President, Chief Operating Officer and Director	March 12, 2004
/s/ EURELIO M. CAVALIER Eurelio M. Cavalier	Director	March 12, 2004
/s/ MICHAEL K. HSU Michael K. Hsu	Director	March 12, 2004
/s/ HUBERT E. HUCKEL Hubert E. Huckel, M.D.	Director	March 12, 2004
/s/ M. DAVID MACFARLANE M. David MacFarlane, Ph.D.	Director	March 12, 2004
/s/ LEY S. SMITH Ley S. Smith	Director	March 12, 2004

/s/ KONRAD M. WEIS Konrad M. Weis, Ph.D.	Director	March 12, 2004
/s/ ROBERT E. FARRELL Robert E. Farrell	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 12, 2004

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Consolidated Financial Statements and Supplementary Data.
  Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
PART III
  Item 10. Directors and Executive Officers of Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
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