Form 10-Q
period 2004-03-31
TITAN PHARMACEUTICALS INC
filed 2004-05-06
CIK 910267

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Period Ended March 31, 2004.

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

There were 32,107,760 shares of the Registrant’s Common Stock issued and outstanding on May 3, 2004.

Titan Pharmaceuticals, Inc.

Part I.  Financial Information

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)	(Note A)
Assets
Current assets
Cash and cash equivalents	$23,078	$6,832
Marketable securities	32,798	39,723
Related party receivables	64	123
Prepaid expenses, receivables, and other current assets	1,190	1,241
Total current assets	57,130	47,919
Furniture and equipment, net	707	789
Investment in other companies	300	300
	$58,137	$49,008
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$783	$1,505
Accrued clinical trials expenses	1,312	634
Other accrued liabilities	2,077	1,202
Total current liabilities	4,172	3,341
Minority interest - Series B preferred stock of Ingenex, Inc.	1,241	1,241
Stockholders’ equity
Common stock, at amounts paid-in	209,810	195,331
Additional paid-in capital	9,225	9,047
Deferred compensation	(272)	(211)
Accumulated deficit	(166,122)	(159,741)
Accumulated other comprehensive income	83	—
Total stockholders’ equity	52,724	44,426
	$58,137	$49,008

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

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amount)

	Three Months Ended March 31
	2004	2003

License revenue	$1	$26
Total revenue	1	26

Operating expenses:
Research and development	5,113	5,643
General and administrative	1,368	1,382
Total operating expenses	6,481	7,025
Loss from operations	(6,480)	(6,999)

Other income (expense):
Interest income, net	159	472
Other expense	(60)	(3)
Other income, net	99	469
Net loss	$(6,381)	$(6,530)

Basic and diluted net loss per share	$(0.22)	$(0.24)

Weighted average shares used in computing basic and diluted net loss per share	29,008	27,642

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(6,381)	$(6,530)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	98	107
Non-cash compensation related to stock options	117	94
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	108	(820)
Loss on investments	50	—
Accounts payable and other accrued liabilities	831	(11)
Net cash used in operating activities	(5,177)	(7,160)

Cash flows from investing activities:
Purchases of furniture and equipment, net	(15)	(23)
Purchases of marketable securities	(2,341)	(24,856)
Proceeds from maturities of marketable securities	9,300	33,315
Net cash provided by investing activities	6,944	8,436

Cash flows from financing activities:
Issuance of common stock, net	14,479	—
Net cash provided by financing activities	14,479	—

Net increase in cash and cash equivalents	16,246	1,276
Cash and cash equivalents at beginning of period	6,832	7,155
Cash and cash equivalents at end of period	23,078	8,431
Marketable securities at end of period	32,798	57,649
Cash, cash equivalents and marketable securities at end of period	$55,876	$66,080

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Titan and its subsidiaries after elimination of all significant intercompany accounts and transactions. Certain prior year balances have been reclassified to conform to the current year presentation.  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. annual report on Form 10-K for the year ended December 31, 2003.

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

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) a contractual agreement exists; (2) transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.  For each source of revenue, we comply with the above revenue recognition criteria in the following manner:

•                  Collaborative arrangements typically consist of non-refundable and/or exclusive technology access fees, cost reimbursements for specific research and development spending, and various milestone and future product royalty payments. If the delivered technology does not have stand-alone value or if we do not have objective or reliable evidence of the fair value of the undelivered components, the amount of revenue allocable to the delivered technology is deferred.  Non-refundable upfront fees with stand-alone value that are not dependent on future performance under these agreements are recognized as revenue when received, and are deferred if Titan has continuing performance obligations and has no evidence of fair value for those obligations. Cost reimbursements for research and development spending are recognized when the related costs are incurred and when reimbursements are received.  Payments received related to substantive, performance-based “at-risk” milestones are recognized as revenue upon achievement of the clinical success or regulatory event specified in the underlying contracts, which represent the culmination of the earnings process. Amounts received in advance are recorded as deferred revenue until the technology is transferred, costs are incurred, or milestone is reached.

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

Operating Subsidiaries

We conduct some of our operations through two subsidiaries: Ingenex, Inc. and ProNeura, Inc.  At March 31, 2004, we owned 81% of Ingenex (assuming the conversion of all preferred stock to common stock) and 79% of ProNeura.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached several consensuses on the accounting guidance and disclosure of other-than-temporary impairment of debt and equity securities discussed in Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  These Consensuses apply to investments in debt and equity securities within the scope of Statements 115 and 124.  They also apply to investments in equity securities that are both outside Statement 115’s scope and not accounted for by the equity method, a group referred to as “cost method investments.”  The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004; the disclosure requirements for annual reporting periods ending after June 15, 2004.

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

	Three months ended March 31,
	2004	2003
Net loss, as reported	$(6,381)	$(6,530)
Add: Stock-based employee compensation expense included in reported net loss	117	94
Deduct: Estimated stock-based employee compensation expense determined in accordance with SFAS 123 for all stock option grants	(275)	(892)
Pro forma net loss	$(6,539)	$(7,328)

Basic and diluted net loss per share, as reported	$(0.22)	$(0.24)
Pro forma basic and diluted net loss per share	$(0.23)	$(0.27)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the three-month periods ended 2004 and 2003: weighted-average volatility factor of 0.70 and 0.70, respectively; no expected dividend payments; weighted-average risk-free interest rates in effect of 2.1% and 2.1%, respectively; and a weighted-average expected life of 3.1 and 3.0 years, respectively.  For purposes of disclosure, the estimated fair value of options is amortized to expense over the options' vesting period.

3.              Net Loss Per Share

We calculate net loss per share using the weighted average common shares outstanding for the period.  For periods ended March 31, 2004 and 2003, the effect of an additional 6,306,852 and 6,849,326 shares, respectively, related to our authorized and issued convertible preferred stock and options, were not included in the computation of diluted earnings per share because they are anti-dilutive.

4.              Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss.  The only component of other comprehensive income is unrealized gains and losses on our marketable securities.  Comprehensive loss for the three months ended March 31, 2004 and 2003 was $6.3 million and $6.7 million, respectively.

5.              Stockholders’ Equity

In February 2004, we filed a shelf registration statement with the Securities and Exchange Commission to sell up to $50 million of common or preferred stock.  Under this registration statement, shares may be sold periodically to provide additional funds for our operations.  In March 2004, we completed a sale of 3,075,000 shares of our common stock offered under the registration statement at a price of $5.00 per share, for gross proceeds of approximately $15.4 million.  Net proceeds were approximately $14.4 million.

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

Spheramine®, Pivanex®, Probuphine®, Pro Neura™, CCM™, CeaVac®, TriAb®, and TriGem™ are trademarks of Titan Pharmaceuticals, Inc.

Overview

We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system disorders, cancer, and cardiovascular disease.  Our product development programs focus on large pharmaceutical markets with significant unmet medical needs and commercial potential. Our internal resources are currently focused primarily on clinical development of the following five products:

•                  Spheramine:  for the treatment of Parkinson’s disease

•                  Pivanex:  for the treatment of non-small cell lung cancer

•                  Gallium maltolate:  for the treatment of several cancers and bone related disease associated with cancer

•                  Probuphine:  for the treatment of opiate addiction

•                  DITPA:  for the treatment of congestive heart failure

Following is an update on the status and progress of Titan’s core development programs:

Spheramine

Enrollment in a randomized, controlled, blinded, multi-center Phase IIb clinical study of Spheramine in advanced Parkinson’s disease is proceeding on schedule, and we estimate that this study will be completed in the second half of 2005.  Schering AG, Germany, Titan’s corporate partner for the development of Spheramine, is fully funding the clinical development program for Spheramine.  In the second quarter of 2003, results from a pilot clinical study of Spheramine, demonstrating an average 41 percent improvement in patients’ motor function two years post treatment with no significant adverse events, were presented at the annual meeting of the American Academy of Neurology.

Pivanex

A randomized, controlled, multi-center Phase IIb clinical study of Pivanex in combination with docetaxel in the treatment of non-small cell lung cancer (NSCLC) was initiated in the second quarter of 2003 and is expected to be completed by the end of 2004.  Pivanex is being administered at the same dose level at which it demonstrated encouraging tumor response and survival data in a previous open label Phase II clinical study, in which Pivanex was administered as a single agent.  This dose of Pivanex followed by the approved second line treatment of docetaxel has preliminarily been demonstrated to be safe in a completed Phase I study, with no significant additional side effects from Pivanex.  In related development activities, additional laboratory study results demonstrating that Pivanex is synergistic with docetaxel against NSCLC were presented at the meeting of the American Association for Cancer Research in July 2003.  Pivanex is a histone deacetylase inhibitor with potential activity in a number of cancers.

Gallium Maltolate

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

Probuphine

Titan is advancing a pilot clinical study of Probuphine, a novel long-term treatment for opiate addiction that utilizes Titan’s proprietary ProNeura drug delivery system.  In June 2003, we initiated a pilot clinical study to evaluate the safety, pharmacokinetics and preliminary efficacy of Probuphine in up to 18 opiate-dependent patients.  In September 2003, we announced positive interim results for the first cohort of six patients in this pilot clinical study.  Preliminary data, presented at the International Society of Addiction Medicine in Amsterdam, demonstrated that all six patients treated with Probuphine at the first dose level have been safely switched from daily sublingual buprenorphine therapy to Probuphine, with maintenance of therapeutic benefit and no significant adverse events for six months after a single treatment.  Additional patients are now completing treatment at the second dose level.  This pilot study may be completed in the second half of 2004.  Probuphine has been shown in preclinical studies to deliver targeted therapeutic levels of buprenorphine, an approved agent for the treatment for opiate addiction, for over six months with no adverse effects.

DITPA

DITPA has completed Phase I and preliminary controlled Phase II clinical testing in the treatment of congestive heart failure (CHF), and the U.S. Department of Veterans Affairs (VA) will initiate a 150 patient, randomized, double blind Phase II clinical study in CHF during 2004.  This multicenter study is funded by a $3.8 million grant from the VA.  In addition, Titan plans to initiate Phase II clinical testing with DITPA in Class III and Class IV CHF patients in the second half of 2004.

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

Our products are at various stages of development and may not be successfully developed or commercialized. We do not currently have any products being commercially sold.  Our proposed products will require significant further capital expenditures, development, testing, and regulatory clearances prior to commercialization.  We may experience unanticipated problems relating to product development and cannot predict whether we will successfully develop and commercialize any products.  For a full discussion of risks and uncertainties of our product development, see “Risk Factors – Our products are at various stages of development and may not be successfully developed or commercialized” in our 2003 Annual Report on Form 10-K.

Results of Operations

In the first quarter 2004, the Company had approximately $1,000 of revenue, compared to approximately $26,000 of revenue for the same period in 2003.  The difference in revenue is primarily the result of a decrease in royalties from a technology licensed to a pharmaceutical company.

Research and development (R&D) expenses for the first quarter 2004 were $5.1 million, compared to $5.6 million for the same quarter in 2003, a decrease of $0.5 million, or 9.4%.  This decrease resulted primarily from a $0.5 million reimbursement of manufacturing-related expenses received from Schering pursuant to the terms of a clarifying addendum to our agreement with Schering.  External R&D expenses include direct expenses such as clinical research organization charges, investigator and review board fees, patient expense reimbursements, pre-clinical activities and contract manufacturing expenses.  Including operating expenses for the first quarter 2004, our external R&D expenses to date relating to our core product development programs have been approximately: $9.6 million related to Pivanex, $3.5 million related to Probuphine, $3.7 million related to gallium maltolate, $6.6 million related to Spheramine, and $80,000 related to DITPA.  Other R&D expenses were attributable to internal operating costs, which include clinical research and development personnel salaries and employment related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs.  As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the first quarter 2004 were $1.4 million, same as the first quarter 2003.

Other income, primarily interest income net of amortization and other expenses, for the first quarter 2004 was approximately $99,000 compared to $469,000 in the same quarter in 2003.  The decrease, primarily in interest income, was a result of a lower balance of cash and marketable securities.

Our net loss for the first quarter 2004 was $6.4 million, or $0.22 per share, compared to $6.5 million, or $0.24 per share, for the same quarter in 2003.

Liquidity and Capital Resources

We have funded our operations since inception through sales of our securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government sponsored research grants.  At March 31, 2004, after the completion of a $15.4 million private placement of equity, we had $55.9 million of cash, cash equivalents, and marketable securities.

Our operating activities used $5.2 million and $7.2 million of cash in the first three months in 2004 and 2003, respectively.  Uses of cash in operating activities were primarily to fund product development programs and administrative expenses.  We have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities.  The aggregate commitments we have under these agreements, including minimum license payments, for the next 12 months is approximately $0.3 million.  Certain of the licenses require us to pay royalties on future product sales, if any.  In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent related costs and diligent efforts in product development.

We expect to continue to incur substantial additional operating losses from costs related to continuation and expansion of product and technology development, clinical trials, and administrative activities.  We believe that we currently have sufficient working capital to sustain our planned operations through 2006.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Form 10-K for the period ended December 31, 2003, have not changed significantly.

Item 4.    Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2004 the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company, is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this report was being prepared.

There were no changes in the Company’s internal controls or in other factors during the most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 6.    Exhibits and Reports on Form 8-K

(b)                                 Exhibits

31                                    Rule 13a-14(A) Certifications.

32                                    Section 1350 Certifications.

(c)                                  Reports on Form 8-K

On February 2, 2004, the registrant filed a current report on Form 8-K to announce that all of the class action and derivative lawsuits filed against Titan have been dismissed without prejudice.

On March 26, 2004, the registrant filed a current report on Form 8-K to announce that Titan has obtained binding commitments from a number of select institutional investors and an individual investor to purchase approximately three million shares of Titan’s common stock.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

May 6, 2004	By:	/s/ Louis R. Bucalo
Louis R. Bucalo, M.D.
Chairman, President and Chief Executive Officer

May 6, 2004	By:	/s/ Robert E. Farrell
Robert E. Farrell
Executive Vice President and Chief Financial Officer