Form 10-K/A
period 2004-12-31
TITAN PHARMACEUTICALS INC
filed 2005-04-15
CIK 910267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 to amend footnote 1 to the financial statements to reflect the consummation of the merger of ProNeura, Inc. (formerly a majority-owned and consolidated subsidiary of ours) with and into Titan Pharmaceuticals, Inc. on November 23, 2004 and to include Exhibit 21 setting forth our subsidiaries as of December 31, 2004. Except as specifically referenced herein, this Annual Report on Form 10-K/A does not reflect any event occurring subsequent to March 15, 2005, the filing date of the original report.

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

Victor J. Bauer, Ph.D., has served on our Board of Directors since November 1997. Dr. Bauer serves as the Executive Vice President of Concordia Pharmaceuticals, Inc., a biopharmaceutical company he co-founded in January 2004. From February 1997 through March 2003, Dr. Bauer was employed by Titan, most recently as our Executive Director of Corporate Development. From April 1996 until its merger into Titan, Dr. Bauer also served as a director and Chairman of Theracell. From December 1992 until February 1997, Dr. Bauer was a self-employed consultant to companies in the pharmaceutical and biotechnology industries. Prior to that time, Dr. Bauer was with Hoechst-Roussel Pharmaceuticals Inc., where he served as President from 1988 through 1992.

Eurelio M. Cavalier has served on our Board of Directors since September 1998. He was employed in various capacities by Eli Lilly & Co. from 1958 until his retirement in 1994, serving as Vice President Sales from 1976 to 1982 and Group Vice President U.S. Pharmaceutical Business Unit from 1982 to 1993. Mr. Cavalier currently serves on the Board of Directors of ProSolv, Inc.

Hubert E. Huckel, M.D., has served on our Board of Directors since October 1995. Dr. Huckel serves as the Executive Chairman of the Board of Concordia Pharmaceuticals, Inc., a biopharmaceutical company he co-founded in January 2004. He served in various positions with The Hoechst Group from 1964 until his retirement in December 1992. At the time of his retirement, Dr. Huckel was Chairman of the Board of Hoechst-Roussel Pharmaceuticals, Inc., Chairman and President of Hoechst-Roussel Agri-Vet Company and a member of the Executive Committee of Hoechst Celanese Corporation. He currently serves on the Board of Directors of Thermogenesis, Corp. and Amarin Pharmaceuticals, plc and is a member of their compensation committees.

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

(b)          Exhibits

3.1	—	Restated Certificate of Incorporation of the Registrant(1)
3.2	—	Form of Amendment to Restated Certificate of Incorporation of the Registrant(1)
3.3	—	By-laws of the Registrant(1)
4.7	—	Certificate of Designation of Series C Preferred Stock(6)
10.1*	—	1993 Stock Option Plan(1)
10.2*	—	1995 Stock Option Plan, as amended(2)
10.3*	—	Employment Agreement between the Registrant and Louis Bucalo dated February 1, 1993, amended as of February 3, 1994(1).
10.4*	—	Employment Agreement between Registrant and Richard Allen dated July 28, 1995(1)
10.5*	—	Employment Agreement between Registrant and Sunil Bhonsle, dated August 6, 1995(1)
10.6	—	Form of Indemnification Agreement(1)
†10.9	—	MDR Exclusive License Agreement between Ingenex, Inc. (formerly Pharm-Gen Systems Ltd.) and the Board of Trustees of the University of Illinois dated May 6, 1992(1)
†10.11	—	License Agreement between Theracell, Inc. and New York University dated November 20, 1992, as amended as of February 23, 1993 and as of February 25, 1995(1)
†10.12	—	License Agreement between the Registrant and the Massachusetts Institute of Technology dated September 28, 1995(1)
†10.14	—	Exclusive License Agreement between Ingenex, Inc. and the Board of Trustees of the University of Illinois, dated July 1, 1994(1)
†10.15	—	Exclusive License Agreement between Ingenex, Inc. and the Board of Trustees of the University of Illinois, dated July 1, 1994(1)
†10.16	—	License Agreement between Ingenex, Inc. and the Massachusetts Institute of Technology, dated September 11,1992(1)
†10.17	—	License Agreement between Ingenex, Inc. and Baylor College of Medicine, dated October 21, 1992(1)
10.18	—	Lease for Registrant’s facilities, amended as of October 1, 2004.(13)
†10.20	—	License Agreement between Trilex Pharmaceuticals, Inc. (formerly Ascalon Pharmaceuticals, Inc.) and the University of Kentucky Research Foundation dated May 30, 1996(3)

†10.22	—	License Agreement between the Registrant and Aventis SA (formerly Hoechst Marion Roussel, Inc.) effective as of December 31, 1996(4)
10.23*	—	Employment Agreement between Registrant and Robert E. Farrell dated August 9, 1996(4)
†10.27	—	License Agreement between the Registrant and Bar-Ilan Research and Development Company Limited effective November 25, 1997(5)
10.28	—	License Agreement between the Registrant and Ansan Pharmaceuticals, Inc. dated November 24, 1997(5)
†10.30	—	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997(5)
10.31*	—	1998 Stock Option Plan, as amended.(7)
†10.32	—	License Agreement between the Registrant and Schering AG dated January 25, 2000. (8)
10.34	—

Agreement and Plan of Merger by and among the Registrant, GeoMed Merger Sub Corp., GeoMed, Inc. and Dr. Lawrence Bernstein, Dr. Neil Gesundheit, Leland Wilson and Dr. Virgil Place dated July 11, 2000.(9)

10.35*	—	2001 Non-Qualified Employee Stock Option Plan.(10)
10.37*	—	2002 Stock Option Plan.(11)
10.38	—	Merger Agreement between the Registrant and Developmental Therapeutics, Inc. dated October 15, 2003.(13)
10.39	—	Addendums to License Agreement between the Registrant and Schering AG dated January 25, 2000.(13)
10.40*	—	Amendment to Employment Agreement between the Registrant and Louis Bucalo dated February 7, 2005.(13)
14	—	Code of Business Conduct and Ethics. (12)
21	—	List of Subsidiaries
23.1	—	Consent of Odenberg Ullakko Muranishi & Co. LLP, Independent Registered Public Accounting Firm.
23.2	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	—	Certification of Chief Executive Office and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

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

(9)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.

(10)   Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(11)   Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(12)   Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(13) Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

TITAN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

The Company and its Subsidiaries

We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system (CNS) disorders, cardiovascular disease and cancer. Our product development programs focus on large pharmaceutical markets with significant unmet medical needs and commercial potential. We are directly developing our product candidates and also utilizing strategic partnerships, including a collaboration with Schering AG, Germany (Schering). These collaborations help fund product development and enable us to retain significant economic interest in our products. Some of our preclinical product development work is conducted through our consolidated subsidiary Ingenex, Inc. At December 31, 2004, we owned 81% of Ingenex, assuming the conversion of all preferred stock to common stock. In the fourth quarter of 2004, we completed the merger of ProNeura, Inc., our 89% owned subsidiary, into Titan. In the fourth quarter of 2003, we acquired 3,5-diiodothyropropionic acid (DITPA), a novel product in clinical testing, for the treatment of congestive heart failure (CHF) through the acquisition of Developmental Therapeutics, Inc. (DTI), a private company established to develop DITPA. We operate in one business segment, the development of pharmaceutical products.

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

TITAN PHARMACEUTICALS, INC.
Date: April 15, 2005	By:	/s/ LOUIS R. BUCALO
Louis R. Bucalo, M.D., Chairman, President and Chief Executive Officer