Form 10-Q
period 2005-03-31
TITAN PHARMACEUTICALS INC
filed 2005-05-10
CIK 910267

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005.

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

There were 32,346,683 shares of the Registrant’s Common Stock issued and outstanding on May 2, 2005.

Titan Pharmaceuticals, Inc.

Part I.  Financial Information

Item 1.  Condensed Financial Statements (unaudited)

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)	(Note A)
Assets
Current assets
Cash and cash equivalents	$6,160	$5,463
Marketable securities	24,856	30,859
Related party receivables	19	18
Prepaid expenses, other receivables and current assets	935	1,092
Total current assets	31,970	37,432
Property and equipment, net	1,020	1,044
Investment in other companies	150	150
Total assets	$33,140	$38,626
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$723	$689
Accrued clinical trials expenses	2,074	1,445
Other accrued liabilities	1,670	1,538
Total current liabilities	4,467	3,672
Minority interest - Series B preferred stock of Ingenex, Inc.	1,241	1,241
Stockholders’ equity
Common stock, at amounts paid-in	210,287	210,264
Additional paid-in capital	9,303	9,327
Deferred compensation	(63)	(82)
Accumulated deficit	(192,041)	(185,745)
Accumulated other comprehensive income	(54)	(51)
Total stockholders’ equity	27,432	33,713
Total liabilities and stockholders’ equity	$33,140	$38,626

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

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amount)

	Three Months Ended March 31,
	2005	2004

License revenue	$14	$1
Total revenue	14	1

Operating expenses:
Research and development	5,199	5,113
General and administrative	1,262	1,368
Total operating expenses	6,461	6,481
Loss from operations	(6,447)	(6,480)

Other income (expense):
Interest income, net	150	159
Other income (expense)	1	(60)
Other income (expense), net	151	99
Net loss	$(6,296)	$(6,381)

Basic and diluted net loss per share	$(0.19)	$(0.22)

Weighted average shares used in computing basic and diluted net loss per share	32,339	29,008

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(6,296)	$(6,381)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	130	98
Loss on investment activities	—	50
Non-cash compensation related to stock options	(4)	117
Write-down of securities available-for-sale	(9)	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	156	108
Accounts payable and other accrued liabilities	793	831
Net cash used in operating activities	(5,230)	(5,177)

Cash flows from investing activities:
Purchases of furniture and equipment, net	(106)	(15)
Purchases of marketable securities	(2,991)	(2,341)
Proceeds from maturities of marketable securities	9,000	9,300
Proceeds from sales of marketable securites	—	—
Net cash provided by investing activities	5,903	6,944

Cash flows from financing activities:
Issuance of common stock, net	24	14,479
Net cash provided by financing activities	24	14,479

Net increase in cash and cash equivalents	697	16,246
Cash and cash equivalents at beginning of period	5,463	6,832
Cash and cash equivalents at end of period	6,160	23,078
Marketable securities at end of period	24,856	32,798
Cash, cash equivalents and marketable securities at end of period	$31,016	$55,876

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     Organization and Summary of Significant Accounting Policies

The Company

We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system (CNS) disorders, cardiovascular disease and cancer. Our product development programs focus primarily on large pharmaceutical markets with significant unmet medical needs and commercial potential. We are directly developing our product candidates and also utilizing strategic partnerships, including a collaboration with Schering AG, Germany (Schering), to help fund product development and enable us to retain significant economic interest in our products. We operate in one business segment, the development of pharmaceutical products.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Titan and its subsidiaries after elimination of all significant intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. annual report on Form 10-K/A for the year ended December 31, 2004.

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

Operating Subsidiaries

We conduct some of our operations through our subsidiary, Ingenex, Inc.  At March 31, 2005, we owned 81% of Ingenex (assuming the conversion of all preferred stock to common stock).

Recent Accounting Pronouncements

On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). Under the new rule, the Company is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under Statement of Financial Accounting Standards No. 123 (or SFAS 123), “Accounting for Stock-Based Compensation.”  The adoption of SFAS 123R could materially impact our results of operations.

2.     Stock Option Plans

Until December 31, 2005, when we will be required to follow SFAS 123R, we have elected to continue to follow Accounting Principles Board Opinion No. 25 (or APB 25), “Accounting for Stock Issued to Employees,” rather than the alternative method of accounting prescribed by SFAS 123, “Accounting for Stock-Based Compensation.”  Under APB 25, no compensation expense is recognized when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant.  The following table illustrates the effect on our net loss and net loss per share if Titan had applied the provisions of SFAS 123 to estimate and recognize compensation expense for our stock-based employee compensation.

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(6,296)	$(6,381)
Add: Stock-based employee compensation expense included in reported net loss	(4)	117
Deduct: Stock-based employee compensation expense determined under fair value method for all stock option grants	(240)	(275)
Pro forma net loss	$(6,540)	$(6,539)
Basic and diluted net loss per share, as reported	$(0.19)	$(0.22)
Pro forma basic and diluted net loss per share	$(0.20)	$(0.23)

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the three-month periods ended March 31, 2005 and 2004: weighted-average volatility factor of 0.70 and 0.70, respectively; no expected dividend payments; weighted-average risk-free interest rates in effect of 4.0% and 2.1%, respectively; and a weighted-average expected life of 3.5 and 3.1 years, respectively. For purposes of disclosure, the estimated fair value of options is amortized to expense over the options’ vesting period.

3.     Net Loss Per Share

We calculate net loss per share using the weighted average common shares outstanding for the period.  For the periods ended March 31, 2005 and 2004, the effect of an additional 7,190,282 and 6,306,852 shares, respectively, related to our authorized and issued convertible preferred stock and options, were not included in the computation of diluted earnings per share because they are anti-dilutive.

4.     Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss.  The only component of other comprehensive income or loss is unrealized gains and losses on our marketable securities.  Comprehensive loss for the three months ended March 31, 2005 and 2004 was $6.3 million and $6.3 million, respectively.

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

Probuphine®, Spheramine® and CCM™ are trademarks of Titan Pharmaceuticals, Inc. This Form 10-Q also includes trade names and trademarks of companies other than Titan Pharmaceuticals, Inc.

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

Probuphine

In June 2004, we announced final results from a pilot clinical study that evaluated the safety, pharmacokinetics and preliminary efficacy of Probuphine in opiate-dependent patients. The results were presented at the Annual Meeting of The International Society of Addiction Medicine in Helsinki, and demonstrated that all 12 patients switched from daily sublingual buprenorphine therapy to Probuphine, had maintenance of therapeutic benefit for a period of six months following a single treatment of Probuphine. Treatment with Probuphine was well tolerated in this pilot study, with no significant adverse events.

We are currently in the process of establishing a clinical development strategy with regulatory authorities in various countries to pursue potential marketing authorization for Probuphine. We are also currently scaling up manufacturing process development for Probuphine in support of planned Phase III clinical development activities and commercial supply. We expect to initiate pivotal clinical testing of Probuphine in the treatment of opiate addiction in the third quarter of 2005. We also plan to initiate pilot clinical testing of Probuphine for chronic pain in the fourth quarter of 2005.

Spheramine

Enrollment in a randomized, controlled, blinded, multi-center Phase IIb clinical study of Spheramine in advanced Parkinson’s disease is continuing, and we estimate that initial results from this study will be available in the second half of 2006.  Schering AG, Germany, Titan’s corporate partner for the development of Spheramine, is funding the clinical development program for Spheramine.

In July 2004, we announced that the FDA had granted us a Fast Track designation for Spheramine for the treatment of advanced Parkinson’s disease. The Fast Track Program is designed by the FDA to facilitate the development and expedite the review of drug candidates that demonstrate the potential to treat serious or life-threatening diseases and address unmet medical needs.

We are now enrolling the third and final cohort in this Phase IIb clinical study and a total of 47 of the 68 required patients have been treated to date.  The Company was advised by the U.S. Food and Drug Administration (FDA)  that information regarding study inclusion/exclusion criteria, criteria for patient selection, and related monitoring procedures should be updated and submitted to FDA prior to further patient treatment in this study. Patient enrollment continues and the Company anticipates that further patient treatment should occur on schedule, subsequent to submission to, and approval by the FDA of the additional requested documentation.

DITPA

DITPA has completed Phase I and preliminary controlled Phase II clinical testing in the treatment of congestive heart failure (CHF), and was shown in these studies to improve cardiac function.

In December 2004, we initiated a 150 patient, randomized, double blind, placebo controlled Phase IIb clinical study with DITPA in Class III and Class IV CHF patients with low T3 levels.  Patients will receive either of two doses of DITPA or a placebo for six months. The study will be performed at 35 centers in the U.S. and to date 21 centers have been initiated for patient enrollment.  The study will evaluate clinical and laboratory parameters related to severity of CHF, including change in global clinical status, echocardiographic parameters, BNP levels, exercise testing and quality of life measurements in addition to safety.

In addition to evaluation of DITPA in CHF patients with low T3 levels, we believe that scientific evidence concerning thyroid hormone and cardiovascular function suggest potential utility of DITPA in the settings of diastolic dysfunction, left ventricular dysfunction post myocardial infarction, cardiopulmonary bypass surgery and hyperlipidemia.

DITPA is also currently being evaluated in a second randomized, double blind, placebo controlled Phase II study in 150 patients with NYHA Class II-IV CHF, sponsored by the Department of Veterans Affairs Cooperative Studies Program and funded by a $3.8 million grant.

Gallium Maltolate

Gallium maltolate is a novel oral agent in development for the treatment of bone disease and cancer.  In the first quarter of 2005, a dose ranging clinical study of gallium maltolate in cancer patients was completed. Significant blood levels of gallium were achieved, and a maximum tolerated dose level was not reached in this study. We are currently completing development of a new formulation of gallium maltolate with increased bioavailability, and subsequent clinical trials are planned to use this new formulation of gallium maltolate.

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

We are no longer directly pursuing development of the monoclonal antibodies—CeaVac, TriAb, and TriGem—for the treatment of various cancers, and further development of Pivanex was also discontinued.

Our products are at various stages of development and may not be successfully developed or commercialized. We do not currently have any products being commercially sold.  Our proposed products will require significant further capital expenditures, development, testing, and regulatory clearances prior to commercialization.  We may experience unanticipated problems relating to product development and cannot predict whether we will successfully develop and commercialize any products.  For a full discussion of risks and uncertainties of our product development, see “Risk Factors – Our products are at various stages of development and may not be successfully developed or commercialized” in our 2004 Annual Report on Form 10-K/A.

Results of Operations

We had revenues from licensing agreements of approximately $14,000 for the three months ended March 31, 2005 compared to approximately $1,000 of revenue from licensing agreements for the comparable period in 2004.

Research and development (R&D) expenses for the three months ended March 31, 2005 were approximately $5.2 million, compared to approximately $5.1 million for the comparable period in 2004, an increase of approximately $0.1 million, or 2%.  External R&D expenses include direct expenses such as clinical research organization charges, investigator and review board fees, patient expense reimbursements, pre-clinical activities and contract manufacturing expenses.  In the first quarter 2005, our external R&D expenses relating to our core product development programs were approximately: $716,000 related to Probuphine, $1.0 million related to DITPA, and $192,000 related to gallium maltolate.  Other R&D expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs.  As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three months ended March 31, 2005 were approximately $1.3 million, compared to approximately $1.4 million for the comparable period in 2004, a decrease of approximately $0.1 million, or 7%.  The decrease in 2005 resulted from lower personnel-related costs and other general and administrative costs, including professional fees.

Net other income for the three months ended March 31, 2005 was approximately $151,000, compared to net other income of approximately $99,000 in the comparable period in 2004.  The amounts were derived primarily from interest income on our cash and marketable securities balances.

Our net loss for the three months ended March 31, 2005 was approximately $6.3 million, or $0.19 per share, compared to approximately $6.3 million, or $0.22 per share, for the comparable period in 2004.

Liquidity and Capital Resources

We have funded our operations since inception primarily through sales of our securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government sponsored research grants.  At March 31, 2005, we had $31.0 million of cash, cash equivalents, and marketable securities compared to $36.3 million at December 31, 2004.

Our operating activities used $5.2 million during the three months ended March 31, 2005.  This consisted primarily of the net loss for the period of $6.3 million offset in part by non-cash charges of $0.1 million related to depreciation and amortization expenses, $0.2 million related to changes in prepaid expenses, receivables and other assets, and $0.8 million related to changes in accounts payable and other accrued liabilities.  Uses of cash in operating activities were primarily to fund product development programs and administrative expenses.  We have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Certain of the licenses require us to pay royalties on future product sales, if any. In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent related costs, annual minimum license fees, meeting project-funding milestones and diligent efforts in product development.  The aggregate commitments we have under these agreements, including minimum license payments, for the next 12 months is approximately $0.6 million.

Net cash provided by investing activities of $5.9 million during the three months ended March 31, 2005 consisted of sales and maturities of marketable securities of $9.0 million, partially offset by purchases of marketable securities of $3.0 million and capital expenditures of $0.1 million.

Net cash provided by financing activities during the three months ended March 31, 2005 was $24,000, which consisted primarily of  net proceeds from the exercise of stock options.

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

We expect to continue to incur substantial additional operating losses from costs related to continuation and expansion of product and technology development, clinical trials, and administrative activities. We believe that we currently have sufficient working capital to sustain our planned operations into the second quarter of 2006.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Form 10-K/A for the year ended December 31, 2004 have not changed significantly.

Item 4.    Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2005 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls or in other factors during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 6.    Exhibits

Exhibits

31.1           Rule 13a-14(a) Certification of Chairman, President and Chief Executive Officer.

31.2           Rule 13a-14(a) Certification of Executive Vice President and Chief Financial Officer.

32              Certifications pursuant to 18 U.S.C Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

May 10, 2005	By:	/s/ Louis R. Bucalo
Louis R. Bucalo, M.D.
Chairman, President and Chief Executive Officer

May 10, 2005	By:	/s/ Robert E. Farrell
Robert E. Farrell, J.D.
Executive Vice President and Chief Financial Officer