Form 10-Q
period 2005-06-30
TITAN PHARMACEUTICALS INC
filed 2005-08-09
CIK 910267

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005.

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

There were 32,392,635 shares of the Registrant’s Common Stock issued and outstanding on August 2, 2005.

Titan Pharmaceuticals, Inc.

Part I.  Financial Information

Item 1.  Condensed Financial Statements (unaudited)

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)	(Note A)
Assets
Current assets
Cash and cash equivalents	$5,270	$5,463
Marketable securities	19,009	30,859
Prepaid expenses, other receivables and current assets	1,094	1,110
Total current assets	25,373	37,432
Property and equipment, net	982	1,044
Investment in other companies	150	150
Total assets	$26,505	$38,626
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$590	$689
Accrued clinical trials expenses	1,095	1,445
Other accrued liabilities	1,745	1,538
Total current liabilities	3,430	3,672
Minority interest - Series B preferred stock of Ingenex, Inc.	1,241	1,241
Stockholders’ equity
Common stock, at amounts paid-in	210,346	210,264
Additional paid-in capital	9,287	9,327
Deferred compensation	(51)	(82)
Accumulated deficit	(197,783)	(185,745)
Accumulated other comprehensive income	35	(51)
Total stockholders’ equity	21,834	33,713
Total liabilities and stockholders’ equity	$26,505	$38,626

Note A:  The balance sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statement presentation.

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amount)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

License revenue	$13	$—	$27	$1
Total revenue	13	—	27	1

Operating expenses:
Research and development	4,523	4,598	9,722	9,711
General and administrative	1,338	1,118	2,600	2,486
Total operating expenses	5,861	5,716	12,322	12,197
Loss from operations	(5,848)	(5,716)	(12,295)	(12,196)

Other income (expense):
Interest income, net	138	178	288	337
Other expense	(32)	(17)	(31)	(77)
Other income (expense), net	106	161	257	260
Net loss	$(5,742)	$(5,555)	$(12,038)	$(11,936)

Basic and diluted net loss per share	$(0.18)	$(0.17)	$(0.37)	$(0.39)

Weighted average shares used in computing basic and diluted net loss per share	32,361	32,108	32,350	30,558

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(12,038)	$(11,936)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	255	207
Non-cash compensation related to stock options	(9)	187
Write-down of securities available-for-sale	—	50
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	16	97
Accounts payable and other accrued liabilities	(242)	(708)
Net cash used in operating activities	(12,018)	(12,103)

Cash flows from investing activities:
Purchases of furniture and equipment, net	(193)	(314)
Purchases of marketable securities	(4,940)	(18,494)
Proceeds from maturities of marketable securities	16,876	14,800
Net cash provided by (used for) investing activities	11,743	(4,008)

Cash flows from financing activities:
Issuance of common stock, net	82	14,502
Net cash provided by financing activities	82	14,502

Net decrease in cash and cash equivalents	(193)	(1,609)
Cash and cash equivalents at beginning of period	5,463	6,832
Cash and cash equivalents at end of period	5,270	5,223
Marketable securities at end of period	19,009	43,246
Cash, cash equivalents and marketable securities at end of period	$24,279	$48,469

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     Organization and Summary of Significant Accounting Policies

The Company

We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system (CNS) disorders, cardiovascular disease, bone disease and other disorders. Our product development programs focus primarily on large pharmaceutical markets with significant unmet medical needs and commercial potential. We are directly developing our product candidates and also utilizing strategic partnerships to help fund product development and enable us to retain significant economic interest in our products. We operate in one business segment, the development of pharmaceutical products.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Titan and its subsidiaries after elimination of all significant intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Operating Subsidiary

We conduct some of our operations through our subsidiary, Ingenex, Inc.  At June 30, 2005, we owned 81% of Ingenex (assuming the conversion of all preferred stock to common stock).

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share amount)
Net loss, as reported	$(5,742)	$(5,555)	$(12,038)	$(11,936)
Add: Stock-based employee compensation expense included in reported net loss	29	71	25	134
Deduct: Estimated stock-based employee compensation expense determined in accordance with SFAS 123 for all stock option grants	(304)	(385)	(544)	(607)
Pro forma net loss	$(6,017)	$(5,869)	$(12,525)	$(12,409)

Basic and diluted net loss per share, as reported	$(0.18)	$(0.17)	$(0.37)	$(0.39)
Pro forma basic and diluted net loss per share	$(0.19)	$(0.18)	$(0.39)	$(0.41)

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the three-month periods ended June 30, 2005 and 2004: weighted-average volatility factor of 0.70 and 0.70, respectively; no expected dividend payments; weighted-average risk-free interest rates in effect of 4.0% and 3.8%, respectively; and a weighted-average expected life of 3.5 and 4.5 years, respectively. For purposes of disclosure, the estimated fair value of options is amortized to expense over the options’ vesting period.

3.     Net Loss Per Share

We calculate net loss per share using the weighted average common shares outstanding for the periods presented.  For the periods ended June 30, 2005 and 2004, the effect of an additional 7,059,866 and 6,479,890 shares, respectively, related to our authorized and issued convertible preferred stock and options, were not included in the computation of diluted earnings per share because they are anti-dilutive.

4.     Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss.  The only component of other comprehensive income or loss is unrealized gains and losses on our marketable securities.  Comprehensive losses for the three and six months ended June 30, 2005 were $5.7 million and $12.0 million, respectively, and for the three and six months ended June 30, 2004 were $5.8 million and $12.1 million, respectively.

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

Overview

We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system (CNS) disorders, cardiovascular disease, bone disease and other disorders.  Our product development programs focus primarily on large pharmaceutical markets with significant unmet medical needs and commercial potential. We are focused primarily on clinical development of the following products:

•  Probuphine:   for the treatment of opiate addiction and chronic pain

•  Iloperidone:   for the treatment of schizophrenia and related psychotic disorders (partnered with Vanda Pharmaceuticals, Inc.)

•  Spheramine:   for the treatment of advanced Parkinson’s disease (partnered with Schering AG)

•  DITPA:   for the treatment of congestive heart failure and hyperlipidemia

•  Gallium maltolate:   for the treatment of bone related diseases and other disorders

The following table provides a summary status of our products in development:

Product	Potential Indication(s)	Phase of Development	Marketing Rights
Probuphine	Opiate addiction	Initiating Phase III	Titan
Probuphine	Chronic pain	Initiating Phase II	Titan
Iloperidone	Schizophrenia, psychosis	Phase III	Vanda Pharmaceuticals, Inc.
Spheramine	Parkinson’s disease	Phase IIb	Schering AG
DITPA	Congestive heart failure, hyperlipidemia	Phase II	Titan
Gallium maltolate	Bone related disease and other disorders	Phase I	Titan

Following is an update on the status and progress of Titan’s core development programs:

Probuphine

In June 2004, we announced final results from a pilot clinical study that evaluated the safety, pharmacokinetics and preliminary efficacy of Probuphine in the treatment of opiate-dependent patients. The results were presented at the Annual Meeting of The International Society of Addiction Medicine in Helsinki, and demonstrated that all 12 patients switched from daily sublingual buprenorphine therapy to Probuphine, had maintenance of therapeutic benefit for a period of six months following a single treatment of Probuphine. Treatment with Probuphine was well tolerated in this pilot study, with no significant adverse events.

We are currently in the process of finalizing a clinical plan with regulatory authorities in various countries to pursue potential marketing authorization for Probuphine. We expect to initiate pivotal clinical testing of Probuphine in the treatment of opiate addiction in the near future. We also plan to initiate Phase II clinical testing of Probuphine in chronic pain in late 2005.

Iloperidone

In June 2004, we announced that Vanda Pharmaceuticals, Inc. acquired from Novartis Pharma AG the worldwide rights to develop and commercialize iloperidone. Vanda was founded by Dr. Argeris N. Karabelas, former CEO of Novartis Pharmaceuticals, and Dr. Mihael Polymeropoulos, former Vice President of Pharmacogenetics at Novartis Pharmaceuticals. Under its agreement with Novartis, Vanda is now pursuing advancement of the iloperidone Phase III development program and is expected to initiate further Phase III clinical testing of iloperidone in 2005.  All of our rights and economic interests in iloperidone, including royalties on sales of iloperidone, remain essentially unchanged under the agreement.

Spheramine

Enrollment in a randomized, double blind, controlled, multi-center Phase IIb clinical study of Spheramine in advanced Parkinson’s disease is continuing, and we estimate that initial results from this study will be available in the second half of 2006.  Schering AG, Germany, Titan’s corporate partner for the development of Spheramine, is funding the clinical development program for Spheramine.

In June 2005, Schering AG sponsored a symposium on Spheramine at the International Congress on Parkinson’s Disease and Related Disorders in Berlin.  In the keynote address, Ray Watts, M.D., Professor and Chairman, Department of Neurology, University of Alabama Birmingham, presented 48-month follow-up data for the six patients in our pilot clinical study of Spheramine.  The data presented indicate that Spheramine is well tolerated and that patients demonstrated 43% average improvement in motor function, four years after treatment.

In July 2004, we announced that the U.S. Food and Drug Administration (FDA) had granted a Fast Track designation for Spheramine for the treatment of advanced Parkinson’s disease. The Fast Track Program is designed by the FDA to facilitate the development and expedite the review of drug candidates that demonstrate the potential to treat serious or life-threatening diseases and address unmet medical needs.

DITPA

DITPA has completed Phase I and preliminary controlled Phase II clinical testing in the treatment of congestive heart failure (CHF), and was shown in these studies to improve cardiac function.

In December 2004, we initiated a 150 patient, randomized, double blind, placebo controlled Phase IIb clinical study with DITPA in Class III and Class IV CHF patients with low thyroid hormone (T3) levels.  The study will be performed at 35 centers in the U.S. and will evaluate clinical and laboratory parameters related to severity of CHF, including change in global clinical status, echocardiographic parameters, BNP levels, exercise testing and quality of life measurements in addition to safety.  Enrollment in this study is progressing.

Additionally, we believe that scientific evidence concerning thyroid hormone and cardiovascular function suggest potential utility of DITPA in the settings of hyperlipidemia, diastolic dysfunction, left ventricular dysfunction post myocardial infarction and cardiopulmonary bypass surgery.  During the fourth quarter of 2005, we are planning to initiate a Phase II clinical study in hyperlipidemia patients whose lipid levels are not sufficiently controlled by statins alone.

DITPA is also currently being evaluated in a second randomized, double blind, placebo controlled Phase II study in 150 patients with NYHA Class II-IV CHF, sponsored by the Department of Veterans Affairs Cooperative Studies Program and funded by a $3.8 million grant.

Gallium Maltolate

Gallium maltolate is a novel oral agent in development for the treatment of bone disease and other disorders.  In the first quarter of 2005, a dose ranging clinical study of gallium maltolate was completed. Significant blood levels of gallium were achieved, and a maximum tolerated dose level was not reached in this study. We are currently completing development of an optimum formulation of gallium maltolate with increased bioavailability, and subsequent clinical trials are planned to use this new formulation of gallium maltolate.

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

Results of Operations

Our net loss for the second quarter 2005 was approximately $5.7 million, or $0.18 per share, compared to approximately $5.6 million, or $0.17 per share, for the same quarter in 2004.  For the first six months of 2005, our net loss was approximately $12.0 million, or $0.37 per share, compared to approximately $11.9 million, or $0.39 per share, for the same six month period in 2004.

We had revenues from licensing agreements of approximately $13,000 during the three month periods ended June 30, 2005 and no revenue during the comparable three month period of 2004.    During the six months ended June 30, 2005 and 2004, we had revenues of approximately $27,000 and $1,000, respectively.

Research and development expenses for the three  months ended June 30, 2005 were approximately $4.5 million, compared to approximately $4.6 million for the comparable period in 2004, a decrease of $0.1 million, or 2%.  Research and development expenses for the six  months ended June 30, 2005 were approximately $9.7 million, compared to approximately $9.7 million for the comparable period in 2004.  External research and development expenses include direct expenses such as clinical research organization charges, investigator and review board fees, patient expense reimbursements, pre-clinical activities and contract manufacturing expenses.  In the second quarter 2005, our external research and development expenses relating to our core product development programs were approximately: $1.2 million related to Probuphine, $1.4 million related to DITPA, and $568,000 related to gallium maltolate.  Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs.  As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three months ended June 30, 2005 were approximately $1.3 million, compared to approximately $1.1 million for the comparable period in 2004, an increase of $0.2 million, or 18%.  General and administrative expenses for the six months ended June 30, 2005 were approximately $2.6 million, compared to approximately $2.5 million for the comparable period in 2004, an increase of $0.1 million, or 4%.  The increase in general and administrative expenses during the three  months ended June 30, 2005  was primarily related to an increase in personnel related costs and other general and administrative costs, including professional fees.

Net other income for the three months ended June 30, 2005 was approximately $106,000, compared to net other income of approximately $161,000 in the comparable period in 2004.    Net other income for the six months ended June 30, 2005 was approximately $257,000, compared to net other income of approximately $260,000 in the comparable period in 2004.    The decrease, primarily in interest income, was a result of lower balances of cash and marketable securities.

Liquidity and Capital Resources

We have funded our operations since inception primarily through sales of our securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government sponsored research grants.  At June 30, 2005, we had $24.3 million of cash, cash equivalents, and marketable securities compared to $36.3 million at December 31, 2004.

Our operating activities used $12.0 million during the six months ended June 30, 2005.  This consisted primarily of the net loss for the period of $12.0 million offset in part by non-cash charges of $0.2 million related to depreciation and amortization expenses and $0.2 million related to changes in prepaid expenses, receivables, other assets, accounts payable and other accrued liabilities.  Uses of cash in operating activities were primarily to fund product development programs and administrative expenses.  We have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Certain of the licenses require us to pay royalties on future product sales, if any. In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent related costs, annual minimum license fees, meeting project-funding milestones and diligent efforts in product development.  The aggregate commitments we have under these agreements, including minimum license payments, for the next 12 months is approximately $0.3 million.

Net cash provided by investing activities of $11.7 million during the six months ended June 30, 2005 consisted of sales and maturities of marketable securities of $16.9 million, partially offset by purchases of marketable securities of $4.9 million and capital expenditures of $0.2 million.

Net cash provided by financing activities during the six months ended June 30, 2005 was $82,000, which consisted primarily of  net proceeds from the exercise of stock options.

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

We will need to seek additional financing to continue our product development activities, and will be required to obtain substantial funding to commercialize any products other than iloperidone or Spheramine that we may successfully develop. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer or discontinue one or more of our product development programs.  Although we have not entered into any binding arrangements relating to an offering of our securities or other possible funding, we are exploring various financing alternatives.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Form 10-K/A for the year ended December 31, 2004 have not changed significantly.

Item 4.    Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2005 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

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

TITAN PHARMACEUTICALS, INC.

August 9, 2005	By:	/s/ Louis R. Bucalo
Louis R. Bucalo, M.D.
Chairman, President and Chief Executive Officer

August 9, 2005	By:	/s/ Robert E. Farrell
Robert E. Farrell, J.D.
Executive Vice President and Chief Financial Officer