Form 10-Q
period 2005-09-30
TITAN PHARMACEUTICALS INC
filed 2005-11-09
CIK 910267

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 32,533,834 shares of the Registrant’s Common Stock issued and outstanding on November 4, 2005.

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1. Condensed Financial Statements (unaudited)

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)	(Note A)
Assets
Current assets
Cash and cash equivalents	$6,829	$5,463
Marketable securities	11,996	30,859
Prepaid expenses, other receivables and current assets	1,198	1,110

Total current assets	20,023	37,432
Property and equipment, net	867	1,044
Investment in other companies	150	150
Deferred offering costs	160	—

Total assets	$21,200	$38,626

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$679	$689
Accrued clinical trials expenses	1,402	1,445
Other accrued liabilities	2,408	1,538

Total current liabilities	4,489	3,672

Minority interest - Series B preferred stock of Ingenex, Inc.	1,241	1,241
Stockholders’ equity
Common stock, at amounts paid-in	210,362	210,264
Additional paid-in capital	9,289	9,327
Deferred compensation	(40)	(82)
Accumulated deficit	(204,161)	(185,745)
Accumulated other comprehensive income	20	(51)

Total stockholders’ equity	15,470	33,713

Total liabilities and stockholders’ equity	$21,200	$38,626

Note A:	The balance sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statement presentation.

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amount)

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
License revenue	$1	$—	$28	$1

Total revenue	1	—	28	1

Operating expenses:
Research and development	5,001	4,858	14,723	14,569
General and administrative	1,539	1,367	4,139	3,853

Total operating expenses	6,540	6,225	18,862	18,422

Loss from operations	(6,539)	(6,225)	(18,834)	(18,421)

Other income (expense):
Interest income, net	136	175	425	512
Other income (expense)	25	(220)	(6)	(297)

Other income (expense), net	161	(45)	419	215

Net loss	$(6,378)	$(6,270)	$(18,415)	$(18,206)

Basic and diluted net loss per share	$(0.20)	$(0.20)	$(0.57)	$(0.59)

Weighted average shares used in computing basic and diluted net loss per share	32,390	32,137	32,363	31,084

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(18,415)	$(18,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	372	334
Loss on investment activities	—	150
Non-cash compensation related to stock options	5	272
Write-down of securities available-for-sale	—	110
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	(248)	176
Accounts payable and other accrued liabilities	815	(17)

Net cash used in operating activities	(17,471)	(17,181)

Cash flows from investing activities:
Purchases of furniture and equipment, net	(196)	(604)
Purchases of marketable securities	(10,950)	(18,449)
Proceeds from maturities of marketable securities	29,885	20,800

Net cash provided by investing activities	18,739	1,747

Cash flows from financing activities:
Issuance of common stock, net	98	14,558

Net cash provided by financing activities	98	14,558

Net increase (decrease) in cash and cash equivalents	1,366	(876)
Cash and cash equivalents at beginning of period	5,463	6,832

Cash and cash equivalents at end of period	6,829	5,956
Marketable securities at end of period	11,996	37,227

Cash, cash equivalents and marketable securities at end of period	$18,825	$43,183

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Titan and its subsidiary after elimination of all significant intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

We expect to continue to incur substantial additional operating losses from costs related to continuation and expansion of product and technology development, clinical trials, and administrative activities. We believe that we currently have sufficient working capital and funds available under the Standby Equity Distribution Agreement to sustain our planned operations through the end of 2006.

We continue to seek alternative financing sources and in the future we will need to seek additional financing to continue our product development activities, and will be required to obtain substantial funding to commercialize any products other than iloperidone or Spheramine that we may successfully develop. In the future, if we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer or discontinue one or more of our product development programs.

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

Operating Subsidiary

We conduct some of our operations through our subsidiary, Ingenex, Inc. At September 30, 2005, we owned 81% of Ingenex (assuming the conversion of all preferred stock to common stock).

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share amount)
Net loss, as reported	$(6,378)	$(6,270)	$(18,415)	$(18,206)
Add: Stock-based employee compensation expense included in reported net loss	2	67	26	201
Deduct: Estimated stock-based employee compensation expense determined in accordance with SFAS 123 for all stock option grants	(198)	(447)	(742)	(1,054)

Pro forma net loss	$(6,574)	$(6,650)	$(19,131)	$(19,059)

Basic and diluted net loss per share, as reported	$(0.20)	$(0.20)	$(0.57)	$(0.59)

Pro forma basic and diluted net loss per share	$(0.20)	$(0.21)	$(0.59)	$(0.61)

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the three-month periods ended September 30, 2005 and 2004: weighted-average volatility factor of 0.70 and 0.70, respectively; no expected dividend payments; weighted-average risk-free interest rates in effect of 4.1% and 2.5%, respectively; and a weighted-average expected life of 3.1 and 2.0 years, respectively. For purposes of disclosure, the estimated fair value of options is amortized to expense over the options’ vesting period.

3. Net Loss Per Share

We calculate net loss per share using the weighted average common shares outstanding for the periods presented. For the periods ended September 30, 2005 and 2004, the effect of an additional 7,038,221 and 6,683,739 shares, respectively, representing our authorized and issued convertible preferred stock and options, were not included in the computation of diluted earnings per share because they are anti-dilutive.

4. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. The only component of other comprehensive income or loss is unrealized gains and losses on our marketable securities. Comprehensive losses for the three and nine months ended September 30, 2005 were $6.4 million and $18.3 million, respectively, and for the three and nine months ended September 30, 2004 were $6.1 million and $18.0 million, respectively.

5. Stockholders’ Equity

On September 28, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, we can require Cornell to purchase up to $35.0 million of our common stock over a two year period following the effective date of a registration statement covering the shares of the common stock to be sold to Cornell Capital Partners. We can make draw-downs under the agreement in $2.0 million increments. At the closing of each draw-down (which will take place six days after our notification to Cornell Capital Partners) we will issue to Cornell Capital Partners a number of shares of our common stock equal to the amount of the draw-down divided by the lowest daily volume weighted average price of our common stock during the five trading days following the draw-down notice to Cornell Capital Partners. As of September 30, 2005, we are obligated to pay Cornell Capital Partners a one-time commitment fee equal to $140,000 in the form of 75,407 shares of common stock, Monitor Capital, Inc. a one-time placement agent fee of $10,000 in the form of 5,386 shares of common stock and Yorkville Advisors Management a structuring fee of $10,000. At each closing, we will pay 5% of the amount of the draw-down to Cornell Capital Partners and $500 to Yorkville Associates Management, the investment advisor to Cornell Capital Partners. We are not obligated to make any draw-downs under the agreement, and will not pay any additional fees to Cornell Capital Partners if we do not do so. We may not request draw-downs if the shares to be issued in connection with such draw-downs would result in Cornell Capital Partners owning more than 9.9% of our outstanding common stock. We will not be able to issue more than 6,475,287 shares of our common stock in the aggregate to Cornell pursuant to the Standby Equity Distribution Agreement unless we obtain stockholder approval prior to the issuance of such greater number of shares.

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

6. Subsequent Event

In October 2005, we issued to Cornell Capital Partners 75,407 shares of common stock in payment of a one-time commitment fee equal to $140,000 and we issued to Monitor Capital, Inc. 5,386 shares of common stock in payment of a one-time placement agent fee of $10,000 and we paid Yorkville Advisors Management a structuring fee of $10,000. The fees paid were related to the Standby Equity Distribution Agreement we entered into with Cornell Capital Partners on September 28, 2005.

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

Overview

We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system (CNS) disorders, cardiovascular disease, bone disease and other disorders. Our product development programs focus primarily on large pharmaceutical markets with significant unmet medical needs and commercial potential. We are focused primarily on clinical development of the following products:

•	Probuphine: for the treatment of opioid dependence

•	Iloperidone: for the treatment of schizophrenia and related psychotic disorders (partnered with Vanda Pharmaceuticals, Inc.)

•	Spheramine: for the treatment of advanced Parkinson’s disease (partnered with Schering AG)

•	DITPA: for the treatment of congestive heart failure

•	Gallium maltolate: for the treatment of cancer and bone related diseases

We are directly developing our product candidates and also utilizing corporate partnerships, including a collaboration with (i) Schering AG, Germany (Schering) for the development of Spheramine to treat Parkinson’s disease and (ii) Vanda Pharmaceuticals for the development of Iloperidone for the treatment of schizophrenia and related psychotic disorders. We also utilize grants from government agencies to fund development of our product candidates.

Our products are at various stages of development and may not be successfully developed or commercialized. We do not currently have any products being commercially sold. Our proposed products will require significant further capital expenditures, development, testing, and regulatory clearances prior to commercialization. We may experience unanticipated problems relating to product development and cannot predict whether we will successfully develop and commercialize any products. For a full discussion of risks and uncertainties of our product development, see “Risk Factors – Our products are at various stages of development and may not be successfully developed or commercialized” in our Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on October 28, 2005.

Results of Operations

Our net loss for the three months ended September 30, 2005 was approximately $6.4 million, or $0.20 per share, compared to approximately $6.3 million, or $0.20 per share, for the comparable period in 2004. For the first nine months of 2005, our net loss was approximately $18.4 million, or $0.57 per share, compared to approximately $18.2 million, or $0.59 per share, for the comparable period in 2004.

We had revenues from licensing agreements of approximately $1,000 during the three month periods ended September 30, 2005 and no revenue during the comparable three month period of 2004. During the nine months ended September 30, 2005 and 2004, we had revenues of approximately $28,000 and $1,000, respectively.

Research and development expenses for the three months ended September 30, 2005 were approximately $5.0 million, compared to approximately $4.9 million for the comparable period in 2004, an increase of $0.1 million, or 2%. Research and development expenses for the nine months ended September 30, 2005 were approximately $14.7 million, compared to approximately $14.6 million for the comparable period in 2004, an increase of $0.1 million, or 1%. External research and development expenses include direct expenses such as clinical research organization charges, investigator and review board fees, patient expense reimbursements, pre-clinical activities and contract manufacturing expenses. In the third quarter 2005, our external research and development expenses relating to our core product development programs were approximately: $716,000 related to Probuphine, $803,000 related to DITPA, and $157,00 related to gallium maltolate. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three months ended September 30, 2005 were approximately $1.5 million, compared to approximately $1.4 million for the comparable period in 2004, an increase of $0.1 million, or 7%. General and administrative expenses for the nine months ended September 30, 2005 were approximately $4.1 million, compared to approximately $3.9 million for the comparable period in 2004, an increase of $0.2 million, or 5%. The increase in general and administrative expenses during the three and nine months ended September 30, 2005 was primarily related to an increase in other general and administrative costs, including professional fees.

Net other income for the three months ended September 30, 2005 was approximately $161,000, compared to net other expense of approximately $45,000 in the comparable period in 2004. Net other income for the nine months ended September 30, 2005 was approximately $419,000, compared to net other income of approximately $215,000 in the comparable period in 2004. The increase resulted primarily from a $0.2 million charge related to a change in the value of an investment during the three months ended September 20, 2004, offset in part by a decrease in interest income resulting from lower balances in cash and marketable securities.

Liquidity and Capital Resources

We have funded our operations since inception primarily through sales of our securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government sponsored research grants. At September 30, 2005, we had $18.8 million of cash, cash equivalents, and marketable securities compared to $36.3 million at December 31, 2004.

Our operating activities used $17.5 million during the nine months ended September 30, 2005. This consisted primarily of the net loss for the period of $18.4 million offset in part by non-cash charges of $0.4 million related to depreciation and amortization expenses and $0.6 million related to changes in prepaid expenses, receivables, other assets, accounts payable and other accrued liabilities. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses. We have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Certain of the licenses require us to pay royalties on future product sales, if any. In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent related costs, annual minimum license fees, meeting project-funding milestones and diligent efforts in product development. The aggregate commitments we have under these agreements, including minimum license payments, for the next 12 months is approximately $0.3 million.

Net cash provided by investing activities of $18.7 million during the nine months ended September 30, 2005 consisted of sales and maturities of marketable securities of $29.9 million, partially offset by purchases of marketable securities of $10.9 million and capital expenditures of $0.2 million.

Net cash provided by financing activities during the nine months ended September 30, 2005 was $98,000, which consisted primarily of net proceeds from the exercise of stock options.

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

On September 28, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, we can require Cornell to purchase up to $35,000,000 of our common stock over a two year period following the effective date of a registration statement covering the shares of the common stock to be sold to Cornell Capital Partners. We can make draw-downs under the agreement in $2,000,000 increments. At the closing of each draw-down (which will take place six days after our notification to Cornell Capital Partners) we will issue to Cornell Capital Partners a number of shares of our common stock equal to the amount of the draw-down divided by the lowest daily volume weighted average price of our common stock during the five trading days following the draw-down notice to Cornell Capital Partners. In October 2005, we paid Cornell Capital Partners a one-time commitment fee equal to $140,000 in the form of 75,407 shares of common stock, Monitor Capital, Inc. a one-time placement agent fee of $10,000 in the form of 5,386 shares of common stock and Yorkville Advisors Management a structuring fee of $10,000, all of which are deemed underwriting discounts paid to Cornell Capital Partners. At each closing, we will pay 5% of the amount of the draw-down to Cornell Capital Partners and $500 to Yorkville Associates Management, the investment advisor to Cornell Capital Partners. We are not obligated to make any draw-downs under the agreement, and will not pay any additional fees to Cornell Capital Partners if we do not do so. We may not request draw-downs if the shares to be issued in connection with such draw-downs would result in Cornell Capital Partners owning more than 9.9% of our outstanding common stock. We will not be able to issue more than 6,475,287 shares of our common stock in the aggregate to Cornell pursuant to the Standby Equity Distribution Agreement unless we obtain stockholder approval prior to the issuance of such greater number of shares.

We expect to continue to incur substantial additional operating losses from costs related to continuation and expansion of product and technology development, clinical trials, and administrative activities. We believe that we currently have sufficient working capital and funds available under the Standby Equity Distribution Agreement to sustain our planned operations through the end of 2006.

We continue to seek alternative financing sources and in the future we will need to seek additional financing to continue our product development activities, and will be required to obtain substantial funding to commercialize any products other than iloperidone or Spheramine that we may successfully develop. In the future, if we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer or discontinue one or more of our product development programs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Form 10-K/A for the year ended December 31, 2004 have not changed materially.

Item 4. Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls or in other factors during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

PART II

Item 4. Submission of Matters to a Vote of Securities Holders

We distributed on or about July 15, 2005, our Definitive Proxy Statement and Annual Report to Stockholders to each stockholder of record on June 13, 2005, for our Annual Meeting of the Stockholders held on August 9, 2005 at 9:00 a.m. local time (the “Annual Meeting”). At the Annual Meeting, the stockholders were asked to consider four proposals.

The first proposal involved the election of directors. The existing Board of Directors (the “Board”) nominated nine nominees recommended by the Nominating Committee of the Board, all of whom were then serving as our directors. The nominees of the Board were all re-elected and the voting results with respect thereto were:

Name	Votes For	Votes Withheld
Louis R. Bucalo	26,570,940	1,907,460
Ernst Gunter-Afting	26,582,180	1,896,220
Victor J. Bauer	26,617,040	1,861,360
Sunil Bhonsle	26,593,612	1,884,788
Eurelio M. Cavalier	26,147,868	2,330,532
Hubert E. Huckel	26,358,408	2,119,992
M. David MacFarlane	26,633,240	1,845,160
Ley S. Smith	26,477,480	2,000,920
Konrad M. Weis	24,804,390	3,674,010

The second proposal was to approve an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 75,000,000. The results were:

For:	27,641,863
Against:	631,804
Abstain:	204,733

The third proposal was to approve an amendment to our 2002 Stock Option Plan to provide for the grant of restricted stock and stock appreciation rights and to increase the number of shares of our common stock issuable pursuant to the plan from 2,000,000 to 3,000,000. The results were:

For:	6,741,874
Against:	2,410,428
Abstain:	226,064

The fourth proposal was to approve the appointment of Odenberg, Ullakko, Muranishi & Co. LLP as the independent auditors of the Company for the fiscal year ending December 31, 2005. The results were:

For:	28,072,250
Against:	258,280
Abstain:	147,870

Item 6. Exhibits

Exhibits
31.1	Rule 13a-14(a) Certification of Chairman, President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Executive Vice President and Chief Financial Officer.

32	Certifications pursuant to 18 U.S.C Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

November 9, 2005	By:	/s/ Louis R. Bucalo
Louis R. Bucalo, M.D.
Chairman, President and Chief Executive Officer

November 9, 2005	By:	/s/ Robert E. Farrell
Robert E. Farrell, J.D.
Executive Vice President and Chief Financial Officer