Form 10-K
period 2005-12-31
TITAN PHARMACEUTICALS INC
filed 2006-03-15
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-13341

TITAN PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3171940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

400 Oyster Point Blvd., Suite 505, South San Francisco, California	94080
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (650) 244-4990

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	The American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition or “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 31,657,056 shares of voting and non-voting common equity held by non-affiliates of the registrant based on the closing price on June 30, 2005 was $57.9 million.

As of March 1, 2006, 35,592,269 shares of common stock, $.001 par value, of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

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

Probuphine®, Spheramine®, ProNeura™ and CCM™ are trademarks of Titan Pharmaceuticals, Inc. This Form 10-K also includes other trade names and trademarks of companies other than Titan Pharmaceuticals, Inc.

References herein to “we,” “us,” “Titan,” and “our company” refer to Titan Pharmaceuticals, Inc. and its subsidiaries unless the context otherwise requires.

Item 1. Business

(a) General Development of Business

We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system (CNS) disorders, cardiovascular disease, bone disease and other disorders. Our product development programs focus primarily on large pharmaceutical markets with significant unmet medical needs and commercial potential. We are focused primarily on clinical development of the following products:

•	Probuphine: for the treatment of opioid dependence

•	Iloperidone: for the treatment of schizophrenia and related psychotic disorders (partnered with Vanda Pharmaceuticals, Inc.)

•	Spheramine: for the treatment of advanced Parkinson’s disease (partnered with Schering AG)

•	DITPA: for the treatment of congestive heart failure and hyperlipidemia

•	Gallium maltolate: for the treatment of bone related diseases, chronic bacterial infections and cancer

We are directly developing our product candidates and also utilizing strategic partnerships. These partnerships help fund product development and enable us to retain significant economic interest in our products. In June 2004 we announced that Vanda Pharmaceuticals, Inc. (Vanda) had acquired from Novartis Pharma AG (Novartis) the worldwide rights to develop and commercialize iloperidone, our proprietary antipsychotic agent in Phase III clinical development for the treatment of schizophrenia and related psychotic disorders. Vanda is proceeding with and now funding the iloperidone Phase III development program. All of our rights and economic interests in iloperidone, including royalties on sales of iloperidone, remain essentially unchanged from our agreement with Novartis. Spheramine development is primarily funded by our corporate partner for Spheramine, Schering AG, Germany (Schering). Under the agreement, in exchange for exclusive, worldwide development, manufacturing and commercialization rights, Schering will provide clinical and manufacturing development funding, milestone payments, and a royalty to Titan on future product sales.

We were incorporated in Delaware in February 1992 and have funded our operations through various sources, including an initial public offering in January 1996 and private placements of securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants.

(b) Financial Information About Industry Segments

We operate in only one business segment, the development of pharmaceutical products.

(c) Narrative Description of Business

Product Development Programs

The following table provides summary status of our products in development:

Product	Potential Indication(s)	Phase of Development	Marketing Rights
Probuphine	Opioid dependence	Phase III in preparation	Titan
Iloperidone	Schizophrenia, psychosis	Phase III	Vanda Pharmaceuticals, Inc.
Spheramine	Parkinson’s disease	Phase IIb	Schering AG
DITPA	Congestive heart failure	Phase II	Titan
DITPA	Hyperlipidemia	Phase II	Titan
Gallium maltolate	Bone related disease, chronic bacterial infections, cancer	Phase I	Titan

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

Probuphine

We are developing Probuphine for the treatment of opioid dependence. Probuphine is the first product to utilize our novel, proprietary ProNeura long-term drug delivery technology (See “ProNeura Continuous Drug Delivery Technology” below). Probuphine is designed to provide six months of steady state therapeutic levels of buprenorphine, an approved agent for the treatment of opioid dependence and pain.

In June 2004, we announced final results from a pilot clinical study that evaluated the safety, pharmacokinetics and preliminary efficacy of Probuphine in the treatment of opioid-dependent patients. The results were presented at the Annual Meeting of The International Society of Addiction Medicine in Helsinki, and demonstrated that all 12 patients switched from daily sublingual buprenorphine therapy to Probuphine, had maintenance of therapeutic benefit for a period of six months following a single treatment of Probuphine. Treatment with Probuphine was well tolerated in this clinical study, with no significant adverse events.

We are currently finalizing a clinical development plan with regulatory authorities in the U.S. and other countries to commence Phase III clinical testing, which, if successful, could potentially lead to product approval.

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

In June 2004, we announced that Vanda Pharmaceuticals, Inc. acquired from Novartis Pharma AG the worldwide rights to develop and commercialize iloperidone. Vanda was founded by Dr. Argeris N. Karabelas, former CEO of Novartis Pharmaceuticals, and Dr. Mihael Polymeropoulos, former Vice President of Pharmacogenetics at Novartis Pharmaceuticals. Vanda is now pursuing completion of the iloperidone Phase III development program and initiated further Phase III clinical testing of iloperidone in November 2005. All of our rights and economic interests in iloperidone, including royalties on sales of iloperidone, remain essentially unchanged under the agreement.

Spheramine

Spheramine is a cell-based therapeutic being developed for potential treatment of advanced Parkinson’s disease. It utilizes our proprietary cell-coated microcarrier (CCM) technology, which enables the development of cell-based therapies for minimally-invasive, site-specific delivery to the central nervous system of therapeutic factors precisely where they are needed.

Spheramine consists of microcarriers coated with human retinal pigment epithelial cells that directly enhance brain levels of dopamine, a neurotransmitter deficient in certain brain regions in Parkinson’s disease, leading to movement disorders. Preclinical studies have demonstrated the preliminary efficacy and safety of Spheramine, including blinded studies in a primate model of Parkinson’s disease. Positron emission tomography (PET) imaging studies in primates have confirmed the presence of increased dopamine signals in regions treated with Spheramine. A pilot clinical study of Spheramine performed by Titan in six patients with advanced Parkinson’s disease demonstrated substantial improvement (average 48%) in motor function at one-year post treatment with no significant adverse events. These results were first reported at the American Academy of Neurology (AAN) annual meeting in 2002. In June 2005, Schering AG sponsored a symposium on Spheramine at the International Congress on Parkinson’s Disease and Related Disorders in Berlin. In the keynote address, Ray Watts, M.D., Professor and Chairman, Department of Neurology, University of Alabama Birmingham, presented 48-month follow-up data for the six patients in our pilot clinical study of Spheramine. The data presented indicate that Spheramine is well tolerated and that patients continued to demonstrate 43% average improvement in motor function, four years after treatment.

Spheramine is currently being studied in a multicenter, randomized, blinded, placebo controlled clinical trial in Parkinson’s disease. This Phase IIb clinical study will enroll 68 patients with advanced Parkinson’s disease (Hoehn and Yahr Stages III and IV) to further evaluate the efficacy, safety, and tolerability of Spheramine. Fifty-five patients have been treated to date.

Schering AG, our corporate partner for worldwide development and commercialization of Spheramine, is funding the clinical development program for Spheramine. Under this agreement, Schering received exclusive, worldwide development, manufacturing and commercialization rights, and, in addition to the clinical and manufacturing development funding and milestone payments, Schering will pay us a royalty on future product sales. The Investigational New Drug application (IND) filed by Titan with the FDA was transferred to Schering in November 2005.

In July 2004, we announced that the FDA had granted a Fast Track designation for Spheramine for the treatment of advanced Parkinson’s disease. The Fast Track Program is designed by the FDA to facilitate the development and expedite the review of drug candidates that demonstrate the potential to treat serious or life-threatening diseases and address unmet medical needs. The FDA had previously approved Orphan Drug designation for Spheramine for the treatment of advanced Parkinson’s disease.

DITPA

Our novel, proprietary product in development for the treatment of congestive heart failure (CHF) and hyperlipidemia is 3,5-diiodothyropropionic acid, or DITPA, an orally active analogue of thyroid hormone.

DITPA represents a potential new class of agents for CHF, based upon the central role of thyroid hormone in regulating cardiovascular function. DITPA has demonstrated in preclinical and clinical studies to date the ability to significantly improve cardiac function and decrease cholesterol and triglyceride levels without significantly increasing heart rate. Specifically, in preclinical studies, when DITPA was administered alone or in combination with captopril in animal models of heart failure, cardiac output was improved and left ventricular end diastolic pressure was decreased, without significantly increasing heart rate. In clinical studies DITPA has demonstrated potentially beneficial effects in preliminary human testing. A double blind, placebo controlled Phase II study in 19 patients with moderately severe (New York Hospital Association (NYHA) Class II-III) congestive heart failure demonstrated an improvement in cardiac index, decrease in systemic vascular resistance, and no significant increase in heart rate. These study results also demonstrated a decrease in serum cholesterol and triglyceride levels.

We are evaluating DITPA as a potential treatment for CHF associated with low serum thyroid hormone (T3). There are approximately nine million people in the U.S. and Europe with CHF. In the U.S., approximately 25% of patients have moderate or severe symptoms (NYHA Class III or IV), and CHF is the most common hospital discharge diagnosis in the U.S. for patients over 65.

The important role of thyroid hormone in maintaining heart and blood vessel function, and the association of low T3 and increased mortality in CHF suggest a potential role for DITPA as a thyroid hormone replacement therapy in CHF.

Patient enrollment in a double blind, placebo controlled Phase IIb clinical study with DITPA in NYHA Class III and Class IV CHF patients with low thyroid hormone (T3) levels is ongoing. The study will evaluate clinical and laboratory parameters related to severity of CHF, including change in global clinical status, echocardiographic parameters, B-type Natriuretic Peptide (BNP) levels, exercise testing and quality of life measurements in addition to safety.

DITPA is also currently being evaluated in a second randomized, double blind, placebo controlled Phase II study with NYHA Class II-IV CHF, sponsored by the Department of Veterans Affairs Cooperative Studies Program and funded by a $3.8 million grant.

We are also developing DITPA as a potential treatment for hyperlipidemia. Recent data have indicated that further lowering of target LDL cholesterol level guidelines may be important in reducing the incidence of heart disease and stroke. Accordingly, the National Cholesterol Education Program (NCEP) has recently updated its guidelines to recommend that doctors target lower LDL cholesterol levels in their patients.

In March 2006, we initiated a Phase II, randomized, double-blind, placebo-controlled study to evaluate DITPA in individuals receiving standard lipid-lowering therapy, whose LDL cholesterol levels are above NCEP guidelines. The primary objective of the study is to evaluate DITPA as a cholesterol lowering agent in combination with standard therapy in patients with LDL cholesterol levels greater than the NCEP goals.

Gallium Maltolate

Gallium maltolate is our novel oral agent for the potential treatment of bone disease, chronic bacterial infections, and cancer. Gallium acts upon bone by enhancing the formation of osteoblasts and inhibiting osteoclasts, thereby increasing bone deposition and reducing bone turnover. Gallium also inhibits ribonucleotide reductase, a key enzyme essential for DNA replication in cancer cells. Additionally, gallium deprives bacteria of iron required for growth and renders resistant bacteria in biofilms susceptible to treatment.

In preclinical studies undertaken by Titan with an animal model for persistent infection due to bacterial biofilms, oral dosing of gallium maltolate was effective in eradicating infection in a dose dependent manner. Based on these results, we believe that gallium maltolate may have potential in the treatment of chronic bacterial biofilm-based infections, including lung infections associated with cystic fibrosis or urinary tract infections.

Prior independent studies using intravenously administered gallium nitrate have demonstrated preliminary evidence of clinical activity in several cancers, including multiple myeloma, lymphoma, bladder cancer and prostate cancer. An intravenous formulation of gallium nitrate, received FDA approval in 1991 for the treatment of hypercalcemia of malignancy.

In 2005, we completed a dose ranging Phase I clinical study of gallium maltolate in cancer patients. Significant blood levels of gallium were achieved, and a maximum tolerated dose level was not reached in this study. We are currently completing development of an optimal formulation of gallium maltolate with increased bioavailability, and subsequent clinical trials are planned to use this new formulation of gallium maltolate.

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

In addition to Probuphine, which is our first product in clinical testing to utilize our proprietary ProNeura long term drug delivery technology, we are developing our ProNeura sustained drug delivery technology for other potential treatment applications in which conventional treatment is limited by variability in blood drug levels and poor patient compliance. ProNeura technology was developed to address the need for a simple, practical method to achieve continuous long-term drug delivery, and potentially can provide controlled drug release on an outpatient basis over extended periods up to 6 - 12 months.

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

In June 2004, we announced that Vanda Pharmaceuticals, Inc. acquired from Novartis Pharma AG the worldwide rights to develop and commercialize iloperidone. Under its agreement with Novartis, Vanda is proceeding with and now funding the iloperidone Phase III development program. All of our rights and economic interests in iloperidone, including royalties on sales of iloperidone, remain essentially unchanged under the agreement.

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

In July 2005, we executed an agreement giving us an exclusive worldwide license to patent rights held by the University of Iowa Research Foundation covering the methods of treating biofilm formation, pseudomoras aeruginosa growth, human deficiency virus, and intracellular pathogens and pathogens causing chronic pulmonary infection using gallium maltolate. Under this agreement, we are required to pay a license issuance fee and certain minimum annual royalty payments. In addition, we are required to pay royalties based on net sales of products and processes incorporating the licensed technology.

ProNeura Long-term Drug Delivery System

In October 1995, we acquired from the Massachusetts Institute of Technology (MIT) an exclusive worldwide license to certain U.S. and foreign patents relating to the long-term drug delivery system. The exclusive nature of the MIT license is subject to certain conditions regarding timely performance of product development activities. We must also satisfy certain other usual terms and conditions set forth in the MIT license in order to retain our license rights, including payments of royalties based on sales of products and processes incorporating the licensed technology, as well as a percentage of income derived from sublicenses of the licensed technology.

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

Iloperidone

We hold a license from Aventis under one issued U.S. patent and certain foreign patents relating to iloperidone and its methods of use. Our license is exclusive for use in the treatment of psychiatric disorders, psychotic disorders and analgesia. The term of the U.S. patent that covers certain aspects of our iloperidone product runs through 2011. This does not include possible term extensions. Prosecution of various divisional and continuation applications and their foreign counterparts continues satisfactorily, although it is uncertain whether additional patents will be granted.

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

Patents have issued that cover certain aspects of our Spheramine product and its use, including four U.S. patents with patent terms running through 2010, 2014, 2015 and 2017, and one European patent, which has been unbundled as 15 national patents in various European countries, one Australian, one Japanese, one Hong Kong and one Canadian patent, all of which have patent terms running through 2011. Patents have issued relating to aspects of our gene transfer technology, including two U.S. patents with patent terms running through 2016, and one Canadian patent, two Australian patents, one South African patent and one Taiwanese patent, all five of which have patent terms running through 2017, and one Philippine patent with a patent term running through 2019. These dates do not include possible term extensions.

We are the owners of certain U.S. and foreign patents and patent applications relating to our CCM technology. Prosecution of patent applications relating to these technologies continues satisfactorily, as does prosecution of their foreign counterparts, although it is uncertain whether additional patents will be granted. Three foreign patents have issued that cover certain aspects of the use of our Spheramine product and other CCM technology, including one Australian and one New Zealand patent, both of which have patent terms running through 2018. We also are the owners of certain U.S. and foreign patents and patent applications relating to the application of our CCM technology to treat schizophrenia, including one New Zealand patent, one Australian patent, and one South African patent, all of which have patent terms running through 2020. These dates do not include possible term extensions.

DITPA

Through our wholly-owned subsidiary, Developmental Therapeutics, Inc., we hold an exclusive license from the University of Arizona to two issued U.S. patents with patent terms running through 2021, one pending U.S. patent application, and related pending foreign patent applications relating to the use of 3,5-diiodothyroproprionic acid (DITPA) and other compounds for the treatment of heart failure in humans and for treatment of elevated cholesterol in a patient.

Gallium Complexes

We are the exclusive licensee under the license agreement with Dr. Lawrence Bernstein of certain U.S. and foreign patents and patent applications relating to the gallium complexes. 10 U.S. patents and several foreign patents have issued that cover pharmaceutical compositions and methods of use for gallium complexes. Prosecution of other U.S. and foreign patent applications relating to this technology continues satisfactorily, although it is uncertain whether additional patents will be granted. Patents in these families have patent terms running through 2009. This date does not include any possible patent term extensions available under 35 U.S.C. § 156. We are also the exclusive licensee under a license agreement with Ohio State University of certain issued U.S. and foreign patents related to the use of gallium compounds to treat rheumatoid arthritis. The U.S. patent term runs through 2009. In addition, we are licensees of certain issued U.S. and foreign patents and patent applications licensed from the University of Iowa, relating to methods of use to inhibit the growth of P. aeruginosa, and to treat infections caused by intracellular pathogens and pathogens causing chronic pulmonary infections, and human immunodeficiency virus infections. The two issued U.S. patents have terms running through 2019. We have also filed additional patent applications covering the use of gallium complexes in treating infection by intracellular prokaryotes and DNA viruses, treating inflammatory arthritis, and treatment and prevention of adverse liver conditions.

ProNeura Long-term Drug Delivery System

We are the exclusive licensee under the MIT license to three U.S. patents relating to a long-term drug delivery system, with patent terms running through 2007 and 2009, and certain European patents with patent terms running through 2008 and 2010. These dates do not include possible term extensions available under 35 U.S.C. § 156. Three additional patent applications have been filed which incorporate the use of specific compounds with the ProNeura technology, including an application related to Probuphine.

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

Probuphine

Reckitt & Benckaiser, Inc. received FDA approval in 2002 for a sublingual buprenorphine product for the treatment of opioid dependence. This product, to be administered daily, might compete with our six-month implantable product for opioid dependence. The FDA previously approved Orphan Drug designation, expiring in 2009, for Reckitt Benckiser’s sublingual buprenorphine for the treatment of opioid dependence. Other forms of buprenorphine are also in development by other companies, including intramuscular injections and intranasally delivered buprenorphine, which also might compete with our product.

Iloperidone

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

Spheramine

Several new treatments for Parkinson’s disease are in pre-clinical and clinical development. In addition, several public and private companies, including StemCells, Inc., are actively pursuing alternative cell transplant technologies. Deep brain stimulation, also known as subthalamic stimulation is also a competing therapy for patients with advanced Parkinson’s disease. The FDA has approved a stimulator device (Activa) manufactured by Medtronic, Inc., which is marketed in the U.S. We believe Spheramine may have potential competitive advantages to this therapy.

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

Statins, alone or in combination, form the mainstay of therapy of hyperlipidemia. Several large pharmaceutical companies such as Pfizer, Merck, Astra Zeneca, Schering Plough and Bristol Myers Squibb currently market statins. Next generations of statins are also under development by companies such as Novartis and Bristol Myers Squibb. In addition, several smaller companies (e.g. Metabasis Therapeutics, Forbes Medi Tech and Avant Immunotherapeutics) are also attempting to develop novel therapeutics for this indication.

Gallium Complexes

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

The procedure for obtaining FDA approval to market a new drug involves several steps. Initially, the manufacturer must conduct pre-clinical animal testing to demonstrate that the product does not pose an unreasonable risk to human subjects in clinical studies. Upon completion of such animal testing, an Investigational New Drug application, or IND, must be filed with the FDA before clinical studies may begin. An IND application consists of, among other things, information about the proposed clinical trials. Among the conditions for clinical studies and IND approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to current Good Manufacturing Practices (cGMP), which must be followed at all times. Once the IND is approved (or if the FDA does not respond within 30 days), the clinical trials may begin.

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

Employees

At December 31, 2005 we had 52 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. See “Risk Factors—We may not be able to retain our key management and scientific personnel.”

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

Item 1A. Risk Factors

Our business is subject to numerous risks.

We have a history of operating losses and may never be profitable.

From our inception through December 31, 2005, we had an accumulated deficit of approximately $208.2 million. We will continue to incur losses for the foreseeable future as a result of the various costs associated with our research, development, financial, administrative, regulatory and management activities. We may never achieve or sustain profitability.

Our products are at various stages of development and may not be successfully developed or commercialized.

We do not currently have any products being sold on the commercial market. Our proposed products are at various stages of development, but all will require significant further capital expenditures, development, testing, and regulatory clearances prior to commercialization. Of the large number of drugs in development, only a small percentage successfully complete the U.S. Food and Drug Administration (FDA) regulatory approval process and are commercialized. We are subject to the risk that some or all of our proposed products:

•	will be found to be ineffective or unsafe;

•	will not receive necessary regulatory clearances;

•	will be unable to get to market in a timely manner;

•	will not be capable of being produced in commercial quantities at reasonable costs;

•	will not be successfully marketed; or

•	will not be widely accepted by the physician community.

To date, we have experienced setbacks in some of our product development efforts. The results of a study evaluating the EKG profile of patients taking iloperidone, for example, found that iloperidone appeared to prolong the cardiac QTc interval, potentially a cause for concern. While iloperidone was shown to have a similar QTc profile to ziprasidone (Geodon), a product already approved by the FDA, these results significantly delayed development of that product and we cannot predict when, if ever, the development program for iloperidone will be completed.

We previously announced study results with CeaVac that did not meet their primary endpoint, and, as a result, we have determined to discontinue our internal activities in the development of the monoclonal antibodies CeaVac, TriAb, and TriGem.

In June 2004, we announced that an interim safety analysis by an independent data monitoring committee, or IDMC, had identified significant safety issues in the combination treatment of Pivanex with docetaxel. The randomized study evaluating treatment with Pivanex and docetaxel versus docetaxel alone had already completed its enrollment target of 225 patients at the time of such interim safety analysis. As a result of the IDMC findings and upon its recommendation, we discontinued the combination treatment of Pivanex and docetaxel for the remaining patients on the study. Further development of Pivanex for treatment of lung cancer was also discontinued.

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

We depend on third-party laboratories and medical institutions to conduct preclinical studies and clinical trials for our products and other third-party organizations to perform data collection and analysis, all of which must maintain both good laboratory and good clinical practices. We will also depend upon third party manufacturers for the production of any products we may successfully develop to comply with current Good Manufacturing Practices of the FDA, which are similarly outside our direct control. If third party laboratories and medical institutions conducting studies of our products fail to maintain both good laboratory and clinical practices, the studies could be delayed or have to be repeated. Similarly, if the manufacturers of any products we develop in the future fail to comply with current Good Manufacturing Practices of the FDA, we may be forced to cease manufacturing such product until we found another third party to manufacture the product.

We face many uncertainties relating to our human clinical trial strategy and results.

In order to obtain the regulatory approvals that we need to commercialize any of our product candidates, we must demonstrate that each product candidate is safe and effective for use in humans for each target indication. The results of preclinical and Phase I and Phase II clinical studies are not necessarily indicative of whether a product will demonstrate safety and efficacy in large patient populations. Although two of our product candidates have reached Phase III human clinical trials, results from the studies have not supported a regulatory filing. Several other product candidates are currently advancing into Phase II human clinical trials. We may not be able to demonstrate that any of our product candidates will be safe or effective in advanced trials that involve larger numbers of patients. Clinical trials are subject to oversight by institutional review boards and the FDA and:

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

As described above in “Our products are at various stages of development and may not be successfully developed or commercialized,” our product development programs have in the past been and may in the future be curtailed, redirected or eliminated at any time for some or all of the following reasons:

•	unanticipated, negative or ambiguous results;

•	undesirable side effects which delay or extend the trials;

•	our inability to locate, recruit and qualify a sufficient number of patients for our trials;

•	regulatory delays or other regulatory actions;

•	difficulties in manufacturing sufficient quantities of the particular product candidate or any other components needed for our preclinical testing or clinical trials;

•	change in the focus of our development efforts; and

•	reevaluation of our clinical development strategy.

Accordingly, our clinical trials may not proceed as anticipated or otherwise adequately support our applications for regulatory approval.

We face risks associated with clinical trial liability claims in the event that the use or misuse of our product candidates results in personal injury or death.

We face an inherent risk of clinical trial liability claims in the event that the use or misuse of our product candidates results in personal injury or death. Our clinical liability insurance coverage may not be sufficient to cover claims that may be made against us. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources or destroy the prospects for commercialization of the product which is the subject of any such claim.

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

As is commonplace in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. To the extent our employees are involved in research areas which are similar to those areas in which they were involved at their former employers, we may be subject to claims that such employees and/or we have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of the former employers. Litigation may be necessary to defend against such claims, which could result in substantial costs and be a distraction to management even if we are successful in defending such claims.

We also rely in our business on trade secrets, know-how and other proprietary information. We seek to protect this information, in part, through the use of confidentiality agreements with employees, consultants, advisors and others. Nonetheless, we cannot assure you that those agreements will provide adequate protection for our trade secrets, know-how or other proprietary information and prevent their unauthorized use or disclosure. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed products, disputes may arise as to the proprietary rights to such information, which may not be resolved in our favor. Most of our consultants are employed by, or have consulting agreements with, third parties and any inventions discovered by such individuals generally will not become our property. There is a risk that other parties may breach confidentiality agreements or that our trade secrets may become known or independently discovered by competitors.

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

Conflicts with our collaborators and strategic partners could result in strained relationships with them and impair our ability to enter into future collaborations, either of which could seriously harm our business. Our collaborators have, and may, to the extent permitted by our agreements, develop competing products, preclude us from entering into collaborations with their competitors or terminate their agreements with us prematurely. Moreover, disagreements could arise with our collaborators or strategic partners over rights to our intellectual property and our rights to share in any of the future revenues from products or technologies resulting from use of our technologies, or our activities in separate fields may conflict with other business plans of our collaborators.

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

We will need additional financing.

At December 31, 2005, we had approximately $17.4 million of cash, cash equivalents, and marketable securities. Our financing agreement with Cornell Capital Partners can provide us with up to an additional $31.0 million, subject to shareholder approval for certain amounts under this agreement. It is likely that we will need to seek additional financing to continue our product development activities, and will be required to obtain substantial funding to commercialize any products other than iloperidone or Spheramine that we may successfully develop. Other than the Standby Equity Distribution Agreement with Cornell Capital Partners, we do not have any funding commitments or arrangements. If we are unable to generate adequate revenues, enter into a corporate collaboration, complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer or discontinue one or more of our product development programs.

Future sales of our common stock in the public market could decrease our stock price.

Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act, pursuant to an effective registration statement or otherwise, could decrease the price of our common stock.

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

The market price of our common stock may fluctuate in a way that is disproportionate to our operating performance.

The stock markets in general, and the American Stock Exchange and the market for pharmaceutical and biotechnological companies in particular, have experienced extreme price and volume fluctuations recently. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors could reduce the market price of our common stock, regardless of our actual operating performance.

Cornell Capital Partners may sell shares of our common stock after we deliver a draw-down notice during the pricing period, which could cause our stock price to decline.

Cornell Capital Partners is deemed to beneficially own the shares of common stock corresponding to a particular draw-down on the date that we deliver a draw-down notice to Cornell Capital Partners, which is prior to the date the stock is delivered to Cornell Capital Partners. Cornell Capital Partners may sell such shares any time after we deliver a draw-down notice. Accordingly, Cornell Capital Partners may sell such shares during the pricing period. Such sales may cause our stock price to decline and if so would result in a lower volume weighted average price during the pricing period, which would result in us having to issue a larger number of shares of common stock to Cornell Capital Partners in respect of the draw-down.

Sales of our shares of common stock under the Standby Equity Distribution Agreement could result in significant dilution to the existing shareholders.

The issuance of shares of our common stock under the Standby Equity Distribution Agreement will dilute our existing stockholders and the issuance or even potential issuance of such shares could have a negative effect on the market price of our common stock. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price, the more shares of common stock we will have to issue under the Standby Equity Distribution Agreement to draw-down the full amount. If our stock price is lower, then our existing stockholders would experience greater dilution.

Sales of our stock under the Standby Equity Distribution Agreement could encourage short sales by third parties which could contribute to the future decline of our stock price.

The provisions of the Standby Equity Distribution Agreement have the potential to cause significant downward pressure on the price of our common stock. This is especially true if the shares being placed into the market exceed the market’s ability to buy the increased stock. Such an event could place further downward pressure on the price of our common stock. We may request numerous draw-downs pursuant to the terms of the Standby Equity Distribution Agreement. Even if we use the Standby Equity Distribution Agreement to invest in assets that are materially beneficial to us, the opportunity exists for short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of stock, the price decline that would result from this activity in turn may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for our common stock, the price will decline.

We may not be able to make a draw-down under the Standby Equity Distribution Agreement if Cornell Capital Partners holds more than 9.9% of our common stock.

Pursuant to our agreement with Cornell Capital Partners, in the event Cornell Capital Partners holds more than 9.9% of our then-outstanding common stock, we will be unable to make a draw-down under the Standby Equity Distribution Agreement. A possibility exists that Cornell Capital Partners may own more than 9.9% of our outstanding common stock at a time when we would otherwise plan to make a draw-down under the Standby Equity Distribution Agreement. In that event, if we are unable to obtain additional external funding, we could be forced to curtail or cease our operations.

We will not be able to make a draw-down under the Standby Equity Distribution Agreement if we would be required to issue more than 6,475,287 shares of our common stock unless we obtain stockholder approval for such issuance.

Under American Stock Exchange rules, we will not be able to issue more than 6,475,287 shares of our common stock in the aggregate to Cornell Capital Partners pursuant to the Standby Equity Distribution Agreement unless we obtain stockholder approval prior to the issuance of such greater number of shares. If we want to make a draw-down under the Standby Equity Distribution Agreement but have already issued the maximum number of shares and are unable to obtain stockholder approval for such issuance in a timely fashion, we will be forced to seek an alternate financing source. There can be no guarantee that alternative sources may be available. To date, we have issued 3,131,228 shares, including 80,793 shares related to commitment and structuring fees, and can only issue 3,344,059 additional shares without receipt of the required shareholder approval.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have a five-year operating lease, expiring in June 2010, for approximately 22,595 square feet of office space in South San Francisco, California. We also have a five-year lease, expiring in January 2007, for approximately 4,200 square feet of office and laboratory space in Somerville, New Jersey.

Item 3. Legal Proceedings

In March 2005, Dr. Bernard Sabel initiated an appraisal proceeding in the Court of Chancery of the State of Delaware relating to the merger of Titan’s subsidiary ProNeura, Inc. into Titan. The complaint indicates that Mr. Sabel wants the court to appraise the value of the 108,800 shares of the common stock of Proneura owned by him. The complaint does not specify an amount that Mr. Sabel considers the fair value of the shares. Discovery is proceeding in connection with this appraisal proceeding.

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

	High	Low
Fiscal Year Ended December 31, 2005:
First Quarter	$3.24	$2.20
Second Quarter	$2.47	$1.80
Third Quarter	$2.31	$1.73
Fourth Quarter	$1.89	$1.19
Fiscal Year Ended December 31, 2004:
First Quarter	$5.89	$2.80
Second Quarter	$5.15	$2.43
Third Quarter	$2.84	$1.80
Fourth Quarter	$3.39	$1.94

(b) Approximate Number of Equity Security Holders

The number of record holders of our common stock as of March 1, 2006 was approximately 154. Based on the last ADP search, we believe there are in excess of 10,000 beneficial holders of our common stock.

(c) Dividends

We have never paid a cash dividend on our common stock and anticipate that for the foreseeable future any earnings will be retained for use in our business and, accordingly, do not anticipate the payment of cash dividends.

Item 6. Selected Financial Data

The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with our consolidated financial statements and notes thereto included in the section beginning on page F-1. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statements of Operations Data:
Total revenue(1)	$89	$31	$89	$2,892	$4,572
Operating expenses:
Research and development	17,770	20,415	22,258	29,819	23,339
Acquired/in-process research and development(2)	—	759	3,896	—	—
General and administrative	5,370	5,237	5,109	5,076	5,383
Other income, net	589	376	1,285	3,821	6,686

Net loss	$(22,462)	$(26,004)	$(29,889)	$(28,182)	$(17,464)

Basic and diluted net loss per share	$(0.69)	$(0.83)	$(1.07)	$(1.02)	$(0.63)
Shares used in computing:
Basic and diluted net loss per share	32,635	31,381	27,907	27,642	27,595

(1)	Revenues for 2001 include $2.5 million license fee payment from Novartis for the development and commercialization of iloperidone in Japan. Revenues for 2002 include a $2.0 million milestone payment from Schering.
(2)	Acquired research and development reflects the acquisition of the minority shares of Proneura in 2004 and the acquisition of DTI in 2003.

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$17,369	$36,322	$46,555	$73,450	$105,051
Working capital	15,449	33,760	44,578	70,702	100,193
Total assets	19,737	38,626	49,008	75,926	107,132
Total stockholders’ equity	15,360	33,713	44,426	70,740	100,127

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

Probuphine®, Spheramine®, ProNeura™ and CCM™ are trademarks of Titan Pharmaceuticals, Inc. This Form 10-K also includes trade names and trademarks of companies other than Titan Pharmaceuticals, Inc.

Overview

We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system (CNS) disorders, cardiovascular disease, bone disease and other disorders. Our product development programs focus primarily on large pharmaceutical markets with significant unmet medical needs and commercial potential. We are focused primarily on clinical development of the following products:

•	Probuphine: for the treatment of opioid dependence

•	Iloperidone: for the treatment of schizophrenia and related psychotic disorders (partnered with Vanda Pharmaceuticals, Inc.)

•	Spheramine: for the treatment of advanced Parkinson’s disease (partnered with Schering AG)

•	DITPA: for the treatment of congestive heart failure and hyperlipidemia

•	Gallium maltolate: for the treatment of bone related diseases, chronic bacterial infections and cancer

We are directly developing our product candidates and also utilizing strategic partnerships. These partnerships help fund product development and enable us to retain significant economic interest in our products. In June 2004, we announced that Vanda Pharmaceuticals, Inc. (Vanda) had acquired from Novartis Pharma AG (Novartis) the worldwide rights to develop and commercialize iloperidone, our proprietary antipsychotic agent in Phase III clinical development for the treatment of schizophrenia and related psychotic disorders. Vanda is proceeding with and now funding the iloperidone Phase III development program. All of our rights and economic interests in iloperidone, including royalties on sales of iloperidone, remain essentially unchanged from our agreement with Novartis. Spheramine development is primarily funded by our corporate partner for Spheramine, Schering AG, Germany (Schering). Under the agreement, in exchange for exclusive, worldwide development, manufacturing and commercialization rights, Schering will provide clinical and manufacturing development funding, milestone payments and a royalty to Titan on future product sales.

The following table provides summary status of our products in development:

Product	Potential Indication(s)	Phase of Development	Marketing Rights
Probuphine	Opioid dependence	Phase III in preparation	Titan
Iloperidone	Schizophrenia, psychosis	Phase III	Vanda Pharmaceuticals, Inc.
Spheramine	Parkinson’s disease	Phase IIb	Schering AG
DITPA	Congestive heart failure	Phase II	Titan
DITPA	Hyperlipidemia	Phase II	Titan
Gallium maltolate	Bone related disease, chronic bacterial infections, cancer	Phase I	Titan

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

Critical Accounting Policies and the Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe the following accounting policy for the year ended December 31, 2005, to be critical:

We have elected to continue to follow Accounting Principles Board Opinion No. 25 (or APB 25), “Accounting for Stock Issued to Employees,” to account for employee stock options because the alternative fair value method of accounting prescribed by Statement of Financial Accounting Standards No. 123 (or SFAS 123), “Accounting for Stock-Based Compensation,” requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. Had we elected to follow SFAS 123 and to apply the fair value method to stock-based employee compensation, we would have recorded an additional $900,000 in net loss, or an additional $0.03 of net loss per share for the year ended December 31, 2005.

In December 2004, the Financial Accounting Standards Board (FASB) issued their final standard on accounting for share-based payments in FASB Standard No. 123R (revised 2004), Share-Based Payment (FAS 123R). This statement replaces FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The statement is effective for all interim and annual periods beginning after December 15, 2005 and requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants under our stock plans. The adoption of FAS 123R could materially impact our results of operations.

Results of Operations

Comparison of Years Ended December 31, 2005 and 2004

Revenues in 2005 were $89,000 compared to $31,000 for 2004, an increase of $58,000. Our revenues during 2005 and 2004 were derived from fees received under various licensing agreements.

Research and development expenses for 2005 were $17.8 million compared to $20.4 million for 2004, a decrease of $2.6 million. The decrease in research and development was primarily associated with the conclusion of certain clinical studies in 2004 and cost reduction strategies initiated in 2005 resulting in lower internal expenditures in 2005. Of our 2005 research and development expenses, approximately 38%, or $6.8 million, were attributable to external R&D expenses. External R&D expenses include direct expenses such as clinical research organization charges, investigator and review board fees, patient expense reimbursements, pre-clinical activities and contract manufacturing expenses. In 2005, approximately $2.4 million of external R&D expenses were related to Probuphine, $2.7 million to DITPA, $0.7 million to gallium maltolate, and the remainder to other projects. Remaining R&D expenses were attributable to internal operating costs, which include clinical research and development personnel salaries and employment related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. In 2004, we recorded a $759,000 acquired research and development expense in connection with the acquisition of minority shares of ProNeura, Inc. The entire purchase price of the shares was charged to acquired research and development on the acquisition date in accordance with generally accepted accounting principles.

As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for 2005 were $5.4 million compared to $5.2 million for 2004.

Other income, net, for 2005 was $589,000 compared to $376,000 for 2004, an increase of $213,000.

As a result of the foregoing, we had a net loss of $22.5 million in 2005 compared to a net loss of $26.0 million in 2004.

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

As a result of the foregoing, we had a net loss of $26.0 million in 2004 compared to a net loss of $29.9 million in 2003.

Liquidity and Capital Resources

	2005	2004	2003
	(in thousands)
As of December 31:
Cash, cash equivalents and marketable securities	$17,369	$36,322	$46,555
Working capital	$15,449	$33,760	$44,578
Current ratio	5.9:1	10:1	14:1
Year Ended December 31:
Cash used in operating activities	$(22,921)	$(23,912)	$(26,438)
Cash provided by investing activities	$22,533	$7,977	$26,002
Cash provided by financing activities	$4,067	$14,566	$113

At December 31, 2005, we had $17.4 million of cash, cash equivalents, and marketable securities compared to $36.3 million at December 31, 2004.

Our operating activities used $22.9 million during 2005. This consisted primarily of the net loss for the period of $22.5 million and $0.9 million related to changes in prepaid expenses, receivables, other assets, accounts payable and other accrued liabilities. This was offset in part by non-cash charges of $0.4 million related to depreciation and amortization expenses. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses. We have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Certain of the licenses require us to pay royalties on future product sales, if any. In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent related costs, annual minimum license fees, meeting project-funding milestones and diligent efforts in product development. The aggregate commitments we have under these agreements, including minimum license payments, for the next 12 months is approximately $0.2 million.

Net cash provided by investing activities of $22.5 million during 2005 consisted of sales and maturities of marketable securities of $29.9 million, partially offset by purchases of marketable securities of $7.2 million and capital expenditures of approximately $0.1 million.

Net cash provided by financing activities during 2005 was $4.1 million, which consisted primarily of $3.8 million of net proceeds from the sale of common stock under the Standby Equity Distribution Agreement with Cornell Capital Partners and net proceeds from the exercise of stock options.

On September 30, 2005, we reduced our workforce by 10 employees in order to reduce our operating expenses. We expect to save approximately $1.2 million per year in payroll expenses due to the reduction.

On September 28, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, we can require Cornell to purchase up to $35.0 million of our common stock over a two year period following the effective date of a registration statement covering the shares of the common stock to be sold to Cornell Capital Partners. We can make draw-downs under the agreement in $2.0 million increments. At the closing of each draw-down (which will take place six days after our notification to Cornell Capital Partners) we will issue to Cornell Capital Partners a number of shares of our common stock equal to the amount of the draw-down divided by the lowest daily volume weighted average price of our common stock during the five trading days following the draw-down notice to Cornell Capital Partners. At each closing, we will pay 5% of the amount of the draw-down to Cornell Capital Partners and $500 to Yorkville Associates Management, the investment advisor to Cornell Capital Partners. We are not obligated to make any draw-downs under the agreement, and will not pay any additional fees to Cornell Capital Partners if we do not do so. As of December 31, 2005, we completed a total of five draw-downs under the the Standby Equity Distribution Agreement pursuant to which we issued an aggregate of 3,131,228 shares and received net proceeds of approximately $3.8 million. We can issue 3,344,059 additional shares under the agreement without receipt of the required shareholder approval.

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

We expect to continue to incur substantial additional operating losses from costs related to continuation and expansion of product and technology development, clinical trials, and administrative activities. We believe that with our current cash balances and the Standby Equity Distribution agreement we will have access to sufficient working capital to sustain our planned operations through 2006.

Although the Standby Equity Distribution agreement provides us with up to an additional $31.0 million of financing, subject to the receipt of required shareholder approval, and the workforce reduction described above will save us approximately $1.2 million per year, we continue to seek alternative financing sources and in the future we will need to seek additional financing to continue our product development activities, and will be required to obtain substantial funding to commercialize any products other than iloperidone or Spheramine that we may successfully develop. In the future, if we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer or discontinue one or more of our product development programs.

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

The following table sets forth the aggregate contractual cash obligations as of December 31, 2005 (in thousands):

	Payments Due by Period
Contractual obligations	Total	< 1 year	1-3 years	3-5 years	5 years+
Operating leases	$2,831	$778	$1,171	$882	—
Sponsored research & license agreements	$999	$219	$312	$312	$156

Total contractual cash obligations	$3,830	$997	$1,483	$1,194	$156

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our portfolio of marketable securities exposes us to interest rate risk. We adhere to an investment policy that requires us to limit amounts invested in securities based on maturity, type of instrument, investment grade and issuer. We satisfy liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers. A hypothetical 100 basis point decrease in interest rates would result in an approximate $100,000 decrease in cash flow over the subsequent year. We do not use derivative financial instruments in our investment portfolio.

The following table summarizes principal amounts and related weighted-average interest rates by year of maturity on our interest-bearing investment portfolio at December 31, 2005 (in thousands, except interest rate):

	Face Value
Cash equivalents and marketable securities:	2006	2007	Total	Estimated Fair value
Variable rate securities	$7,698	—	$7,698	$7,698
Average interest rate	3.92%	—	3.92%
Fixed rate securities	$7,236	$999	$8,235	$8,227
Average interest rate	2.87%	4.05%	3.01%

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment using those criteria, management concluded that, as of December 31, 2005, our internal control over financial reporting was effective.

Our independent registered public accountants, Odenberg Ullakko Muranishi & Co., LLP, have issued an attestation report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of our internal control over financial reporting as of December 31, 2005. The attestation report on the internal control over financial reporting appears elsewhere in this Annual Report on Form 10-K.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors and Executive Officers of Registrant.

Set forth below are the name, age and position and a brief account of the business experience of each of our executive officers and directors as of March 1, 2006.

Name	Age	Office
Louis R. Bucalo, M.D.(1)	47	Chairman, President and Chief Executive Officer
Sunil Bhonsle	56	Executive Vice President, Chief Operating Officer and Director
Robert E. Farrell, J.D.	56	Executive Vice President and Chief Financial Officer
Victor J. Bauer, Ph.D.	70	Director
Eurelio M. Cavalier(1)(3)(4)	73	Director
Hubert E. Huckel, M.D.(1)(2)(3)	74	Director
Joachim Friedrich Kapp	63	Director
M. David MacFarlane, Ph.D.(2)(4)	65	Director
Ley S. Smith(1)(2)(4)	71	Director
Konrad M. Weis, Ph.D.(1)(3)	77	Director

(1)	Member of Executive Committee
(2)	Member of Audit Committee
(3)	Member of Compensation Committee
(4)	Member of Nominating Committee

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

Sunil Bhonsle has served as our Executive Vice President and Chief Operating Officer since September 1995, and has served as a director of Titan since February 2004. Mr. Bhonsle served in various positions, including Vice President and General Manager—Plasma Supply and Manager—Inventory and Technical Planning, at Bayer Corporation from July 1975 until April 1995. Mr. Bhonsle holds an M.B.A. from the University of California at Berkeley and a B.Tech. in chemical engineering from the Indian Institute of Technology.

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

Jochim Friedrich Kapp, M.D., Ph.D. has served on our Board of Directors since August 2005. Mr. Kapp has worked in various capacities for Schering AG since 1991, most recently as the President of the Global Business Unit on Specialized Therapeutics. Prior to joining Schering AG, Dr. Kapp worked in various capacities with Warner Lambert and its subsidiaries. Dr. Kapp holds an M.D. and a Ph.D. from the University of Essex.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2005.

Item 11. Executive Compensation.

The following summary compensation table sets forth, for each of the last three fiscal years, the aggregate compensation awarded to, earned by, or paid to the Chief Executive Officer and to the two other executive officers at December 31, 2005 whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 2005 (collectively, the “named executive officers”):

Summary Compensation Table

		Annual Compensation			Other Compensation
Name and Principal Position	Year	Salary		Bonus
Louis R. Bucalo, M.D. President and Chief Executive Officer	2005 2004 2003	$ $ $	366,325 357,042 348,038	— — —	— — —

Sunil Bhonsle Executive Vice President and Chief Operating Officer	2005 2004 2003	$ $ $	279,208 272,125 265,276	— — —	— — —

Richard C. Allen, Ph.D. Executive Vice President, Cell Therapy	2005 2004 2003	$ $ $	244,383 238,200 232,230	— — —	$33,688 — —	(1)

Robert E. Farrell, J.D. Executive Vice President and Chief Financial Officer	2005 2004 2003	$ $ $	233,108 227,217 221,447	— — —	— — —

(1)	Ordinary income recognized related to the exercise and sale of incentive stock options during the year ended December 31, 2005.

Option Grants in Last Fiscal Year

The following table contains information concerning the stock option grants made to the named executive officers during the fiscal year ended December 31, 2005. No stock appreciation rights were granted to these individuals during such year.

	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)(1) Individual Grant	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation For Option Terms
Name					5%	10%
Louis R. Bucalo	100,000	11.52%	$2.62	02/07/2015	$154,997	$401,998
Louis R. Bucalo	5,000	0.58%	$2.05	08/09/2015	$6,446	$16,336
Sunil Bhonsle	70,000	8.06%	$2.62	02/07/2015	$108,498	$281,399
Richard C. Allen	30,000	3.46%	$2.62	02/07/2015	$46,499	$120,599
Robert E. Farrell	45,000	5.18%	$2.62	02/07/2015	$69,749	$180,899

(1)	The exercise price may be paid in cash, in shares of common stock valued at the fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchase shares.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 2005 with respect to the named executive officers. No stock appreciation rights were exercised during such year or were outstanding at the end of that year.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FY-End		Value of Unexercised in-the-Money Options at FY-End(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Louis R. Bucalo	—	$—	1,650,272	116,147	$37,167	$—
Sunil Bhonsle	—	$—	747,905	70,000	$—	$—
Richard C. Allen	83,523	$94,911	516,161	30,000	$—	$—
Robert E. Farrell	—	$—	317,052	45,000	$—	$—

(1)	Based on the fair market value of our common stock at year-end, $1.43 per share, less the exercise price payable for such shares.

Director Compensation

Non-employee directors are entitled to receive a fee for each meeting attended and all directors are entitled to receive stock options pursuant to our stockholder-approved stock option plans, including an initial grant of 10,000 options upon becoming a director, a biennial grant of 15,000 options thereafter, and an annual grant of 5,000 options for each committee on which they serve. During 2005, each director was granted an annual option to purchase 5,000 shares of our common stock at an exercise price of $2.05, which was equal to the fair market value of our common stock at date of grant, with respect to each committee of the Board on which each director served. In addition to having their out-of-pocket expenses reimbursed, non-employee directors received $2,500 for each Board of Directors meeting attended in 2005. Directors are not precluded from serving us in any other capacity and receiving compensation therefore. Commencing in 2005, non-employee directors were entitled to receive an annual retainer fee of $5,000 in addition to the fee received for each meeting attended. The biennial grant of options to directors pursuant to our stockholder-approved stock option plans was increased from 15,000 options to 20,000 options.

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

Employment agreements with each of Mr. Bhonsle and Mr. Farrell provide for a base annual salary of $185,000 subject to automatic annual increases based on increases in the consumer price index, and bonuses of up to 20% at the discretion of the Board of Directors. In the event the employee’s employment is terminated other than for “good cause” (as defined in each employment agreement), we are obligated to make severance payments equal to the base annual salary for nine months. All of the agreements contain confidentiality provisions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 1, 2006, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)		Percent of Shares Beneficially Owned
Louis R. Bucalo, M.D.	2,194,439	(3)	6.2%
Victor J. Bauer, Ph.D.	264,081	(4)	*
Sunil Bhonsle	903,199	(5)	2.5%
Eurelio M. Cavalier	154,686	(6)	*
Robert E. Farrell, J.D.	409,632	(7)	1.2%
Hubert Huckel, M.D.	213,729	(8)	*
Dr. Joachim-Friedrich Kapp	—		*
M. David MacFarlane, Ph.D.	56,353	(9)	*
Ley S. Smith	132,186	(10)	*
Konrad M. Weis, Ph.D.	167,677	(11)	*
All executive officers and directors as a group (10) persons	4,495,982		12.6%

*	Less than one percent.
(1)	Unless otherwise indicated, the address of such individual is c/o Titan Pharmaceuticals, Inc., 400 Oyster Point Boulevard, Suite 505, South San Francisco, California 94080.
(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of a person, shares of our common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 1, 2006 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.
(3)	Includes 1,694,439 shares issuable upon exercise of outstanding options.
(4)	Includes 255,437 shares issuable upon exercise of outstanding options.
(5)	Includes 782,905 shares issuable upon exercise of outstanding options.
(6)	Includes 124,686 shares issuable upon exercise of outstanding options.
(7)	Includes 339,552 shares issuable upon exercise of outstanding options.
(8)	Includes (i) 147,686 shares issuable upon exercise of outstanding options, (ii) 200 shares held by Dr. Huckel’s son, and (iii) 3,643 shares held by his wife.
(9)	Includes 46,353 shares issuable upon exercise of outstanding options.
(10)	Includes 122,186 shares issuable upon exercise of outstanding options.
(11)	Includes 132,103 shares issuable upon exercise of outstanding options.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders	4,471,808	$7.52	1,934,646
Equity compensation plans not approved by security holders(1)(2)	2,026,379	$7.62	331,387

Total	6,498,187	$7.56	2,266,033

(1)	In August 2002, we amended our 2001 Employee Non-Qualified Stock Option Plan. Pursuant to this amendment, a total of 1,750,000 shares of common stock were reserved and authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan.
(2)	In November 1999 and in connection with the redemption of warrants, we granted 813,000 non-qualified stock options outside of our stock option plans to our executive officers, at an exercise price of $12.69, vesting equally over 36 months from the date of grant.

Item 13. Certain Relationships and Related Transactions.

Not applicable

Item 14. Principal Accountant Fees and Services.

Aggregate fees billed by Odenberg, Ullakko, Muranishi & Co LLP during the fiscal year ended December 31, 2005 and aggregate fees billed by Ernst & Young LLP and Odenberg, Ullakko, Muranishi & Co LLP during the fiscal year ended December 31, 2004 were as follows:

	2005	2004
Audit Fees	$191,126	$213,200
Audit-Related Fees	11,315	33,000
Tax Fees	29,628	30,000
All Other Fees	—	—

Total	$232,069	$276,200

Ernst & Young LLP served as our principal accountant until November 8, 2004, the effective date of their resignation. The amounts related to fiscal year 2004 include audit fees of $43,200 and audit related fees of $33,000 billed by Ernst & Young LLP for services provided as our principle accountants up to November 8, 2004. Odenberg, Ullakko, Muranishi & Co LLP were engaged as our principal accountant effective November 9, 2004, the filing date of our Form 10-Q for the quarter ended September 30, 2004.

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

All Other Fees—During the years ended December 31, 2005 and 2004, Odenberg, Ullakko, Muranishi & Co LLP and Ernst & Young LLP did not incur any fees for other professional services.

The Audit Committee reviewed and approved all audit and non-audit services provided by Odenberg, Ullakko, Muranishi & Co LLP and Ernst & Young LLP and concluded that these services were compatible with maintaining its independence. The Audit Committee approved the provision of all non-audit services by Odenberg, Ullakko, Muranishi & Co LLP and Ernst & Young LLP.

Pre-Approval Policies and Procedures

In accordance with the SEC’s auditor independence rules, the Audit Committee has established the following policies and procedures by which it approves in advance any audit or permissible non-audit services to be provided to Titan by its independent auditor.

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

(b)	Exhibits

3.1	—	Restated Certificate of Incorporation of the Registrant.(1)

3.2	—	Form of Amendment to Restated Certificate of Incorporation of the Registrant.(1)

3.3	—	By-laws of the Registrant.(1)

4.7	—	Certificate of Designation of Series C Preferred Stock.(6)

4.8	—	Registration Rights Agreement between the Registrant and Cornell Capital Partners, LP, dated September 28, 2005.(14)

10.1*	—	1993 Stock Option Plan.(1)

10.2*	—	1995 Stock Option Plan, as amended.(2)

10.3*	—	Employment Agreement between the Registrant and Louis Bucalo dated February 1, 1993, amended as of February 3, 1994.(1)

10.4*	—	Employment Agreement between Registrant and Richard Allen dated July 28, 1995.(1)

10.5*	—	Employment Agreement between Registrant and Sunil Bhonsle, dated August 6, 1995.(1)

10.6	—	Form of Indemnification Agreement.(1)

†10.9	—	MDR Exclusive License Agreement between Ingenex, Inc. (formerly Pharm-Gen Systems Ltd.) and the Board of Trustees of the University of Illinois dated May 6, 1992.(1)

†10.11	—	License Agreement between Theracell, Inc. and New York University dated November 20, 1992, as amended as of February 23, 1993 and as of February 25, 1995.(1)

†10.12	—	License Agreement between the Registrant and the Massachusetts Institute of Technology dated September 28, 1995.(1)

†10.14	—	Exclusive License Agreement between Ingenex, Inc. and the Board of Trustees of the University of Illinois, dated July 1, 1994.(1)

†10.15	—	Exclusive License Agreement between Ingenex, Inc. and the Board of Trustees of the University of Illinois, dated July 1, 1994.(1)

†10.16	—	License Agreement between Ingenex, Inc. and the Massachusetts Institute of Technology, dated September 11,1992.(1)

†10.17	—	License Agreement between Ingenex, Inc. and Baylor College of Medicine, dated October 21, 1992.(1)

10.18	—	Lease for Registrant’s facilities, amended as of October 1, 2004.(13)

†10.20	—	License Agreement between Trilex Pharmaceuticals, Inc. (formerly Ascalon Pharmaceuticals, Inc.) and the University of Kentucky Research Foundation dated May 30, 1996.(3)

†10.22	—	License Agreement between the Registrant and Aventis SA (formerly Hoechst Marion Roussel, Inc.) effective as of December 31, 1996.(4)

10.23*	—	Employment Agreement between Registrant and Robert E. Farrell dated August 9, 1996.(4)

†10.27		—	License Agreement between the Registrant and Bar-Ilan Research and Development Company Limited effective November 25, 1997.(5)

10.28		—	License Agreement between the Registrant and Ansan Pharmaceuticals, Inc. dated November 24, 1997.(5)

†10.30		—	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997.(5)

10.31	*	—	1998 Stock Option Plan, as amended.(7)

†10.32		—	License Agreement between the Registrant and Schering AG dated January 25, 2000.(8)

10.34		—	Agreement and Plan of Merger by and among the Registrant, GeoMed Merger Sub Corp., GeoMed, Inc. and Dr. Lawrence Bernstein, Dr. Neil Gesundheit, Leland Wilson and Dr. Virgil Place dated July 11, 2000.(9)

10.35	*	—	2001 Non-Qualified Employee Stock Option Plan.(10)

10.37	*	—	2002 Stock Option Plan.(11)

10.38		—	Merger Agreement between the Registrant and Developmental Therapeutics, Inc. dated October 15, 2003.(13)

10.39		—	Addendums to License Agreement between the Registrant and Schering AG dated January 25, 2000.(13)

10.40	*	—	Amendment to Employment Agreement between the Registrant and Louis Bucalo dated February 7, 2005.(13)

10.41		—	Standby Equity Distribution Agreement between the Registrant and Cornell Capital Partners, LP, dated September 28, 2005.(14)

14		—	Code of Business Conduct and Ethics.(12)

21		—	List of Subsidiaries.

23.1		—	Consent of Odenberg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm.

23.2		—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1		—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2		—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32		—	Certification of Chief Executive Office and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted with respect to portions of this exhibit.
*	Represents a management contract or compensatory plan.
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 33-99386).
(2)	Incorporated by reference from the Registrant’s Definitive Proxy Statement filed on September 3, 1996.
(3)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 333-13469) filed on October 4, 1996, amended on November 25, 1996.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.
(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-42367) filed on December 16, 1997.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
(7)	Incorporated by reference from the Registrant’s Definitive Proxy Statement filed on July 28, 2000.
(8)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.
(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(11)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(13)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 28, 2005.

TITAN PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Titan Pharmaceuticals, Inc.

We have audited management’s assessment, included in the Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A that Titan Pharmaceuticals, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Titan Pharmaceuticals, Inc. and its subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and our report dated February 27, 2006 expressed an unqualified opinion thereon.

/s/ Odenberg Ullakko Muranishi & Co. LLP

San Francisco, California

February 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Titan Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Titan Pharmaceuticals, Inc. and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Titan Pharmaceuticals, Inc. and its subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Titan Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006 expressed an unqualified opinion thereon.

/s/ Odenberg Ullakko Muranishi & Co. LLP

San Francisco, California

February 27, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Titan Pharmaceuticals, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Titan Pharmaceuticals, Inc for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Titan Pharmaceuticals, Inc. for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Palo Alto, California

February 20, 2004

TITAN PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(in thousands of dollars)
Assets
Current assets:
Cash and cash equivalents	$9,142	$5,463
Marketable securities	8,227	30,859
Prepaid expenses, receivables and other current assets	1,216	1,110

Total current assets	18,585	37,432
Property and equipment, net	788	1,044
Investment in other companies	150	150
Other assets	214	—

	$19,737	$38,626

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$518	$689
Accrued clinical trials expenses	787	1,445
Other accrued liabilities	1,831	1,538

Total current liabilities	3,136	3,672
Commitments and contingencies
Minority interest—Series B preferred stock of Ingenex, Inc.	1,241	1,241
Stockholders’ Equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized, issuable in series:
Convertible Series C, 222,400 shares designated, 222,400 shares issued and outstanding, with an aggregate liquidation value of $2,000 at December 31, 2005 and 2004	—	—
Common stock, at amounts paid in, $0.001 par value per share; 75,000,000 shares authorized, 35,584,269 and 32,307,638 shares issued and outstanding at December 31, 2005 and 2004, respectively	214,331	210,264
Additional paid-in capital	9,264	9,327
Deferred compensation	(19)	(82)
Accumulated deficit	(208,207)	(185,745)
Accumulated other comprehensive income (loss)	(9)	(51)

Total stockholders’ equity	15,360	33,713

	$19,737	$38,626

See accompanying notes.

TITAN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2005	2004	2003
	(in thousands, except per share amount)
Revenue:
Contract revenue	$—	$—	$28
License revenue	89	31	61

Total revenue	89	31	89

Operating expenses:
Research and development	17,770	20,415	22,258
Acquired research and development	—	759	3,896
General and administrative	5,370	5,237	5,109

Total operating expenses	23,140	26,411	31,263

Loss from operations	(23,051)	(26,380)	(31,174)
Other income (expense):
Interest income	570	673	1,278
Other income (expense)	19	(297)	7

Other income, net	589	376	1,285

Net loss	$(22,462)	$(26,004)	$(29,889)

Basic and diluted net loss per share	$(0.69)	$(0.83)	$(1.07)

Weighted average shares used in computing basic and diluted net loss per share	32,635	31,381	27,907

See accompanying notes.

TITAN PHARMACEUTICALS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2002	222	$—	27,642	$191,680	$9,161	$(621)	$(129,852)	$372	$70,740
Comprehensive loss:
Net loss							(29,889)		(29,889)
Unrealized loss on marketable securities								(372)	(372)

Comprehensive loss									(30,261)
Issuance of common stock to acquire technologies, net of issuance costs of $22			1,188	3,538					3,538
Issuance of common stock upon exercise of options			73	113					113
Compensation related to stock options					(114)	114			—
Amortization of deferred compensation						296			296

Balances at December 31, 2003	222	—	28,903	195,331	9,047	(211)	(159,741)	—	44,426
Comprehensive loss:
Net loss							(26,004)		(26,004)
Unrealized loss on marketable securities								(51)	(51)
Comprehensive loss									(26,055)
Issuance of common stock, net of issuance costs of $1,020			3,075	14,355					14,355
Issuance of common stock upon exercise of options			180	211					211
Issuance of common stock upon tender of Proneura, Inc. shares			150	367					367
Compensation related to stock options					280	(154)			126
Amortization of deferred compensation						283			283

Balances at December 31, 2004	222	—	32,308	210,264	9,327	(82)	(185,745)	(51)	33,713
Comprehensive loss:
Net loss							(22,462)		(22,462)
Unrealized loss on marketable securities								42	42

Comprehensive loss									(22,420)
Issuance of common stock, net of issuance costs of $263			3,131	3,887					3,887
Issuance of common stock upon exercise of options			145	180					180
Compensation related to stock options					(63)				(63)
Amortization of deferred compensation						63			63

Balances at December 31, 2005	222	$—	35,584	$214,331	$9,264	$(19)	$(208,207)	$(9)	$15,360

See accompanying notes.

TITAN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2005	2004	2003
	(in thousands of dollars)
Cash flows from operating activities:
Net loss	$(22,462)	$(26,004)	$(29,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	405	466	439
(Gain) loss on investment activities	(8)	261	(51)
Gain on disposition of property and equipment	—	4	—
Acquired research and development	—	759	3,873
Non-cash compensation related to stock options	—	409	296
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	(320)	254	(166)
Accounts payable	(171)	(816)	(675)
Accrued clinical trials and other liabilities	(365)	755	(265)

Net cash used in operating activities	(22,921)	(23,912)	(26,438)

Cash flows from investing activities:
Purchases of property and equipment, net	(149)	(725)	(248)
Investment in other companies	—	—	91
Purchases of marketable securities	(7,202)	(12,098)	(47,660)
Proceeds from maturities of marketable securities	29,884	20,800	64,819
Proceeds from sales of marketable securities	—	—	9,000

Net cash provided by investing activities	22,533	7,977	26,002

Cash flows from financing activities:
Issuance of common stock, net	4,067	14,566	113

Net cash provided by financing activities	4,067	14,566	113

Net increase (decrease) in cash and cash equivalents	3,679	(1,369)	(323)
Cash and cash equivalents at beginning of year	5,463	6,832	7,155

Cash and cash equivalents at end of year	9,142	5,463	6,832
Marketable securities at end of year	8,227	30,859	39,723

Cash, cash equivalents and marketable securities at end of year	$17,369	$36,322	$46,555

Schedule of non-cash transaction:
Issuance of common stock to acquire technologies, net	$—	$367	$3,538

See accompanying notes.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

The Company and its Subsidiaries

We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system (CNS) disorders, cardiovascular disease, bone disease and other disorders. Our product development programs focus primarily on large pharmaceutical markets with significant unmet medical needs and commercial potential. We are directly developing our product candidates and also utilizing strategic partnerships, including a collaboration with Schering AG, Germany (Schering). These collaborations help fund product development and enable us to retain significant economic interest in our products. Some of our preclinical product development work is conducted through our consolidated subsidiary Ingenex, Inc. At December 31, 2005, we owned 81% of Ingenex, assuming the conversion of all preferred stock to common stock. In the fourth quarter of 2004, we completed the merger of ProNeura, Inc., our 89% owned subsidiary, into Titan. In the fourth quarter of 2003, we acquired 3,5-diiodothyropropionic acid (DITPA), a novel product in clinical testing, for the treatment of congestive heart failure (CHF) through the acquisition of Developmental Therapeutics, Inc. (DTI), a private company established to develop DITPA. We operate in only one business segment, the development of pharmaceutical products.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

	Years Ended December 31,
	2005	2004	2003
Net loss, as reported	$(22,462)	$(26,004)	$(29,889)
Add: Stock-based employee compensation expense included in reported net loss	(27)	268	296
Deduct: Stock-based employee compensation expense determined under fair value method for all stock option grants	(873)	(1,390)	(2,319)

Pro forma net loss	$(23,362)	$(27,126)	$(31,912)

Basic and diluted net loss per share, as reported	$(0.69)	$(0.83)	$(1.07)

Pro forma basic and diluted net loss per share	$(0.72)	$(0.86)	$(1.14)

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

All investments with original maturities of three months or less are considered to be cash equivalents. Our marketable securities, consisting primarily of high-grade debt securities including money market funds, U.S. government and corporate notes and bonds, and commercial paper, are classified as available-for-sale at time of purchase and carried at fair value. If the fair value of a security is below its amortized cost for six consecutive months or if its decline is due to a significant adverse event, the impairment is considered to be other-than-temporary. Other-than-temporary declines in fair value of our marketable securities are charged against interest income. We recognized expenses of approximately $45,000 in 2005, $102,000 in 2004, and $40,000 in 2003 as a result of charges related to other-than-temporary declines in the fair values of certain of our marketable securities. Amortization of premiums and discounts, and realized gains and losses are included in interest income. Unrealized gains and losses are included as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The cost of securities sold is based on use of the specific identification method.

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

In July 2001, we made a $300,000 equity investment in Altagen Biosciences Inc. (formerly CSS Acquisition Corporation) for 300 shares of Series D Preferred stock, representing 2.5% of total equity in the company. In December 2001, we made a $300,000 equity investment in Molecular Medicine BioServices, Inc. for 714,286 shares of Series A Preferred stock, and at December 31, 2005, these shares represent 4.6% of total equity in the company. In June 2002, we recorded a $300,000 reduction in the carrying value of our investment in Altagen, and in July 2003, we returned the 300 shares of Series D Preferred stock to Altagen in settlement of outstanding liabilities and recorded a gain on investment of approximately $90,000. In September 2004, we recorded a $150,000 reduction in the carrying value of our investment in Molecular Medicine BioServices, Inc., and included the loss in other income (expense).

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

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) a contractual agreement exists; (2) transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. For each source of revenue, we comply with the above revenue recognition criteria in the following manner:

•	Collaborative arrangements typically consist of non-refundable and/or exclusive technology access fees, cost reimbursements for specific research and development spending, and various milestone and future product royalty payments. If the delivered technology does not have stand-alone value or if we do not have objective or reliable evidence of the fair value of the undelivered component, the amount of revenue allocable to the delivered technology is deferred. Non-refundable upfront fees with stand-alone value that are not dependent on future performance under these agreements are recognized as revenue when received, and are deferred if we have continuing performance obligations and have no evidence of fair value of those obligations. Cost reimbursements for research and development spending are recognized when the related costs are incurred and when reimbursements are received. Payments received related to substantive, performance-based “at-risk” milestones are recognized as revenue upon achievement of the clinical success or regulatory event specified in the underlying contracts, which represent the culmination of the earnings process. Amounts received in advance are recorded as deferred revenue until the technology is transferred, costs are incurred, or a milestone is reached.

•	Technology license agreements typically consist of non-refundable upfront license fees, annual minimum access fees or royalty payments. Non-refundable upfront license fees and annual minimum payments received with separable stand-alone values are recognized when the technology is transferred or accessed, provided that the technology transferred or accessed is not dependent on the outcome of our continuing research and development efforts.

•	Government grants, which support our research efforts in specific projects, generally provide for reimbursement of approved costs as defined in the notices of grants. Grant revenue is recognized when associated project costs are incurred.

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

Net Loss Per Share

We calculate basic net loss per share using the weighted average common shares outstanding for the period. Diluted net income per share would include the impact of other dilutive equity instruments, primarily our preferred stock, options and warrants. For the years ended December 31, 2005, 2004, and 2003, outstanding preferred stock, options and warrants totaled 6.7 million, 6.7 million, and 6.1 million shares, respectively. We reported net losses for all years presented and, therefore, preferred stock, options and warrants were excluded from the calculation of diluted net loss per share as they were anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income. The only component of other comprehensive income is unrealized gains and losses on our marketable securities. Comprehensive loss for the years ended December 31, 2005, 2004, and 2003 was $22.4 million, $26.1 million, and $30.3 million, respectively. Comprehensive income (loss) has been disclosed in the Consolidated Statements of Stockholders’ Equity for all periods presented.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued their final standard on accounting for share-based payments in FASB Standard No. 123R (revised 2004), Share-Based Payment (FAS 123R). This statement replaces FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The statement is effective for all interim and annual periods beginning after December 15, 2005 and requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants under Company stock plans. The adoption of FAS 123R could materially impact our results of operations.

2. Cash, Cash Equivalents and Marketable Securities

The following is a summary of our cash, cash equivalents and marketable securities at December 31, 2005 and 2004 (in thousands):

	2005				2004
Classified as:	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash	$1,444	$—	$—	$1,444	$458	$—	$—	$458
Cash equivalents:
Money market funds	7,698	—	—	7,698	5,005	—	—	5,005

Total cash and cash equivalents	9,142	—	—	9,142	5,463	—	—	5,463

Marketable securities:
Securities of the U.S. government and its agencies	8,235	9	(17)	8,227	29,910	3	(54)	29,859
Commercial paper	—	—	—	—	1,000	—	—	1,000

Total marketable securities	8,235	9	(17)	8,227	30,910	3	(54)	30,859

Total cash, cash equivalents and marketable securities	$17,377	$9	$(17)	$17,369	$36,373	$3	$(54)	$36,322

Securities available-for-sale:
Maturing within 1 year	$7,236			$7,237	$31,909			$31,869

Maturing between 1 to 2 years	$999			$990	$4,000			$3,995

There were no material gross realized gains or losses on sales of marketable securities for the years ended December 31, 2005 and 2004. For the year ended December 31, 2003, there were no gross realized gains and $17,000 of gross realized losses.

The aggregate amount of unrealized losses and the related fair value of investments with unrealized losses at December 31, 2005 were approximately $17,000 and $3.8 million, respectively. The unrealized losses were caused by fluctuation in market interest rates and are not considered other-than-temporary until a continuous decline has occurred.

We recorded charges totaling $8,000 related to other than temporary impairments of debt and equity securities for the year ended December 31, 2005.

3. Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2005	2004
Furniture and office equipment	$565	$540
Leasehold improvements	459	413
Laboratory equipment	964	935
Computer equipment	920	871

	2,908	2,759
Less accumulated depreciation and amortization	(2,120)	(1,715)

Property and equipment, net	$788	$1,044

Depreciation and amortization expense was $405,000, $466,000, and $436,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

4. Research and License Agreements

We have entered into various agreements with research institutions, universities, clinical research organizations and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Expenses under these agreements totaled $700,000, $3.5 million, and $2.6 million in the years ended December 31, 2005, 2004, and 2003, respectively.

At December 31, 2005, the annual aggregate commitments we have under these agreements, including minimum license payments, are as follows (in thousands):

2006	$219
2007	156
2008	156
2009	156
2010	156

$843

After 2010, we must make annual payments aggregating $156,000 per year to maintain certain licenses. Certain licenses provide for the payment of royalties by us on future product sales, if any. In addition, in order to maintain these licenses and other rights during product development, we must comply with various conditions including the payment of patent related costs and obtaining additional equity investments.

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

In June 2004, we announced that Vanda Pharmaceuticals, Inc. (Vanda) had acquired from Novartis the worldwide rights to develop and commercialize iloperidone, our proprietary antipsychotic agent in Phase III clinical development for the treatment of schizophrenia and related psychotic disorders. Under its agreement with Novartis, Vanda is pursuing advancement of the iloperidone Phase III development program. All of our rights and economic interests in iloperidone, including royalties on sales of iloperidone, remain essentially unchanged under the agreement.

7. Licensing and Collaborative Agreement with Schering AG

In January 2000, we entered into a licensing and collaborative agreement with Schering AG (Schering), under which we will collaborate with Schering on manufacturing and clinical development of our cell therapy product, Spheramine®, for the treatment of Parkinson’s disease. Under the agreement, we will perform clinical development activities for which we will receive funding. As of December 31, 2005, we have recognized $2.8 million under this agreement. In February 2002, we announced that we received a $2.0 million milestone payment from Schering. The milestone payment followed Schering’s decision in the first quarter 2002 to initiate larger, randomized clinical testing of Spheramine for the treatment of patients with advanced Parkinson’s disease following the successful completion of our Phase I/II clinical study of Spheramine. As a result, we recognized $2.0 million in contract revenue in the first quarter of 2002. Schering will fully fund, and manage in collaboration with us, all future pilot and pivotal clinical studies, and manufacturing and development activities. We are entitled to receive up to an aggregate of $8 million over the life of the Schering agreement upon the achievement of specific milestones.

8. DITPA Acquisition

On October 16, 2003, we announced the acquisition of a novel product in clinical testing for the treatment of congestive heart failure (CHF). The product in development, 3,5-diiodothyropropionic acid (DITPA), is an orally active analogue of thyroid hormone that has demonstrated in preclinical and clinical studies to date the ability to improve cardiac function, with no significant adverse effects. We acquired DITPA through the acquisition of Developmental Therapeutics, Inc. (DTI), a private company established to develop DITPA, and the exclusive licensee of recently issued U.S. patent and pending U.S. and international patent applications covering DITPA. We acquired DTI in a stock transaction for 1,187,500 shares of our common stock valued at approximately $3.6 million using the average market price of our common stock over the five-day trading period, including and prior to the date of the merger in accordance with generally accepted accounting principles. We also made a cash payment of $171,250 to the licensor of the technology. In the fourth quarter of 2003, the total acquisition cost of $3.9 million was reported as acquired research and development in the consolidated statement of operations. An additional payment of 712,500 shares of our common stock will be made only upon the achievement of positive pivotal study results or certain other substantial milestones within five years. In addition, a cash payment of

$102,750 or, alternatively, an additional payment of 37,500 shares of our common stock, will be made to the licensor of the technology upon achievement of such study results or such other substantial milestones within five years. No specific milestones have been achieved related to this acquisition as of December 31, 2005.

9. Commitments and Contingencies

Lease Commitments

We lease facilities under operating leases that expire at various dates through June 2010. We also lease certain office equipment under operating and capital leases that expire at various dates through July 2009. Rental expense was $721,000, $832,000, and $825,000 for years ended December 31, 2005, 2004, and 2003, respectively.

The following is a schedule of future minimum lease payments at December 31, 2005 (in thousands):

2006	$778
2007	582
2008	589
2009	586
2010	296
Thereafter	—

$2,831

Legal Proceedings

On November 4, 2003, a purported class action suit entitled Patrick Magee v. Titan Pharmaceuticals, Inc., et al was filed in the United States District Court for the Northern District of California on behalf of purchasers of our common stock during the period between December 1, 1999 and July 22, 2002. Subsequently, several similar actions were filed in the same court. The complaints alleged that Titan and certain of its executive officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by issuing false and misleading statements that failed to disclose certain key information regarding iloperidone. The complaints sought unspecified damages.

On November 6, 2003, a stockholder purporting to act on our behalf filed a derivative action in the California Superior Court for the County of San Mateo against our company’s executive officers and directors and certain former directors seeking unspecified damages, injunctive relief and restitution. We were also named as a nominal defendant. The derivative action was based on the same factual allegations as the purported class actions and alleges state law claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment.

On February 2, 2004, we announced that all of the class action and derivative lawsuits filed against us had been dismissed without prejudice. In every case, the plaintiffs agreed to voluntarily dismiss the lawsuits after discussion of the facts with our counsel, without any further legal action necessary by Titan. Titan, its affiliates, and insurers made no payment in connection with dismissal of the lawsuits, and have no obligation to make any payments whatsoever to any plaintiffs or their counsel in connection with the dismissals. Furthermore, we have no other obligations in connection with the dismissals.

In March 2005, Dr. Bernard Sabel initiated an appraisal proceeding in the Court of Chancery of the State of Delaware relating to the merger of our subsidiary ProNeura, Inc. into Titan. The complaint indicates that Mr. Sabel wants the court to appraise the value of the 108,800 shares of the common stock of Proneura owned by him. The complaint does not specify an amount that Mr. Sabel considers the fair value of the shares. Discovery is proceeding in connection with this appraisal proceeding.

10. Guarantees and Indemnifications

As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2005.

In the normal course of business, we have commitments to make certain milestone payments to various clinical research organizations in connection with our clinical trial activities. Payments are contingent upon the achievement of specific milestones or events as defined in the agreements, and we have made appropriate accruals in our consolidated financial statements for those milestones that were achieved as of December 31, 2005. We also provide indemnifications of varying scope to our clinical research organizations and investigators against claims made by third parties arising from the use of our products and processes in clinical trials. Historically, costs related to these indemnification provisions were immaterial. We also maintain various liability insurance policies that limit our exposure. We are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

11. Stockholders’ Equity

Preferred Stock

In connection with the merger of our Trilex Pharmaceuticals, Inc. subsidiary (Trilex) in 1997, we issued 222,400 shares of Series C convertible preferred stock (the Series C Preferred) to certain members of the Trilex management team and to certain consultants of Trilex. The Series C Preferred automatically converts to our common stock, on a one-to-one basis, only if certain development milestones are achieved within a certain timeframe. Upon achievement of the milestones, we would be required to value the technology using the then fair market value of our common stock issuable upon conversion. Certain milestones were not achieved by October 6, 2004. Therefore, we have the right to redeem all, but not less than all, of the outstanding shares of Series C Preferred Stock at a redemption price equal to the aggregate par value of the shares plus accrued and unpaid dividends, if any. Holders of Series C Preferred are not entitled to vote but are entitled to receive dividends, when, as and if declared by the Board of Directors ratably with any declaration or payment of any dividend on our common stock or other junior securities. The Series C Preferred has a liquidation preference equal to $0.01 per share. No value was assigned to the Series C Preferred in the accompanying financial statements. There were no accrued and unpaid dividends outstanding as of December 31, 2005.

Common Stock

On September 28, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, we can require Cornell to purchase up to $35.0 million of our common stock over a two year period following the effective date of a registration statement covering the shares of the common stock to be sold to Cornell Capital Partners. We can make draw-downs under the agreement in $2.0 million increments. At the closing of each draw-down (which will take place six days after our notification to Cornell Capital Partners) we will issue to Cornell Capital Partners a number of shares of our common stock equal to the amount of the draw-down divided by the lowest daily volume weighted average price of our common stock during the five trading days following the draw-down notice to Cornell Capital Partners. At each closing, we will pay 5% of the amount of the draw-down to Cornell Capital Partners and $500 to Yorkville Associates Management, the investment advisor to Cornell Capital Partners. We are not obligated to make any draw-downs under the agreement, and will not pay any additional fees to Cornell Capital Partners if we do not do so. We paid Cornell Capital Partners a one-time commitment fee equal to $140,000 in the form of 75,407 shares of common stock, Monitor Capital, Inc., a placement agent fee equal to $10,000 in the form of 5,386 shares of common stock and paid Yorkville Advisors Management a structuring fee of $10,000, all of which are underwriting discounts payable or paid to Cornell Capital Partners. As of December 31, 2005, we had completed a total of five draw-downs under the the Standby Equity Distribution Agreement selling a total of 3,050,435 shares of our common stock for gross proceeds of approximately $4.0 million. Net proceeds were approximately $3.8 million.

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

Shares Reserved for Future Issuance

As of December 31, 2005, shares of common stock reserved by us for future issuance consisted of the following (shares in thousands):

Stock options	6,499
Preferred stock	222
DTI merger contingent shares	750

7,471

12. Stock Option Plans

In October 2005, we repriced 223,134 non-executive employee options previously granted under the 1998 Stock Option Plan. The weighted average original exercise price of the repriced options was $23.89. The exercise price of the new options is $5.00.

In August 2005, we adopted an amendment to the 2002 Stock Option Plan (2002 Plan) to (i) permit the issuance of Shares of restricted stock and stock appreciation rights to participants under the 2002 Plan, and (ii) increase the number of Shares issuable pursuant to grants under the 2002 Plan from 2,000,000 to 3,000,000.

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

In July 2002, our Board of Directors elected to continue the option grant practice under our amended 1998 Option Plan, which provided for the automatic grant of non-qualified stock options (Directors’ Options) to our directors who are not 10% stockholders (Eligible Directors). Each Eligible Director will be granted an option to purchase 10,000 shares of common stock on the date that such person is first elected or appointed a director. Commencing on the day immediately following the later of (i) the 2000 annual stockholders meeting, or (ii) the first annual meeting of stockholders after their election to the Board, each Eligible Director will receive an automatic biennial (i.e. every two years) grant of an option to purchase 15,000 shares of common stock as long as such director is a member of the Board of Directors. In addition, each Eligible Director will receive an automatic annual grant of an option to purchase 5,000 shares of common stock for each committee of the Board on which they serve. The exercise price of the Director’s Options shall be equal to the fair market value of our common stock on the date of grant. Commencing in 2005, the biennial grant of options to non-employee directors pursuant to our stockholder-approved stock option plans was increased from 15,000 options to 20,000 options.

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

Activity under our stock option plans, as well as non-plan activity are summarized below (shares in thousands):

	Shares Available For Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2002	1,973	6,190	$10.05
Options granted	(699)	699	$1.83
Options exercised	—	(73)	$1.57
Options cancelled	864	(864)	$8.67

Balance at December 31, 2003	2,138	5,952	$9.39
Options granted	(1,407)	1,407	$2.90
Options exercised	—	(180)	$1.17
Options cancelled	734	(734)	$7.81

Balance at December 31, 2004	1,465	6,445	$8.39
Increase in shares reserved	1,000	—	—
Options granted	(953)	953	$3.03
Options exercised	—	(145)	$1.24
Options cancelled	754	(754)	$10.14

Balance at December 31, 2005	2,266	6,499	$7.56

Our option plans allow for stock options issued as the result of a merger or consolidation of another entity, including the acquisition of minority interest of our subsidiaries, to be added to the maximum number of shares provided for in the plan (Substitute Options). Consequently, Substitute Options are not returned to the shares reserved under the plan when cancelled. During 2005, 2004 and 2003, the number of Substitute Options cancelled was immaterial.

Options for 5.6 million and 5.0 million shares were exercisable at December 31, 2005 and 2004, respectively. The options outstanding at December 31, 2005 have been segregated into four ranges for additional disclosure as follows (option shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.08 - $2.62	1,856	7.87	$2.00	1,050	$1.73
$2.83 - $5.77	1,630	5.51	$3.90	1,503	$3.95
$6.25 - $11.63	1,800	4.19	$8.85	1,800	$8.86
$12.68 - $43.63	1,213	4.21	$19.03	1,213	$19.03

$0.08 - $43.63	6,499	5.58	$7.56	5,566	$8.41

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

Pro forma net loss and net loss per share information required by SFAS 123 as amended by SFAS 148 has been determined as if we had accounted for our employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2005, 2004, and 2003: weighted-average volatility factor of 0.70, 0.70, and 0.70, respectively; no expected dividend payments; weighted-average risk-free interest rates in effect of 4.1%, 3.0%, and 2.2%, respectively; and a weighted-average expected life of 3.12, 3.97, and 3.01 years, respectively. For purposes of disclosure, the estimated fair value of options is amortized to expense over the options’ vesting period.

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

Based upon the above methodology, the weighted-average fair value of options granted during the years ended December 31, 2005, 2004, and 2003 was $1.00, $1.65, and $0.89, respectively. A tabular presentation of pro forma net loss and net loss per share information for all reporting periods is presented in Note 1.

13. Minority Interest

The $1.2 million received by Ingenex upon the issuance of its Series B convertible preferred stock has been classified as minority interest in the consolidated balance sheets. As a result of the Series B preferred stockholders’ liquidation preference, the balance has not been reduced by any portion of the losses of Ingenex.

Amounts invested by outside investors in the common stock of the consolidated subsidiaries have been apportioned between minority interest and additional paid-in capital in the consolidated balance sheets. Losses applicable to the minority interest holdings of the subsidiaries’ common stock have been reduced to zero.

14. Income Taxes

As of December 31, 2005, we had net operating loss carryforwards for federal income tax purposes of approximately $206.6 million that expire at various dates through 2025, and federal research and development tax credits of approximately $6.1 million that expire at various dates through 2025. We also had net operating loss carryforwards for state income tax purposes of approximately $63.7 million that expire at various dates through 2015, and state research and development tax credits of approximately $4.5 million which do not expire.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$73,974	$66,070
Research credit carryforwards	9,112	9,344
Other, net	5,975	1,732

Total deferred tax assets	89,061	77,146
Valuation allowance	(89,061)	(77,146)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $11.9 million, $7.6 million, and $17.6 million during 2005, 2004, and 2003, respectively. The valuation allowance at December 31, 2005 includes $4.0 million related to deferred tax assets arising from tax benefits associated with stock option plans. This benefit, when realized, will be recorded as an increase to stockholders’ equity.

15. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amount)
2005
Total revenue	$14	13	1	$61
Net loss	$(6,296)	$(5,742)	$(6,378)	$(4,046)
Basic and diluted net loss per share	$(0.19)	$(0.18)	$(0.20)	$(0.12)

2004
Total revenue	$1	—	—	$30
Net loss	$(6,381)	$(5,555)	$(6,270)	$(7,798)
Basic and diluted net loss per share	$(0.22)	$(0.17)	$(0.20)	$(0.24)

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Date: March 14, 2006	By:	/s/ LOUIS R. BUCALO
Louis R. Bucalo, M.D., Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates stated.

Signature	Title	Date
/s/ LOUIS R. BUCALO Louis R. Bucalo, M.D.	Chairman, President and Chief Executive Officer (principal executive officer)	March 14, 2006

/s/ VICTOR J. BAUER Victor J. Bauer, Ph.D.	Director	March 14, 2006

/s/ SUNIL BHONSLE Sunil Bhonsle	Executive Vice President, Chief Operating Officer and Director	March 14, 2006

/s/ EURELIO M. CAVALIER Eurelio M. Cavalier	Director	March 14, 2006

/s/ HUBERT E. HUCKEL Hubert E. Huckel, M.D.	Director	March 14, 2006

/s/ JOACHIM FRIEDRICH KAPP Joachim Friedrich Kapp	Director	March 14, 2006

/s/ M. DAVID MACFARLNE M. David MacFarlane, Ph.D.	Director	March 14, 2006

/s/ LEY S. SMITH Ley S. Smith	Director	March 14, 2006

/s/ KONRAD M. WEIS Konrad M. Weis, Ph.D.	Director	March 14, 2006

/s/ ROBERT E. FARRELL Robert E. Farrell, J.D.	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 14, 2006