Form 10-Q
period 2006-03-31
TITAN PHARMACEUTICALS INC
filed 2006-05-08
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006.

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

There were 38,872,718 shares of the Registrant’s Common Stock issued and outstanding on May 4, 2006.

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1. Condensed Financial Statements (unaudited)

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2006	December 31, 2005
	(unaudited)	(Note A)
Assets
Current assets
Cash and cash equivalents	$15,283	$9,142
Marketable securities	7,258	8,227
Prepaid expenses, other receivables and current assets	1,581	1,216

Total current assets	24,122	18,585
Property and equipment, net	668	788
Investment in other companies	150	150
Deferred offering costs	214	214

Total assets	$25,154	$19,737

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$661	$518
Accrued clinical trials expenses	834	787
Other accrued liabilities	1,718	1,831

Total current liabilities	3,213	3,136

Minority interest - Series B preferred stock of Ingenex, Inc.	1,241	1,241
Stockholders’ equity
Common stock, at amounts paid-in	224,052	214,331
Additional paid-in capital	9,557	9,264
Deferred compensation	—	(19)
Accumulated deficit	(212,912)	(208,207)
Accumulated other comprehensive income	3	(9)

Total stockholders’ equity	20,700	15,360

Total liabilities and stockholders’ equity	$25,154	$19,737

Note A:	The balance sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statement presentation.

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amount)

	Three Months Ended March 31,
	2006	2005
License revenue	$1	$14

Total revenue	1	14

Operating expenses:
Research and development	3,687	5,199
General and administrative	1,133	1,262

Total operating expenses	4,820	6,461

Loss from operations	(4,819)	(6,447)

Other income (expense):
Interest income, net	145	150
Other income (expense)	(31)	1

Other income (expense), net	114	151

Net loss	$(4,705)	$(6,296)

Basic and diluted net loss per share	$(0.13)	$(0.19)

Weighted average shares used in computing basic and diluted net loss per share	35,940	32,339

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,705)	$(6,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106	130
Loss on disposal of assets	5	—
Non-cash compensation related to stock options	312	(4)
Write-down of securities available-for-sale	—	(9)
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	(365)	156
Accounts payable and other accrued liabilities	77	793

Net cash used in operating activities	(4,570)	(5,230)

Cash flows from investing activities:
Purchases of furniture and equipment	(12)	(106)
Disposals of furniture and equipment	21	—
Purchases of marketable securities	(1,019)	(2,991)
Proceeds from maturities of marketable securities	2,000	9,000

Net cash provided by investing activities	990	5,903

Cash flows from financing activities:
Issuance of common stock, net	9,721	24

Net cash provided by financing activities	9,721	24

Net increase in cash and cash equivalents	6,141	697
Cash and cash equivalents at beginning of period	9,142	5,463

Cash and cash equivalents at end of period	15,283	6,160
Marketable securities at end of period	7,258	24,856

Cash, cash equivalents and marketable securities at end of period	$22,541	$31,016

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Titan Pharmaceuticals, Inc. and its subsidiary after elimination of all significant intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. annual report on Form 10-K for the year ended December 31, 2005.

We expect to continue to incur substantial additional operating losses from costs related to continuation and expansion of product and technology development, clinical trials, and administrative activities. We believe that we currently have sufficient working capital and funds available under the Standby Equity Distribution Agreement to sustain our planned operations through the end of 2007.

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

Operating Subsidiary

We conduct some of our operations through our subsidiary, Ingenex, Inc. At March 31, 2006, we owned 81% of Ingenex (assuming the conversion of all preferred stock to common stock).

Recent Accounting Pronouncements

On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). Under the new rule, the Company adopted SFAS 123R beginning January 1, 2006.

2. Stock Option Plans

In December 2004, the Financial Accounting Standards Board (FASB) issued their final standard on accounting for share-based payments in FASB Standard No. 123R (revised 2004), Share-Based Payment (FAS 123R). This statement replaces FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The statement is effective for all interim and annual periods beginning after December 15, 2005 and requires companies to measure and recognize compensation expense for all share-based payments at fair value in the consolidated statement of income. Share-based payments include stock option grants under Company stock plans, more fully described in note 12 of the Company’s 2005 Annual Report on Form 10-K.

Effective January 1, 2006, we adopted FAS 123R using the modified-prospective-transition method. Under this transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Results for prior periods have not been restated.

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the share-based compensation expense for the three month period ended March 31, 2006: 1) weighted-average risk-free interest rate of 4.9%; 2) no expected dividend payments; 3) expected holding period of 5.75 years based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla options”; 4) weighted-average volatility factor of 0.61 based on historical stock prices; and 5) an estimated forfeiture rate of 2% of options granted to management and 31% of options granted to non-management based on historical data.

The FAS 123R share-based compensation expense recorded for awards under the stock option plans was approximately $312,000, net of estimated forfeitures, during the three month period ended March 31, 2006. The stock-based compensation expense of $174,000 and $138,000 was recorded in research and development expense and general and administrative expense, respectively. No tax benefit was recognized related to share-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets. Our basic and diluted loss per share for the period was increased by $0.01, due to adopting SFAS 123R.

During the three month period ended March 31, 2006 we granted 811,950 options to employees, directors and consultants to purchase common stocks. The following table summarizes option activity for the three month period ended March 31, 2006:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	6,498,187	7.56
Granted	811,950	1.43
Exercised	(209,025)	1.97
Expired or forfeited	(209,534)	2.35

Outstanding at March 31, 2006	6,891,578	7.16

Options exercisable at March 31, 2006	5,613,461

The following table summarizes our non-vested shares for the three month period ended March 31, 2006.

Shares
Outstanding at January 1, 2006	932,855
Granted	811,950
Vested	(257,154)
Expired or forfeited	(209,534)

Outstanding at March 31, 2006	1,278,117

As of March 31, 2006 there was approximately $792,000 of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 1.63 years.

Until December 31, 2005, we elected to follow Accounting Principles Board Opinion No. 25 (or APB 25), “Accounting for Stock Issued to Employees,” rather than the alternative method of accounting prescribed by SFAS 123, “Accounting for Stock-Based Compensation.” Under APB 25, no compensation expense is recognized when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on our net loss and net loss per share if Titan had applied the provisions of SFAS 123 to estimate and recognize compensation expense for our stock-based employee compensation during the three month period ended March 31, 2005.

($ thousands, except per share amounts)	Three months ended March 31, 2005
Net loss, as reported	$(6,270)
Add: Stock-based employee compensation expense included in reported net loss	67
Deduct: Estimated stock-based employee compensation expense determined in accordance with SFAS 123 for all stock option grants	(447)

Pro forma net loss	$(6,650)

Basic and diluted net loss per share, as reported	$(0.20)

Pro forma basic and diluted net loss per share	$(0.21)

The fair value of options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following assumptions for the three month period ended March 31, 2005: weighted-average volatility factor of 0.70; no expected dividend payments; weighted-average risk-free interest rate in effect of 4.0%; and a weighted-average expected life of 3.5 years. In the pro forma information for periods prior to 2006, the Company accounted for forfeitures as they occurred.

3. Net Loss Per Share

We calculated net loss per share using the weighted average common shares outstanding for the periods presented. For the periods ended March 31, 2006 and 2005, the effect of an additional 7,113,978 and 7,190,282 shares, respectively, representing our authorized and issued convertible preferred stock and options, were not included in the computation of diluted earnings per share because they are anti-dilutive.

4. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. The only component of other comprehensive income or loss is unrealized gains and losses on our marketable securities. Comprehensive losses for the three month period ended March 31, 2006 and 2005 were $4.7 million and $6.3 million, respectively.

5. Stockholders’ Equity

On September 28, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, we can require Cornell Capital Partners to purchase up to $35.0 million of our common stock over a two year period following the effective date of a registration statement covering the shares of the common stock to be sold to Cornell Capital Partners. We can make draw-downs under the agreement in $2.0 million increments. At the closing of each draw-down (which will take place six days after our notification to Cornell Capital Partners) we will issue to Cornell Capital Partners a number of shares of our common stock equal to the amount of the draw-down divided by the lowest daily volume weighted average price of our common stock during the five trading days following the draw-down notice to Cornell Capital Partners. In October 2005, we paid Cornell Capital Partners a one-time commitment fee equal to $140,000 in the form of 75,407 shares of common stock, Monitor Capital, Inc. a one-time placement agent fee of $10,000 in the form of 5,386 shares of common stock and Yorkville Advisors Management a structuring fee of $10,000. At each closing, we will pay 5% of the amount of the draw-down to Cornell Capital Partners and $500 to Yorkville Advisors Management, the investment advisor to Cornell Capital Partners. We are not obligated to make any draw-downs under the agreement, and will not pay any additional fees to Cornell Capital Partners if we do not do so. We may not request draw-downs if the shares to be issued in connection with such draw-downs would result in Cornell Capital Partners owning more than 9.9% of our outstanding common stock. We will not be able to issue more than 6,475,287 shares of our common stock in the aggregate to Cornell Capital Partners pursuant to the Standby Equity Distribution Agreement unless we obtain stockholder approval prior to the issuance of such greater number of shares. As of March 31, 2006, we had completed a total of five draw-downs under the Standby Equity Distribution Agreement selling a total of 3,050,435 shares of our common stock for gross proceeds of approximately $4.0 million. Net proceeds were approximately $3.8 million.

In February 2004, we filed a shelf registration statement with the Securities and Exchange Commission to sell up to $50 million of common or preferred stock. Under this registration statement, shares may be sold periodically to provide additional funds for our operations. In March 2004, we completed a sale of 3,075,000 shares of our common stock offered under the registration statement at a price of $5.00 per share, for gross proceeds of approximately $15.4 million. Net proceeds were approximately $14.4 million. In March 2006, we completed a sale of 3,076,924 shares of our common stock offered under the registration statement at a price of $3.25 per share, for gross proceeds of approximately $10 million. Net proceeds were approximately $9.4 million.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Our products are at various stages of development and may not be successfully developed or commercialized. We do not currently have any products being commercially sold. Our proposed products will require significant further capital expenditures, development, testing, and regulatory clearances prior to commercialization. We may experience unanticipated problems relating to product development and cannot predict whether we will successfully develop and commercialize any products. For a full discussion of risks and uncertainties of our product development, see “Risk Factors – Our products are at various stages of development and may not be successfully developed or commercialized” in our 2005 Annual report on Form 10-K.

Results of Operations

Our net loss for the three month period ended March 31, 2006 was approximately $4.7 million, or $0.13 per share, compared to approximately $6.3 million, or $0.19 per share, for the comparable period in 2005.

We had revenues from licensing agreements of approximately $1,000 during the three month period ended March 31, 2006 and $14,000 during the comparable three month period of 2005.

Research and development expenses for the three month period ended March 31, 2006 were approximately $3.7 million, compared to approximately $5.2 million for the comparable period in 2005, a decrease of $1.5 million, or 29%. The decrease in research and development was primarily associated with the conclusion of certain clinical study related activities in the first quarter of 2005 and cost reduction strategies initiated during 2005 resulting in lower internal expenditures during the first quarter of 2006. External research and development expenses include direct expenses such as clinical research organization charges, investigator and review board fees, patient expense reimbursements, pre-clinical activities and contract manufacturing expenses. In the first quarter 2006, our external research and development expenses relating to our core product development programs were approximately: $367,000 related to Probuphine, $598,000 related to DITPA, and $110,000 related to gallium maltolate. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three month period ended March 31, 2006 were approximately $1.1 million, compared to approximately $1.3 million for the comparable period in 2005, a decrease of $0.2 million, or 15%. The decrease in general and administrative expenses during the three month period ended March 31, 2006 was primarily related to a decrease in other general and administrative costs, including professional fees.

Net other income for the three month period ended March 31, 2006 was approximately $114,000, compared to net other income of approximately $151,000 in the comparable period in 2005. The decrease resulted primarily from a decrease in interest income resulting from lower balances in cash and marketable securities.

Liquidity and Capital Resources

We have funded our operations since inception primarily through sales of our securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government sponsored research grants. At March 31, 2006, we had approximately $22.5 million of cash, cash equivalents, and marketable securities compared to approximately $17.4 million at December 31, 2005.

Our operating activities used approximately $4.6 million during the three months ended March 31, 2006. This consisted primarily of the net loss for the period of approximately $4.7 million offset in part by non-cash charges of approximately $106,000 related to depreciation, approximately $312,000 related to the amortization of stock-based compensation expenses and approximately $0.4 million related to changes in prepaid expenses, receivables, other assets, accounts payable and other accrued liabilities. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses. We have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Certain of the licenses require us to pay royalties on future product sales, if any. In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent related costs, annual minimum license fees, meeting project-funding milestones and diligent efforts in product development. The aggregate commitments we have under these agreements, including minimum license payments, for the next twelve months is approximately $0.2 million.

Net cash provided by investing activities of approximately $1.0 million during the three months ended March 31, 2006 consisted of sales and maturities of marketable securities of approximately $2.0 million, partially offset by purchases of marketable securities of approximately $1.0 million.

Net cash provided by financing activities during the three months ended March 31, 2006 was approximately $9.7 million, which consisted primarily of net proceeds of approximately $9.4 million from the sale of common stock under our existing shelf registration statement, and net proceeds of approximately $0.3 million from the exercise of stock options.

In February 2004, we filed a shelf registration statement with the Securities and Exchange Commission to sell up to $50 million of common or preferred stock. Under this registration statement, shares may be sold periodically to provide additional funds for our operations. In March 2004, we completed a sale of 3,075,000 shares of our common stock offered under the registration statement at a price of $5.00 per share, for gross proceeds of approximately $15.4 million. Net proceeds were approximately $14.4 million. In March 2006, we completed a sale of 3,076,924 shares of our common stock offered under the registration statement at a price of $3.25 per share, for gross proceeds of approximately $10 million. Net proceeds were approximately $9.4 million.

On September 28, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, we can require Cornell Capital Partners to purchase up to $35,000,000 of our common stock over a two year period following the effective date of a registration statement covering the shares of the common stock to be sold to Cornell Capital Partners. We can make draw-downs under the agreement in $2,000,000 increments. At the closing of each draw-down (which will take place six days after our notification to Cornell Capital Partners) we will issue to Cornell Capital Partners a number of shares of our common stock equal to the amount of the draw-down divided by the lowest daily volume weighted average price of our common stock during the five trading days following the draw-down notice to Cornell Capital Partners. In October 2005, we paid Cornell Capital Partners a one-time commitment fee equal to $140,000 in the form of 75,407 shares of common stock, Monitor Capital, Inc. a one-time placement agent fee of $10,000 in the form of 5,386 shares of common stock and Yorkville Advisors Management a structuring fee of $10,000, all of which are deemed underwriting discounts paid to Cornell Capital Partners. At each closing, we will pay 5% of the amount of the draw-down to Cornell Capital Partners and $500 to Yorkville Advisors Management, the investment advisor to Cornell Capital Partners. We are not obligated to make any draw-downs under the agreement, and will not pay any additional fees to Cornell Capital Partners if we do not do so. We may not request draw-downs if the shares to be issued in connection with such draw-downs would result in Cornell Capital Partners owning more than 9.9% of our outstanding common stock. We will not be able to issue more than 6,475,287 shares of our common stock in the aggregate to Cornell Capital Partners pursuant to the Standby Equity Distribution Agreement unless we obtain stockholder approval prior to the issuance of such greater number of shares. As of March 31, 2006, we had completed a total of five draw-downs under the Standby Equity Distribution Agreement selling a total of 3,050,435 shares of our common stock for gross proceeds of approximately $4.0 million. Net proceeds were approximately $3.8 million.

We expect to continue to incur substantial additional operating losses from costs related to continuation and expansion of product and technology development, clinical trials, and administrative activities. We believe that we currently have sufficient working capital and funds available under the Standby Equity Distribution Agreement to sustain our planned operations through 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Form 10-K for the year ended December 31, 2005 have not changed materially.

Item 4. Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls or in other factors during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

PART II

Item 4. Submission of Matters to a Vote of Securities Holders

None

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

TITAN PHARMACEUTICALS, INC.

May 8, 2006	By:	/s/ Louis R. Bucalo
Louis R. Bucalo, M.D.
Chairman, President and Chief Executive Officer

May 8, 2006	By:	/s/ Robert E. Farrell
Robert E. Farrell, J.D.
Executive Vice President and Chief Financial Officer