Form 10-Q
period 2006-09-30
TITAN PHARMACEUTICALS INC
filed 2006-11-09
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.

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

There were 38,910,990 shares of the Registrant’s Common Stock issued and outstanding on November 3, 2006.

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1. Condensed Financial Statements (unaudited)

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2006	December 31, 2005
	(unaudited)	(Note A)
Assets
Current assets
Cash and cash equivalents	$9,099	$9,142
Marketable securities	8,219	8,227
Prepaid expenses, other receivables and current assets	541	1,216

Total current assets	17,859	18,585
Property and equipment, net	525	788
Investment in other companies	150	150
Deferred offering costs	214	214

Total assets	$18,748	$19,737

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$682	$518
Accrued clinical trials expenses	1,897	787
Other accrued liabilities	1,559	1,831

Total current liabilities	4,138	3,136

Minority interest - Series B preferred stock of Ingenex, Inc.	1,241	1,241
Stockholders’ equity
Common stock, at amounts paid-in	224,083	214,331
Additional paid-in capital	9,918	9,264
Deferred compensation	—	(19)
Accumulated deficit	(220,678)	(208,207)
Accumulated other comprehensive income	46	(9)

Total stockholders’ equity	13,369	15,360

Total liabilities and stockholders’ equity	$18,748	$19,737

Note A:	The balance sheet has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statement presentation.

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amount)

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
License revenue	$1	$1	$3	$28

Total revenue	1	1	3	28

Operating expenses:
Research and development	3,264	5,001	9,329	14,723
General and administrative	1,287	1,539	3,657	4,139

Total operating expenses	4,551	6,540	12,986	18,862

Loss from operations	(4,550)	(6,539)	(12,983)	(18,834)

Other income (expense):
Interest income, net	208	136	554	425
Other income (expense)	2	25	(42)	(6)

Other income (expense), net	210	161	512	419

Net loss	$(4,340)	$(6,378)	$(12,471)	$(18,415)

Basic and diluted net loss per share	$(0.11)	$(0.20)	$(0.33)	$(0.57)

Weighted average shares used in computing basic and diluted net loss per share	38,891	32,390	37,902	32,363

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(12,471)	$(18,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	293	372
Loss on disposal of assets	5	—
Non-cash compensation related to stock options	673	5
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	674	(248)
Accounts payable and other accrued liabilities	1,003	815

Net cash used in operating activities	(9,823)	(17,471)

Cash flows from investing activities:
Purchases of furniture and equipment	(55)	(196)
Disposals of furniture and equipment	21	—
Purchases of marketable securities	(13,228)	(10,950)
Proceeds from maturities of marketable securities	13,290	29,885

Net cash provided by investing activities	28	18,739

Cash flows from financing activities:
Issuance of common stock, net	9,752	98

Net cash provided by financing activities	9,752	98

Net increase (decrease) in cash and cash equivalents	(43)	1,366
Cash and cash equivalents at beginning of period	9,142	5,463

Cash and cash equivalents at end of period	9,099	6,829
Marketable securities at end of period	8,219	11,996

Cash, cash equivalents and marketable securities at end of period	$17,318	$18,825

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Titan Pharmaceuticals, Inc. and its subsidiaries after elimination of all significant intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

We expect to continue to incur substantial additional operating losses from costs related to continuation and expansion of product and technology development, clinical trials, and administrative activities. We believe that we currently have sufficient working capital and funds available under the Standby Equity Distribution Agreement (described in note 5) to sustain our planned operations for the next twelve months.

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

Operating Subsidiary

We conduct some of our operations through our subsidiary, Ingenex, Inc. At September 30, 2006, we owned 81% of Ingenex (assuming the conversion of all preferred stock to common stock).

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

Effective January 1, 2006, we adopted SFAS 123R using the modified-prospective-transition method. Under this transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the share-based compensation expense for the three and nine month periods ended September 30, 2006: 1) weighted-average risk-free interest rate of 4.5%; 2) no expected dividend payments; 3) expected holding period of 6.0 years based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla options”; 4) weighted-average volatility factor of 0.71 based on historical stock prices; and 5) an estimated forfeiture rate of 2% of options granted to management and 31% of options granted to non-management based on historical data.

The SFAS 123R share-based compensation expense recorded for awards under the stock option plans was approximately $178,000 and $673,000, net of estimated forfeitures, during the three and nine month periods ended September 30, 2006, respectively. Share-based compensation expense of $58,000 and $295,000 was recorded in research and development expense and $120,000 and $378,000 was recorded in general and administrative expense during the three and nine month periods ended September 30, 2006, respectively. No tax benefit was recognized related to share-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets. Our basic and diluted loss per share for the nine month period ended September 30, 2006 increased by $0.02, due to adopting SFAS 123R.

During the three month period ended September 30, 2006, we granted options to employees, directors and consultants to purchase 297,700 shares of common stock. The following table summarizes option activity for the nine month period ended September 30, 2006:

(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	6,498	$7.56
Granted	1,127	1.68
Exercised	(250)	1.93
Expired or forfeited	(602)	4.44

Outstanding at September 30, 2006	6,773	$7.06	5.50	$1,026

Options exercisable at September 30, 2006	5,405	$8.37	4.58	$453

As of September 30, 2006, there was approximately $931,000 of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 0.78 year.

Until December 31, 2005, we followed Accounting Principles Board Opinion No. 25 (or APB 25), “Accounting for Stock Issued to Employees,” rather than the alternative method of accounting prescribed by SFAS 123, “Accounting for Stock-Based Compensation.” Under APB 25, no compensation expense was recognized when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on our net loss and net loss per share if we had applied the provisions of SFAS 123 to estimate and recognize compensation expense for our share-based employee compensation during the three and nine month periods ended September 30, 2005.

($ thousands, except per share amounts)	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss, as reported	$(6,378)	$(18,415)
Add: Stock-based employee compensation expense included in reported net loss	2	26
Deduct: Estimated stock-based employee compensation expense determined in accordance with SFAS 123 for all stock option grants	(198)	(742)

Pro forma net loss	$(6,574)	$(19,131)

Basic and diluted net loss per share, as reported	$(0.20)	$(0.57)

Pro forma basic and diluted net loss per share	$(0.20)	$(0.59)

The fair value of options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following assumptions for the three month period ended September 30, 2005: weighted-average volatility factor of 0.70; no expected dividend payments; weighted-average risk-free interest rate in effect of 4.1%; and a weighted-average expected life of 3.1 years. In the pro forma information for periods prior to 2006, we accounted for forfeitures as they occurred.

3. Net Loss Per Share

We calculated net loss per share using the weighted average common shares outstanding for the periods presented. For the periods ended September 30, 2006 and 2005, the effect of an additional 6,995,790 and 7,038,221 shares, respectively, representing our authorized and issued convertible preferred stock and options, were not included in the computation of diluted earnings per share because they are anti-dilutive.

4. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. The only component of other comprehensive income or loss is unrealized gains and losses on our marketable securities. Comprehensive losses for the three and nine month periods ended September 30, 2006 were $4.3 million and $12.4 million, respectively, and for the three and nine month periods ended September 30, 2005 were $6.4 million and $18.3 million, respectively.

5. Stockholders’ Equity

On September 28, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, we can require Cornell Capital Partners to purchase up to $35.0 million of our common stock over a two year period following the effective date of a registration statement covering the shares of the common stock to be sold to Cornell Capital Partners. We can make draw-downs under the agreement in $2.0 million increments. At the closing of each draw-down (which will take place six days after our notification to Cornell Capital Partners) we will issue to Cornell Capital Partners a number of shares of our common stock equal to the amount of the draw-down divided by the lowest daily volume weighted average price of our common stock during the five trading days following the draw-down notice to Cornell Capital Partners. In October 2005, we paid Cornell Capital Partners a one-time commitment fee equal to $140,000 in the form of 75,407 shares of common stock, Monitor Capital, Inc. a one-time placement agent fee of $10,000 in the form of 5,386 shares of common stock and Yorkville Advisors Management a structuring fee of $10,000. At each closing, we will pay 5% of the amount of the draw-down to Cornell Capital Partners and $500 to Yorkville Advisors Management, the investment advisor to Cornell Capital Partners. We are not obligated to make any draw-downs under the agreement, and will not pay any additional fees to Cornell Capital Partners if we do not do so. We may not request draw-downs if the shares to be issued in connection with such draw-downs would result in Cornell Capital Partners owning more than 9.9% of our outstanding common stock. We will not be able to issue more than 6,475,287 shares of our common stock in the aggregate to Cornell Capital Partners pursuant to the Standby Equity Distribution Agreement unless we obtain stockholder approval prior to the issuance of such greater number of shares. As of September 30, 2006, we had completed a total of five draw-downs under the Standby Equity Distribution Agreement selling a total of 3,050,435 shares of our common stock for gross proceeds of approximately $4.0 million. Net proceeds were approximately $3.8 million.

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

6. Subsequent Events

In October 2006 we announced that in conjunction with the launch of our Phase III program with Probuphine, we have determined to focus our resources on the Phase III development of Probuphine, and have discontinued further enrollment in our Phase II study of DITPA in congestive heart failure (CHF). We will subsequently analyze data collected to date.

In addition to our discontinuation of our Phase II clinical study in CHF, the Department of Veteran’s Affairs will discontinue its Cooperative Studies Program Phase II study of DITPA in CHF patients.

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

Overview

We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system (CNS) disorders, cardiovascular disease, bone disease and other disorders. Our product development programs focus primarily on large pharmaceutical markets with significant unmet medical needs and commercial potential. We are focused primarily on clinical development of the following products:

•	Probuphine: for the treatment of opioid dependence

•	Iloperidone: for the treatment of schizophrenia and related psychotic disorders (partnered with Vanda Pharmaceuticals, Inc.)

•	Spheramine: for the treatment of advanced Parkinson’s disease (partnered with Schering AG)

•	DITPA: for the treatment of cardiovascular disease

•	Gallium maltolate: for the treatment of bone related diseases, chronic bacterial infections and cancer

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

Results of Operations

Our net loss for the three month period ended September 30, 2006 was approximately $4.3 million, or $0.11 per share, compared to approximately $6.4 million, or $0.20 per share, for the comparable period in 2005. For the nine month period ended September 30, 2006, our loss was approximately $12.5 million, or $0.33 per share, compared to approximately $18.4 million, or $0.57 per share, for the comparable period in 2005.

We had revenues from licensing agreements of approximately $1,000 and $3,000 during the three and nine month periods ended September 30, 2006, respectively, and $1,000 and $28,000 during the comparable three and nine month periods of 2005, respectively.

Research and development expenses for the three month period ended September 30, 2006 were approximately $3.3 million, compared to approximately $5.0 million for the comparable period in 2005, a decrease of $1.7 million, or 34%. Research and development expenses for the nine month period ended September 30, 2006 were approximately $9.3 million, compared to approximately $14.7 million for the comparable period in 2005, a decrease of $5.4 million, or 37%. The decrease in research and development was primarily associated with the conclusion of certain clinical study related activities in 2005 and cost reduction strategies initiated during 2005 resulting in lower internal expenditures during the first nine months of 2006. External research and development expenses include direct expenses such as clinical research organization charges, investigator and review board fees, patient expense reimbursements, pre-clinical activities and contract manufacturing expenses. In the third quarter 2006, our external research and development expenses relating to our core product development programs were approximately: $996,000 related to Probuphine, $591,000 related to DITPA, and $50,000 related to gallium maltolate. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. In October 2006 we announced that in conjunction with the launch of our Phase III program with Probuphine, we have determined to focus our resources on the Phase III development of Probuphine, and have discontinued further enrollment in our Phase II study of DITPA in congestive heart failure (CHF). We will subsequently analyze data collected to date. In addition, the Department of Veteran’s Affairs will discontinue its Cooperative Studies Program Phase II study of DITPA in CHF patients. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three month period ended September 30, 2006 were approximately $1.3 million, compared to approximately $1.5 million for the comparable period in 2005, a decrease of $0.2 million, or 13%. General and administrative expenses for the nine month period ended September 30, 2006 were approximately $3.7 million, compared to approximately $4.1 million for the comparable period in 2005, a decrease of $0.4 million, or 10%. The decrease in general and administrative expenses during the three and nine month periods ended September 30, 2006 was primarily related to a decrease in other general and administrative costs, including professional fees.

Net other income for the three month period ended September 30, 2006 was approximately $210,000, compared to net other income of approximately $161,000 in the comparable period in 2005. Net other income for the nine month period ended September 30, 2006 was approximately $512,000, compared to net other income of approximately $419,000 in the comparable period in 2005. The increase resulted primarily from an increase in interest income resulting from higher interest rates on balances in cash, cash equivalents, and marketable securities.

Liquidity and Capital Resources

We have funded our operations since inception primarily through sales of our securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government sponsored research grants. At September 30, 2006, we had approximately $17.3 million of cash, cash equivalents, and marketable securities compared to approximately $17.4 million at December 31, 2005.

Our operating activities used approximately $9.8 million during the nine months ended September 30, 2006. This consisted primarily of the net loss for the period of approximately $12.5 million offset in part by non-cash charges of approximately $0.3 million related to depreciation, approximately $0.7 million related to the amortization of share-based compensation expenses and approximately $1.7 million related to changes in prepaid expenses, receivables, other assets, accounts payable and other accrued liabilities. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses. We have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Certain of the licenses require us to pay royalties on future product sales, if any. In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent related costs, annual minimum license fees, meeting project-funding milestones and diligent efforts in product development. The aggregate commitments we have under these agreements, including minimum license payments, for the next twelve months is approximately $0.2 million.

Net cash provided by investing activities of approximately $28,000 during the nine months ended September 30, 2006 consisted primarily of purchases of marketable securities of approximately $13.2 million, partially offset by sales and maturities of marketable securities of approximately $13.3 million.

Net cash provided by financing activities during the nine months ended September 30, 2006 was approximately $9.8 million, which consisted primarily of net proceeds of approximately $9.4 million from the sale of common stock under our existing shelf registration statement, and net proceeds of approximately $0.4 million from the exercise of stock options.

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

On September 28, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, we can require Cornell Capital Partners to purchase up to $35,000,000 of our common stock over a two year period following the effective date of a registration statement covering the shares of the common stock to be sold to Cornell Capital Partners. We can make draw-downs under the agreement in $2,000,000 increments. At the closing of each draw-down (which will take place six days after our notification to Cornell Capital Partners) we will issue to Cornell Capital Partners a number of shares of our common stock equal to the amount of the draw-down divided by the lowest daily volume weighted average price of our common stock during the five trading days following the draw-down notice to Cornell Capital Partners. In October 2005, we paid Cornell Capital Partners a one-time commitment fee equal to $140,000 in the form of 75,407 shares of common stock, Monitor Capital, Inc. a one-time placement agent fee of $10,000 in the form of 5,386 shares of common stock and Yorkville Advisors Management a structuring fee of $10,000, all of which are deemed underwriting discounts paid to Cornell Capital Partners. At each closing, we will pay 5% of the amount of the draw-down to Cornell Capital Partners and $500 to Yorkville Advisors Management, the investment advisor to Cornell Capital Partners. We are not obligated to make any draw-downs under the agreement, and will not pay any additional fees to Cornell Capital Partners if we do not do so. We may not request draw-downs if the shares to be issued in connection with such draw-downs would result in Cornell Capital Partners owning more than 9.9% of our outstanding common stock. We will not be able to issue more than 6,475,287 shares of our common stock in the aggregate to Cornell Capital Partners pursuant to the Standby Equity Distribution Agreement unless we obtain stockholder approval prior to the issuance of such greater number of shares. As of September 30, 2006, we had completed a total of five draw-downs under the Standby Equity Distribution Agreement selling a total of 3,050,435 shares of our common stock for gross proceeds of approximately $4.0 million. Net proceeds were approximately $3.8 million.

We expect to continue to incur substantial additional operating losses from costs related to continuation and expansion of product and technology development, clinical trials, and administrative activities. We believe that we currently have sufficient working capital and funds available under the Standby Equity Distribution Agreement to sustain our planned operations for the next twelve months.

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

Item 4. Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

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

Item 4. Submission of Matters to a Vote of Securities Holders

On or about August 10, 2006, we distributed our Definitive Proxy Statement and Annual Report to Stockholders to each stockholder of record as of July 21, 2006, for our Annual Meeting of Stockholders held on August 29, 2006 at 9:00 a.m. local time (the “Annual Meeting”). At the Annual Meeting, the stockholders were asked to consider two proposals.

The first proposal involved the election of directors. The existing Board of Directors (the “Board”) nominated nine nominees recommended by the Nominating Committee of the Board, all of whom were then serving as our directors. The nominees of the Board were all re-elected and the voting results with respect thereto were:

Name	Votes For	Votes Withheld
Louis R. Bucalo, M.D.	35,152,070	357,767
Victor J. Bauer, Ph.D.	35,205,578	304,259
Sunil Bhonsle	35,156,379	353,458
Eurelio M. Cavalier	34,622,817	887,020
Hubert E. Huckel, M.D.	35,185,678	324,159
Joachim Friedrich Kapp, M.D., Ph.D.	34,818,982	690,855
M. David MacFarlane, Ph.D.	35,216,518	293,319
Ley S. Smith	35,184,233	325,604
Konrad M. Weis, Ph.D.	35,196,668	313,169

The second proposal was to ratify the appointment of Odenberg, Ullakko, Muranishi & Co. LLP as the independent auditors of the Company for the fiscal year ending December 31, 2006. The results were:

For:	35,262,733
Against:	156,767
Abstain:	90,337

Item 6. Exhibits

Exhibits
31.1	Rule 13a-14(a) Certification of Chairman, President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Executive Vice President and Chief Financial Officer.

32	Certifications pursuant to 18 U.S.C Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

November 9, 2006	By:	/s/ Louis R. Bucalo

Louis R. Bucalo, M.D.
Chairman, President and Chief Executive Officer

November 9, 2006	By:	/s/ Robert E. Farrell

Robert E. Farrell, J.D.
Executive Vice President and Chief Financial Officer