Form 10-K
period 2006-12-31
TITAN PHARMACEUTICALS INC
filed 2007-03-05
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 38,004,728 shares of voting and non-voting common equity held by non-affiliates of the registrant based on the closing price on June 30, 2006 was $81.3 million.

As of March 1, 2007, 39,029,440 shares of common stock, $.001 par value, of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

Statements in this Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under “Risk Factors” including, but not limited to, the results of research and development efforts, the results of pre-clinical and clinical testing, the effect of regulation by the United States Food and Drug Administration (FDA) and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, the Company’s ability to obtain additional financing, the effect of our accounting policies, and other risks detailed in our Securities and Exchange Commission filings.

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

(a) General Development of Business

We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system (CNS) disorders, cardiovascular disease, bone disease and other disorders. Our product development programs focus primarily on large pharmaceutical markets with significant unmet medical needs and commercial potential. We are focused primarily on clinical development of the following products:

•	Probuphine: for the treatment of opioid dependence

•	Iloperidone: for the treatment of schizophrenia and related psychotic disorders (partnered with Vanda Pharmaceuticals, Inc.)

•	Spheramine: for the treatment of advanced Parkinson’s disease (partnered with Bayer Schering Pharma AG)

•	DITPA: for the treatment of cardiovascular disease

•	Gallium maltolate: for the treatment of bone related diseases, chronic bacterial infections and cancer

We are directly developing our product candidates and also utilizing corporate partnerships, including a collaboration with (i) Bayer Schering Pharma AG, Germany (Bayer Schering) for the development of Spheramine to treat Parkinson’s disease, and (ii) Vanda Pharmaceuticals, Inc. (Vanda) for the development of iloperidone for the treatment of schizophrenia and related psychotic disorders. We also utilize grants from government agencies to fund development of our product candidates.

(b) Financial Information About Industry Segments

We operate in only one business segment, the development of pharmaceutical products.

(c) Narrative Description of Business

Product Development Programs

The following table provides summary status of our products in development:

Product	Potential Indication(s)	Phase of Development	Marketing Rights
Probuphine	Opioid dependence	Phase III	Titan
Iloperidone	Schizophrenia, psychosis	Phase III	Vanda Pharmaceuticals, Inc.
Spheramine	Parkinson’s disease	Phase IIb	Bayer Schering Pharma AG
DITPA	Hyperlipidemia	Phase II	Titan
Gallium maltolate	Bone related disease, chronic bacterial infections, cancer	Phase I	Titan

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

Probuphine

We are developing Probuphine for the treatment of opioid dependence. Probuphine is the first product to utilize our novel, proprietary ProNeura long-term drug delivery technology (See “ProNeura Continuous Drug Delivery Technology” below). Probuphine is designed to provide continuous, long-term therapeutic levels of the drug buprenorphine, an approved agent for the treatment of opioid dependence.

In October 2006, we initiated a randomized, double-blind, placebo-controlled, multi-center Phase III clinical study of Probuphine in the treatment of opioid dependence. This 150 patient study, which is being conducted in the U.S., will evaluate the safety and effectiveness of treatment with Probuphine versus placebo in reducing opioid dependence over 24 weeks of treatment. This study is part of a registration directed program intended to obtain marketing approval of Probuphine for the treatment of opioid addiction in Europe and the U.S. The Phase III program includes additional clinical studies to be conducted later in the U.S. and Europe. We continue to have discussions with the U.S. Food and Drug Administration (FDA) relating to finalizing the Probuphine development program.

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

Iloperidone

Iloperidone is our novel, proprietary product in development for the treatment of schizophrenia and related psychotic disorders. Iloperidone was evaluated in a Phase III program comprising over 3,500 patients at more than 200 sites in 24 countries, administered and funded by Novartis Pharma AG (Novartis). In three completed efficacy studies conducted by Novartis, iloperidone statistically significantly reduced the symptoms of schizophrenia compared to placebo. Iloperidone has also been investigated in three 12-month safety studies, which confirm safety and tolerability. A dose dependent increase in the QTc interval was observed and investigated further in a clinical study, and no clinically significant adverse events were observed.

In June 2004, Vanda Pharmaceuticals, Inc. (Vanda) acquired from Novartis the worldwide rights to develop and commercialize iloperidone. Vanda was founded by Dr. Argeris N. Karabelas, former CEO of Novartis Pharmaceuticals, and Dr. Mihael Polymeropoulos, former Vice President of Pharmacogenetics at Novartis Pharmaceuticals. All of our rights and economic interests in iloperidone, including royalties on sales of iloperidone, remain essentially unchanged under the agreement.

In December 2006, Vanda announced positive results from a Phase III clinical trial evaluating iloperidone in patients with schizophrenia. In this study, iloperidone demonstrated statistically significant improvement compared to placebo on the Positive and Negative Symptom Scale (PANSS), the trial’s primary endpoint. Iloperidone also achieved significant efficacy on the positive and negative symptom subscales of PANSS. The Phase III trial was a randomized, double-blind, placebo-controlled, multi-center, 4 week study that enrolled 604 patients with schizophrenia. The trial evaluated 12 mg of iloperidone dosed twice-daily (24 mg per day). The primary endpoint was efficacy vs. placebo in PANSS (total) and was determined using the Mixed Method Repeated Measures (MMRM) methodology. The safety profile of iloperidone was consistent with what has been observed in previous iloperidone Phase III trials.

Iloperidone’s efficacy and safety was also evaluated in this study in patients with specific genetic profiles using pharmacogenetics, in order to potentially give physicians and patients information to potentially help individualize their antipsychotic therapy. It had been previously identified that a certain polymorphism in a gene, occurring in approximately 70% of patients, may be associated with the pathogenesis of schizophrenia and appeared to correlate with iloperidone response. Iloperidone achieved statistical significance vs. placebo on the PANSS scale in these patients, with a magnitude of response greater than that seen in the overall iloperidone population.

Vanda plans to file a New Drug Application (NDA) with the FDA for iloperidone by the end of 2007.

Spheramine

Spheramine is a cell-based therapeutic being developed for the treatment of advanced Parkinson’s disease. It utilizes our proprietary cell-coated microcarrier (CCM) technology, which enables the development of cell-based therapies for minimally-invasive, site-specific delivery to the central nervous system of therapeutic factors precisely where they are needed.

Spheramine consists of microcarriers coated with human retinal pigment epithelial cells that are intended to enhance brain levels of dopamine, a neurotransmitter deficient in certain brain regions in Parkinson’s disease, leading to movement disorders. Preclinical studies have demonstrated the preliminary efficacy and safety of Spheramine, including blinded studies in a primate model of Parkinson’s disease. Positron emission tomography (PET) imaging studies in primates have confirmed the presence of increased dopamine signals in regions treated with Spheramine. A pilot clinical study of Spheramine performed by Titan in six patients with advanced Parkinson’s disease demonstrated substantial improvement (average 48%) in motor function at one-year post treatment with no significant adverse events. These results were first reported at the American Academy of Neurology (AAN) annual meeting in 2002. In June 2005, Bayer Schering sponsored a symposium on Spheramine at the International Congress on Parkinson’s Disease and Related Disorders in Berlin. In the keynote address, Ray Watts, M.D., Professor and Chairman, Department of Neurology, University of Alabama Birmingham, presented 48-month follow-up data for the six patients in our pilot clinical study of Spheramine. The data presented indicate that Spheramine is well tolerated and that patients continued to demonstrate 43% average improvement in motor function over baseline, four years after treatment.

Spheramine is currently being studied in an ongoing multicenter, randomized, double-blind, placebo controlled clinical trial in Parkinson’s disease. This Phase IIb clinical study will enroll 68 patients with advanced Parkinson’s disease (Hoehn and Yahr Stages III and IV) to further evaluate the efficacy, safety, and tolerability of Spheramine. To date 65 patients have been treated and the results from this study are expected to be available in 2008.

Bayer Schering, our corporate partner for worldwide development and commercialization of Spheramine, is funding the clinical development program for Spheramine. Under this agreement, Bayer Schering received exclusive, worldwide development, manufacturing and commercialization rights, and, in addition to the clinical and manufacturing development funding and milestone payments, Bayer Schering will pay us a royalty on future product sales. The Investigational New Drug application (IND) filed by Titan with the FDA was transferred to Bayer Schering in November 2005.

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

DITPA

Our novel, proprietary product in development for the treatment of cardiovascular disease is 3,5-diiodothyropropionic acid, or DITPA, an orally active analogue of thyroid hormone.

DITPA represents a potential new class of agents for cardiovascular disease, based upon the central role of thyroid hormone in regulating cardiovascular function.

We are currently evaluating DITPA as a potential treatment for hyperlipidemia in a Phase II, randomized, double-blind, placebo-controlled study at the Johns Hopkins Medical Institutions in Baltimore. The study includes individuals receiving standard lipid-lowering therapy, whose LDL cholesterol levels are above National Cholesterol Education Program (NCEP) guidelines. The study will evaluate DITPA as a cholesterol lowering agent in combination with standard therapy. Recent data have indicated that further lowering of target LDL cholesterol level guidelines may be important in reducing the incidence of heart disease and stroke. Accordingly, the NCEP has recently updated its guidelines to recommend that doctors target lower LDL cholesterol levels in their patients.

In October 2006, we determined to focus our resources on the Phase III development of Probuphine, and have discontinued further enrollment in our Phase II study of DITPA in congestive heart failure (CHF). We will subsequently analyze data collected to date.

In addition to the discontinuation of our Phase II clinical study in CHF, the Department of Veteran’s Affairs has indicated that it will discontinue its Cooperative Studies Program Phase II study of DITPA in CHF patients.

Gallium Maltolate

Gallium maltolate is our novel oral agent for the potential treatment of chronic bacterial infections, bone disease, and cancer. Gallium deprives bacteria of iron required for growth and renders resistant bacteria in biofilms susceptible to treatment. Gallium acts upon bone by enhancing the formation of osteoblasts and inhibiting osteoclasts, thereby increasing bone deposition and reducing bone turnover. Additionally, gallium also inhibits ribonucleotide reductase, a key enzyme essential for DNA replication in cancer cells.

In preclinical studies with an animal model for persistent infection due to bacterial biofilms, oral dosing of gallium maltolate was effective in eradicating infection in a dose dependent manner. Based on these results, we believe that gallium maltolate may have potential in the treatment of chronic bacterial biofilm-based infections, including lung infections associated with cystic fibrosis or urinary tract infections.

Prior independent studies using intravenously administered gallium nitrate have demonstrated preliminary evidence of clinical activity in several cancers, including multiple myeloma, lymphoma, bladder cancer and prostate cancer. An intravenous formulation of gallium nitrate, received FDA approval in 1991 for the treatment of hypercalcemia of malignancy.

In 2005, we completed a dose ranging Phase I clinical study of gallium maltolate in cancer patients. Significant blood levels of gallium were achieved, and a maximum tolerated dose level was not reached in this study. We are developing a new formulation of gallium maltolate with potentially improved bioavailability, and plan to use this formulation in any future clinical development of gallium maltolate.

ProNeura Continuous Drug Delivery Technology

Our ProNeura continuous drug delivery system consists of a small, solid rod made from a mixture of ethylene-vinyl acetate (EVA) and a drug substance. The resulting product is a solid matrix that is placed subcutaneously, normally in the upper arm in a simple office procedure, and is removed in a similar manner at the end of the treatment period. The drug substance is released slowly, at continuous levels, through the process of diffusion. This results in a constant rate of release similar to intravenous administration. We believe that such long-term, linear release characteristics are desirable by avoiding peak and trough level dosing that poses problems for many CNS and other therapeutic agents.

In addition to Probuphine, which is our first product in clinical testing to utilize our proprietary ProNeura long term drug delivery technology, we are planning to develop our ProNeura sustained drug delivery technology for other potential treatment applications in which conventional treatment is limited by variability in blood drug levels and poor patient compliance. ProNeura technology was developed to address the need for a simple, practical method to achieve continuous long-term drug delivery, and potentially can provide controlled drug release on an outpatient basis over extended periods up to 6 – 12 months.

Sponsored Research and License Agreements

We are a party to several agreements with research institutions, companies, universities and other entities for the performance of research and development activities and for the acquisition of licenses relating to such activities.

Iloperidone

In January 1997, we acquired an exclusive worldwide license under U.S. and foreign patents and patent applications relating to the use of iloperidone for the treatment of psychiatric and psychotic disorders and analgesia from Sanofi-Aventis SA (Sanofi-Aventis) (formerly Hoechst Marion Roussel, Inc.). The Sanofi-Aventis agreement provides for the payment of royalties on future net sales and requires us to satisfy certain other terms and conditions in order to retain our rights, all of which have been met to date.

In November 1997, we granted a worldwide sublicense, except Japan, to Novartis under which Novartis will continue, at its expense, all further development of iloperidone. In April 2001, that sublicense was extended to include Japan. Novartis will make our milestone and royalty payments to Sanofi-Aventis during the life of the Novartis agreement, and will also pay Titan a royalty on future net sales of the product.

In June 2004, Vanda acquired from Novartis the worldwide rights to develop and commercialize iloperidone. Under its agreement with Novartis, Vanda is proceeding with and now funding the iloperidone Phase III development program. All of our rights and economic interests in iloperidone, including royalties on sales of iloperidone, remain essentially unchanged under the agreement.

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

In January 2000, we entered into a sublicense agreement with Bayer Schering granting Bayer Schering exclusive worldwide commercialization rights to Spheramine. Under the agreement, we will collaborate with Bayer Schering on manufacturing and clinical development of cell therapy for the treatment of Parkinson’s disease. We will receive funding for development activities, as well as potential reimbursement of certain prior research and development expenses. Bayer Schering will fully fund, and manage in collaboration with us, all future pilot and pivotal clinical studies, and manufacturing and development activities. Under the agreement, Bayer Schering will pay us a royalty on net sales of Spheramine.

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

In September 2006, we executed an agreement giving us an exclusive worldwide license to certain patent applications held by The MCW Research Foundation, Inc. covering the methods of treating cancer using novel gallium containing compounds in the field of human therapeutic treatment of lymphoma. Under this agreement, we are required to pay a one time license fee and royalties based on net sales of products and processes incorporating the licensed technology.

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

Iloperidone

We hold a license from Sanofi-Aventis under one issued U.S. patent and certain foreign patents relating to iloperidone and its methods of use. Our license is exclusive for use in the treatment of psychiatric disorders, psychotic disorders and analgesia. The term of the U.S. patent that covers certain aspects of our iloperidone product expires in 2011. This does not include possible term extensions. Prosecution of various divisional and continuation applications and their foreign counterparts continues satisfactorily, although it is uncertain whether additional patents will be granted.

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

Patents have issued that cover certain aspects of our Spheramine product and its use, including four U.S. patents with patent terms expiring in 2010, 2014, 2015 and 2017, and one European patent, which has been unbundled as 15 national patents in various European countries, one Australian, two Japanese, one Hong Kong and one Canadian patent, all of which have patent terms expiring in 2011. Patents have issued relating to aspects of our gene transfer technology, including two U.S. patents with patent terms expiring in 2016, one European patent, one Canadian patent, two Australian patents, one South African patent, and one Taiwanese patent, all of which have patent terms expiring in 2017, and one Philippine patent with a patent term expiring in 2019. These dates do not include possible term extensions.

We are the owners of certain U.S. and foreign patents and patent applications relating to our CCM technology. Prosecution of patent applications relating to these technologies continues satisfactorily, as does prosecution of their foreign counterparts, although it is uncertain whether additional patents will be granted. Three foreign patents have issued that cover certain aspects of the use of our Spheramine product and other CCM technology, including one Australian and one New Zealand patent, both of which have patent terms expiring in 2018. We also are the owners of certain U.S. and foreign patents and patent applications relating to the application of our CCM technology to treat schizophrenia, including one U.S. patent, which has a patent term expiring in 2019, and one European patent, one New Zealand patent, one Australian patent, and one South African patent, which have patent terms expiring in 2020. These dates do not include possible term extensions.

DITPA

Through our wholly-owned subsidiary, Developmental Therapeutics, Inc., we hold an exclusive license from the University of Arizona to two issued U.S. patents with patent terms expiring in 2021, one pending U.S. patent application, one issued Mexican patent with a term expiring in 2022, and related pending foreign patent applications relating to the use of 3,5-diiodothyroproprionic acid (DITPA) and other compounds for the treatment of heart failure in humans and for treatment of elevated cholesterol in a patient. These dates do not include possible term extensions.

Gallium Complexes

We are the exclusive licensee under the license agreement with Dr. Lawrence Bernstein of certain U.S. and foreign patents and patent applications relating to gallium complexes. 10 U.S. patents and several foreign patents have issued that cover pharmaceutical compositions and methods of use for gallium complexes. Prosecution of other foreign patent applications relating to this technology continues satisfactorily, although it is uncertain whether additional patents will be granted. U.S. patents in these families have patent terms expiring in 2009, 2010, and 2016. Foreign patents in these families have terms expiring in 2011 and 2017. These dates do not include possible term extensions. We are also the exclusive licensee under a license agreement with Ohio State University of certain issued U.S. and foreign patents related to the use of gallium compounds to treat rheumatoid arthritis. The U.S. patent term expires in 2009. In addition, we are licensees of certain issued U.S. and foreign patents and patent applications licensed from the University of Iowa, relating to methods of use to inhibit the growth of P. aeruginosa, and to treat infections caused by intracellular pathogens and pathogens causing chronic pulmonary infections, and human immunodeficiency virus infections. The two issued U.S. patents have terms expiring in 2019. We have also filed additional patent applications covering the use of gallium complexes in treating infection by intracellular prokaryotes, DNA viruses, and retroviruses, treating inflammatory arthritis, treatment and prevention of adverse liver conditions, and treatment of biofilm-associated infections. One issued Australian patent and one issued European patent, unbundled as seven national patents, relating to treating infection by intracellular prokaryotes, DNA viruses, and retroviruses, have terms expiring in 2021. These dates do not include possible term extensions. We are also the exclusive licensee under a license agreement with The MCW Research Foundation, Inc. of a U.S. patent application relating to the treatment of cancer using novel gallium containing compounds.

ProNeura Long-term Drug Delivery System

We are the exclusive licensee under the MIT license to three U.S. patents relating to a long-term drug delivery system, with patent terms expiring in 2007 and 2009, and certain European patents with patent terms expiring in 2008 and 2010. These dates do not include possible term extensions. Four additional patent applications have been filed which incorporate the use of specific compounds with the ProNeura technology, including two applications related to Probuphine.

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

Probuphine

Reckitt & Benckiser, Inc. received FDA approval in 2002 for a sublingual buprenorphine product for the treatment of opioid dependence. This product, to be administered daily, might compete with our six-month implantable product for opioid dependence. The FDA previously approved Orphan Drug designation, expiring in 2009, for Reckitt Benckiser’s sublingual buprenorphine for the treatment of opioid dependence. Other forms of buprenorphine are also in development by other companies, including intramuscular injections and intranasally delivered buprenorphine, which also might compete with our product.

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

DITPA

Several other companies are currently marketing drugs such as beta blockers, ace inhibitors and inotropes, which may be used for the treatment of heart failure. These companies include Abbott, AstraZeneca, Sanofi-Aventis, Johnson & Johnson, Pfizer and Sanofi-Synthelabo. In addition, companies such as Bristol-Myers Squibb, Merck and OSI Pharmaceuticals are developing new drugs which may be used to treat heart failure. Although DITPA represents a potential new class of agents for the treatment of CHF, these products may compete with DITPA.

Statins, alone or in combination, form the mainstay of therapy of hyperlipidemia. Several large pharmaceutical companies such as Pfizer, Merck, AstraZeneca, Schering Plough and Bristol-Myers Squibb currently market statins. Next generations of statins are also under development by companies such as Novartis and Bristol-Myers Squibb. In addition, several smaller companies (e.g. Metabasis Therapeutics, Forbes Medi Tech and Avant Immunotherapeutics) are also attempting to develop novel therapeutics for this indication.

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

Employees

At December 31, 2006 we had 38 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. See “Risk Factors—We may not be able to retain our key management and scientific personnel.”

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

From our inception through December 31, 2006, we had an accumulated deficit of approximately $223.9 million. We will continue to incur losses for the foreseeable future as a result of the various costs associated with our research, development, financial, administrative, regulatory and management activities. We may never achieve or sustain profitability.

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

To date, we have experienced setbacks in some of our product development efforts. For example, the results of a study evaluating the EKG profile of patients taking iloperidone lead to a significant delay in the development of that product, a vaccine product formerly under development failed to meet the study’s primary endpoint, and a study of one of our products in a combination treatment was discontinued as a result of an interim safety analysis.

In addition, our Spheramine product is based upon new technology which may be risky and fail to show efficacy. We are not aware of any other cell therapy products for CNS disorders that have been approved by the FDA or any similar foreign government entity and cannot assure you that we will be able to obtain the required regulatory approvals for any products based upon such technology.

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

Our research, development, preclinical and clinical trial activities and the manufacture and marketing of any products that we may successfully develop are subject to an extensive regulatory approval process by the FDA and other regulatory agencies in the U.S. and other countries. The process of obtaining required regulatory approvals for drugs, including conducting preclinical and clinical testing to determine safety and efficacy, is lengthy, expensive and uncertain. Even after such time and expenditures, we may not obtain necessary regulatory approvals for clinical testing or for the manufacturing or marketing of any products. We have limited experience in obtaining FDA approval. Regulatory approval may entail limitations on the indicated usage of a drug, which may reduce the drug’s market potential. Even if regulatory clearance is obtained, post-market evaluation of the products, if required, could result in restrictions on a product’s marketing or withdrawal of the product from the market, as well as possible civil and criminal sanctions. Our regulatory submissions may be delayed or we may cancel plans to make submissions for proposed products for a number of reasons, including:

•	unanticipated preclinical testing or clinical trial reports;

•	failure to reach agreement with the FDA regarding study protocols or endpoints;

•	changes in regulations or the adoption of new regulations;

•	unanticipated enforcement of existing regulations;

•	unexpected technological developments; and

•	developments by our competitors.

For example, we have initiated a Phase III clinical study while we continue to have discussions with the FDA relating to finalizing the Probuphine development program. If our corporate partners and we are unable to obtain regulatory approval for our products, our business will be seriously harmed.

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

We depend on third-party laboratories and medical institutions to conduct preclinical studies and clinical trials for our products and other third-party organizations to perform data collection and analysis, all of which must maintain both good laboratory and good clinical practices. We will also depend upon third party manufacturers for the production of any products we may successfully develop to comply with current Good Manufacturing Practices of the FDA, which are similarly outside our direct control. If third party laboratories and medical institutions conducting studies of our products fail to maintain both good laboratory and clinical practices, the studies could be delayed or have to be repeated. Similarly, if the manufacturers of any products we develop in the future fail to comply with current Good Manufacturing Practices of the FDA, we may be forced to cease manufacturing such product until we have found another third party to manufacture the product.

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

As a company with limited resources, we rely significantly on the resources of third parties to conduct research and development and complete the regulatory approval process on our behalf. For example, our ability to ultimately derive revenues from iloperidone is almost entirely dependent upon Novartis and Vanda Pharmaceuticals conducting the Phase III trials and completing the regulatory approval process and implementing the marketing program necessary to commercialize iloperidone if the product is approved by the FDA. We are similarly dependent upon Bayer Schering, our collaborator for the development and commercialization of Spheramine. Beyond our contractual rights, we cannot control the amount or timing of resources that any existing or future corporate partner devotes to product development and commercialization efforts for our product candidates. In addition, we also receive substantial government funding for our cancer immunotherapeutic programs. We cannot assure you that we will continue to receive such governmental funding. If such funds are no longer available, some of our current and future development efforts may be delayed or terminated. We depend on our ability to maintain existing collaborative relationships, to develop new collaborative relationships with third parties and to acquire or in-license additional products and technologies for the development of new product candidates. We cannot assure you that we will be able to maintain or develop new collaborative relationships, or that any such third-party products or technology will be available on acceptable terms, if at all.

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

We will need additional financing.

At December 31, 2006, we had approximately $13.7 million of cash, cash equivalents, and marketable securities. Our financing agreement with Cornell Capital Partners can provide us with up to an additional $31.0 million, subject to shareholder approval for certain amounts under this agreement. We will need to seek additional financing to continue our product development activities, and will be required to obtain substantial funding to commercialize any products other than iloperidone or Spheramine that we may successfully develop. Other than the Standby Equity Distribution Agreement with Cornell Capital Partners, we do not have any funding commitments or arrangements. If we are unable to generate adequate revenues, enter into a corporate collaboration, complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer or discontinue one or more of our product development programs.

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

The provisions of the Standby Equity Distribution Agreement have the potential to cause downward pressure on the price of our common stock, if the shares being placed into the market exceed the market’s current ability to buy the stock. Such an event could place downward pressure on the price of our common stock. We may request numerous draw-downs pursuant to the terms of the Standby Equity Distribution Agreement.

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

We have a five-year operating lease, expiring in June 2010, for approximately 22,595 square feet of office space in South San Francisco, California. We also have a one-year lease, expiring in December 2007, for approximately 2,100 square feet of office and laboratory space in Somerville, New Jersey.

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

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

(a) Price Range of Securities

Our common stock trades on the American Stock Exchange under the symbol TTP. The table below sets forth the high and low sales prices of our common stock as reported by the American Stock Exchange for the periods indicated.

	High	Low
Fiscal Year Ended December 31, 2006:
First Quarter	$4.99	$1.35
Second Quarter	$3.39	$1.69
Third Quarter	$2.52	$1.65
Fourth Quarter	$4.10	$1.92
Fiscal Year Ended December 31, 2005:
First Quarter	$3.24	$2.20
Second Quarter	$2.47	$1.80
Third Quarter	$2.31	$1.73
Fourth Quarter	$1.89	$1.19

(b) Approximate Number of Equity Security Holders

The number of record holders of our common stock as of March 1, 2007 was approximately 136. Based on the last ADP search, we believe there are in excess of 10,000 beneficial holders of our common stock.

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue(1)	$32	$89	$31	$89	$2,892
Operating expenses:
Research and development	11,620	17,770	20,415	22,258	29,819
Acquired/in-process research and development(2)	—	—	759	3,896	—
General and administrative	4,859	5,370	5,237	5,109	5,076
Other income, net	710	589	376	1,285	3,821

Net loss	$(15,737)	$(22,462)	$(26,004)	$(29,889)	$(28,182)

Basic and diluted net loss per share	$(0.42)	$(0.69)	$(0.83)	$(1.07)	$(1.02)
Shares used in computing:
Basic and diluted net loss per share	37,902	32,635	31,381	27,907	27,642

(1)	Revenues for 2002 include a $2.0 million milestone payment from Bayer Schering Pharma AG.
(2)	Acquired research and development reflects the acquisition of the minority shares of ProNeura in 2004 and the acquisition of DTI in 2003.

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$13,715	$17,369	$36,322	$46,555	$73,450
Working capital	10,825	15,449	33,760	44,578	70,702
Total assets	15,040	19,737	38,626	49,008	75,926
Total stockholders’ equity	10,405	15,360	33,713	44,426	70,740

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system (CNS) disorders, cardiovascular disease, bone disease and other disorders. Our product development programs focus primarily on large pharmaceutical markets with significant unmet medical needs and commercial potential. We are focused primarily on clinical development of the following products:

•	Probuphine: for the treatment of opioid dependence

•	Iloperidone: for the treatment of schizophrenia and related psychotic disorders (partnered with Vanda Pharmaceuticals, Inc.)

•	Spheramine: for the treatment of advanced Parkinson’s disease (partnered with Bayer Schering Pharma AG)

•	DITPA: for the treatment of cardiovascular disease

•	Gallium maltolate: for the treatment of bone related diseases, chronic bacterial infections and cancer

We are directly developing our product candidates and also utilizing corporate partnerships, including a collaboration with (i) Bayer Schering Pharma AG, Germany (Bayer Schering) for the development of Spheramine to treat Parkinson’s disease, and (ii) Vanda Pharmaceuticals, Inc. (Vanda) for the development of iloperidone for the treatment of schizophrenia and related psychotic disorders. We also utilize grants from government agencies to fund development of our product candidates.

The following table provides summary status of our products in development:

Product	Potential Indication(s)	Phase of Development	Marketing Rights
Probuphine	Opioid dependence	Phase III	Titan
Iloperidone	Schizophrenia, psychosis	Phase III	Vanda Pharmaceuticals, Inc.
Spheramine	Parkinson’s disease	Phase IIb	Bayer Schering Pharma AG
DITPA	Hyperlipidemia	Phase II	Titan
Gallium maltolate	Bone related disease, chronic bacterial infections, cancer	Phase I	Titan

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

Critical Accounting Policies and the Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe the following accounting policy for the year ended December 31, 2006, to be applicable:

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

Results of Operations

Comparison of Years Ended December 31, 2006 and 2005

Revenues in 2006 were $32,000 compared to $89,000 for 2005, a decrease of $57,000. Our revenues during 2006 and 2005 were derived from fees received under various licensing agreements.

Research and development expenses for 2006 were $11.6 million compared to $17.8 million for 2005, a decrease of $6.2 million. The decrease in research and development was primarily associated with the conclusion of certain clinical study related activities and cost reduction strategies initiated in the third quarter of 2005 resulting in lower internal expenditures in

2006. Of our 2006 research and development expenses, approximately 46%, or $5.3 million, were attributable to external R&D expenses. External R&D expenses include direct expenses such as clinical research organization charges, investigator and review board fees, patient expense reimbursements, pre-clinical activities and contract manufacturing expenses. In 2006, approximately $2.2 million of external R&D expenses were related to Probuphine, $2.6 million to DITPA, $0.4 million to gallium maltolate, and the remainder to other projects. Remaining R&D expenses were attributable to internal operating costs, which include clinical research and development personnel salaries and employment related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. In October 2006, we determined to focus our resources on the Phase III development of Probuphine, and have discontinued further enrollment in our Phase II study of DITPA in congestive heart failure (CHF). We will subsequently analyze data collected to date. In addition, the Department of Veteran’s Affairs indicated that it will discontinue its Cooperative Studies Program Phase II study of DITPA in CHF patients.

As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for 2006 were $4.9 million compared to $5.4 million for 2005, a decrease of $0.5 million.

Other income, net, for 2006 was $710,000 compared to $589,000 for 2005, an increase of $121,000.

As a result of the foregoing, we had a net loss of $15.8 million in 2006 compared to a net loss of $22.5 million in 2005.

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

Other income, net, for 2005 was $589,000 compared to $376,000 for 2004, an increase of $213,000.

As a result of the foregoing, we had a net loss of $22.5 million in 2005 compared to a net loss of $26.0 million in 2004.

Liquidity and Capital Resources

	2006	2005	2004
	(in thousands)
As of December 31:
Cash, cash equivalents and marketable securities	$13,715	$17,369	$36,322
Working capital	$10,825	$15,449	$33,760
Current ratio	4.2:1	5.9:1	10:1

Years Ended December 31:
Cash used in operating activities	$(13,500)	$(22,921)	$(23,912)
Cash provided by investing activities	$4,081	$22,533	$7,977
Cash provided by financing activities	$9,890	$4,067	$14,566

At December 31, 2006, we had $13.7 million of cash, cash equivalents, and marketable securities compared to $17.4 million at December 31, 2005.

Our operating activities used $13.5 million during 2006. This consisted primarily of the net loss for the period of $15.8 million reduced by $1.0 million related to changes in prepaid expenses, receivables, other assets, accounts payable and other accrued liabilities. This was offset in part by non-cash charges of $0.4 million related to depreciation and amortization expenses and $0.9 million related to stock based compensation expenses. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses. We have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Certain of the licenses require us to pay royalties on future product sales, if any. In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent related costs, annual minimum license fees, meeting project-funding milestones and diligent efforts in product development. The aggregate commitments we have under these agreements, including minimum license payments, for the next 12 months is approximately $0.2 million.

Net cash provided by investing activities of $4.1 million during 2006 consisted primarily of maturities of marketable securities of $19.7 million, partially offset by purchases of marketable securities of $15.6 million and capital expenditures of approximately $0.1 million.

Net cash provided by financing activities during 2006 was $9.9 million, which consisted primarily of $9.3 million of net proceeds from the sale of common stock under an existing shelf registration statement and net proceeds from the exercise of stock options.

On September 28, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, we can require Cornell to purchase up to $35.0 million of our common stock over a two year period following the effective date of a registration statement covering the shares of the common stock to be sold to Cornell Capital Partners. We can make draw-downs under the agreement in $2.0 million increments. At the closing of each draw-down (which will take place six days after our notification to Cornell Capital Partners) we will issue to Cornell Capital Partners a number of shares of our common stock equal to the amount of the draw-down divided by the lowest daily volume weighted average price of our common stock during the five trading days following the draw-down notice to Cornell Capital Partners. At each closing, we will pay 5% of the amount of the draw-down to Cornell Capital Partners and $500 to Yorkville Associates Management, the investment advisor to Cornell Capital Partners. We are not obligated to make any draw-downs under the agreement, and will not pay any additional fees to Cornell Capital Partners if we do not do so. As of December 31, 2006, we completed a total of five draw-downs under the Standby Equity Distribution Agreement pursuant to which we issued an aggregate of 3,131,228 shares and received net proceeds of approximately $3.8 million. We can issue 3,344,059 additional shares under the agreement without receipt of the required shareholder approval. We did not make any draw-downs under this facility in 2006.

In February 2004, we filed a shelf registration statement with the Securities and Exchange Commission to sell up to $50 million of common or preferred stock. Under this registration statement, shares may be sold periodically to provide additional funds for our operations. In March 2004, we completed a sale of 3,075,000 shares of our common stock offered under the registration statement at a price of $5.00 per share, for gross proceeds of approximately $15.4 million. Net proceeds were approximately $14.4 million. In March 2006, we completed a sale of 3,076,924 shares of our common stock offered under the registration statement at a price of $3.25 per share, for gross proceeds of approximately $10 million. Net proceeds were approximately $9.3 million. This shelf registration statement expired in February 2007.

In February 2007, we filed a shelf registration statement with the Securities and Exchange Commission to sell up to $50 million of common or preferred stock. Under this registration statement, shares may be sold periodically to provide additional funds for our operations.

We expect to continue to incur substantial additional operating losses from costs related to continuation of product and technology development, clinical trials, and administrative activities. We believe that with our current cash balances and the Standby Equity Distribution agreement we will have access to sufficient working capital to sustain our planned operations through the end of 2007.

Although the Standby Equity Distribution agreement provides us with up to an additional $31.0 million of financing, subject to the receipt of required shareholder approval, we will need to seek additional financing sources to fund our product development activities, and will be required to obtain substantial funding to commercialize any products other than iloperidone or Spheramine that we may successfully develop. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer or discontinue one or more of our product development programs.

The following table sets forth the aggregate contractual cash obligations as of December 31, 2006 (in thousands):

	Payments Due by Period
Contractual obligations	Total	< 1 year	1-3 years	3-5 years	5 years+
Operating leases	$2,103	$636	$1,171	$296	—
Sponsored research & license agreements	$779	$133	$238	$272	$136

Total contractual cash obligations	$2,882	$769	$1,409	$568	$136

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

The following table summarizes principal amounts and related weighted-average interest rates by year of maturity on our interest-bearing investment portfolio at December 31, 2006 (in thousands, except interest rate):

	Face Value
Cash equivalents and marketable securities:	2007	2008	Total	Estimated Fair value
Variable rate securities	$7,560	—	$7,560	$7,560
Average interest rate	5.06%	—	5.06%
Fixed rate securities	$3,400	$702	$4,102	$4,102
Average interest rate	4.09%	3.79%	4.04%

Item 8.	Consolidated Financial Statements and Supplementary Data.

The response to this item is included in a separate section of this Report. See “Index to Consolidated Financial Statements” on Page F-1.

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment using those criteria, management concluded that, as of December 31, 2006, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Odenberg, Ullakko, Muranishi & Co. LLP, have issued an attestation report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of our internal control over financial reporting as of December 31, 2006. The attestation report on the internal control over financial reporting appears elsewhere in this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting during the year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below are the name, age and position and a brief account of the business experience of each of our executive officers and directors as of March 1, 2006.

Name	Age	Office
Louis R. Bucalo, M.D.(1)	48	Chairman, President and Chief Executive Officer
Sunil Bhonsle	57	Executive Vice President, Chief Operating Officer and Director
Robert E. Farrell, J.D.	57	Executive Vice President and Chief Financial Officer
Victor J. Bauer, Ph.D.	71	Director
Eurelio M. Cavalier(1)(3)(4)	74	Director
Hubert E. Huckel, M.D.(1)(2)(3)	75	Director
Joachim Friedrich Kapp, M.D., Ph.D.	64	Director
M. David MacFarlane, Ph.D.(2)(4)	66	Director
Ley S. Smith(1)(2)(4)	72	Director
Konrad M. Weis, Ph.D.(1)(3)	78	Director

(1)	Member of Executive Committee
(2)	Member of Audit Committee
(3)	Member of Compensation Committee
(4)	Member of Nominating Committee

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

Robert E. Farrell, J.D. has served as our Executive Vice President and Chief Financial Officer since September 1996. Mr. Farrell was employed by Fresenius USA, Inc. from 1991 until August 1996 where he served in various capacities, including Vice President Administration, Chief Financial Officer and General Counsel. His last position was Corporate Group Vice President. Mr. Farrell holds a B.A. from the University of Notre Dame and a J.D. from Hastings College of Law, University of California.

Victor J. Bauer, Ph.D. has served on our Board of Directors since November 1997. Dr. Bauer serves as the Executive Vice President of Concordia Pharmaceuticals, Inc., a biopharmaceutical company he co-founded in January 2004. From February 1997 through March 2003, Dr. Bauer was employed by Titan, most recently as our Executive Director of Corporate Development. From April 1996 until its merger into Titan, Dr. Bauer also served as a director and Chairman of Theracell. From December 1992 until February 1997, Dr. Bauer was a self-employed consultant to companies in the pharmaceutical and biotechnology industries. Prior to that time, Dr. Bauer was with Hoechst-Roussel Pharmaceuticals Inc., where he served as President from 1988 through 1992.

Eurelio M. Cavalier has served on our Board of Directors since September 1998. He was employed in various capacities by Eli Lilly & Co. from 1958 until his retirement in 1994, serving as Vice President Sales from 1976 to 1982 and Group Vice President U.S. Pharmaceutical Business Unit from 1982 to 1993. Mr. Cavalier currently serves on the Board of Directors of ProSolv, Inc.

Hubert E. Huckel, M.D. has served on our Board of Directors since October 1995. He served in various positions with The Hoechst Group from 1964 until his retirement in December 1992. At the time of his retirement, Dr. Huckel was Chairman of the Board of Hoechst-Roussel Pharmaceuticals, Inc., Chairman and President of Hoechst-Roussel Agri-Vet Company and a member of the Executive

Committee of Hoechst Celanese Corporation. He currently serves on the Board of Directors of ThermoGenesis Corp., Valera Pharmaceuticals, Inc., Catalyst Pharmaceuticals, Inc. and Concordia Pharmaceuticals, Inc. He is a member of the compensation committee of ThermoGenesis Corp.

Joachim Friedrich Kapp, M.D., Ph.D. has served on our Board of Directors since August 2005. Dr. Kapp has worked in various capacities for Schering AG since 1975, from 1991 on as President of the Global Business Unit, Specialized Therapeutics. Dr. Kapp worked in various capacities with Warner Lambert and its subsidiaries between 1984 and 1990. Dr. Kapp holds an M.D. and a Ph.D. from The University of Essen, Germany.

M. David MacFarlane, Ph.D. has served on the Board of Directors since May 2002. From 1989 until his retirement in August 1999, Dr. MacFarlane served as Vice President and Responsible Head of Regulatory Affairs of Genentech, Inc. Prior to joining Genentech, Inc., he served in various positions with Glaxo Inc., last as Vice President of Regulatory Affairs.

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

Konrad M. Weis, Ph.D. has served on our Board of Directors since March 1993. He is the former President, Chief Executive Officer and Honorary Chairman of Bayer Corporation. Since 1995, Dr. Weis has been serving as a director and member of the Investment Committee of The Heinz Endowment in Pittsburgh. Since 2004, he has been serving as Emeritus Life Trustee of Carnegie-Mellon University and its Executive Committee, and of the Carnegie Museums of Pittsburgh.

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

Formation of Audit Committee and Financial Expert

The Audit Committee (which is formed in compliance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934) consists of Ley S. Smith, M. David MacFarlane and Hubert E. Huckel, each of whom meets the independence requirements and standards currently established by the American Stock Exchange and the SEC. In addition, the Board of Directors has determined that Mr. Ley Smith is an “audit committee financial expert” and “independent” as defined under the relevant rules of the SEC and the American Stock Exchange.

Changes in Director Nomination Process for Stockholders

None.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2006.

Item 11.	Executive Compensation.

Overview

This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers who served as named executive officers during the last completed fiscal year. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year, but we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation disclosure.

Our Compensation Committee currently oversees the design and administration of our executive compensation program.

The principal elements of our executive compensation program are base salary, annual cash incentives, long-term equity incentives in the form of stock options, other benefits and perquisites, post-termination severance and acceleration of stock option vesting for certain named executive officers upon termination and/or a change in control. Our other benefits and perquisites consist of life, health and disability insurance benefits, and a qualified 401(k) savings plan. Our philosophy is to position the aggregate of these elements at a level that is competitive within the industry and commensurate with our size and performance.

Compensation Program Objectives and Philosophy

In General. The objectives of our compensation programs are to:

•	attract, motivate and retain talented and dedicated executive officers,

•	provide our executive officers with both cash and equity incentives to further our interests and those of our stockholders, and

•	provide employees with long-term incentives so we can retain them and provide stability during our growth stage.

Generally, the compensation of our executive officers is composed of a base salary, an annual incentive compensation award and equity awards in the form of stock options based on individual and company performance. In adjusting base salaries, the Compensation Committee reviews the individual contributions of the particular executive. The annual incentive compensation award is a discretionary award determined by the Compensation Committee based on company performance. In addition, stock options are granted to provide the opportunity for long-term compensation based upon the performance of our common stock over time.

Competitive Market. We define our competitive markets for executive talent to be the pharmaceutical and biotechnology industries in northern California and New Jersey. To date, we have utilized the Radford Biotechnology Surveys, a third party market specific compensation survey, to benchmark our executive compensation.

Compensation Process. The Compensation Committee reviews and approves all elements of compensation for each of our named executive officers taking into consideration recommendations from our principal executive officer (for compensation other than his own), as well as competitive market guidance from the Radford Biotechnology Surveys.

Base Salaries

In General. We provide the opportunity for our named executive officers and other executives to earn a competitive annual base salary to attract and retain an appropriate caliber of talent for the applicable position, and to provide a base wage that is not subject to our performance risk. We review base salaries for our named executive officers annually and cost of living increases and other changes are based on compensation surveys, the Company’s performance and individual performance, such as meeting product development and corporate objectives. The salary of our principal executive officer and the salaries of our named executive officers are set by the Compensation Committee.

Total Compensation Comparison. Base salaries accounted for approximately 73% of total compensation for the principal executive officer and approximately 81% on average for our other named executive officers.

Annual Cash Incentives

In General. We provide the opportunity for our named executive officers and other executives to earn an annual cash incentive award. We provide this opportunity to attract and retain an appropriate caliber of talent for the position and to motivate executives to achieve our annual business goals. We review potential annual cash incentive awards for our named executive officers and other executives annually to determine award payments, if any, for the last completed fiscal year, as well as to establish award opportunities for the current fiscal year. We do not have a formal annual incentive plan and payment of annual cash incentive awards are subject to the discretion of the Compensation Committee.

Target Award Opportunities. Our 2006 cash incentive awards were subject to the Compensation Committee’s discretion and took into account corporate performance measures, including, but not limited to, product development milestones and results of operations. There are annual target award opportunities expressed as a percentage of base salary paid during the fiscal year as specified in the employment agreements. For the last completed fiscal year, annual cash incentive opportunities for the named executive officers are summarized below. There were no cash bonuses paid to our named executive officers during or related to 2006.

		Annual Cash Incentive Award Opportunity
		Target Performance		Amount Paid
		% Salary	Amount
Louis R. Bucalo, M.D.	FY 2006	25%	$94,490	$—
Sunil Bhonsle	FY 2006	20%	$57,582	$—
Robert E. Farrell	FY 2006	20%	$48,067	$—
Richard C. Allen, Ph.D. (1)	FY 2006	20%	$—	$—

(1)	Dr. Allen’s employment terminated in March 2006.

Individual Performance Goals. The performance goals for the executives are aligned with the objectives for the Company and seek to advance our product development goals. The Compensation Committee takes into account individual and Company performance in determining awards.

Discretionary Adjustments. Incentive awards are subject to the Compensation Committee’s discretion. We may make adjustments to our overall corporate performance goals and our actual performance results that may cause differences between the numbers used for our performance goals and the numbers reported in our financial statements. These adjustments may exclude all or a portion of both the positive or negative effect of external events that are outside the control of our executives, such as natural disasters, litigation, or regulatory changes in accounting or taxation standards. These adjustments may also exclude all or a portion of both the positive or negative effect of unusual or significant strategic events that are within the control of our executives but that are undertaken with an expectation of improving our long-term financial performance, such as restructurings, acquisitions, or divestitures.

Total Compensation Comparison. For the last completed fiscal year, cash incentive awards accounted for none of the total compensation for the principal executive officer and our other named executive officers.

Long-term Equity Incentives

We provide the opportunity for our named executive officers and other executives to earn a long-term equity incentive award. Long-term incentive awards provide employees with the incentive to stay with us for longer periods of time, which in turn, provides us with greater stability. Equity awards also are less costly to us in the short term than cash compensation. We review long-term equity incentives for our named executive officers and other executives annually.

For our named executive officers, our stock option grants are of a size and term determined and approved by the Compensation Committee in consideration of the range of grants in the Radford Survey. We have traditionally used stock options as our form of equity compensation because stock options provide a relatively straightforward incentive for our executives, result in less immediate dilution of existing shareholders’ interests and, prior to our adoption of FAS 123(R), resulted in less compensation expense for us relative to other types of equity awards. Generally, all grants of stock options to our employees were granted with exercise prices equal to or greater than the fair market value of our common stock on the respective grant dates. For a discussion of the determination of the fair market value of these grants, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and the Use of Estimates.”

We do not time stock option grants to executives in coordination with the release of material non-public information. For the last two years, annual grants to employees (including executive officers) have been made on the first business day of the year. Beginning with annual grants for 2007, the grants will be made on the first Monday in January that is a business day. Initial Director option grants may be granted on the date the Director joins the Board of Directors. Biennial Director option grants are granted automatically upon election at the annual shareholder meeting. Director committee option grants are made at the first meeting of the Board of Directors after Titan’s annual shareholder meeting. We also make automatic option grants on the five and ten year anniversary date of an employee’s employment. Newly-hired employees may be granted options on the first day of employment. Our stock option grants have a 10-year contractual exercise term. In general, the option grants are also subject to the following post-termination and change in control provisions:

Event	Award Vesting	Exercise Term
• Termination by us for Reason Other than Cause, Disability or Death	• Forfeit Unvested Options	• Earlier of: (1) 90 days or (2) Remaining Option Period

• Termination for Disability, Death or Retirement	• Forfeit Unvested Options	• Earlier of: (1) 2 years or (2) Remaining Option Period

• Termination for Cause	• Forfeit Vested and Unvested Options	• Expire

• Other Termination	• Forfeit Unvested Options	• Earlier of: (1) 90 days or (2) Remaining Option Period

• Change in Control	• Accelerated*	•*

*	The Compensation Committee may provide that, in the event of a change in control, any outstanding awards that are unexercisable or otherwise unvested will become fully vested and immediately exercisable. If there is a termination of employment, the applicable termination provisions regarding exercise term will apply.

The vesting of certain of our named executive officers’ stock options is accelerated pursuant to the terms of their employment agreements in certain termination and/or change in control events. These terms are more fully described in “—Employment Agreements” and “—Potential Payments upon Termination or Change in Control.”

Total Compensation Comparison. Long-term equity incentives accounted for approximately 27% of total compensation for the principal executive officer and approximately 19% on average for our other named executive officers.

Executive Benefits and Perquisites

In General. We generally provide for our named executive officers and other executives to receive the same general health and welfare benefits offered to all employees. We currently provide no other perquisites to our named executive officers and other executives. We also offer participation in our defined contribution 401(k) plan. We do not match employee contributions under our 401(k) plan.

Total Compensation Comparison. Personal benefits and perquisites accounted for approximately 1% of total compensation for the principal executive officer and our other named executives officers.

Change in Control and Severance Benefits

In General. We provide the opportunity for certain of our named executive officers to be protected under the severance and change in control provisions contained in their employment agreements. We provide this opportunity to attract and retain an appropriate caliber of talent for the applicable position. Our severance and change in control provisions for the named executive officers are summarized in “—Employment Agreements” and “—Potential Payments upon Termination or Change in Control.” Our analysis indicates that our severance and change in control provisions are consistent with the provisions and benefit levels of other companies disclosing such provisions as reported in public SEC filings. We believe our arrangements are reasonable in light of the fact that cash severance is limited to the greater of the term of the agreement or two years for the Principal Executive Officer (at a rate equal to his then current base salary) and nine months for other named executive officers (at a rate equal to their then current base salary), there is no severance increase with a change in control and there are no “single trigger” benefits upon a change in control.

Compensation Committee Interlocks and Insider Participation

Members of our Compensation Committee of the Board of Directors were Mr. Eurelio M. Cavalier, Dr. Hubert E. Huckel and Dr. Konrad M. Weis. No member of our Compensation Committee was, or has been, an officer or employee of Titan or any of our subsidiaries.

No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of the Company or another entity.

Compensation Committee Report (1)

The goal of the Company’s executive compensation policy is to ensure that an appropriate relationship exists between executive compensation and the creation of stockholder value, while at the same time attracting, motivating and retaining experienced executive officers.

The Compensation Committee has reviewed and discussed the discussion and analysis of Titan’s compensation which appears above with management, and, based on such review and discussion, the Compensation Committee recommended to Titan’s Board of Directors that the above disclosure be included in this Annual Report on Form 10-K.

The members of the Compensation Committee are:

Eurelio M. Cavalier, Chair

Hubert E. Huckel, M.D.

Konrad M. Weis, Ph.D.

(1)	The material in the above Audit and Compensation Committee reports is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-K and irrespective of any general incorporation language in such filing.

EXECUTIVE COMPENSATION

The following table shows information concerning the annual compensation for services provided to us by our Chief Executive Officer, the Chief Financial Officer and our three other most highly compensated executive officers during 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Option Awards (2) ($)	All Other Compensation (3) ($)	Total Compensation ($)
Louis R. Bucalo, M.D.	2006	378,471	—	137,919	—	516,390
President and Chief Executive Officer
Sunil Bhonsle	2006	288,421	—	87,763	—	376,184
Executive Vice President and Chief Operating Officer
Robert E. Farrell	2006	240,846	—	55,484	—	296,330
Executive Vice President and Chief Financial Officer
Richard C. Allen, Ph.D. (4)	2006	246,009	—	36,102	—	282,111
Executive Vice President, Cell Therapy

(1)	No bonuses were paid to our named executive officers during or related to 2006.

(2)	Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2006. The assumptions used by us with respect to the valuation of option grants are set forth in “Titan Pharmaceuticals, Inc. Consolidated Financial Statements—Notes to Financial Statements—Note 1—Organization and Summary of Significant Accounting Policies—Stock Option Plans.” The individual awards reflected in the summary compensation table are summarized below:

	Grant Date	Number of Shares	Amount Recognized in Financial Statements in 2006
Louis R. Bucalo, M.D.	1/3/2006	195,000	$82,543
	8/29/2006	20,000	2,695
	9/5/2006	5,000	2,556
Sunil Bhonsle	1/3/2006	135,000	56,006
	8/29/2006	20,000	2,695
Robert E. Farrell	1/3/2006	67,500	28,239
	9/21/2006	45,000	8,562
Richard C. Allen, Ph.D.	1/3/2006	57,000	23,647

(3)	No other compensation, including perquisites, in excess of $10,000 was paid to any of our named executive officers during 2006.

(4)	Dr. Allen’s employment was terminated in March 2006. He received salary continuation payments until December 2006. Dr. Allen’s outstanding options will continue to vest under the terms of his consulting agreement through February 2008.

For a description of the material terms of employment agreements with our named executive officers, see “—Employment Agreements.”

GRANTS OF PLAN-BASED AWARDS (1)

The following table summarizes our awards made to our named executive officers under any plan in 2006.

Name	Grant Date	Approval Date (2)	Number of Shares of Common Stock Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)	Grant Date Fair Market Value of a Share ($/Sh)
Louis R. Bucalo, M.D.	1/3/2006	12/29/2005	195,000	(4)	$1.40	$163,137	$0.84
	8/29/2006	8/29/2006	20,000	(5)	2.35	31,752	1.59
	9/5/2006	9/5/2006	5,000	(6)	2.48	7,975	1.60
Sunil Bhonsle	1/3/2006	12/29/2005	135,000	(4)	1.40	112,941	0.84
	8/29/2006	8/29/2006	20,000	(5)	2.48	31,752	1.59
Robert E. Farrell	1/3/2006	12/29/2005	67,500	(4)	1.40	56,471	0.84
	9/21/2006	9/21/2006	45,000	(4)	2.09	61,547	1.37
Richard C. Allen, Ph.D.(7)	1/3/2006	12/29/2005	57,000	(4)	1.40	47,686	0.84

(1)	Each award was granted under the Titan Pharmaceuticals, Inc. 2002 Stock Option Plan.
(2)	All grants were approved by the Compensation Committee on the dates indicated to be granted on the indicated grant date.
(3)	Valuation assumptions are found under “Titan Pharmaceuticals, Inc. Consolidated Financial Statements —Notes to Financial Statements—Note 1—Organization and Summary of Significant Accounting Policies—Stock Option Plans.”
(4)	These options vest over a two year period with fifty percent vesting on the first anniversary and the remaining fifty percent vesting in twelve equal monthly installments.
(5)	These options vest in forty-eight equal monthly installments beginning on August 29, 2006.
(6)	These options vest in twelve equal monthly installments beginning on September 5, 2006.

(7)	Dr. Allen’s employment was terminated in March 2006. Dr. Allen’s outstanding options will continue to vest under the terms of his consulting agreement through February 2008.

Employee Benefits Plans

Stock Option Plans

The principal purpose of the Stock Option Plans is to attract, motivate, reward and retain selected employees, consultants and directors through the granting of stock-based compensation awards. The Stock Option Plans provides for a variety of awards, including non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Code), stock appreciation rights, restricted stock awards, performance-based awards and other stock-based awards.

2002 Stock Option Plan

In July 2002, we adopted the 2002 Stock Option Plan (2002 Plan). The 2002 Plan assumed the options which remain available for grant under our option plans previously approved by stockholders. Under the 2002 Plan and predecessor plans, a total of approximately 6.4 million shares of our common stock were authorized for issuance to employees, officers, directors, consultants, and advisers. Options granted under the 2002 Plan and predecessor plans may either be incentive stock options within the meaning of Section 422 of the Internal Revenue Code and/or options that do not qualify as incentive stock options; however, only employees are eligible to receive incentive stock options. Options granted under the option plans generally expire no later than ten years from the date of grant, except when the grantee is a 10% shareholder, in which case the maximum term is five years from the date of grant. Options generally vest at the rate of one fourth after one year from the date of grant and the remainder ratably over the subsequent three years, although options with different vesting terms are granted from time-to-time. Generally, the exercise price of any options granted under the 2002 Plan must be at least 100% of the fair market value of our common stock on the date of grant, except when the grantee is a 10% shareholder, in which case the exercise price shall be at least 110% of the fair market value of our common stock on the date of grant.

In August 2005, we adopted an amendment to the 2002 Stock Option Plan (2002 Plan) to (i) permit the issuance of Shares of restricted stock and stock appreciation rights to participants under the 2002 Plan, and (ii) increase the number of Shares issuable pursuant to grants under the 2002 Plan from 2,000,000 to 3,000,000.

2001 Stock Option Plan

In August 2001, we adopted the 2001 Employee Non-Qualified Stock Option Plan (2001 NQ Plan) pursuant to which 1,750,000 shares of common stock were authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan. Options granted under the option plans generally expire no later than ten years from the date of grant. Option vesting schedule and exercise price are determined at time of grant by the Board of Directors. Generally, the exercise prices of options granted under the 2001 NQ Plan were 100% of the fair market value of our common stock on the date of grant.

Administration. The Stock Option Plans are administered by our Compensation Committee. The Compensation Committee may in certain circumstances delegate certain of its duties to one or more of our officers. The Compensation Committee has the power to interpret the Stock Option Plans and to adopt rules for the administration, interpretation and application of the plans according to their terms.

Grant of Awards; Shares Available for Awards. Certain employees, consultants and directors are eligible to be granted awards under the plans. The Compensation Committee will determine who will receive awards under the plans, as well as the form of the awards, the number of shares underlying the awards, and the terms and conditions of the awards consistent with the terms of the plans.

A total of approximately 8.3 million shares of our common stock are available for issuance or delivery under our existing Stock Option Plans. The number of shares of our common stock issued or reserved pursuant to the Stock Option Plans will be adjusted at the discretion of our Board or the Compensation Committee as a result of stock splits, stock dividends and similar changes in our common stock. In addition, shares subject to grant under our prior option plans (including shares under such plans that expire unexercised or are forfeited, terminated, canceled or withheld for income tax withholding) shall be merged and available for issuance under the 2002 Stock Option Plan, without reducing the aggregate number of shares available for issuance reflected above.

Stock Options. The Stock Option Plans permit the Compensation Committee to grant participants incentive stock options, which qualify for special tax treatment in the United States, as well as non-qualified stock options. The Compensation Committee will establish the duration of each option at the time it is granted, with a maximum ten-year duration for incentive stock options, and may also establish vesting and performance requirements that must be met prior to the exercise of options. Stock option grants (other than incentive stock option grants) also may have exercise prices that are less than, equal to or greater than the fair market value of our common stock on the date of grant. Incentive stock options must have an exercise price that is at least equal to the fair market value of our common stock on the date of grant. Stock option grants may include provisions that permit the option holder to exercise all or part of the holder’s vested options, or to satisfy withholding tax liabilities, by tendering shares of our common stock already owned by the option holder for at least six months (or another period consistent with the applicable accounting rules) with a fair market value equal to the exercise price.

Stock Appreciation Rights. The Compensation Committee may also grant stock appreciation rights, which will be exercisable upon the occurrence of certain contingent events. Stock appreciation rights entitle the holder upon exercise to receive an amount in any combination of cash, shares of our common stock (as determined by the Compensation Committee) equal in value to the excess of the fair market value of the shares covered by the stock appreciation right over the exercise price of the right, or other securities or property owned by us.

Other Equity-Based Awards. In addition to stock options and stock appreciation rights, the Compensation Committee may also grant certain employees, consultants and directors shares of restricted stock, with terms and conditions as the Compensation Committee may, pursuant to the terms of the Stock Option Plan, establish. The Stock Option Plan does not allow awards to be made under terms and conditions which would cause such awards to be treated as deferred compensation subject to the rules of Section 409A of the Code.

Change-in-Control Provisions. In connection with the grant of an award, the Compensation Committee may provide that, in the event of a change in control, any outstanding awards that are unexercisable or otherwise unvested will become fully vested and immediately exercisable.

Amendment and Termination. The Compensation Committee may adopt, amend and rescind rules relating to the administration of the Stock Option Plans, and amend, suspend or terminate the Stock Option Plans, but no amendment will be made that adversely affects in a material manner any rights of the holder of any award without the holder’s consent, other than amendments that are necessary to permit the granting of awards in compliance with applicable laws. We have attempted to structure the Stock Option Plans so that remuneration attributable to stock options and other awards will not be subject to a deduction limitation contained in Section 162(m) of the Code.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2006.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Louis R. Bucalo, M.D.	2,000	—	$2.88	7/30/2007
	59,200	—	5.30	6/10/2008
	433,088	—	7.50	6/19/2008
	5,000	—	4.14	7/24/2008
	71,500	—	3.63	1/4/2009
	28,000	—	3.69	2/4/2009
	27,531	—	0.08	3/10/2009
	5,000	—	9.06	8/30/2009
	400,000	—	12.69	11/23/2009
	20,000	—	43.63	8/28/2010
	72,000	—	22.98	1/8/2011
	69,000	—	11.63	8/9/2011
	5,000	—	11.50	8/10/2011
	150,000	—	8.77	1/16/2012
	20,000	—	1.71	8/16/2012

	80,000	—		1.50	3/1/2013
	5,000	—		3.29	10/31/2013
	75,000	—		3.69	2/9/2014
	13,437	6,563	(1)	2.37	9/1/2014
	50,000	50,000	(2)	2.62	2/7/2015
	5,000	—		2.05	8/9/2015
	—	195,000	(3)	1.40	1/3/2016
	1,666	18,334	(4)	2.35	8/29/2016
	1,250	3,750	(5)	2.48	9/5/2016
Sunil Bhonsle	41,600	—		5.30	6/10/2008
	165,158	—		7.50	6/19/2008
	55,600	—		3.63	1/4/2009
	21,000	—		3.69	2/4/2009
	184,000	—		12.69	11/23/2009
	42,000	—		22.98	1/8/2011
	31,500	—		11.63	8/9/2011
	90,000	—		8.77	1/16/2012
	50,000	—		1.50	3/1/2013
	60,000	—		3.69	2/9/2014
	35,000	35,000	(2)	2.62	2/7/2015
	—	135,000	(3)	1.40	1/3/2016
	1,666	18,334	(4)	2.35	8/29/2016
Robert E. Farrell	66,000	—		12.68	11/23/2009
	30,000	—		22.98	1/8/2011
	22,500	—		11.63	8/9/2011
	60,258	—		3.77	6/4/2012
	68,294	—		1.71	8/16/2012
	35,000	—		1.50	3/1/2013
	35,000	—		3.69	2/9/2014
	22,500	22,500	(2)	2.62	2/7/2015
	—	67,500	(3)	1.40	1/3/2016
	—	45,000	(3)	2.09	9/21/2016
Richard C. Allen, Ph.D.(6)	33,300	—		5.30	6/10/2008
	61,961	—		7.50	6/19/2008
	41,200	—		3.63	1/4/2009
	21,000	—		3.69	2/4/2009
	132,000	—		12.69	11/23/2009
	36,000	—		22.98	1/8/2011
	27,000	—		11.63	8/9/2011
	85,000	—		8.77	1/16/2012
	35,000	—		1.50	3/1/2013
	30,000	—		3.69	2/9/2014
	15,000	15,000	(2)	2.62	2/7/2015
	—	57,000	(3)	1.40	1/3/2016

(1)	These options vest in twelve equal monthly installments beginning on September 1, 2004.
(2)	These options vest in two equal annual installments beginning on February 7, 2005.

(3)	These options vest over a two year period with fifty percent vesting on the first anniversary and the remaining fifty percent vesting in twelve equal monthly installments.
(4)	These options vest in forty-eight equal monthly installments beginning on August 29, 2006.
(5)	These options vest in twelve equal monthly installments beginning on September 5, 2006.
(6)	Dr. Allen’s employment was terminated in March 2006. Dr. Allen’s outstanding options will continue to vest under the terms of his consulting agreement through February 2008.

There were no option exercises by our named executive officers in 2006. To date, we have not granted any stock awards to our named executive officers.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans. The Compensation Committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Code, may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in our best interests. We sponsor a tax qualified defined contribution 401(k) plan in which Dr. Bucalo, Mr. Bhonsle, and Mr. Farrell participate.

Employment Agreements

Employment Agreement with Louis R. Bucalo

We are a party to an employment agreement with Dr. Bucalo which, as amended in February, 2007, expires in February 2010 and provides for a base annual salary, subject to annual increases of 5% and bonuses of up to 25% at the discretion of the Board of Directors.

Dr. Bucalo’s employment agreement may be terminated, with or without just cause, by our Board. If we terminate the employment agreement for just cause (as defined in the agreement) or on account of death or disability or if Dr. Bucalo terminates the agreement for any reason other than just cause (as defined in the agreement), Dr. Bucalo is entitled to no further compensation or benefits other than those earned through the date of termination. If we terminate the agreement for any reason other than for just cause, death or disability, we provide severance of continued payment of cash compensation at a rate of his then current base annual salary for a period equal to the greater of the balance of the term of the agreement or two years, subject to offset for earnings after the first 18 months following termination.

Employment Agreements with Other Executive Officers

In addition to the employment agreement with Dr. Bucalo, we have entered into employment agreements with Sunil Bhonsle and Robert E. Farrell. The employment agreements generally provide for a base salary and eligibility to receive an annual performance bonus up to a specified percentage of base salary. The actual amount of the annual bonus is discretionary and determined based upon the executive’s performance, our performance and certain performance targets approved by our Compensation Committee. The agreements also grant options to purchase shares of common stock and contain customary non-competition and non-solicitation provisions.

The agreements may be terminated, with or without good cause, by the executive, the Chief Executive Officer or our Board. If the executive’s employment is terminated by us for good cause (as defined in the agreements) or if the executive terminates his own employment for any reason other than for good cause (as defined in the agreements), the executive is entitled to no further compensation or benefits other than those earned through the date of termination. If the executive’s employment is terminated by us for good cause due to death or disability (as defined in the agreement) we will continue payment of the executive’s base salary for six months following termination. If the executive’s employment is terminated by us for any reason other than for good cause, death or disability, or if the executive terminates his own employment for good cause, we will continue payment of the executive’s base salary for nine months following termination, subject to offset by other employment salary received during such period.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Assuming the employment of our named executive officers were to be terminated without cause or for good reason, each as of December 31, 2006, the following individuals would be entitled to payments in the amounts set forth opposite to their name in the below table:

Cash Severance
Louis R. Bucalo, M.D.	$31,583 per month for 24 months
Sunil Bhonsle	$24,058 per month for 9 months
Robert E. Farrell	$20,083 per month for 9 months

We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by the executive not for good reason. No severance or benefits are provided for any of the executive officers in the event of death or disability. A change in control does not affect the amount or timing of these cash severance payments.

Assuming the employment of our named executive officers were to be terminated without cause or for good reason, each as of December 31, 2006, the following individuals would be entitled to accelerated vesting of their outstanding stock options described in the table below:

	Value of Equity Awards: Termination Without Cause or For Good Reason (1)	Value of Equity Awards: In Connection With a Change in Control (1)
Louis R. Bucalo, M.D.	None	Fully Vested. 273,647 options with value of $324,812
Sunil Bhonsle	None	Fully Vested. 188,334 options with value of $117,116
Robert E. Farrell	None	Fully Vested. 135,000 options with value of $189,403

(1)	Values are based on the aggregate difference between the respective exercise prices and the closing sale price of our common stock on December 29, 2006, which was $3.32 per share.

DIRECTOR COMPENSATION

Summary of Director Compensation

Non-employee directors are entitled to receive a fee for each meeting attended and all directors are entitled to receive stock options pursuant to our stockholder-approved stock option plans, including an initial grant of 10,000 options upon becoming a director, a biennial grant of 20,000 options thereafter, and an annual grant of 5,000 options for each committee on which they serve. During 2006, each director was granted an annual option to purchase 5,000 shares of our common stock at an exercise price of $2.48, which was equal to the fair market value of our common stock at date of grant, with respect to each committee of the Board on which each director served. In addition to having their out-of-pocket expenses reimbursed, non-employee directors received $2,500 for each Board of Directors meeting attended in 2006. Directors are not precluded from serving us in any other capacity and receiving compensation therefore. Non-employee directors also receive an annual retainer fee of $5,000 in addition to the fee received for each meeting attended.

The following table summarizes compensation that our directors earned during 2006 for services as members of our Board.

Name	Fees Earned or Paid in Cash ($)	Options Awards ($) (1)	All Other Compensation ($)	Total ($)
Victor J. Bauer, Ph.D.	15,000	35,935	—	50,935
Eurelio M. Cavalier	15,000	59,860	—	74,860
Hubert Huckel, M.D.	15,000	64,043	—	79,043
Dr. Joachim Friedrich Kapp, M.D., Ph.D.	15,000	31,752	—	46,752
M. David MacFarlane, Ph.D.	15,000	47,702	—	62,702
Ley S. Smith	15,000	59,860	—	74,860
Konrad M. Weis, Ph.D.	12,500	56,068	—	68,568

(1)	Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2006. The assumptions we used with respect to the valuation of option grants are set forth in “Titan Pharmaceuticals Inc. Consolidated Financial Statements—Notes to Financial Statements—Note 1—Summary of Significant Accounting Policies—Stock-Based Compensation.” The aggregate option awards outstanding for each person in the table set forth above as of December 31, 2006 are as follows:

Name	Vested	Unvested	Exercise Price
Victor J. Bauer, Ph.D.	260,853	29,897	$10.13
Eurelio M. Cavalier	138,853	41,147	$8.02
Hubert Huckel, M.D.	161,853	46,147	$9.87
Dr. Joachim Friedrich Kapp, M.D., Ph.D.	11,666	18,334	$2.23
M. David MacFarlane, Ph.D.	57,603	32,397	$2.61
Ley S. Smith	136,353	41,147	$10.13
Konrad M. Weis, Ph.D.	120,228	42,397	$9.99

The grant date fair values of option grants to our directors in 2006 are as follows:

Name	Options	Grant Date	Grant Date Fair Value ($)
Victor J. Bauer, Ph.D.	5,000	1/3/2006	4,183
	20,000	8/29/2006	31,752
Eurelio M. Cavalier	5,000	1/3/2006	4,183
	20,000	8/29/2006	31,752
	15,000	9/5/2006	23,925
Hubert Huckel, M.D.	10,000	1/3/2006	8,366
	20,000	8/29/2006	31,752
	15,000	9/5/2006	23,925
Dr. Joachim Friedrich Kapp, M.D., Ph.D.	20,000	8/29/2006	31,752
M. David MacFarlane, Ph.D.	20,000	8/29/2006	31,752
	10,000	9/5/2006	15,950
Ley S. Smith	5,000	1/3/2006	4,183
	20,000	8/29/2006	31,752
	15,000	9/5/2006	23,925
Konrad M. Weis, Ph.D.	10,000	1/3/2006	8,366
	20,000	8/29/2006	31,752
	10,000	9/5/2006	15,950

Assumptions for calculating the grant date fair values are found under “Titan Pharmaceuticals Inc. Consolidated Financial Statements—Notes to Financial Statements—Note 1—Summary of Significant Accounting Policies—Stock-Based Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 1, 2007, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)		Percent of Shares Beneficially Owned
Louis R. Bucalo, M.D.	2,275,129	(3)	5.8%
Victor J. Bauer, Ph.D.	275,539	(4)	*
Sunil Bhonsle	1,018,182	(5)	2.6%
Eurelio M. Cavalier	179,893	(6)	*
Robert E. Farrell, J.D.	474,318	(7)	1.2%
Hubert Huckel, M.D.	242,061	(8)	*
Dr. Joachim Friedrich Kapp, M.D., Ph.D.	13,333	(9)	*
M. David MacFarlane, Ph.D.	73,852	(10)	*
Ley S. Smith	157,393	(11)	*
Konrad M. Weis, Ph.D.	191,426	(12)	*
All executive officers and directors as a group (10) persons	4,901,366		12.6%

*	Less than one percent.
(1)	Unless otherwise indicated, the address of such individual is c/o Titan Pharmaceuticals, Inc., 400 Oyster Point Boulevard, Suite 505, South San Francisco, California 94080.
(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of a person, shares of our common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 1, 2007 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.
(3)	Includes 1,775,129 shares issuable upon exercise of outstanding options.
(4)	Includes 266,895 shares issuable upon exercise of outstanding options.
(5)	Includes 897,888 shares issuable upon exercise of outstanding options.
(6)	Includes 149,893 shares issuable upon exercise of outstanding options.
(7)	Includes 404,238 shares issuable upon exercise of outstanding options.
(8)	Includes (i) 176,018 shares issuable upon exercise of outstanding options, (ii) 200 shares held by Dr. Huckel’s son, and (iii) 3,643 shares held by his wife.
(9)	Includes 13,333 shares issuable upon exercise of outstanding options.
(10)	Includes 63,852 shares issuable upon exercise of outstanding options.
(11)	Includes 147,393 shares issuable upon exercise of outstanding options.
(12)	Includes 132,727 shares issuable upon exercise of outstanding options.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders	4,883,804	$6.80	1,279,496
Equity compensation plans not approved by security holders(1)(2)	1,706,406	$8.03	434,688

Total	6,590,210	$7.12	1,714,184

(1)	In August 2002, we amended our 2001 Employee Non-Qualified Stock Option Plan. Pursuant to this amendment, a total of 1,750,000 shares of common stock were reserved and authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan.
(2)	In November 1999 and in connection with the redemption of warrants, we granted 813,000 non-qualified stock options outside of our stock option plans to our executive officers, at an exercise price of $12.69, vesting equally over 36 months from the date of grant.

For a discussion of our option plans, see “Item 11. Executive Compensation – Employee Benefit Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions. None.

Director Independence. The following members of our Board of Directors meet the independence requirements and standards currently established by the American Stock Exchange: Victor J. Bauer, Eurilio M. Cavalier, Hubert E. Huckel, Joachim Friedrich Kapp, M. David MacFarlane, Ley S. Smith and Konrad M. Weis.

Compensation Committee. The Compensation Committee makes recommendations to the Board of Directors concerning salaries and incentive compensation for our officers, including our Chief Executive Officer, and employees and administers our stock option plans. The Compensation Committee consists of Eurilio M. Cavalier, Hubert E. Huckel and Konrad M. Weis, each of whom meets the independence requirements and standards currently established by the American Stock Exchange.

Nominating Committee. The purpose of the Nominating Committee is to assist the Board of Directors in identifying qualified individuals to become board members, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. The Nominating Committee consists of Eurilio M. Cavalier, M. David MacFarlane and Ley S. Smith, each of whom meets the independence requirements and standards currently established by the American Stock Exchange.

Audit Committee. The Audit Committee (which is formed in compliance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934) consists of Ley S. Smith, M. David MacFarlane and Hubert E. Huckel, each of whom meets the independence requirements and standards currently established by the American Stock Exchange and the SEC. In addition, the Board of Directors has determined that Mr. Ley Smith is an “audit committee financial expert” and “independent” as defined under the relevant rules of the SEC and the American Stock Exchange. The Audit Committee assists the Board by overseeing the performance of the independent auditors and the quality and integrity of Titan’s internal accounting, auditing and financial reporting practices. The Audit Committee is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees.

Item 14.	Principal Accountant Fees and Services.

Aggregate fees billed by Odenberg, Ullakko, Muranishi & Co. LLP, an independent registered public accounting firm, during the fiscal years ended December 31, 2006 and 2005 were as follows:

	2006	2005
Audit Fees	$211,600	$191,126
Audit-Related Fees	3,000	11,315
Tax Fees	27,590	29,628
All Other Fees	—	—

Total	$242,190	$232,069

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

All Other Fees—During the years ended December 31, 2006 and 2005, Odenberg, Ullakko, Muranishi & Co. LLP did not incur any fees for other professional services.

The Audit Committee reviewed and approved all audit and non-audit services provided by Odenberg, Ullakko, Muranishi & Co. LLP and concluded that these services were compatible with maintaining its independence. The Audit Committee approved the provision of all non-audit services by Odenberg, Ullakko, Muranishi & Co. LLP.

Pre-Approval Policies and Procedures

In accordance with the SEC’s auditor independence rules, the Audit Committee has established the following policies and procedures by which it approves in advance any audit or permissible non-audit services to be provided to Titan by its independent auditor.

Prior to the engagement of the independent auditors for any fiscal year’s audit, management submits to the Audit Committee for approval lists of recurring audit, audit-related, tax and other services expected to be provided by the independent auditors during that fiscal year. The Audit Committee adopts pre-approval schedules describing the recurring services that it has pre-approved, and is informed on a timely basis, and in any event by the next scheduled meeting, of any such services rendered by the independent auditor and the related fees.

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

The Audit Committee will not grant approval for:

•	any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to Titan;

•	provision by the independent auditors to Titan of strategic consulting services of the type typically provided by management consulting firms; or

•

the retention of the independent auditors in connection with a transaction initially recommended by the independent auditors, the tax treatment of which may not be clear under the Internal Revenue Code and related regulations and which it is reasonable to conclude will be subject to audit procedures during an audit of Titan’s financial statements.

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

In determining whether to grant pre-approval of any non-audit services in the “all other” category, the Audit Committee will consider all relevant facts and circumstances, including the following four basic guidelines:

•	whether the service creates a mutual or conflicting interest between the auditor and the Company;

•	whether the service places the auditor in the position of auditing his or her own work;

•	whether the service results in the auditor acting as management or an employee of the Company; and

•	whether the service places the auditor in a position of being an advocate for the Company.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

(a)	1. Financial Statements

An index to Consolidated Financial Statements appears on page F-1.

2. Schedules

All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

(b)	Exhibits

3.1	—	Restated Certificate of Incorporation of the Registrant.(1)

3.2	—	Form of Amendment to Restated Certificate of Incorporation of the Registrant.(1)

3.3	—	By-laws of the Registrant.(1)

4.7	—	Certificate of Designation of Series C Preferred Stock.(6)

4.8	—	Registration Rights Agreement between the Registrant and Cornell Capital Partners, LP, dated September 28, 2005.(14)

10.1*	—	1993 Stock Option Plan.(1)

10.2*	—	1995 Stock Option Plan, as amended.(2)

10.3*	—	Employment Agreement between the Registrant and Louis Bucalo dated February 1, 1993, amended as of February 3, 1994.(1)

10.4*	—	Employment Agreement between Registrant and Richard Allen dated July 28, 1995.(1)

10.5*	—	Employment Agreement between Registrant and Sunil Bhonsle, dated August 6, 1995.(1)

10.6	—	Form of Indemnification Agreement.(1)

†10.9	—	MDR Exclusive License Agreement between Ingenex, Inc. (formerly Pharm-Gen Systems Ltd.) and the Board of Trustees of the University of Illinois dated May 6, 1992.(1)

†10.11	—	License Agreement between Theracell, Inc. and New York University dated November 20, 1992, as amended as of February 23, 1993 and as of February 25, 1995.(1)

†10.12	—	License Agreement between the Registrant and the Massachusetts Institute of Technology dated September 28, 1995.(1)

†10.14	—	Exclusive License Agreement between Ingenex, Inc. and the Board of Trustees of the University of Illinois, dated July 1, 1994.(1)

†10.15	—	Exclusive License Agreement between Ingenex, Inc. and the Board of Trustees of the University of Illinois, dated July 1, 1994.(1)

†10.16	—	License Agreement between Ingenex, Inc. and the Massachusetts Institute of Technology, dated September 11,1992.(1)

†10.17	—	License Agreement between Ingenex, Inc. and Baylor College of Medicine, dated October 21, 1992.(1)

10.18	—	Lease for Registrant’s facilities, amended as of October 1, 2004.(13)

†10.20	—	License Agreement between Trilex Pharmaceuticals, Inc. (formerly Ascalon Pharmaceuticals, Inc.) and the University of Kentucky Research Foundation dated May 30, 1996.(3)

†10.22	—	License Agreement between the Registrant and Sanofi-Aventis SA (formerly Hoechst Marion Roussel, Inc.) effective as of December 31, 1996.(4)

10.23*	—	Employment Agreement between Registrant and Robert E. Farrell dated August 9, 1996.(4)

†10.27	—	License Agreement between the Registrant and Bar-Ilan Research and Development Company Limited effective November 25, 1997.(5)

10.28	—	License Agreement between the Registrant and Ansan Pharmaceuticals, Inc. dated November 24, 1997.(5)

†10.30	—	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997.(5)

10.31*	—	1998 Stock Option Plan, as amended.(7)

†10.32	—	License Agreement between the Registrant and Schering AG dated January 25, 2000.(8)

10.34	—	Agreement and Plan of Merger by and among the Registrant, GeoMed Merger Sub Corp., GeoMed, Inc. and Dr. Lawrence Bernstein, Dr. Neil Gesundheit, Leland Wilson and Dr. Virgil Place dated July 11, 2000.(9)

10.35*	—	2001 Non-Qualified Employee Stock Option Plan.(10)

10.37*	—	2002 Stock Option Plan.(11)

10.38	—	Merger Agreement between the Registrant and Developmental Therapeutics, Inc. dated October 15, 2003.(13)

10.39	—	Addendums to License Agreement between the Registrant and Schering AG dated January 25, 2000.(13)

10.40*	—	Amendment to Employment Agreement between the Registrant and Louis Bucalo dated February 7, 2005.(13)

10.41	—	Standby Equity Distribution Agreement between the Registrant and Cornell Capital Partners, LP, dated September 28, 2005.(14)

14	—	Code of Business Conduct and Ethics.(12)

21	—	List of Subsidiaries.

23.1	—	Consent of Odenberg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm.

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	—	Certification of Chief Executive Office and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted with respect to portions of this exhibit.
*	Represents a management contract or compensatory plan.
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 33-99386).
(2)	Incorporated by reference from the Registrant’s Definitive Proxy Statement filed on September 3, 1996.
(3)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 333-13469) filed on October 4, 1996, amended on November 25, 1996.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.
(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-42367) filed on December 16, 1997.
(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
(7)	Incorporated by reference from the Registrant’s Definitive Proxy Statement filed on July 28, 2000.
(8)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.
(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(11)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(13)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 28, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Date: March 5, 2007	By:	/s/ LOUIS R. BUCALO
Louis R. Bucalo, M.D., Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates stated.

Signature	Title	Date
/s/ LOUIS R. BUCALO Louis R. Bucalo, M.D.	Chairman, President and Chief Executive Officer (principal executive officer)	March 5, 2007

/s/ VICTOR J. BAUER Victor J. Bauer, Ph.D.	Director	March 5, 2007

/s/ SUNIL BHONSLE Sunil Bhonsle	Executive Vice President, Chief Operating Officer and Director	March 5, 2007

/s/ EURELIO M. CAVALIER Eurelio M. Cavalier	Director	March 5, 2007

/s/ HUBERT E. HUCKEL Hubert E. Huckel, M.D.	Director	March 5, 2007

/s/ JOACHIM FRIEDRICH KAPP Joachim Friedrich Kapp	Director	March 5, 2007

/s/ M. DAVID MACFARLANE M. David MacFarlane, Ph.D.	Director	March 5, 2007

/s/ LEY S. SMITH Ley S. Smith	Director	March 5, 2007

/s/ KONRAD M. WEIS Konrad M. Weis, Ph.D.	Director	March 5, 2007

/s/ ROBERT E. FARRELL Robert E. Farrell, J.D.	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 5, 2007

TITAN PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Titan Pharmaceuticals, Inc.

We have audited management’s assessment, included in the Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A, that Titan Pharmaceuticals, Inc. and its subsidiaries (the “company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Titan Pharmaceuticals, Inc. and its subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ Odenberg, Ullakko, Muranishi & Co. LLP

San Francisco, California

February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Titan Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Titan Pharmaceuticals, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Titan Pharmaceuticals, Inc. and its subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation in 2006 when it adopted SFAS No. 123R, “Share Based Payment” starting January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Titan Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ Odenberg, Ullakko, Muranishi & Co. LLP

San Francisco, California

February 27, 2007

TITAN PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands of dollars)
Assets
Current assets:
Cash and cash equivalents	$9,613	$9,142
Marketable securities	4,102	8,227
Prepaid expenses, receivables and other current assets	504	1,216

Total current assets	14,219	18,585

Property and equipment, net	457	788
Investment in other companies	150	150
Other assets	214	214

	$15,040	$19,737

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$561	$518
Accrued clinical trials expenses	1,521	787
Other accrued liabilities	1,312	1,831

Total current liabilities	3,394	3,136

Commitments and contingencies
Minority interest—Series B preferred stock of Ingenex, Inc.	1,241	1,241

Stockholders’ Equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized, none issued and outstanding:	—	—
Common stock, at amounts paid in, $0.001 par value per share; 75,000,000 shares authorized, 38,975,040 and 35,584,269 shares issued and outstanding at December 31, 2006 and 2005, respectively	224,221	214,331
Additional paid-in capital	10,118	9,264
Deferred compensation	—	(19)
Accumulated deficit	(223,944)	(208,207)
Accumulated other comprehensive income (loss)	10	(9)

Total stockholders’ equity	10,405	15,360

	$15,040	$19,737

See accompanying notes.

TITAN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2006	2005	2004
	(in thousands, except per share amount)
Revenue:
License revenue	$32	$89	$31

Operating expenses:
Research and development	11,620	17,770	20,415
Acquired research and development	—	—	759
General and administrative	4,859	5,370	5,237

Total operating expenses	16,479	23,140	26,411

Loss from operations	(16,447)	(23,051)	(26,380)
Other income (expense):
Interest income	717	570	673
Other income (expense)	(7)	19	(297)

Other income, net	710	589	376

Net loss	$(15,737)	$(22,462)	$(26,004)

Basic and diluted net loss per share	$(0.42)	$(0.69)	$(0.83)

Weighted average shares used in computing basic and diluted net loss per share	37,902	32,635	31,381

See accompanying notes.

TITAN PHARMACEUTICALS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2003	222	$—	28,903	$195,331	$9,047	$(211)	$(159,741)	$—	$44,426
Comprehensive loss:
Net loss							(26,004)		(26,004)
Unrealized loss on marketable securities								(51)	(51)

Comprehensive loss									(26,055)
Issuance of common stock, net of issuance costs of $1,020			3,075	14,355					14,355
Issuance of common stock upon exercise of options			180	211					211
Issuance of common stock upon tender of Proneura, Inc. shares			150	367					367
Compensation related to stock options					280	(154)			126
Amortization of deferred compensation						283			283

Balances at December 31, 2004	222	—	32,308	210,264	9,327	(82)	(185,745)	(51)	33,713
Comprehensive loss:
Net loss							(22,462)		(22,462)
Unrealized gain on marketable securities								42	42

Comprehensive loss									(22,420)
Issuance of common stock, net of issuance costs of $263			3,131	3,887					3,887
Issuance of common stock upon exercise of options			145	180					180
Compensation related to stock options					(63)				(63)
Amortization of deferred compensation						63			63
Redemption of series C preferred stock	(222)								—

Balances at December 31, 2005	—	$—	35,584	$214,331	$9,264	$(19)	$(208,207)	$(9)	$15,360
Comprehensive loss:
Net loss							(15,737)		(15,737)
Unrealized gain on marketable securities								19	19

Comprehensive loss									(15,718)
Issuance of common stock, net of issuance costs of $730			3,077	9,270					9,270
Issuance of common stock upon exercise of options			314	620					620
Compensation related to stock options					854				854
Amortization of deferred compensation						19			19

Balances at December 31, 2006	—	$—	38,975	$224,221	$10,118	$—	$(223,944)	$10	$10,405

See accompanying notes.

TITAN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005	2004
	(in thousands of dollars)
Cash flows from operating activities:
Net loss	$(15,737)	$(22,462)	$(26,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	389	405	466
(Gain) loss on investment activities	—	(8)	261
Loss on disposition of property and equipment	5	—	4
Acquired research and development	—	—	759
Non-cash compensation related to stock options	873	—	409
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	712	(320)	254
Accounts payable	42	(171)	(816)
Accrued clinical trials and other liabilities	216	(365)	755

Net cash used in operating activities	(13,500)	(22,921)	(23,912)

Cash flows from investing activities:
Purchases of property and equipment, net	(63)	(149)	(725)
Purchases of marketable securities	(15,596)	(7,202)	(12,098)
Proceeds from maturities of marketable securities	19,740	29,884	20,800

Net cash provided by investing activities	4,081	22,533	7,977

Cash flows from financing activities:
Issuance of common stock, net	9,890	4,067	14,566

Net cash provided by financing activities	9,890	4,067	14,566

Net increase (decrease) in cash and cash equivalents	471	3,679	(1,369)
Cash and cash equivalents at beginning of year	9,142	5,463	6,832

Cash and cash equivalents at end of year	9,613	9,142	5,463
Marketable securities at end of year	4,102	8,227	30,859

Cash, cash equivalents and marketable securities at end of year	$13,715	$17,369	$36,322

Schedule of non-cash transaction:
Issuance of common stock to acquire technologies, net	$—	$—	$367

See accompanying notes.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

The Company and its Subsidiaries

We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system (CNS) disorders, cardiovascular disease, bone disease and other disorders. Our product development programs focus primarily on large pharmaceutical markets with significant unmet medical needs and commercial potential. We are directly developing our product candidates and also utilizing strategic partnerships, including a collaboration with Bayer Schering Pharma AG, Germany (Bayer Schering). These collaborations help fund product development and enable us to retain significant economic interest in our products. At December 31, 2006, we owned 81% of Ingenex, Inc. assuming the conversion of all preferred stock to common stock. In the fourth quarter of 2004, we completed the merger of ProNeura, Inc., our 89% owned subsidiary, into Titan. We operate in only one business segment, the development of pharmaceutical products.

We expect to continue to incur substantial additional operating losses from costs related to continuation of product and technology development, clinical trials, and administrative activities. We believe that with our current cash balances and the Standby Equity Distribution agreement we will have access to sufficient working capital to sustain our planned operations through the end of 2007.

Although the Standby Equity Distribution agreement provides us with up to an additional $31.0 million of financing, subject to the receipt of required shareholder approval, we will need to seek additional financing sources to fund our product development activities, and will be required to obtain substantial funding to commercialize any products other than iloperidone or Spheramine that we may successfully develop. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer or discontinue one or more of our product development programs.

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

Stock Option Plans

Effective January 1, 2006, we adopted SFAS 123R – “Share Based Payment” (SFAS 123R) using the modified-prospective-transition method. Under this transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the share-based compensation expense for the year ended December 31, 2006: 1) weighted-average risk-free interest rate of 4.8%; 2) no expected dividend payments; 3) expected holding period of 5.8 years based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla options”; 4) weighted-average volatility factor of 0.64 based on historical stock prices; and 5) an estimated forfeiture rate of 2% of options granted to management and 31% of options granted to non-management based on historical data.

The SFAS 123R share-based compensation expense recorded for awards under the stock option plans was approximately $873,000, net of estimated forfeitures, during the year ended December 31, 2006. The share-based compensation expense of $354,000 was recorded in research and development expense and $519,000 was recorded in general and administrative expense during the twelve month period ended December 31, 2006. No tax benefit was recognized related to share-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets. Our basic and diluted loss per share for the year ended December 31, 2006 increased by $0.03, due to adopting SFAS 123R.

During the year ended December 31, 2006 we granted 1,157,650 options to employees, directors and consultants to purchase common stocks. The following table summarizes option activity for the year ended December 31, 2006:

(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	6,499	$7.56
Granted	1,158	1.69
Exercised	(314)	1.98
Cancelled	(753)	4.68

Outstanding at December 31, 2006	6,590	$7.12	5.24	$3,606

Options exercisable at December 31, 2006	5,282	$8.41	4.33	$1,752

As of December 31, 2006 there was approximately $778,000 of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 0.59 year.

Until December 31, 2005, we elected to follow Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” rather than the alternative method of accounting prescribed by SFAS 123, “Accounting for Stock-Based Compensation.” Under APB 25, no compensation expense is recognized when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on our net loss and net loss per share if we had applied the provisions of SFAS 123 to estimate and recognize compensation expense for our share-based employee compensation during the year ended December 31, 2005 and 2004.

	Years Ended December 31,
	2005	2004
Net loss, as reported	$(22,462)	$(26,004)
Add: Stock-based employee compensation expense included in reported net loss	(27)	268
Deduct: Stock-based employee compensation expense determined under fair value method for all stock option grants	(873)	(1,390)

Pro forma net loss	$(23,362)	$(27,126)

Basic and diluted net loss per share, as reported	$(0.69)	$(0.83)

Pro forma basic and diluted net loss per share	$(0.72)	$(0.86)

The fair value of options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following assumptions for the year ended December 31, 2005 and 2004, respectively: weighted-average volatility factor of 0.70 and 0.70; no expected dividend payments; weighted-average risk-free interest rate in effect of 4.1% and 3.0%; and a weighted-average expected life of 3.12 and 3.97 years. In the pro forma information for periods prior to 2006, we accounted for forfeitures as they occurred.

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

All investments with original maturities of three months or less are considered to be cash equivalents. Our marketable securities, consisting primarily of high-grade debt securities including money market funds, U.S. government and corporate notes and bonds, and commercial paper, are classified as available-for-sale at time of purchase and carried at fair value. If the fair value of a security is below its amortized cost for six consecutive months or if its decline is due to a significant adverse event, the impairment is considered to be other-than-temporary. Other-than-temporary declines in fair value of our marketable securities are charged against interest income. We recognized expenses of approximately $27,000 in 2006, $45,000 in 2005, and $102,000 in 2004 as a result of charges related to other-than-temporary declines in the fair values of certain of our marketable securities. Amortization of premiums and discounts, and realized gains and losses are included in interest income. Unrealized gains and losses are included as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The cost of securities sold is based on use of the specific identification method.

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

In December 2001, we made a $300,000 equity investment in Molecular Medicine BioServices, Inc. for 714,286 shares of Series A Preferred stock, and at December 31, 2006, these shares represent 3.7% of total equity in the company. In September 2004, we recorded a $150,000 reduction in the carrying value of our investment in Molecular Medicine BioServices, Inc., and included the loss in other income (expense).

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

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) a contractual agreement exists; (2) transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. For each source of revenue, we comply with the above revenue recognition criteria in the following manner:

•

Collaborative arrangements typically consist of non-refundable and/or exclusive technology access fees, cost reimbursements for specific research and development spending, and various milestone and future product royalty payments. If the delivered technology does not have stand-alone value or if we do not have objective or reliable evidence of the fair value of the undelivered component, the amount of revenue allocable to the delivered technology is deferred. Non-refundable upfront fees with stand-alone value that are not dependent on future performance under these agreements are recognized as revenue when received, and are deferred if we have continuing performance obligations and have no evidence of fair value of those obligations. Cost reimbursements for research and development spending are recognized when the related costs are incurred and when collections are reasonably expected. Payments received related to substantive, performance-based “at-risk” milestones are recognized as revenue upon achievement of the clinical success or regulatory event specified in the underlying contracts, which represent the culmination of the earnings process. Amounts received in advance are recorded as deferred revenue until the technology is transferred, costs are incurred, or a milestone is reached.

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

Net Loss Per Share

We calculate basic net loss per share using the weighted average common shares outstanding for the period. Diluted net income per share would include the impact of other dilutive equity instruments, primarily our preferred stock, options and warrants. For the years ended December 31, 2006, 2005, and 2004, outstanding preferred stock, options and warrants totaled 6.6 million, 6.7 million, and 6.7 million shares, respectively. We reported net losses for all years presented and, therefore, preferred stock, options and warrants were excluded from the calculation of diluted net loss per share as they were anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income. The only component of other comprehensive income is unrealized gains and losses on our marketable securities. Comprehensive loss for the years ended December 31, 2006, 2005, and 2004 was $15.7 million, $22.4 million, and $26.1 million, respectively. Comprehensive income (loss) has been disclosed in the Consolidated Statements of Stockholders’ Equity for all periods presented.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The Company determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, the company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined what impact this statement will have on its results of operations or financial position.

2. Cash, Cash Equivalents and Marketable Securities

The following is a summary of our cash, cash equivalents and marketable securities at December 31, 2006 and 2005 (in thousands):

	2006				2005
Classified as:	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash	$2,053	$—	$—	$2,053	$1,444	$—	$—	$1,444
Cash equivalents:
Money market funds	7,560	—	—	7,560	7,698	—	—	7,698

Total cash and cash equivalents	9,613	—	—	9,613	9,142	—	—	9,142
Marketable securities:
Securities of the U.S. government and its agencies	4,092	10	—	4,102	8,235	9	(17)	8,227

Total cash, cash equivalents and marketable securities	$13,705	$10	$—	$13,715	$17,377	$9	$(17)	$17,369

Securities available-for-sale:
Maturing within 1 year	$3,392			$3,400	$7,236			$7,237

Maturing between 1 to 2 years	$700			$702	$999			$990

There were no material gross realized gains or losses on sales of marketable securities for the years ended December 31, 2006, 2005 and 2004.

3. Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2006	2005
Furniture and office equipment	$579	$565
Leasehold improvements	459	459
Laboratory equipment	852	964
Computer equipment	977	920

	2,866	2,908
Less accumulated depreciation and amortization	(2,409)	(2,120)

Property and equipment, net	$457	$788

Depreciation and amortization expense was $389,000, $405,000, and $466,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

4. Research and License Agreements

We have entered into various agreements with research institutions, universities, clinical research organizations and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Expenses under these agreements totaled approximately $690,000, $700,000, and $3.5 million in the years ended December 31, 2006, 2005, and 2004, respectively.

At December 31, 2006, the annual aggregate commitments we have under these agreements, including minimum license payments, are as follows (in thousands):

2007	$133
2008	102
2009	136
2010	136
2011	136

$643

After 2011, we must make annual payments aggregating $136,000 per year to maintain certain licenses. Certain licenses provide for the payment of royalties by us on future product sales, if any. In addition, in order to maintain these licenses and other rights during product development, we must comply with various conditions including the payment of patent related costs and obtaining additional equity investments.

5. Agreement with Sanofi-Aventis SA

In 1997, we entered into an exclusive license agreement with Sanofi-Aventis SA (formerly Hoechst Marion Roussel, Inc.). The agreement gave us a worldwide license to the patent rights and know-how related to the antipsychotic agent iloperidone, including the ability to develop, use, sublicense, manufacture and sell products and processes claimed in the patent rights. We are required to make additional benchmark payments as specific milestones are met. Upon commercialization of the product, the license agreement provides that we will pay royalties based on net sales.

6. Iloperidone Sublicense to Novartis Pharma AG

We entered into an agreement with Novartis Pharma AG (Novartis) in 1997 pursuant to which we granted Novartis a sublicense for the worldwide (with the exception of Japan) development, manufacturing and marketing of iloperidone. In April 2001, we entered into an amendment to the agreement for the development and commercialization of iloperidone in Japan. Under the amendment, in exchange for rights to iloperidone in Japan, we received a $2.5 million license fee in May 2001. Novartis will make our milestone payments to Sanofi-Aventis during the life of the Novartis agreement, and will also pay to Sanofi-Aventis and us a royalty on future net sales of the product, providing us with a net royalty of 8% on the first $200 million of sales annually and 10% on all sales above $200 million on an annual basis. Novartis has assumed the responsibility for all clinical development, registration, manufacturing and marketing of iloperidone, and we have no remaining obligations under the terms of this agreement, except for maintaining certain usual and customary requirements, such as confidentiality covenants.

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

7. Licensing and Collaborative Agreement with Bayer Schering Pharma AG

In January 2000, we entered into a licensing and collaborative agreement with Bayer Schering Pharma AG (Bayer Schering), under which we will collaborate with Bayer Schering on manufacturing and clinical development of our cell therapy product, Spheramine®, for the treatment of Parkinson’s disease. Under the agreement, we will perform clinical development activities for which we will receive funding. As of December 31, 2006, we have recognized $2.8 million under this agreement. In February 2002, we announced that we received a $2.0 million milestone payment from Bayer Schering. The milestone payment followed Bayer Schering’s decision in the first quarter 2002 to initiate larger, randomized clinical testing of Spheramine for the treatment of patients with advanced Parkinson’s disease following the successful completion of our Phase I/II clinical study of Spheramine. As a result, we recognized $2.0 million in contract revenue in the first quarter of 2002. Bayer Schering will fully fund, and manage in collaboration with us, all future pilot and pivotal clinical studies, and manufacturing and development activities. We are entitled to receive up to an aggregate of $8 million over the life of the Bayer Schering agreement upon the achievement of specific milestones. We will also receive a royalty on future net sales of the product.

8. DITPA Acquisition

On October 16, 2003, we announced the acquisition of a novel product in clinical testing for the treatment of congestive heart failure (CHF). The product in development, 3,5-diiodothyropropionic acid (DITPA), is an orally active analogue of thyroid hormone that has demonstrated in preclinical and clinical studies to date the ability to improve cardiac function, with no significant adverse effects. We acquired DITPA through the acquisition of Developmental Therapeutics, Inc. (DTI), a private company established to develop DITPA, and the exclusive licensee of recently issued U.S. patent and pending U.S. and international patent applications covering DITPA. We acquired DTI in a stock transaction for 1,187,500 shares of our common stock valued at approximately $3.6 million using the average market price of our common stock over the five-day trading period, including and prior to the date of the merger in accordance with generally accepted accounting principles. We also made a cash payment of $171,250 to the licensor of the technology. In the fourth quarter of 2003, the total acquisition cost of $3.9 million was reported as acquired research and development in the consolidated statement of operations. An additional payment of 712,500 shares of our common stock will be made only upon the achievement of positive pivotal study results or certain other substantial milestones within five years. In addition, a cash payment of $102,750 or, alternatively, an additional payment of 37,500 shares of our common stock, will be made to the licensor of the technology upon achievement of such study results or such other substantial milestones within five years. No specific milestones have been achieved related to this acquisition as of December 31, 2006. In October 2006, we discontinued further enrollment in our Phase II study of DITPA in CHF. We will subsequently analyze data collected to date. In addition to the discontinuation of our Phase II clinical study in CHF, the Department of Veteran’s Affairs has indicated that it will discontinue its Cooperative Studies Program Phase II study of DITPA in CHF patients.

9. Commitments and Contingencies

Lease Commitments

We lease facilities under operating leases that expire at various dates through June 2010. We also lease certain office equipment under operating and capital leases that expire at various dates through July 2009. Rental expense was $703,000, $721,000, and $832,000 for years ended December 31, 2006, 2005, and 2004, respectively.

The following is a schedule of future minimum lease payments at December 31, 2006 (in thousands):

2007	$636
2008	587
2009	584
2010	296
Thereafter	—

$2,103

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

10. Guarantees and Indemnifications

As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2006.

In the normal course of business, we have commitments to make certain milestone payments to various clinical research organizations in connection with our clinical trial activities. Payments are contingent upon the achievement of specific milestones or events as defined in the agreements, and we have made appropriate accruals in our consolidated financial statements for those milestones that were achieved as of December 31, 2006. We also provide indemnifications of varying scope to our clinical research organizations and investigators against claims made by third parties arising from the use of our products and processes in clinical trials. Historically, costs related to these indemnification provisions were immaterial. We also maintain various liability insurance policies that limit our exposure. We are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

11. Stockholders’ Equity

Preferred Stock

In connection with the merger of our Trilex Pharmaceuticals, Inc. subsidiary (Trilex) in 1997, we issued 222,400 shares of Series C convertible preferred stock (the Series C Preferred) to certain members of the Trilex management team and to certain consultants of Trilex. The Series C Preferred automatically converts to our common stock, on a one-to-one basis, only if certain development milestones are achieved within a certain timeframe. Upon achievement of the milestones, we would be required to value the technology using the then fair market value of our common stock issuable upon conversion. Certain milestones were not achieved by October 6, 2004. In February 2005, we redeemed all of the outstanding shares of Series C Preferred Stock at a redemption price equal to the aggregate par value of the shares plus accrued and unpaid dividends, if any. There were no accrued and unpaid dividends outstanding at the time of the redemption.

Common Stock

On September 28, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, we can require Cornell to purchase up to $35.0 million of our common stock over a two year period following the effective date of a registration statement covering the shares of the common stock to be sold to Cornell Capital Partners. We can make draw-downs under the agreement in $2.0 million increments. At the closing of each draw-down (which will take place six days after our notification to Cornell Capital Partners) we will issue to Cornell Capital Partners a number of shares of our common stock equal to the amount of the draw-down divided by the lowest daily volume weighted average price of our common stock during the five trading days following the draw-down notice to Cornell Capital Partners. At each closing, we will pay 5% of the amount of the draw-down to Cornell Capital Partners and $500 to Yorkville Associates Management, the investment advisor to Cornell Capital Partners. We are not obligated to make any draw-downs under the agreement, and will not pay any additional fees to Cornell Capital Partners if we do not do so. We paid Cornell Capital Partners a one-time commitment fee equal to $140,000 in the form of 75,407 shares of common stock, Monitor Capital, Inc., a placement agent fee equal to $10,000 in the form of 5,386 shares of common stock and paid Yorkville Advisors Management a structuring fee of $10,000, all of which are underwriting discounts payable or paid to Cornell Capital Partners. As of December 31, 2006, we had completed a total of five draw-downs under the Standby Equity Distribution Agreement selling a total of 3,050,435 shares of our common stock for gross proceeds of approximately $4.0 million. Net proceeds were approximately $3.8 million.

We can issue 3,344,059 additional shares under the agreement without receipt of the required shareholders’ approval. We did not make any draw-downs under this facility in 2006.

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

In February 2004, we filed a shelf registration statement with the Securities and Exchange Commission to sell up to $50 million of common or preferred stock. Under this registration statement, shares may be sold periodically to provide additional funds for our operations. In March 2004, we completed a sale of 3,075,000 shares of our common stock offered under the registration statement at a price of $5.00 per share, for gross proceeds of approximately $15.4 million. Net proceeds were approximately $14.4 million. In March 2006, we completed a sale of 3,076,924 shares of our common stock offered under the registration statement at a price of $3.25 per share, for gross proceeds of approximately $10 million. Net proceeds were approximately $9.3 million. This registration statement expired in February 2007.

In February 2007, we filed a shelf registration statement with the Securities and Exchange Commission to sell up to $50 million of common or preferred stock. Under this registration statement, shares may be sold periodically to provide additional funds for our operations.

Shares Reserved for Future Issuance

As of December 31, 2006, shares of common stock reserved by us for future issuance consisted of the following (shares in thousands):

Stock options	6,590
DTI merger contingent shares	750

7,340

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

Activity under our stock option plans, as well as non-plan activity are summarized below (shares in thousands):

	Shares Available For Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2003	2,138	5,952	$9.39
Options granted	(1,407)	1,407	$2.90
Options exercised	—	(180)	$1.17
Options cancelled	734	(734)	$7.81

Balance at December 31, 2004	1,465	6,445	$8.39
Increase in shares reserved	1,000	—	—
Options granted	(953)	953	$3.03
Options exercised	—	(145)	$1.24
Options cancelled	754	(754)	$10.14

Balance at December 31, 2005	2,266	6,499	$7.56
Options granted	(1,158)	1,158	$1.69
Options exercised	—	(314)	$1.98
Options cancelled	606	(753)	$4.68

Balance at December 31, 2006	1,714	6,590	$7.12

Our option plans allow for stock options issued as the result of a merger or consolidation of another entity, including the acquisition of minority interest of our subsidiaries, to be added to the maximum number of shares provided for in the plan (Substitute Options). Consequently, Substitute Options are not returned to the shares reserved under the plan when cancelled. During 2006, 2005 and 2004, the number of Substitute Options cancelled was immaterial.

Options for 5.3 million and 5.6 million shares were exercisable at December 31, 2006 and 2005, respectively. The options outstanding at December 31, 2006 have been segregated into four ranges for additional disclosure as follows (option shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.08 - $2.35	1,705	7.81	$1.64	769	$1.65
$2.36 - $3.69	1,668	6.29	$2.98	1,296	$3.09
$3.77 - $11.63	2,005	3.41	$8.02	2,004	$8.02
$12.68 - $43.63	1,212	3.21	$19.03	1,213	$19.03

$0.08 - $43.63	6,590	5.24	$7.12	5,282	$8.41

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

Based upon the above methodology, the weighted-average fair value of options granted during the years ended December 31, 2006, 2005, and 2004 was $1.06, $1.00, and $1.65, respectively. A tabular presentation of pro forma net loss and net loss per share information for all reporting periods is presented in Note 1.

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

14. Income Taxes

As of December 31, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $222.2 million that expire at various dates through 2026, and federal research and development tax credits of approximately $6.5 million that expire at various dates through 2026. We also had net operating loss carryforwards for state income tax purposes of approximately $87.6 million that expire at various dates through 2016, and state research and development tax credits of approximately $5.4 million which do not expire.

Current federal and California tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change of a corporation. Accordingly, the Company’s ability to utilize net operating loss and tax credit carryforwards may be limited as a result of such ownership changes. Such a limitation could result in the expiration of carryforwards before they are utilized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$75,769	$73,974
Research credit carryforwards	10,048	9,112
Other, net	5,902	5,975

Total deferred tax assets	91,719	89,061
Valuation allowance	(91,719)	(89,061)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $2.7 million, $11.9 million, and $7.6 million during 2006, 2005, and 2004, respectively.

Under SFAS 123R, the deferred tax asset for Net Operating Losses as of December 31, 2006 excludes deductions for excess tax benefits related to stock based compensation. The deferred tax asset pertaining to Net Operating Losses decreased approximately $4.2M.

In November 2005, the FASB issued Financial Statement Position (“FSP”) on SFAS No. 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. Effective upon issuance, FSP No. 123(R)-3 provides for an alternative transition method for calculating the tax effects of stock-based compensation expense pursuant to SFAS No. 123(R). The alternative transition method provides simplified approaches to establish the beginning balance of a tax benefit pool comprised of the additional paid-in capital (“APIC”) related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC tax benefit pool and the statement of cash flows of stock-based awards that were outstanding upon the adoption of SFAS No. 123(R). The Company has made the election to calculate the tax effects of stock-based compensation expense using the alternative transition method pursuant to FSP No. 123(R)-3 and computed the beginning balance of the APIC tax benefit pool by applying the simplified method. Based on the Company’s historical losses, the Company did not have cumulative excess tax benefits from stock-based compensation available in APIC that could be used to offset an equal amount of future tax shortfalls (i.e., when the amount of the tax deductible stock-based compensation is less than the related stock-based compensation cost).

The provision for income taxes consists of state minimum taxes due. The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands):

	Year Ending December 31,
	2006	2005
Computed at 34%	$(5,348)	$(7,637)
State Taxes	(909)	(1,301)
Book losses not currently benefited	6,219	8,926
Other	47	18

Total	$9	$6

15. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amount)
2006
Total revenue	$1	1	1	$29
Net loss	$(4,705)	$(3,426)	$(4,340)	$(3,266)
Basic and diluted net loss per share	$(0.13)	$(0.09)	$(0.11)	$(0.09)

2005
Total revenue	$14	13	1	$61
Net loss	$(6,296)	$(5,742)	$(6,378)	$(4,046)
Basic and diluted net loss per share	$(0.19)	$(0.18)	$(0.20)	$(0.12)