Form 10-Q
period 2007-03-31
TITAN PHARMACEUTICALS INC
filed 2007-05-09
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

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

There were 44,474,986 shares of the Registrant’s Common Stock issued and outstanding on May 7, 2007.

Titan Pharmaceuticals, Inc.

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2007	December 31, 2006
	(unaudited)	(Note A)
Assets
Current assets
Cash and cash equivalents	$1,846	$9,613
Marketable securities	8,658	4,102
Prepaid expenses, other receivables and current assets	661	504

Total current assets	11,165	14,219
Property and equipment, net	441	457
Investment in other companies	150	150
Deferred offering costs	35	214

Total assets	$11,791	$15,040

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$390	$561
Accrued clinical trials expenses	1,508	1,521
Other accrued liabilities	1,404	1,312

Total current liabilities	3,302	3,394

Minority interest—Series B preferred stock of Ingenex, Inc.	1,241	1,241

Stockholders’ equity
Common stock, at amounts paid-in	224,317	224,221
Additional paid-in capital	10,435	10,118
Accumulated deficit	(227,517)	(223,944)
Accumulated other comprehensive income	13	10

Total stockholders’ equity	7,248	10,405

Total liabilities and stockholders’ equity	$11,791	$15,040

Note A:	The balance sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statement presentation.

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amount)

	Three Months Ended March 31,
	2007	2006
Revenue:
License revenue	$—	$1

Operating expenses:
Research and development	2,040	3,687
General and administrative	1,453	1,133

Total operating expenses	3,493	4,820

Loss from operations	(3,493)	(4,819)

Other income (expense):
Interest income, net	124	145
Other expense	(204)	(31)

Other income (expense), net	(80)	114

Net loss	$(3,573)	$(4,705)

Basic and diluted net loss per share	$(0.09)	$(0.13)

Weighted average shares used in computing basic and diluted net loss per share	39,023	35,940

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,573)	$(4,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96	106
Loss (gain) on disposal of assets	(5)	5
Stock-based compensation	317	312
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	22	(365)
Accounts payable and other accrued liabilities	(92)	77

Net cash used in operating activities	(3,235)	(4,570)

Cash flows from investing activities:
Purchases of furniture and equipment	(80)	(12)
Disposals of furniture and equipment	5	21
Purchases of marketable securities	(9,052)	(1,019)
Proceeds from maturities of marketable securities	4,499	2,000

Net cash provided by (used in) investing activities	(4,628)	990

Cash flows from financing activities:
Issuance of common stock, net	96	9,721

Net cash provided by financing activities	96	9,721

Net increase (decrease) in cash and cash equivalents	(7,767)	6,141
Cash and cash equivalents at beginning of period	9,613	9,142

Cash and cash equivalents at end of period	1,846	15,283
Marketable securities at end of period	8,658	7,258

Cash, cash equivalents and marketable securities at end of period	$10,504	$22,541

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Titan Pharmaceuticals, Inc. and its subsidiaries after elimination of all significant intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or any future interim periods.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

We expect to continue to incur substantial additional operating losses from costs related to continuation and expansion of product and technology development, clinical trials, and administrative activities. We believe that our working capital at March 31, 2007, together with the proceeds from the sale of our common stock (see Note 7), and funds available under the Common Stock Purchase Agreement (see Note 6) are sufficient to sustain our planned operations through 2007.

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

Operating Subsidiary

At March 31, 2007, we owned 81% of Ingenex (assuming the conversion of all preferred stock to common stock).

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We adopted FIN 48 on January 1, 2007 and the impact on our consolidated financial statements was not material.

In September 2006, the FASB issued FASB Statement (“SFAS”) No. 157, Fair Value Measurement, (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The guidance clarifies the principle for assessing fair value based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the guidance establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data such as companies’ own data. Under this guidance, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating SFAS 157 and expects to adopt this guidance beginning on January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not decided if we will choose to measure any eligible financial assets and liabilities at fair value.

2. Stock Option Plans

In December 2004, the Financial Accounting Standards Board (FASB) issued their final standard on accounting for share-based payments in FASB Standard No. 123R (revised 2004), Share-Based Payment (SFAS 123R). This statement replaces FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The statement is effective for all interim and annual periods beginning after December 15, 2005 and requires companies to measure and recognize compensation expense for all share-based payments at fair value in the consolidated statement of income. Share-based payments include stock option grants under Company stock plans, more fully described in note 12 of the Company’s 2006 Annual Report on Form 10-K.

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

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the share-based compensation expense for the three month periods ended March 31, 2007 and 2006, respectively: 1) weighted-average risk-free interest rate of 4.5% and 4.9%; 2) no expected dividend payments; 3) expected holding periods of 5.87 and 5.75 years based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla options”; 4) weighted-average volatility factor of 0.85 and 0.61 based on historical stock prices; and 5) an estimated forfeiture rate of 2% and 2% of options granted to management and 29% and 31% of options granted to non-management based on historical data.

The FAS 123R share-based compensation expense recorded for awards under the stock option plans was approximately $317,000 and $312,000, net of estimated forfeitures, during the three month period ended March 31, 2007 and 2006, respectively. The stock-based compensation expense of $72,000 and $174,000 was recorded in research and development expense during the three month period ended March 31, 2007 and 2006, respectively, and $245,000 and $138,000 was recorded in general and administrative expense during the three month period ended March 31, 2007 and 2006, respectively. No tax benefit was recognized related to share-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

During the three month period ended March 31, 2007 we granted 586,600 options to employees, directors and consultants to purchase common stocks. The following table summarizes option activity for the three month period ended March 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	6,590,210	$7.12	5.24	$3,606
Granted	586,600	3.02
Exercised	(54,400)	1.86
Expired or forfeited	(112,687)	5.91

Outstanding at March 31, 2007	7,009,723	$6.84	5.39	$1,391

Options exercisable at March 31, 2007	5,751,212	$7.80	4.54	$1,034

As of March 31, 2007 there was approximately $1,491,000 of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 1.87 years.

3. Net Loss Per Share

We calculated net loss per share using the weighted average common shares outstanding for the periods presented. For the periods ended March 31, 2007 and 2006, the effect of an additional 7,009,723 and 7,113,978 shares, respectively, representing our authorized and issued convertible preferred stock and options, were not included in the computation of diluted earnings per share because they are anti-dilutive.

4. Income Taxes

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. Upon adoption of FIN 48, we commenced a review of our tax position taken in our tax returns that remain subject to examination. Based upon our review we do not believe we have any unrecognized tax benefits or that there is a material impact on our financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are subject to U.S. federal or state income tax examinations by tax authorities for all years in which we reported net operating losses that are being carried forward. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the period ended March 31, 2007.

5. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. The only component of other comprehensive income or loss is unrealized gains and losses on our marketable securities. Comprehensive losses for the three month period ended March 31, 2007 and 2006 were $3.5 million and $4.7 million, respectively.

6. Stockholders’ Equity

In February 2007, we filed a shelf registration statement with the Securities and Exchange Commission to sell up to $50 million of common or preferred stock. Under this registration statement, shares may be sold periodically to provide additional funds for our operations.

On March 14, 2007, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), with Azimuth Opportunity Ltd. (“Azimuth”) which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to the lesser of (a) $25,000,000 of our common stock, or (b) 7,805,887 shares of our common stock over the 24 month term of the Purchase Agreement. Over the term of the Purchase Agreement, at our sole discretion, we may present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, subject to certain limits and so long as specified conditions are met. The price per share at which the shares will be sold, and therefore the number of shares to be sold pursuant to the draw down notice, is determined over a pricing period of up to ten consecutive trading days. The per share purchase price for the shares sold on any particular trading day during the pricing period will equal the daily volume weighted average price of our common stock for that day, less a discount ranging from 4.5% to 7.0% depending on the threshold price specified by us (which in no event may be less than $1.50 per share). We are able to present Azimuth with up to 30 draw down notices during the 24 month term of the Purchase Agreement, with a minimum of five trading days required between each draw down pricing period. The Purchase Agreement also provides that from time to time and at our sole discretion we may grant Azimuth the right to exercise one or more options to purchase additional shares of our common stock up to an aggregate amount specified by us during each draw down pricing period. The threshold price for the option is determined by us and is subject to a discount calculated in the same manner as for the draw down notices. Any sale of the shares will be registered pursuant to the February 2007 shelf registration statement. No draw-downs were made under this facility during the three month period ended March 31, 2007.

On September 28, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, we could have required Cornell Capital Partners to purchase up to $35.0 million of our common stock over a two year period following the effective date of a registration statement covering the shares of the common stock to be sold to Cornell Capital Partners. We completed a total of five draw-downs under the Standby Equity Distribution Agreement selling a total of 3,050,435 shares of our common stock for gross proceeds of approximately $4.0 million. Net proceeds were approximately $3.8 million. No draw-downs were made under this facility during the three month period ended March 31, 2007. We terminated this agreement in March 2007.

In February 2004, we filed a shelf registration statement with the Securities and Exchange Commission to sell up to $50 million of common or preferred stock. Under this registration statement, shares could have been sold periodically to provide additional funds for our operations. In March 2004, we completed a sale of 3,075,000 shares of our common stock offered under the registration statement at a price of $5.00 per share, for gross proceeds of approximately $15.4 million. Net proceeds were approximately $14.4 million. In March 2006, we completed a sale of 3,076,924 shares of our common stock offered under the registration statement at a price of $3.25 per share, for gross proceeds of approximately $10 million. Net proceeds were approximately $9.3 million. This registration statement expired in February 2007.

7. Subsequent Events

In April 2007, we entered into a stock purchase agreement with certain individual and institutional investors for the purchase and sale of 5,445,546 shares of our common stock under the shelf registration statement filed in February 2007 at a price of $2.02 per share. In May 2007, we completed the sale of such shares for gross proceeds of $11.0 million. Net proceeds were approximately $10.3 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains certain forward-looking statements, within the meaning of the “safe harbor” provisions of the Private Securities Reform Act of 1995, the attainment of which involves various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “plan,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Our actual results may differ materially from those described in these forward-looking statements due to, among other factors, the results of research and development efforts, the results of pre-clinical and clinical testing, the effect of regulation by the United States Food and Drug Administration (FDA) and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, the Company’s ability to obtain additional financing, the effect of our accounting policies, and other risks detailed in our Securities and Exchange Commission filings.

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

We are directly developing our product candidates and also utilizing corporate partnerships, including a collaboration with (i) Bayer Schering Pharma AG, (Bayer Schering) for the development of Spheramine to treat Parkinson’s disease and (ii) Vanda Pharmaceuticals, Inc. (Vanda) for the development of iloperidone for the treatment of schizophrenia and related psychotic disorders. We also utilize grants from government agencies to fund development of our product candidates.

Our products candidates are at various stages of development and may not be successfully developed or commercialized. We do not currently have any products being commercially sold. Our proposed products will require significant further capital expenditures, development, testing, and regulatory clearances prior to commercialization. We may experience unanticipated problems relating to product development and cannot predict whether we will successfully develop and commercialize any products. For a full discussion of risks and uncertainties of our product development, see “Risk Factors – Our products are at various stages of development and may not be successfully developed or commercialized” in our 2006 Annual report on Form 10-K.

Results of Operations

Our net loss for the three month period ended March 31, 2007 was approximately $3.6 million, or $0.09 per share, compared to approximately $4.7 million, or $0.13 per share, for the comparable period in 2006.

We had no revenues from licensing agreements during the three month period ended March 31, 2007 and $1,000 during the comparable period in 2006.

Research and development expenses for the three month period ended March 31, 2007 were approximately $2.0 million, compared to approximately $3.7 million for the comparable period in 2006, a decrease of approximately $1.7 million. The decrease in research and development was primarily associated with the conclusion of certain clinical study related activities, and cost reduction strategies initiated during the third quarter of 2005 resulting in lower internal expenditures during the first quarter of 2007. External research and development expenses include direct expenses such as clinical research organization charges, investigator and review board fees, patient expense reimbursements, pre-clinical activities and contract manufacturing expenses. In the first quarter 2007, our external research and development expenses relating to our core product development programs were approximately: $493,000 related to Probuphine, $103,000 related to DITPA, and $88,000 related to gallium maltolate. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three month period ended March 31, 2007 were approximately $1.5 million, compared to approximately $1.1 million for the comparable period in 2006, an increase of approximately $0.4 million. The increase in general and administrative expenses during the three month period ended March 31, 2007 was primarily related to increases in stock compensation costs of approximately $107,000, professional fees of approximately $109,000 and other general and administrative costs of approximately $67,000.

Net other expense for the three month period ended March 31, 2007 was approximately $80,000, compared to net other income of approximately $114,000 in the comparable period in 2006. The increase in expense resulted primarily from the write off of deferred offering expenses of $214,000 associated with the termination of the Cornell Capital Stand by Equity Distribution Agreement in March 2007.

Liquidity and Capital Resources

We have funded our operations since inception primarily through sales of our securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government sponsored research grants. At March 31, 2007, we had approximately $10.5 million of cash, cash equivalents, and marketable securities compared to approximately $13.7 million at December 31, 2006.

Our operating activities used approximately $3.2 million during the three months ended March 31, 2007. This consisted primarily of the net loss for the period of approximately $3.6 million and approximately $284,000 related to changes in operating assets and liabilities offset in part by non-cash charges of approximately $214,000 related to the termination of the Cornell Capital Stand by Equity Distribution Agreement, $96,000 related to depreciation, and approximately $317,000 related to the amortization of stock-based compensation expenses. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses. We have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Certain of the licenses require us to pay royalties on future product sales, if any. In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent related costs, annual minimum license fees, meeting project-funding milestones and diligent efforts in product development. The aggregate commitments we have under these agreements, including minimum license payments, for the next twelve months is approximately $0.2 million.

Net cash used by investing activities of approximately $4.6 million during the three months ended March 31, 2007 consisted primarily of purchases of marketable securities of approximately $9.1 million, partially offset by maturities of marketable securities of approximately $4.5 million.

Net cash provided by financing activities during the three months ended March 31, 2007 was approximately $96,000, which consisted primarily of net proceeds from the exercise of stock options.

In February 2007, we filed a shelf registration statement with the Securities and Exchange Commission to sell up to $50 million of common or preferred stock. Under this registration statement, shares may be sold periodically to provide additional funds for our operations.

On March 14, 2007, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), with Azimuth Opportunity Ltd. (“Azimuth”) which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to the lesser of (a) $25,000,000 of our common stock, or (b) 7,805,887 shares of our common stock over the 24 month term of the Purchase Agreement. Over the term of the Purchase Agreement, at our sole discretion, we may present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, subject to certain limits and so long as specified conditions are met. The price per share at which the shares will be sold, and therefore the number of shares to be sold pursuant to the draw down notice, is determined over a pricing period of up to ten consecutive trading days. The per share purchase price for the shares sold on any particular trading day during the pricing period will equal the daily volume weighted average price of our common stock for that day, less a discount ranging from 4.5% to 7.0% depending on the threshold price specified by us (which in no event may be less than $1.50 per share). We are able to present Azimuth with up to 30 draw down notices during the 24 month term of the

Purchase Agreement, with a minimum of five trading days required between each draw down pricing period. The Purchase Agreement also provides that from time to time and at our sole discretion we may grant Azimuth the right to exercise one or more options to purchase additional shares of our common stock up to an aggregate amount specified by us during each draw down pricing period. The threshold price for the option is determined by us and is subject to a discount calculated in the same manner as for the draw down notices. Any sale of the shares will be registered pursuant to the February 2007 shelf registration statement. No draw-downs were made under this facility during the three month period ended March 31, 2007.

In April 2007, we entered into a stock purchase agreement with certain individual and institutional investors for the purchase and sale of 5,445,546 shares of our common stock under the shelf registration statement filed in February 2007 at a price of $2.02 per share. In May 2007, we completed the sale of such shares for gross proceeds of $11.0 million. Net proceeds were approximately $10.3 million.

On September 28, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, we could have required Cornell Capital Partners to purchase up to $35.0 million of our common stock over a two year period following the effective date of a registration statement covering the shares of the common stock to be sold to Cornell Capital Partners. We completed a total of five draw-downs under the Standby Equity Distribution Agreement selling a total of 3,050,435 shares of our common stock for gross proceeds of approximately $4.0 million. Net proceeds were approximately $3.8 million. No draw-downs were made under this facility during the three month period ended March 31, 2007. We terminated this agreement in March 2007.

In February 2004, we filed a shelf registration statement with the Securities and Exchange Commission to sell up to $50 million of common or preferred stock. Under this registration statement, shares could have been sold periodically to provide additional funds for our operations. In March 2004, we completed a sale of 3,075,000 shares of our common stock offered under the registration statement at a price of $5.00 per share, for gross proceeds of approximately $15.4 million. Net proceeds were approximately $14.4 million. In March 2006, we completed a sale of 3,076,924 shares of our common stock offered under the registration statement at a price of $3.25 per share, for gross proceeds of approximately $10 million. Net proceeds were approximately $9.3 million. This registration statement expired in February 2007.

We expect to continue to incur substantial additional operating losses from costs related to continuation and expansion of product and technology development, clinical trials, and administrative activities. We believe that our working capital as of March 31, 2007, together with the proceeds from the sale of our common stock and funds available under the Purchase Agreement, are sufficient to sustain our planned operations through 2007.

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

Our market risk disclosures set forth in our Form 10-K for the year ended December 31, 2006 have not changed materially.

Item 4.	Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls or in other factors during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

TITAN PHARMACEUTICALS, INC.

May 9, 2007	By:	/s/ Louis R. Bucalo
Louis R. Bucalo, M.D.
Chairman, President and Chief Executive Officer

May 9, 2007	By:	/s/ Robert E. Farrell
Robert E. Farrell, J.D.
Executive Vice President and Chief Financial Officer