Form 10-Q
period 2007-06-30
TITAN PHARMACEUTICALS INC
filed 2007-08-02
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

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

There were 44,474,986 shares of the Registrant’s Common Stock issued and outstanding on July 31, 2007.

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1.	Condensed Financial Statements (unaudited)

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2007	December 31, 2006
	(unaudited)	(Note A)
Assets
Current assets
Cash and cash equivalents	$2,999	$9,613
Marketable securities	14,638	4,102
Prepaid expenses, other receivables and current assets	520	504

Total current assets	18,157	14,219
Property and equipment, net	425	457
Investment in other companies	—	150
Other assets	93	214

Total assets	$18,675	$15,040

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$565	$561
Accrued clinical trials expenses	1,190	1,521
Other accrued liabilities	1,491	1,312

Total current liabilities	3,246	3,394

Minority interest—Series B preferred stock of Ingenex, Inc.	1,241	1,241
Stockholders’ equity
Common stock, at amounts paid-in	234,524	224,221
Additional paid-in capital	10,716	10,118
Deferred compensation	—	—
Accumulated deficit	(231,051)	(223,944)
Accumulated other comprehensive income (loss)	(1)	10

Total stockholders’ equity	14,188	10,405

Total liabilities and stockholders’ equity	$18,675	$15,040

Note A:	The balance sheet has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statement presentation.

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amount)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
License revenue	$12	$1	$12	$2
Operating expenses:
Research and development	2,649	2,378	4,689	6,065
General and administrative	1,376	1,237	2,829	2,370

Total operating expenses	4,025	3,615	7,518	8,435

Loss from operations	(4,013)	(3,614)	(7,506)	(8,433)

Other income (expense):
Interest income, net	182	201	306	346
Other income (expense)	297	(13)	93	(44)

Other income (expense), net	479	188	399	302

Net loss	$(3,534)	$(3,426)	$(7,107)	$(8,131)

Basic and diluted net loss per share	$(0.08)	$(0.09)	$(0.17)	$(0.22)

Weighted average shares used in computing basic and diluted net loss per share	42,201	38,874	40,612	37,407

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(7,107)	$(8,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	174	201
Loss (gain) on disposal of assets	(9)	5
Gain on sale of investments	(302)	—
Stock-based compensation	598	495
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	105	720
Accounts payable and other accrued liabilities	(147)	(137)

Net cash used in operating activities	(6,688)	(6,847)

Cash flows from investing activities:
Purchases of furniture and equipment	(144)	(13)
Disposals of furniture and equipment	11	21
Purchases of marketable securities	(36,831)	(9,837)
Proceeds from maturities of marketable securities	18,335	5,220
Proceeds from sales of marketable securities	7,948	—
Sale of investment in other companies	452	—

Net cash used in investing activities	(10,229)	(4,609)

Cash flows from financing activities:
Issuance of common stock, net	10,303	9,707

Net cash provided by financing activities	10,303	9,707

Net decrease in cash and cash equivalents	(6,614)	(1,749)
Cash and cash equivalents at beginning of period	9,613	9,142

Cash and cash equivalents at end of period	2,999	7,393
Marketable securities at end of period	14,638	12,868

Cash, cash equivalents and marketable securities at end of period	$17,637	$20,261

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Summary of Significant Accounting Policies

The Company

We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system (CNS) disorders, cardiovascular disease, bone disease and other disorders. Our product development programs focus primarily on large pharmaceutical markets with significant unmet medical needs and commercial potential. We are both directly developing our product candidates and utilizing strategic partnerships to help fund product development that enable us to retain significant economic interest in our products. We operate in one business segment, the development of pharmaceutical products.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Titan Pharmaceuticals, Inc. and its subsidiaries after elimination of all significant intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or any future interim periods.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (SEC).

We expect to continue to incur substantial additional operating losses from costs related to continuation and expansion of product and technology development, clinical trials, and administrative activities. We believe that our working capital at June 30, 2007 is sufficient to sustain our planned operations through 2007.

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

Operating Subsidiary

At June 30, 2007, we owned 81% of Ingenex (assuming the conversion of all preferred stock to common stock).

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

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the share-based compensation expense for the three and six month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted-average risk-free interest rate	4.9%	5%	4.6%	4.9%
Expected dividend payments	—	—	—	—
Expected holding period (years)[1]	6.1	6.1	5.9	5.8
Weighted-average volatility factor	0.84	0.68	0.85	0.61
Estimated forfeiture rates for options granted to management[2]	2%	2%	2%	2%
Estimated forfeiture rates for options granted to non-management[2]	29%	31%	29%	31%

[1]	Based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla options.”
[2]	Estimated forfeiture rates are based on historical data.

The following table summarizes the SFAS 123R share-based compensation expense recorded for awards under the stock option plans and the resulting impact on our basic and diluted loss per share for the three and six month periods ended June 30, 2007 and 2006, due to the adoption of SFAS 123R:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Research and development	$81	$63	$153	$237
General and administrative	200	120	445	258

Total share-based compensation expenses	$281	$183	$598	$495

Increase in basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

No tax benefit was recognized related to share-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

During the three month period ended June 30, 2007 we granted 10,000 options to employees, directors and consultants to purchase common stock. The following table summarizes option activity for the six month period ended June 30, 2007:

(in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Option Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	6,590	$7.12	5.24	$3,606
Granted	597	3.01
Exercised	(54)	1.86
Expired or forfeited	(125)	5.60

Outstanding at June 30, 2007	7,008	$6.84	5.09	$820

Exercisable at June 30, 2007	5,889	$7.66	4.32	$679

As of June 30, 2007 there was approximately $1.2 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 1.76 years.

3. Net Loss Per Share

We calculated net loss per share using the weighted average common shares outstanding for the periods presented. For the periods ended June 30, 2007 and 2006, the effect of an additional 7,007,801 and 6,571,187 shares, respectively, representing outstanding options, were not included in the computation of diluted earnings per share because they are anti-dilutive.

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

We file income tax returns in the U.S. and various state jurisdictions. We are subject to U.S. federal or state income tax examinations by tax authorities for all years in which we reported net operating losses that are being carried forward. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the three and six month periods ended June 30, 2007.

5. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. The only component of other comprehensive income or loss is unrealized gains and losses on our marketable securities. Comprehensive losses for the three and six month periods ended June 30, 2007 were $3.5 million and $7.1 million, respectively, and for the three and six month periods ended June 30, 2006 were $3.4 million and $8.1 million, respectively.

6. Stockholders’ Equity

In February 2007, we filed a shelf registration statement with the SEC to sell up to $50 million of common or preferred stock. Under this registration statement, shares may be sold periodically to provide additional funds for our operations. In April 2007, we entered into a stock purchase agreement with certain individual and institutional investors for the purchase and sale of 5,445,546 shares of our common stock under the shelf registration statement at a price of $2.02 per share. In May 2007, we completed the sale of such shares for gross proceeds of $11.0 million. Net proceeds were approximately $10.2 million.

On March 14, 2007, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), with Azimuth Opportunity Ltd. (“Azimuth”) which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to the lesser of (a) $25.0 million of our common stock, or (b) 7,805,887 shares of our common stock over the 24 month term of the Purchase Agreement. Over the term of the Purchase Agreement, at our sole discretion, we may present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, subject to certain limits and so long as specified conditions are met. The price per share at which the shares will be sold, and therefore the number of shares to be sold pursuant to the draw down notice, is determined over a pricing period of up to ten consecutive trading days. The per share purchase price for the shares sold on any particular trading day during the pricing period will equal the daily volume weighted average price of our common stock for that day, less a discount ranging from 4.5% to 7.0% depending on the threshold price specified by us (which in no event may be less than $1.50 per share). We are able to present Azimuth with up to 30 draw down notices during the 24 month term of the Purchase Agreement, with a minimum of five trading days required between each draw down pricing period. The Purchase Agreement also provides that from time to time and at our sole discretion we may grant Azimuth the right to exercise one or more options to purchase additional shares of our common stock up to an aggregate amount specified by us during each draw down pricing period. The threshold price for the option is determined by us and is subject to a discount calculated in the same manner as for the draw down notices. Any sale of the shares will be registered pursuant to the February 2007 shelf registration statement. No draw downs were made under this facility during the three and six month periods ended June 30, 2007.

In March 2007, we terminated the Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, we could have required Cornell Capital Partners to purchase up to $35.0 million of our common stock over a two year period following the effective date of a registration statement covering the shares of the common stock to be sold to Cornell Capital Partners. We completed a total of five draw downs under the Standby Equity Distribution Agreement selling a total of 3,050,435 shares of our common stock for gross proceeds of approximately $4.0 million. Net proceeds were approximately $3.8 million. No draw downs were made under this facility during the three and six month periods ended June 30, 2007.

In February 2004, we filed a shelf registration statement with the Securities and Exchange Commission to sell up to $50 million of common or preferred stock. Under this registration statement, shares could have been sold periodically to provide additional funds for our operations. In March 2004, we completed a sale of 3,075,000 shares of our common stock offered under the registration statement at a price of $5.00 per share, for gross proceeds of approximately $15.4 million. Net proceeds were approximately $14.4 million. In March 2006, we completed a sale of 3,076,924 shares of our common stock offered under the registration statement at a price of $3.25 per share, for gross proceeds of approximately $10.0 million. Net proceeds were approximately $9.3 million. This registration statement expired in February 2007.

7. Subsequent Events

On July 30, 2007, we received notification that on July 3, 2007 a complaint was filed in the United States District Court in and for the Middle District of Florida against, among others, Berlex, Inc., Schering AG, the Regents of the University of California and us. The complaint alleges that a patient in the Spheramine Phase IIb clinical trial suffered certain physical effects and that she and her husband suffered emotional distress as a result of her participation in the trial. The complaint alleges breach of contract, product liability and fraud and deceit claims. The plaintiffs are seeking $5,200,000 in damages, as well as punitive damages, costs and attorney’s fees. The Company maintains product liability insurance in the amount of $5 million per incidence. We disagree with these claims, and will pursue resolution of this matter.

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

We are both directly developing our product candidates and utilizing corporate partnerships, including collaborations with (i) Vanda Pharmaceuticals, Inc. (Vanda) for the development of iloperidone for the treatment of schizophrenia and related psychotic disorders and (ii) Bayer Schering Pharma AG, (Bayer Schering) for the development of Spheramine to treat Parkinson’s disease. In addition, in the past, we have utilized grants from government agencies to fund development of our product candidates.

Our product candidates are at various stages of development and may not be successfully developed or commercialized. We do not currently have any products being commercially sold. Our proposed products will require significant further capital expenditures, development, testing, and regulatory clearances prior to commercialization. We may experience unanticipated problems relating to product development and cannot predict whether we will successfully develop and commercialize any products. For a full discussion of risks and uncertainties of our product development, see “Risk Factors – Our products are at various stages of development and may not be successfully developed or commercialized” in our 2006 Annual Report on Form 10-K.

Results of Operations

Our net loss for the three month period ended June 30, 2007 was approximately $3.5 million, or $0.08 per share, compared to approximately $3.4 million, or $0.09 per share, for the comparable period in 2006. For the six month period ended June 30, 2007, our loss was approximately $7.1 million, or $0.17 per share, compared to approximately $8.1 million, or $0.22 per share, for the comparable period in 2006.

We had revenues from licensing agreements of approximately $12,000 during both the three and six month periods ended June 30, 2007, respectively, and $1,000 and $2,000 during the comparable three and six month periods of 2006, respectively.

Research and development expenses for the three month period ended June 30, 2007 were approximately $2.6 million, compared to approximately $2.4 million for the comparable period in 2006, an increase of $0.2 million, or 8%. Research and development expenses for the six month period ended June 30, 2007 were approximately $4.7 million, compared to approximately $6.1 million for the comparable period in 2006, a decrease of $1.4 million, or 23%. The increase in research and development costs during the three month period ended June 30, 2007 was primarily associated with the continuation of planned clinical trials related to our Probuphine product. The decrease in research and development costs during the six month period ended June 30, 2007 was primarily associated with the conclusion of certain clinical study related activities, and cost reduction strategies initiated during the third quarter of 2005 resulting in lower internal expenditures during the first half of 2007. This was partially offset by an increase in costs associated with the continuation of planned clinical trials related to our Probuphine product. External research and development expenses include direct expenses such as clinical research organization charges, investigator and review board fees, patient expense reimbursements, pre-clinical activities and contract manufacturing expenses. In the second quarter 2007, our external research and development expenses relating to our core product development programs were approximately: $0.6 million related to Probuphine, $0.2 million related to DITPA, and $0.2 million related to gallium maltolate. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three month period ended June 30, 2007 were approximately $1.4 million, compared to approximately $1.2 million for the comparable period in 2006, an increase of $0.2 million, or 17%. General and administrative expenses for the six month period ended June 30, 2007 were approximately $2.8 million, compared to approximately $2.4 million for the comparable period in 2006, an increase of $0.4 million, or 17%. The increase in general and administrative expenses during the three month period ended June 30, 2007 was primarily related to increases in non-cash stock compensation costs of approximately $0.1 million and other general and administrative costs of approximately $0.1 million. The increase in general and administrative expenses during the six month period ended June 30, 2007 was primarily related to increases in non-cash stock compensation costs of approximately $0.2 million, legal fees of approximately $0.1 million and other general and administrative costs of approximately $0.1 million.

Net other income for the three month period ended June 30, 2007 was approximately $0.5 million, compared to net other income of approximately $0.2 million in the comparable period in 2006. Net other income for the six month period ended June 30, 2007 was approximately $0.4 million, compared to net other income of approximately $0.3 million in the comparable period in 2006. The increase in net other income during the three month period ended June 30, 2007 was primarily related to a gain of approximately $0.3 million resulting from the sale of our investment in Molecular Medicine BioServices, Inc. For the six month period ended June 30, 2007, the gain on the sale of our equity investment was offset in part by the write off of deferred offering expenses of $0.2 million associated with the termination of the Cornell Capital Standby Equity Distribution Agreement in March 2007.

Liquidity and Capital Resources

We have funded our operations since inception primarily through sales of our securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government sponsored research grants. At June 30, 2007, we had approximately $17.6 million of cash, cash equivalents, and marketable securities compared to approximately $13.7 million at December 31, 2006.

Our operating activities used approximately $6.7 million during the six months ended June 30, 2007. This consisted primarily of the net loss for the period of approximately $7.1 million and approximately $0.3 million related to a gain recognized on the sale of our investment in Molecular Medicine BioServices, Inc. This was offset in part by non-cash charges of approximately $0.2 million related to depreciation and approximately $0.6 million related to the amortization of share-based compensation expenses. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses. We have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Certain of the licenses require us to pay royalties on future product sales, if any. In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent related costs, annual minimum license fees, meeting project-funding milestones and diligent efforts in product development. The aggregate commitments we have under these agreements, including minimum license payments, for the next twelve months is approximately $0.2 million.

Net cash used by investing activities of approximately $10.2 million during the six months ended June 30, 2007 consisted of purchases of marketable securities of approximately $36.8 million and purchases of furniture and equipment of approximately $0.1 million. This was partially offset by sales and maturities of marketable securities of approximately $26.3 million and proceeds from the sale of our investment in Molecular Medicine BioServices, Inc. of approximately $0.5 million.

Net cash provided by financing activities during the six months ended June 30, 2007 was approximately $10.3 million, which consisted primarily of net proceeds of approximately $10.2 million from the sale of common stock under our existing shelf registration statement, and net proceeds of approximately $0.1 million from the exercise of stock options.

In February 2007, we filed a shelf registration statement with the Securities and Exchange Commission to sell up to $50 million of common or preferred stock. Under this registration statement, shares may be sold periodically to provide additional funds for our operations. In April 2007, we entered into a stock purchase agreement with certain individual and institutional investors for the purchase and sale of 5,445,546 shares of our common stock under the shelf registration statement at a price of $2.02 per share. In May 2007, we completed the sale of such shares for gross proceeds of $11.0 million. Net proceeds were approximately $10.2 million.

On March 14, 2007, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), with Azimuth Opportunity Ltd. (“Azimuth”) which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to the lesser of (a) $25.0 million of our common stock, or (b) 7,805,887 shares of our common stock over the 24 month term of the Purchase Agreement. Over the term of the Purchase Agreement, at our sole discretion, we may present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, subject to certain limits and so long as specified conditions are met. The price per share at which the shares will be sold, and therefore the number of shares to be sold pursuant to the draw down notice, is determined over a pricing period of up to ten consecutive trading days. The per share purchase price for the shares sold on any particular trading day during the pricing period will equal the daily volume weighted average price of our common stock for that day, less a discount ranging from 4.5% to 7.0% depending on the threshold price specified by us (which in no event may be less than $1.50 per share). We are able to present Azimuth with up to 30 draw down notices during the 24 month term of the Purchase Agreement, with a minimum of five trading days required between each draw down pricing period. The Purchase Agreement also provides that from time to time and at our sole discretion we may grant Azimuth the right to exercise one or more options to purchase additional shares of our common stock up to an aggregate amount specified by us during each draw down pricing period. The threshold price for the option is determined by us and is subject to a discount calculated in the same manner as for the draw down notices. Any sale of the shares will be registered pursuant to the February 2007 shelf registration statement. No draw downs were made under this facility during the three and six month periods ended June 30, 2007.

In March 2007, we terminated the Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, we could have required Cornell Capital Partners to purchase up to $35.0 million of our common stock over a two year period following the effective date of a registration statement covering the shares of the common stock to be sold to Cornell Capital Partners. We completed a total of five draw downs under the Standby Equity Distribution Agreement selling a total of 3,050,435 shares of our common stock for gross proceeds of approximately $4.0 million. Net proceeds were approximately $3.8 million. No draw downs were made under this facility during the three and six month periods ended June 30, 2007.

In February 2004, we filed a shelf registration statement with the Securities and Exchange Commission to sell up to $50 million of common or preferred stock. Under this registration statement, shares could have been sold periodically to provide additional funds for our operations. In March 2004, we completed a sale of 3,075,000 shares of our common stock offered under the registration statement at a price of $5.00 per share, for gross proceeds of approximately $15.4 million. Net proceeds were approximately $14.4 million. In March 2006, we completed a sale of 3,076,924 shares of our common stock offered under the registration statement at a price of $3.25 per share, for gross proceeds of approximately $10.0 million. Net proceeds were approximately $9.3 million. This registration statement expired in February 2007.

We expect to continue to incur substantial additional operating losses from costs related to continuation and expansion of product and technology development, clinical trials, and administrative activities. We believe that our working capital as of June 30, 2007 is sufficient to sustain our planned operations through 2007.

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

Our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 have not changed materially.

Item 4.	Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls or in other factors during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II

Item 1.	Legal Proceedings

On July 30, 2007, we received notification that on July 3, 2007 a complaint was filed in the United States District Court in and for the Middle District of Florida against, among others, Berlex, Inc., Schering AG, the Regents of the University of California and us. The complaint alleges that a patient in the Spheramine Phase IIb clinical trial suffered certain physical effects and that she and her husband suffered emotional distress as a result of her participation in the trial. The complaint alleges breach of contract, product liability and fraud and deceit claims. The plaintiffs are seeking $5,200,000 in damages, as well as punitive damages, costs and attorney’s fees. The Company maintains product liability insurance in the amount of $5 million per incidence. We disagree with these claims, and will pursue resolution of this matter.

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

TITAN PHARMACEUTICALS, INC.

August 2, 2007	By:	/s/ Louis R. Bucalo
Louis R. Bucalo, M.D.
Chairman, President and Chief Executive Officer

August 2, 2007	By:	/s/ Robert E. Farrell
Robert E. Farrell, J.D.
Executive Vice President and Chief Financial Officer