Form 10-Q
period 2007-09-30
TITAN PHARMACEUTICALS INC
filed 2007-11-08
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

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

There were 44,981,460 shares of the Registrant’s Common Stock issued and outstanding on November 2, 2007.

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1.	Condensed Financial Statements (unaudited)

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2007	December 31, 2006
	(unaudited)	(Note A)
Assets
Current assets
Cash and cash equivalents	$863	$9,613
Marketable securities	12,645	4,102
Prepaid expenses, other receivables and current assets	430	504

Total current assets	13,938	14,219
Property and equipment, net	417	457
Investment in other companies	—	150
Other assets	35	214

Total assets	$14,390	$15,040

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$443	$561
Accrued clinical trials expenses	1,011	1,521
Other accrued liabilities	1,429	1,312

Total current liabilities	2,883	3,394

Minority interest—Series B preferred stock of Ingenex, Inc.	1,241	1,241
Stockholders’ equity
Common stock, at amounts paid-in	234,555	224,221
Additional paid-in capital	11,078	10,118
Accumulated deficit	(235,375)	(223,944)
Accumulated other comprehensive income	8	10

Total stockholders’ equity	10,266	10,405

Total liabilities and stockholders’ equity	$14,390	$15,040

Note A:	The balance sheet has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statement presentation.

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amount)

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
License revenue	$—	$1	$12	$3
Operating expenses:
Research and development	3,093	3,264	7,782	9,329
General and administrative	1,467	1,287	4,296	3,657

Total operating expenses	4,560	4,551	12,078	12,986

Loss from operations	(4,560)	(4,550)	(12,066)	(12,983)
Other income (expense):
Interest income, net	186	208	492	554
Other income (expense)	50	2	143	(42)

Other income (expense), net	236	210	635	512

Net loss	$(4,324)	$(4,340)	$(11,431)	$(12,471)

Basic and diluted net loss per share	$(0.10)	$(0.11)	$(0.27)	$(0.33)

Weighted average shares used in computing basic and diluted net loss per share	44,478	38,891	41,901	37,902

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(11,431)	$(12,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	234	293
Loss (gain) on disposal of assets	(9)	5
Gain on sale of investments	(352)	—
Stock-based compensation	960	673
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	253	674
Accounts payable and other accrued liabilities	(511)	1,003

Net cash used in operating activities	(10,856)	(9,823)

Cash flows from investing activities:
Purchases of furniture and equipment	(196)	(55)
Disposals of furniture and equipment	11	21
Purchases of marketable securities	(48,872)	(13,228)
Proceeds from maturities of marketable securities	24,279	13,290
Proceeds from sales of marketable securities	16,048	—
Sale of investment in other companies	502	—

Net cash provided by (used in) investing activities	(8,228)	28

Cash flows from financing activities:
Issuance of common stock, net	10,334	9,752

Net cash provided by financing activities	10,334	9,752

Net decrease in cash and cash equivalents	(8,750)	(43)
Cash and cash equivalents at beginning of period	9,613	9,142

Cash and cash equivalents at end of period	863	9,099
Marketable securities at end of period	12,645	8,219

Cash, cash equivalents and marketable securities at end of period	$13,508	$17,318

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Titan Pharmaceuticals, Inc. and its subsidiaries after elimination of all significant intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or any future interim periods.

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

We expect to continue to incur substantial additional operating losses from costs related to continuation and expansion of product and technology development, clinical trials, and administrative activities. We believe that our working capital at September 30, 2007, together with the proceeds from the sale of our common stock (see Note 8), and funds available under the Common Stock Purchase Agreement (see Note 7) are sufficient to sustain our planned operations through the first half of 2008.

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

Majority-Owned Subsidiary

At September 30, 2007, we owned 81% of Ingenex (assuming the conversion of all preferred stock to common stock).

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

In June 2007, the EITF reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). Under EITF 07-03, nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or services are performed. If our expectations change such that we do not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-03 is effective for new contracts entered into beginning January 1, 2008. We have not yet determined the impact that EITF 07-03 will have on our financial statements.

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

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the share-based compensation expense for the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Weighted-average risk-free interest rate	4.3%	4.5%	4.5%	4.8%
Expected dividend payments	—	—	—	—
Expected holding period (years)[1]	5.9	6.0	5.9	5.8
Weighted-average volatility factor	0.76	0.71	0.84	0.64
Estimated forfeiture rates for options granted to management[2]	2%	2%	2%	2%
Estimated forfeiture rates for options granted to non-management[2]	29%	31%	29%	31%

[1]	Based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla options.”

[2]	Estimated forfeiture rates are based on historical data.

The following table summarizes the SFAS 123R share-based compensation expense recorded for awards under the stock option plans and the resulting impact on our basic and diluted loss per share for the three and nine month periods ended September 30, 2007 and 2006, due to the adoption of SFAS 123R:

	Three Months Ended September 30,		Nine months Ended September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Research and development	$153	$58	$305	$295
General and administrative	210	120	655	378

Total share-based compensation expenses	$363	$178	$960	$673

Increase in basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

No tax benefit was recognized related to share-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

During the three month period ended September 30, 2007 we granted 95,000 options to employees, directors and consultants to purchase common stock. The following table summarizes option activity for the nine month period ended September 30, 2007:

(in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Option Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	6,590	$7.12	5.24	$3,606
Granted	692	2.88
Exercised	(74)	1.79
Expired or forfeited	(282)	4.85

Outstanding at September 30, 2007	6,926	$6.85	5.03	$907

Exercisable at September 30, 2007	5,869	$7.61	4.31	$805

As of September 30, 2007 there was approximately $1.1 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 1.67 years.

3. Net Loss Per Share

We calculated net loss per share using the weighted average common shares outstanding for the periods presented. For the periods ended September 30, 2007 and 2006, the effect of an additional 6,926,273 and 6,995,790 shares, respectively, representing outstanding options, were not included in the computation of diluted earnings per share because they are anti-dilutive.

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

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the three and nine month periods ended September 30, 2007.

5. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. The only component of other comprehensive income or loss is unrealized gains and losses on our marketable securities. Comprehensive losses for the three and nine month periods ended September 30, 2007 were $4.3 million and $11.4 million, respectively, and for the three and nine month periods ended September 30, 2006 were $4.3 million and $12.4 million, respectively.

6. Commitments and Contingencies

Legal Proceedings

On July 30, 2007, we received notification that on July 3, 2007 a complaint was filed in the United States District Court in and for the Middle District of Florida against, among others, Berlex, Inc., Schering AG, the Regents of the University of California and us. The complaint alleges that a patient in the Spheramine Phase IIb clinical trial suffered certain physical effects and that she and her husband suffered emotional distress as a result of her participation in the trial. The complaint alleged breach of contract, product liability and fraud and deceit claims. The plaintiffs were seeking $5.2 million in damages, as well as punitive damages, costs and attorney’s fees.

On or about September 18, 2007, the plaintiff voluntarily dismissed the complaint in United States District Court in and for the Middle District of Florida and filed a substantially similar action in the Superior Court of the State of California, Alameda County.

The Company maintains product liability insurance in the amount of $5 million per incidence. We disagree with these claims, and will pursue resolution of this matter.

7. Stockholders’ Equity

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

On March 14, 2007, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), with Azimuth Opportunity Ltd. (“Azimuth”) which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to the lesser of (a) $25.0 million of our common stock, or (b) 7,805,887 shares of our common stock over the 24 month term of the Purchase Agreement. Over the term of the Purchase Agreement, at our sole discretion, we may present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, subject to certain limits and so long as specified conditions are met. The price per share at which the shares will be sold, and therefore the number of shares to be sold pursuant to the draw down notice, is determined over a pricing period of up to ten consecutive trading days. The per share purchase price for the shares sold on any particular trading day during the pricing period will equal the daily volume weighted average price of our common stock for that day, less a discount ranging from 4.5% to 7.0% depending on the threshold price specified by us (which in no event may be less than $1.50 per share). We are able to present Azimuth with up to 30 draw down notices during the 24 month term of the Purchase Agreement, with a minimum of five trading days required between each draw down pricing period. The Purchase Agreement also provides that from time to time and at our sole discretion we may grant Azimuth the right to exercise one or more options to purchase additional shares of our common stock up to an aggregate amount specified by us during each draw down pricing period. The threshold price for the option is determined by us and is subject to a discount calculated in the same manner as for the draw down notices. Any sale of the shares will be registered pursuant to the February 2007 shelf registration statement. No draw downs were made under this facility during the three and nine month periods ended September 30, 2007.

In March 2007, we terminated the Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, we could have required Cornell Capital Partners to purchase up to $35.0 million of our common stock over a two year period following the effective date of a registration statement covering the shares of the common stock to be sold to Cornell Capital Partners. We completed a total of five draw downs under the Standby Equity Distribution Agreement selling a total of 3,050,435 shares of our common stock for gross proceeds of approximately $4.0 million. Net proceeds were approximately $3.8 million. No draw downs were made under this facility during the nine month period ended September 30, 2007.

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

8. Subsequent Events

On October 1, 2007, we granted to Dr. Marc Rubin, upon his joining the Company as President and Chief Executive Officer and pursuant to his agreement with the Company, 10-year options to purchase 1,500,000 shares of common stock at an exercise price of $2.40 per share. The options vest monthly over a four-year period, subject to a requirement of at least 12 months of employment for the vesting of any options. Notwithstanding the foregoing, all unvested options will automatically become vested and exercisable immediately prior to the occurrence of a change of control. The options will expire on the tenth anniversary of the date of the Option Agreement. The Company received no consideration for the issuance of the options. The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder, because the shares were issued to a sophisticated individual who is a director and officer of the Company in a private transaction.

On October 26, 2007, we completed a sale of 486,746 shares of our common stock under the Purchase Agreement with Azimuth (described in Note 7) at a price of approximately $2.05 per share, for gross proceeds of approximately $1.0 million. Net proceeds were approximately $965,000.

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

Overview

We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system (CNS) disorders, cardiovascular disease, bone disease and other disorders. Our product development programs focus primarily on large pharmaceutical markets with significant unmet medical needs and commercial potential. We are focused primarily on clinical development of the following products:

•	Iloperidone: for the treatment of schizophrenia and related psychiatric disorders (partnered with Vanda Pharmaceuticals, Inc.)

•	Probuphine: for the treatment of opioid dependence

•	Spheramine: for the treatment of advanced Parkinson’s disease (partnered with Bayer Schering Pharma AG)

•	DITPA: for the treatment of cardiovascular disease

•	Gallium maltolate: for the treatment of bone related diseases, chronic bacterial infections and cancer

We are both directly developing our product candidates and utilizing corporate partnerships, including collaborations with (i) Vanda Pharmaceuticals, Inc. (Vanda) for the development of iloperidone for the treatment of schizophrenia and related psychiatric disorders and (ii) Bayer Schering Pharma AG, (Bayer Schering) for the development of Spheramine to treat Parkinson’s disease. In addition, in the past, we have utilized grants from government agencies to fund development of our product candidates.

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

Results of Operations

Our net loss for the three month period ended September 30, 2007 was approximately $4.3 million, or $0.10 per share, compared to approximately $4.3 million, or $0.11 per share, for the comparable period in 2006. For the nine month period ended September 30, 2007, our loss was approximately $11.4 million, or $0.27 per share, compared to approximately $12.5 million, or $0.33 per share, for the comparable period in 2006.

We had no revenues from licensing agreements during the three month period ended September 30, 2007 and revenues from licensing agreements of approximately $12,000 during the nine month period ended September 30, 2007. We had revenues from licensing agreements of $1,000 and $3,000 during the comparable three and nine month periods of 2006, respectively.

Research and development expenses for the three month period ended September 30, 2007 were approximately $3.1 million, compared to approximately $3.3 million for the comparable period in 2006, a decrease of $0.2 million, or 6%. Research and development expenses for the nine month period ended September 30, 2007 were approximately $7.8 million, compared to approximately $9.3 million for the comparable period in 2006, a decrease of $1.5 million, or 16%. The decrease in research and development costs during the three and nine month periods ended September 30, 2007 was primarily associated with the conclusion of certain clinical study related activities and reductions in employee related costs and other internal expenditures. This was partially offset by an increase in costs associated with the continuation of planned clinical trials related to our Probuphine product. External research and development expenses include direct expenses such as clinical research organization charges, investigator and review board fees, patient expense reimbursements, pre-clinical activities and contract manufacturing expenses. In the third quarter 2007, our external research and development expenses relating to our core product development programs were approximately: $1.3 million related to Probuphine, $0.2 million related to DITPA, and $0.2 million related to gallium maltolate. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three month period ended September 30, 2007 were approximately $1.5 million, compared to approximately $1.3 million for the comparable period in 2006, an increase of $0.2 million, or 15%. General and administrative expenses for the nine month period ended September 30, 2007 were approximately $4.3 million, compared to approximately $3.7 million for the comparable period in 2006, an increase of $0.6 million, or 16%. The increase in general and administrative expenses during the three month period ended September 30, 2007 was primarily related to increases in non-cash stock compensation costs of approximately $0.1 million and other general and administrative costs of approximately $0.1 million. The increase in general and administrative expenses during the nine month period ended September 30, 2007 was primarily related to increases in non-cash stock compensation costs of approximately $0.3 million, legal fees of approximately $0.1 million and other general and administrative costs of approximately $0.2 million.

Net other income for the three month period ended September 30, 2007 was approximately $0.2 million, compared to net other income of approximately $0.2 million in the comparable period in 2006. Net other income for the nine month period ended September 30, 2007 was approximately $0.6 million, compared to net other income of approximately $0.5 million in the comparable period in 2006. The increase in net other income during the nine month period ended September 30, 2007, was primarily related to a gain of approximately $0.4 million resulting from the sale of our investment in Molecular Medicine BioServices, Inc. offset in part by the write-off of deferred offering expenses of $0.2 million associated with the termination of the Cornell Capital Standby Equity Distribution Agreement in March 2007 and a reduction in interest income of approximately $0.1 million resulting from lower cash balances.

Liquidity and Capital Resources

We have funded our operations since inception primarily through sales of our securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government sponsored research grants. At September 30, 2007, we had approximately $13.5 million of cash, cash equivalents, and marketable securities compared to approximately $13.7 million at December 31, 2006.

Our operating activities used approximately $10.9 million during the nine months ended September 30, 2007. This consisted primarily of the net loss for the period of approximately $11.4 million, approximately $0.4 million related to a gain recognized on the sale of our investment in Molecular Medicine BioServices, Inc. and $0.3 million related to changes in operating assets and liabilities. This was offset in part by non-cash charges of approximately $0.2 million related to depreciation and approximately $1.0 million related to share-based compensation expenses. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses. We have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Certain of the licenses require us to pay royalties on future product sales, if any. In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent related costs, annual minimum license fees, meeting project-funding milestones and diligent efforts in product development. The aggregate commitments we have under these agreements, including minimum license payments, for the next twelve months is approximately $0.2 million.

Net cash used by investing activities of approximately $8.2 million during the nine months ended September 30, 2007 consisted of purchases of marketable securities of approximately $48.9 million and purchases of furniture and equipment of approximately $0.2 million. This was partially offset by sales and maturities of marketable securities of approximately $40.3 million and proceeds from the sale of our investment in Molecular Medicine BioServices, Inc. of approximately $0.5 million.

Net cash provided by financing activities during the nine months ended September 30, 2007 was approximately $10.3 million, which consisted primarily of net proceeds of approximately $10.2 million from the sale of common stock under our existing shelf registration statement (described below), and net proceeds of approximately $0.1 million from the exercise of stock options.

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

On March 14, 2007, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), with Azimuth Opportunity Ltd. (“Azimuth”) which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to the lesser of (a) $25.0 million of our common stock, or (b) 7,805,887 shares of our common stock over the 24 month term of the Purchase Agreement. Over the term of the Purchase Agreement, at our sole discretion, we may present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, subject to certain limits and so long as specified conditions are met. The price per share at which the shares will be sold, and therefore the number of shares to be sold pursuant to the draw down notice, is determined over a pricing period of up to ten consecutive trading days. The per share purchase price for the shares sold on any particular trading day during the pricing period will equal the daily volume weighted average price of our common stock for that day, less a discount ranging from 4.5% to 7.0% depending on the threshold price specified by us (which in no event may be less than $1.50 per share). We are able to present Azimuth with up to 30 draw down notices during the 24 month term of the Purchase Agreement, with a minimum of five trading days required between each draw down pricing period. The Purchase Agreement also provides that from time to time and at our sole discretion we may grant Azimuth the right to exercise one or more options to purchase additional shares of our common stock up to an aggregate amount specified by us during each draw down pricing period. The threshold price for the option is determined by us and is subject to a discount calculated in the same manner as for the draw down notices. Any sale of the shares will be registered pursuant to the February 2007 shelf registration statement. No draw downs were made under this facility during the three and nine month periods ended September 30, 2007. On October 26, 2007, we completed a sale of 486,746 shares of our common stock under the Purchase Agreement with Azimuth at a price of approximately $2.05 per share, for gross proceeds of approximately $1.0 million. Net proceeds were approximately $965,000.

In March 2007, we terminated the Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, we could have required Cornell Capital Partners to purchase up to $35.0 million of our common stock over a two year period following the effective date of a registration statement covering the shares of the common stock to be sold to Cornell Capital Partners. We completed a total of five draw downs under the Standby Equity Distribution Agreement selling a total of 3,050,435 shares of our common stock for gross proceeds of approximately $4.0 million. Net proceeds were approximately $3.8 million. No draw downs were made under this facility during the nine month period ended September 30, 2007.

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

We expect to continue to incur substantial additional operating losses from costs related to continuation and expansion of product and technology development, clinical trials, and administrative activities. We believe that our working capital at September 30, 2007, together with the proceeds from the sale of our common stock and funds available under the Common Stock Purchase Agreement, are sufficient to sustain our planned operations through the first half of 2008.

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

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls or in other factors during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II

Item 1.	Legal Proceedings

On July 30, 2007, we received notification that on July 3, 2007 a complaint was filed in the United States District Court in and for the Middle District of Florida against, among others, Berlex, Inc., Schering AG, the Regents of the University of California and us. The complaint alleges that a patient in the Spheramine Phase IIb clinical trial suffered certain physical effects and that she and her husband suffered emotional distress as a result of her participation in the trial. The complaint alleged breach of contract, product liability and fraud and deceit claims. The plaintiffs were seeking $5.2 million in damages, as well as punitive damages, costs and attorney’s fees.

On or about September 18, 2007, the plaintiff voluntarily dismissed the complaint in United States District Court in and for the Middle District of Florida and filed a substantially similar action in the Superior Court of the State of California, Alameda County.

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

On or about August 22, 2007, we distributed our Definitive Proxy Statement and Annual Report to Stockholders to each stockholder of record as of July 24, 2007, for our Annual Meeting of Stockholders held on September 6, 2007 at 9:00 a.m. local time (the “Annual Meeting”). At the Annual Meeting, the stockholders were asked to consider two proposals.

The first proposal involved the election of directors. The existing Board of Directors (the “Board”) nominated nine nominees recommended by the Nominating Committee of the Board, all of whom were then serving as our directors. The nominees of the Board were all re-elected and the voting results with respect thereto were:

Name	Votes For	Votes Withheld
Louis R. Bucalo, M.D.	34,117,691	4,327,241
Victor J. Bauer, Ph.D.	34,145,991	4,298,941
Sunil Bhonsle	34,165,513	4,279,419
Eurelio M. Cavalier	34,104,787	4,340,145
Hubert E. Huckel, M.D.	34,173,739	4,271,193
Joachim Friedrich Kapp, M.D., Ph.D.	34,170,091	4,274,841
M. David MacFarlane, Ph.D.	34,177,059	4,267,873
Ley S. Smith	34,200,094	4,244,838
Konrad M. Weis, Ph.D.	34,147,789	4,297,143

The second proposal was to ratify the appointment of Odenberg, Ullakko, Muranishi & Co. LLP as the independent auditors of the Company for the fiscal year ending December 31, 2007. The results were:

For:	34,741,562
Against:	3,683,563
Abstain:	19,807

Item 6.	Exhibits

Exhibits
10.1	Employment agreement with Marc Rubin, M.D. dated August 10, 2007.

10.2	Employment agreement with Louis R. Bucalo, M.D. dated September 17, 2007.

31.1	Rule 13a-14(a) Certification of Chairman, President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Executive Vice President and Chief Financial Officer.

32	Certifications pursuant to 18 U.S.C Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

November 8, 2007	By:	/s/ Marc Rubin
Marc Rubin, M.D.
President and Chief Executive Officer

November 8, 2007	By:	/s/ Robert E. Farrell
Robert E. Farrell, J.D.
Executive Vice President and Chief Financial Officer