Form 10-K
period 2007-12-31
TITAN PHARMACEUTICALS INC
filed 2008-03-12
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Small Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 43,488,626 shares of voting and non-voting common equity held by non-affiliates of the registrant based on the closing price on June 29, 2007 was $94.4 million.

As of March 7, 2008, 58,281,460 shares of common stock, $.001 par value, of the registrant were issued and outstanding.

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

Item1.	Business

(a) General Development of Business

We are a biopharmaceutical company developing proprietary therapeutics primarily for the treatment of central nervous system (CNS) disorders. Our product development programs focus primarily on large pharmaceutical markets with significant unmet medical needs and commercial potential. We are focused primarily on clinical development of the following products:

•	Probuphine: for the treatment of opioid addiction

•	Iloperidone: for the treatment of schizophrenia and related psychotic disorders (partnered with Vanda Pharmaceuticals, Inc.)

•	Spheramine: for the treatment of advanced Parkinson’s disease (partnered with Bayer Schering Pharma AG)

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

Our resources are focused primarily on the development of Probuphine; and while we also have rights to the following compounds—3,5 diiodothyropropionic acid, or DITPA, a proprietary product with potential for the treatment of cardiovascular disease and gallium maltolate, a novel oral agent for the potential treatment of chronic bacterial infections, bone disease and cancer, there will be minimal expenses associated with these compounds, while we evaluate further activities in these programs.

(b) Financial Information About Industry Segments

We operate in only one business segment, the development of pharmaceutical products.

(c) Narrative Description of Business

Product Development Programs

The following table provides summary status of our products in development:

Product	Potential Indication(s)	Phase of Development	Marketing Rights

Probuphine	Opioid addiction	Phase III	Titan

Iloperidone	Schizophrenia, psychosis	NDA Filed	Vanda Pharmaceuticals, Inc.

Spheramine	Parkinson’s disease	Phase IIb	Bayer Schering Pharma AG

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

Probuphine

We are developing Probuphine for the treatment of opioid addiction. Probuphine is the first product to utilize our novel, proprietary ProNeura long-term drug delivery technology (See “ProNeura Continuous Drug Delivery Technology” below). Probuphine is designed to provide continuous, long-term therapeutic levels of the drug buprenorphine, an approved agent for the treatment of opioid addiction.

In December 2007, we completed enrollment in a randomized, double-blind, placebo-controlled, multi-center Phase III clinical study of Probuphine in the treatment of opioid addiction. This 150 patient study, which is being conducted in the U.S., will evaluate the safety and effectiveness of treatment with Probuphine versus placebo in reducing opioid addiction over 24 weeks of treatment. Results of this study are expected in the second half of 2008.

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

In June 2004, we announced final results from a pilot clinical study that evaluated the safety, pharmacokinetics and preliminary efficacy of Probuphine in the treatment of opioid-addicted patients. The results were presented at the Annual Meeting of The International Society of Addiction Medicine in Helsinki, and demonstrated that all 12 patients switched from daily sublingual buprenorphine therapy to Probuphine, had maintenance of therapeutic benefit for a period of six months following a single treatment of Probuphine. Treatment with Probuphine was well tolerated in this clinical study, with no significant adverse events.

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

In September 2007, Vanda submitted a New Drug Application (NDA) with the FDA for iloperidone. The NDA for iloperidone was officially accepted for review by the FDA in November 2007, with the potential for approval of the product in the second half of 2008.

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

In June 2007, enrollment was completed in a current multi-center, randomized, double-blind, placebo-controlled clinical trial of Spheramine in Parkinson’s disease. This Phase IIb clinical study enrolled 71 patients with advanced Parkinson’s disease (Hoehn and Yahr Stages III and IV) to further evaluate the efficacy, safety, and tolerability of Spheramine. The results from this study are expected to be available in the second half of 2008.

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

In addition to Probuphine, which is our first product in clinical testing to utilize our proprietary ProNeura long term drug delivery technology, we are planning to develop our ProNeura sustained drug delivery technology for other potential treatment applications in which conventional treatment is limited by variability in blood drug levels and poor patient compliance. ProNeura technology was developed to address the need for a simple, practical method to achieve continuous long-term drug delivery, and potentially can provide controlled drug release on an outpatient basis over extended periods of up to 6—12 months.

Sponsored Research and License Agreements

We are a party to several agreements with research institutions, companies, universities and other entities for the performance of research and development activities and for the acquisition of licenses relating to such activities. Expenses under these agreements totaled approximately $378,000, $690,000, and $700,000 in the years ended December 31, 2007, 2006, and 2005, respectively.

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

Gallium Complexes

In August 2000, through the acquisition of GeoMed, Inc., we acquired an exclusive worldwide license to make, use and sell products developed under the patent rights to the compositions and application of gallium complexes. Under this license agreement, we are required to make an annual license payment to Dr. Lawrence Bernstein, technology inventor, of $75,000, as well as royalty payments based on future net sales of products and processes incorporating the licensed technology. We must also pay all costs and expenses incurred in patent prosecution and maintenance.

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

Patents have issued that cover certain aspects of our Spheramine product and its use, including four U.S. patents with patent terms expiring in 2010, 2014, 2015 and 2017, and one European patent, which has been unbundled as 13 national patents in various European countries, one Australian, two Japanese, one Hong Kong and one Canadian patent, all of which have patent terms expiring in 2011. Patents have issued relating to aspects of our gene transfer technology, including two U.S. patents with patent terms expiring in 2016, one European patent, one Canadian patent, two Australian patents, one South African patent, and one Taiwanese patent, all of which have patent terms expiring in 2017, and one Philippine patent with a patent term expiring in 2019. These dates do not include possible term extensions.

We are the owners of certain U.S. and foreign patents and patent applications relating to our CCM technology. Prosecution of patent applications relating to these technologies is continuing, and prosecution of some of their foreign counterparts is still being continued, although it is uncertain whether additional patents will be granted. Two foreign patents have issued that cover certain aspects of the use of our Spheramine product and other CCM technology, including one Australian and one New Zealand patent, both of which have patent terms expiring in 2018. We also are the owners of certain U.S. and foreign patents and patent applications relating to the application of our CCM technology to treat schizophrenia, including one U.S. patent, which has a patent term expiring in 2019, and one European patent, one New Zealand patent, one Australian patent, one Mexican patent, and one South African patent, which have patent terms expiring in 2020. These dates do not include possible term extensions.

ProNeura Long-term Drug Delivery System

We are the exclusive licensee under the MIT license to two U.S. patents relating to a long-term drug delivery system, with patent terms expiring in 2009, and certain European patents with patent terms expiring in 2008 and 2010. These dates do not include possible term extensions. Four additional patent applications have been filed which incorporate the use of specific compounds with the ProNeura technology, including two applications related to Probuphine for the potential treatment of opioid addiction and chronic pain. These applications are currently in process at the U.S. Patent and Trademark Office.

Other Compounds

We hold an exclusive license to two issued U.S. patents with patent terms expiring in 2021, one pending U.S. patent application, one issued Mexican patent with a term expiring in 2022, and related pending foreign patent applications relating to the use of 3,5-diiodothyroproprionic acid (DITPA) and other compounds for the treatment of heart failure and the treatment of elevated cholesterol. These dates do not include possible term extensions.

We have rights to 10 U.S. patents expiring in 2009 and 2010 and several foreign patents expiring in 2011 covering pharmaceutical compositions and methods of use for gallium complexes. These dates do not include possible term extensions. We are also the exclusive licensee of certain issued U.S. and foreign patents related to the use of gallium compounds to treat rheumatoid arthritis. The U.S. patent term expires in 2010. In addition, we are licensees of certain issued U.S. and foreign patents and patent applications relating to methods of use to inhibit the growth of P. aeruginosa, and to treat infections caused by intracellular pathogens and pathogens causing chronic pulmonary infections, and human immunodeficiency virus infections. The two issued U.S. patents have terms expiring in 2016. We have filed additional patent applications covering the use of gallium complexes in treating infection by intracellular prokaryotes, DNA viruses, and retroviruses, treating inflammatory arthritis, treatment and prevention of adverse liver conditions, and treatment of biofilm-associated infections. One issued Australian patent and one issued European patent, unbundled as seven national patents, relating to treating infection by intracellular prokaryotes, DNA viruses, and retroviruses, have terms expiring in 2020. These dates do not include possible term extensions.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including major pharmaceutical companies and specialized biotechnology companies, are engaged in the development and commercialization of therapeutic agents designed for the treatment of the same diseases and disorders that we target. Many of our competitors have substantially greater financial and other resources, larger research and development staffs and more experience in the regulatory approval process. Moreover, potential competitors have or may have patents or other rights that conflict with patents covering our technologies. For risks we face with respect to competition, see “Risk Factors—We face intense competition.”

Probuphine

Reckitt & Benckiser, Inc. received FDA approval in 2002 for a sublingual buprenorphine product for the treatment of opioid addiction. This product, to be administered daily, might compete with our six-month implantable product for opioid addiction. The FDA previously approved Orphan Drug designation, expiring in 2009, for Reckitt Benckiser’s sublingual buprenorphine for the treatment of opioid addiction. Other forms of buprenorphine are also in development by other companies, including intramuscular injections and intranasally delivered buprenorphine, which also might compete with our product.

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

Employees

At December 31, 2007 we had 44 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. See “Risk Factors—We may not be able to retain our key management and scientific personnel.”

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

From our inception through December 31, 2007, we had an accumulated deficit of approximately $241.6 million. We will continue to incur losses for the foreseeable future as a result of the various costs associated with our research, development, financial, administrative, regulatory and management activities. We may never achieve or sustain profitability.

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

If we and our corporate partners are unable to obtain regulatory approval for our products, our business will be seriously harmed.

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

As a company with limited resources, we rely significantly on the resources of third parties to conduct research and development and complete the regulatory approval process on our behalf. For example, our ability to ultimately derive revenues from iloperidone is almost entirely dependent upon Novartis and Vanda Pharmaceuticals completing the regulatory approval process and implementing the marketing program necessary to commercialize iloperidone if the product is approved by the FDA. We are similarly dependent upon Bayer Schering, our collaborator for the development and commercialization of Spheramine. Beyond our contractual rights, we cannot control the amount or timing of resources that any existing or future corporate partner devotes to product development and commercialization efforts for our product candidates. We depend on our ability to maintain existing collaborative relationships, to develop new collaborative relationships with third parties and to acquire or in-license additional products and technologies for the development of new product candidates. We cannot assure you that we will be able to maintain or develop new collaborative relationships, or that any such third-party products or technology will be available on acceptable terms, if at all.

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

As a company with a limited number of personnel, we are highly dependent on the services of our executive management and scientific staff. The loss of one or more of such individuals could substantially impair ongoing research and development programs and could hinder our ability to obtain corporate partners. Our success depends in large part upon our ability to attract and retain highly qualified personnel. We compete in our hiring efforts with other pharmaceutical and biotechnology companies, as well as universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain personnel.

We will need additional financing.

At December 31, 2007, we had approximately $30.0 million of cash, cash equivalents, and marketable securities. Our financing agreement with Azimuth Opportunity Ltd. can provide us with up to an additional $24.0 million, subject to shareholder approval for certain amounts under this agreement, as well as an increase in our authorized capital stock. We will need to seek additional financing to continue our product development activities, and will be required to obtain substantial funding to commercialize any products other than iloperidone or Spheramine that we may successfully develop. Other than the Common Stock Purchase Agreement with Azimuth Opportunity Ltd., we do not have any funding commitments or arrangements. If we are unable to generate adequate revenues, enter into a corporate collaboration, complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer or discontinue one or more of our product development programs.

We will need to seek and obtain stockholder approval of an increase in our authorized capital stock in order to raise additional equity financing or undertake certain potential business transactions.

As of December 31, 2007, only 894,767 shares of our authorized common stock remained available for issuance (excluding shares that have been reserved for issuance upon exercise of outstanding options and warrants). While we intend to seek approval of an increase in our authorized capital stock at or prior to the next annual meeting of stockholders, we may not be successful in obtaining the necessary approval. Unless and until we obtain approval of an increase in our authorized capital stock, our ability to raise additional equity financing or pursue certain business opportunities that would entail the issuance of our shares, will be restricted.

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

We have a five-year operating lease, expiring in June 2010, for approximately 15,782 square feet of office space in South San Francisco, California. We also have a lease, expiring in March 2008, for approximately 2,100 square feet of office and laboratory space in Somerville, New Jersey. In February 2008, we entered into a lease, expiring in March 2011, for approximately 3,135 square feet of office space in Fort Lee, New Jersey.

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

In July 2007, a complaint was filed in the United States District Court in and for the Middle District of Florida against, among others, Berlex, Inc., Schering AG, the Regents of the University of California and us alleging that a patient in the Spheramine Phase IIb clinical trial suffered certain physical effects and that she and her husband suffered emotional distress as a result of her participation in the trial. The complaint alleged breach of contract, product liability and fraud and deceit claims. The plaintiffs were seeking $5.2 million in damages, as well as punitive damages, costs and attorney’s fees. In September 2007, the plaintiff voluntarily dismissed the complaint and filed a substantially similar action in the Superior Court of the State of California, Alameda County. The parties are in the final stages of settling this dispute and it is not expected that we will be required to make any payments in connection with such settlement.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Price Range of Securities

Our common stock trades on the American Stock Exchange under the symbol TTP. The table below sets forth the high and low sales prices of our common stock as reported by the American Stock Exchange for the periods indicated.

	High	Low
Fiscal Year Ended December 31, 2007:
First Quarter	$3.36	$2.10
Second Quarter	$2.74	$1.93
Third Quarter	$2.50	$1.83
Fourth Quarter	$2.60	$1.47
Fiscal Year Ended December 31, 2006:
First Quarter	$4.99	$1.35
Second Quarter	$3.39	$1.69
Third Quarter	$2.52	$1.65
Fourth Quarter	$4.10	$1.92

(b) Approximate Number of Equity Security Holders

The number of record holders of our common stock as of February 29, 2008 was approximately 150. Based on the last Broadridge search, we believe there are approximately 10,000 beneficial holders of our common stock.

(c) Dividends

We have never paid a cash dividend on our common stock and anticipate that for the foreseeable future any earnings will be retained for use in our business and, accordingly, do not anticipate the payment of cash dividends.

Performance Graph

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) the AMEX Market Index, and (ii) a peer group index consisting of companies reporting under the Standard Industrial Classification Code 2834 (Pharmaceutical Preparations). The graph assumes $100 invested on December 31, 2002 and assumes dividends reinvested. Measurement points are at the last trading day of the fiscal years ended December 31, 2003, 2004, 2005, 2006 and 2007. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.

The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with our consolidated financial statements and notes thereto included in the section beginning on page F-1. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$24	$32	$89	$31	$89
Operating expenses:
Research and development	12,244	11,620	17,770	20,415	22,258
Acquired/in-process research and development(1)	—	—	—	759	3,896
General and administrative	6,213	4,859	5,370	5,237	5,109
Other income, net	786	710	589	376	1,285

Net loss	$(17,647)	$(15,737)	$(22,462)	$(26,004)	$(29,889)

Basic and diluted net loss per share	$(0.41)	$(0.42)	$(0.69)	$(0.83)	$(1.07)
Shares used in computing:
Basic and diluted net loss per share	42,998	37,902	32,635	31,381	27,907

(1)	Acquired research and development reflects the acquisition of the minority shares of ProNeura in 2004 and the acquisition of DTI in 2003.

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$30,016	$13,715	$17,369	$36,322	$46,555
Working capital	26,200	10,825	15,449	33,760	44,578
Total assets	30,844	15,040	19,737	38,626	49,008
Total stockholders’ equity	25,347	10,405	15,360	33,713	44,426

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a biopharmaceutical company developing proprietary therapeutics for the treatment of central nervous system (CNS) disorders. Our product development programs focus primarily on large pharmaceutical markets with significant unmet medical needs and commercial potential.

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

Critical Accounting Policies and the Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe the following accounting policy for the year ended December 31, 2007, to be applicable:

Shared-Based Payments

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

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.

Clinical Trial Accrual

We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by clinical research organizations, (“CROs”), and clinical sites. These costs are recorded as a component of R&D expenses. Under our agreements, progress payments are typically made to investigators, clinical sites and CROs. We analyze the progress of the clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

Results of Operations

Comparison of Years Ended December 31, 2007 and 2006

Revenues in 2007 were $24,000 compared to $32,000 for 2006, a decrease of $8,000. Our revenues during 2007 and 2006 were derived from fees received under various licensing agreements.

Research and development (R&D) expenses for 2007 were $12.2 million compared to $11.6 million for 2006, an increase of $0.6 million. The increase in R&D was primarily associated with the initiation of certain clinical study related activities in 2007. Of our 2007 R&D expenses, approximately 56%, or $6.8 million, were attributable to external R&D expenses. External R&D expenses include direct expenses such as clinical research organization charges, investigator and review board fees, patient expense reimbursements, pre-clinical activities and contract manufacturing expenses. In 2007, approximately $5.1 million of external R&D expenses were related to Probuphine, $0.8 million to DITPA, $0.7 million to gallium maltolate, and the remainder to other projects. Remaining R&D expenses were attributable to internal operating costs, which include clinical R&D personnel salaries and employment related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. In October 2006, we determined to focus our resources on the Phase III development of Probuphine, and discontinued further enrollment in our Phase II study of DITPA in congestive heart failure (CHF).

As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for 2007 were $6.2 million compared to $4.9 million for 2006, an increase of $1.3 million. The increase in general and administrative expenses was primarily related to increases in non-cash stock compensation costs of approximately $0.5 million, marketing and product positioning costs of approximately $0.3 million, legal fees of approximately $0.2 million, consulting fees of approximately $0.1 million, and other general and administrative costs of approximately $0.2 million.

Other income, net, for 2007 was $786,000 compared to $710,000 for 2006, an increase of $76,000.

As a result of the foregoing, we had a net loss of $17.7 million in 2007 compared to a net loss of $15.8 million in 2006.

Comparison of Years Ended December 31, 2006 and 2005

Revenues in 2006 were $32,000 compared to $89,000 for 2005, a decrease of $57,000. Our revenues during 2006 and 2005 were derived from fees received under various licensing agreements.

Research and development expenses for 2006 were $11.6 million compared to $17.8 million for 2005, a decrease of $6.2 million. The decrease in research and development was primarily associated with the conclusion of certain clinical study related activities and cost reduction strategies initiated in the third quarter of 2005 resulting in lower internal expenditures in 2006. Of our 2006 R&D expenses, approximately 46%, or $5.3 million, were attributable to external R&D expenses. External R&D expenses include direct expenses such as clinical research organization charges, investigator and review board fees, patient expense reimbursements, pre-clinical activities and contract manufacturing expenses. In 2006, approximately $2.2 million of external R&D expenses were related to Probuphine, $2.6 million to DITPA, $0.4 million to gallium maltolate, and the remainder to other projects. Remaining R&D expenses were attributable to internal operating costs, which include clinical R&D personnel salaries and employment related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. In October 2006, we determined to focus our resources on the Phase III development of Probuphine, and have discontinued further enrollment in our Phase II study of DITPA in congestive heart failure (CHF).

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

Other income, net, for 2006 was $710,000 compared to $589,000 for 2005, an increase of $121,000.

As a result of the foregoing, we had a net loss of $15.8 million in 2006 compared to a net loss of $22.5 million in 2005.

Liquidity and Capital Resources

	2007	2006	2005
	(in thousands)
As of December 31:
Cash, cash equivalents and marketable securities	$30,016	$13,715	$17,369
Working capital	$26,200	$10,825	$15,449
Current ratio	7.2:1	4.2:1	5.9:1

Years Ended December 31:
Cash used in operating activities	$(15,188)	$(13,500)	$(22,921)
Cash used in investing activities	$(19)	$4,081	$22,533
Cash provided by financing activities	$31,208	$9,890	$4,067

At December 31, 2007, we had $30.0 million of cash, cash equivalents, and marketable securities compared to $13.7 million at December 31, 2006.

Our operating activities used $15.2 million during 2007. This consisted primarily of the net loss for the period of $17.7 million reduced by $1.1 million related to changes in prepaid expenses, receivables, other assets, accounts payable and other accrued liabilities, non-cash charges of $0.3 million related to depreciation and amortization expenses and $1.4 million related to stock based compensation expenses. This was offset in part by

$0.3 million related to gains on investment activities. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses. We have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Certain of the licenses require us to pay royalties on future product sales, if any. In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent related costs, annual minimum license fees, meeting project-funding milestones and diligent efforts in product development. The aggregate commitments we have under these agreements, including minimum license payments, for the next 12 months is approximately $0.2 million.

Net cash provided by investing activities during 2007 consisted primarily of maturities and sales of marketable securities of $56.0 million and proceeds from the sale of investments of $0.5 million, partially offset by purchases of marketable securities of $56.3 million and capital expenditures of approximately $0.2 million.

Net cash provided by financing activities during 2007 was $31.2 million, which consisted primarily of $10.2 million of net proceeds from the sale of common stock under a shelf registration statement, $19.9 million of net proceeds from the sale of common stock in a private placement, $1.0 million of net proceeds from the sale of common stock under our financing agreement and $0.1 million of net proceeds from the exercise of stock options.

In December 2007, we completed the sale of units consisting of 13,300,000 shares of our common stock and five-year warrants to purchase 6,650,000 shares of our common stock to certain institutional investors for gross proceeds of approximately $21.3 million. Net proceeds were approximately $19.9 million. The warrants have an exercise price of $2.00 per share. In January 2008, we filed a registration statement with the SEC covering the resale of the shares of common stock and shares of common stock underlying the warrants issued in the private placement.

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

In March 2007, we terminated the Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, we could have required Cornell Capital Partners to purchase up to $35.0 million of our common stock over a two year period following the effective date of a registration statement covering the shares of the common stock to be sold to Cornell Capital Partners. We completed a total of five draw downs under the Standby Equity Distribution Agreement selling a total of 3,050,435 shares of our common stock for gross proceeds of approximately $4.0 million. Net proceeds were approximately $3.8 million. No draw downs were made under this facility during 2006 and 2007.

In February 2004, we filed a shelf registration statement with the SEC to sell up to $50 million of common or preferred stock. In March 2004, we completed a sale of 3,075,000 shares of our common stock offered under the registration statement at a price of $5.00 per share, for gross proceeds of approximately $15.4 million. Net proceeds were approximately $14.4 million. In March 2006, we completed a sale of 3,076,924 shares of our common stock offered under the registration statement at a price of $3.25 per share, for gross proceeds of approximately $10 million. Net proceeds were approximately $9.3 million. This shelf registration statement expired in February 2007.

We expect to continue to incur substantial additional operating losses from costs related to continuation and expansion of product and technology development, clinical trials, and administrative activities. We believe that our working capital at December 31, 2007 is sufficient to sustain our planned operations through 2008. Additionally, we have funds available under the Purchase Agreement provided we obtain the necessary shareholder approval to access such funds.

Although the Purchase Agreement provides us with up to an additional $24.0 million of financing, subject to the receipt of required shareholder approval, we will need to seek additional financing sources to fund our product development activities, and will be required to obtain substantial funding to commercialize any products other than iloperidone or Spheramine that we may successfully develop. We have decided to focus our resources toward furthering the advancement of our Probuphine development programs in the potential treatment of opioid addiction and chronic pain. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, we may be unable to resume our DITPA and Gallium Maltolate programs and may be required to further reduce, defer or discontinue one or more of our product development programs.

The following table sets forth the aggregate contractual cash obligations as of December 31, 2007 (in thousands):

	Payments Due by Period
Contractual obligations	Total	< 1 year	1-3 years	3-5 years	5 years+
Operating leases	$1,139	$469	$670	$—	$—
Sponsored research & license agreements	963	158	322	322	161

Total contractual cash obligations	$2,102	$627	$992	$322	$161

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

The following table summarizes principal amounts and related weighted-average interest rates by year of maturity on our interest-bearing investment portfolio at December 31, 2007 (in thousands, except interest rate):

	Face Value
Cash equivalents and marketable securities:	2008	2009	Total	Estimated Fair value
Variable rate securities	$23,601	—	$23,601	$23,601
Average interest rate	4.92%	—	4.92%
Fixed rate securities	$4,400	—	$4,400	$4,402
Average interest rate	0.60%	—	0.60%

Item 8.	Consolidated Financial Statements and Supplementary Data.

The response to this item is included in a separate section of this Report. See “Index to Consolidated Financial Statements” on Page F-1.

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting:

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007. Odenberg Ullakko Muranishi & Co. LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2007. This report, which expresses an unqualified opinion on the effectiveness of our internal controls over financial reporting as of December 31, 2007, is included herein.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(c) Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting during the year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below are the name, age and position and a brief account of the business experience of each of our executive officers and directors as of March 1, 2008.

Name	Age	Office
Marc Rubin, M.D.	53	President, Chief Executive Officer and Director
Sunil Bhonsle	58	Executive Vice President, Chief Operating Officer and Director
Robert E. Farrell, J.D.	58	Executive Vice President and Chief Financial Officer
Louis R. Bucalo, M.D.(1)	49	Executive Chairman
Victor J. Bauer, Ph.D.	72	Director
Eurelio M. Cavalier(1)(3)(4)	75	Director
Hubert E. Huckel, M.D.(1)(2)(3)	76	Director
Joachim Friedrich Kapp, M.D., Ph.D.	65	Director
M. David MacFarlane, Ph.D.(2)(4)	67	Director
Ley S. Smith(1)(2)(4)	73	Director
Konrad M. Weis, Ph.D.(1)(3)	79	Director

(1)	Member of Executive Committee
(2)	Member of Audit Committee
(3)	Member of Compensation Committee
(4)	Member of Nominating Committee

Marc Rubin, M.D. has served as our President and Chief Executive since October 2007 and as a director since November 2007. Until February 2007, Dr. Rubin served as Head of Global Research and Development for Bayer Schering Pharma, as well as a member of the Executive Committee of Bayer Healthcare and the Board of Management of Bayer Schering Pharma. Prior to the merger of Bayer Pharmaceuticals and Schering AG in June 2006, Dr. Rubin was a member of the Executive Board of Schering AG since joining such company in October 2003, as well as Chairman of Schering Berlin Inc. and President of Berlex Pharmaceuticals, a division of Schering AG. From 1990 until August 2003, Dr. Rubin was employed by GlaxoSmithKline where he held positions of responsibility in global clinical and commercial development overseeing programs in the United States, Europe, Asia and Latin America. From 2001 through 2003, he was Senior Vice President of Global Clinical Pharmacology & Discovery Medicine. Dr. Rubin holds an M.D. from Cornell University Medical College.

Sunil Bhonsle has served as our Executive Vice President and Chief Operating Officer since September 1995, and as a director of Titan since February 2004. Mr. Bhonsle served in various positions, including Vice President and General Manager—Plasma Supply and Manager—Inventory and Technical Planning, at Bayer Corporation from July 1975 until April 1995. Mr. Bhonsle holds an M.B.A. from the University of California at Berkeley and a B.Tech. in chemical engineering from the Indian Institute of Technology.

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

Louis R. Bucalo, M.D. is the founder of Titan and served as our President and Chief Executive Officer from January 1993 until October 2007 when he assumed the role of Executive Chairman. Dr. Bucalo has served as a director of Titan since March 1993 and was elected Chairman of the Board of Directors in January 2000. From July 1990 to April 1992, Dr. Bucalo was Associate Director of Clinical Research at Genentech, Inc., a

biotechnology company. Dr. Bucalo holds an M.D. from Stanford University and a B.A. in biochemistry from Harvard University.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2007.

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

During 2007, our board of directors at the initiation of our then Chairman, President and Chief Executive Officer, Louis R. Bucalo, MD, discussed the possibility of expanding our management team with a senior executive with expertise in product registration and commercialization who could assist us in growing our company and achieving future strategic objectives as our products advanced in late stage development and approached potential commercialization. Dr. Bucalo led the recruitment effort and subsequently identified Marc Rubin as a strong candidate. Our board of directors agreed that Dr. Rubin’s extensive pharmaceutical industry experience in product development and commercialization would enhance Titan’s capabilities and concurred that it was in the company’s best interests that he be retained as President and Chief Executive Officer. The board also concurred that it was important that Dr. Bucalo retain the role of Executive Chairman to enable a smooth transition, as well as to continue to play an integral role in the development and implementation of our strategic goals. Accordingly, effective October 1, 2007, Dr. Rubin joined us as his current position and Dr. Bucalo assumed the role of Executive Chairman.

The compensation package for Dr. Rubin was determined based on a review of CEO compensation information provided in the Radford Biotechnology Survey. In addition, we engaged Compensation Resources, a consulting firm, to provide information on current CEO compensation packages for similar companies. In connection with its review of Dr. Rubin’s proposed compensation package, our Compensation Committee retained ExeQuity LLP, a consulting firm specializing in executive compensation, which concurred that the proposed compensation was appropriate and within the mid-range for similarly situated executives.

The revised compensation package for Dr. Bucalo was determined by the Compensation Committee after consultation with ExeQuity LLP. Among the factors considered by the Compensation Committee were the terms of Dr. Bucalo’s existing employment agreement with Titan, the active role he would continue to play with respect to specific strategic initiatives and financing efforts and the need to provide continuity of management. The consultant and the Compensation Committee specifically recognized Dr. Bucalo’s role as our founder and President and Chief Executive Officer since inception. The compensation packages for both Dr. Bucalo and Dr. Rubin were approved by the Board of Directors.

With respect to the remaining named executive officers, the Compensation Committee reviewed the results provided by the Radford Biotechnology Survey, as well as the cost of living provisions contained in our current agreements with these executives. It also reviewed the severance and death benefit provisions contained in existing agreements and made a determination that adjustments needed to be made in order to update those provisions to be similar to those contained in other recent agreements.

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

Competitive Market. We define our competitive markets for executive talent to be the pharmaceutical and biotechnology industries in northern California and New Jersey. To date, we have utilized the Radford Biotechnology Surveys, a third party market specific compensation survey, and, when applicable, other independent third-party compensation consultants to benchmark our executive compensation.

Compensation Process. The Compensation Committee reviews and approves all elements of compensation for each of our named executive officers taking into consideration recommendations from our principal executive officer (for compensation other than his own), as well as competitive market guidance from the Radford Biotechnology Surveys and, when applicable, other independent third-party compensation consultants.

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

Total Compensation Comparison. Base salaries accounted for approximately 40% of total compensation for the principal executive officer and approximately 67% on average for our other named executive officers.

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

Target Award Opportunities. Our 2007 cash incentive awards were subject to the Compensation Committee’s discretion and took into account corporate performance measures, including, but not limited to, product development milestones and results of operations. There are annual target award opportunities expressed as a percentage of base salary paid during the fiscal year as specified in the employment agreements. For the last completed fiscal year, annual cash incentive opportunities for the named executive officers are summarized below. There were no cash bonuses paid to our named executive officers during or related to 2007.

		Annual Cash Incentive Award Opportunity
		Target Performance
		% Salary	Amount	Amount Paid
Marc Rubin, M.D.(1)	FY 2007	50%	$51,875	$—
Louis R. Bucalo, M.D(2)	FY 2007	—	$—	$—
Sunil Bhonsle	FY 2007	20%	$59,580	$—
Robert E. Farrell, J.D.	FY 2007	20%	$49,740	$—

(1)	Dr. Rubin’s target bonus has been prorated to reflect his October 1, 2007 employment start date.
(2)	Dr. Bucalo’s target bonus is determined at the discretion of the Board of Directors.

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

For our named executive officers, our stock option grants are of a size and term determined and approved by the Compensation Committee in consideration of the range of grants in the Radford Survey, with the exception of Dr. Rubin’s initial grant upon joining us, which was determined as noted above. We have traditionally used stock options as our form of equity compensation because stock options provide a relatively straightforward incentive for our executives, result in less immediate dilution of existing shareholders’ interests and, prior to our adoption of FAS 123(R), resulted in less compensation expense for us relative to other types of equity awards. Generally, all grants of stock options to our employees were granted with exercise prices equal to or greater than the fair market value of our common stock on the respective grant dates. For a discussion of the determination of the fair market value of these grants, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and the Use of Estimates.”

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

Event	Award Vesting	Exercise Term

• Termination by us for Reason Other than Cause, Disability or Death	• Forfeit Unvested Options	• Earlier of: (1) 90 days or (2) Remaining Option Period

• Termination for Disability, Death or Retirement	• Forfeit Unvested Options	• Earlier of: (1) 2 years or (2) Remaining Option Period

• Termination for Cause	• Forfeit Vested and Unvested Options	• Expire

• Other Termination	• Forfeit Unvested Options	• Earlier of: (1) 90 days or (2) Remaining Option Period

• Change in Control	• Accelerated*	• *

*	The Compensation Committee may provide that, in the event of a change in control, any outstanding awards that are unexercisable or otherwise unvested will become fully vested and immediately exercisable. If there is a termination of employment, the applicable termination provisions regarding exercise term will apply.

The vesting of certain of our named executive officers’ stock options is accelerated pursuant to the terms of their employment agreements in certain termination and/or change in control events. These terms are more fully described in “—Employment Agreements” and “—Potential Payments upon Termination or Change in Control.”

Total Compensation Comparison. Long-term equity incentives accounted for approximately 60% of total compensation for the principal executive officer and approximately 33% on average for our other named executive officers.

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

Compensation Committee Report(1)

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

EXECUTIVE COMPENSATION

The following table shows information concerning the annual compensation for services provided to us by our Chief Executive Officer, the Chief Financial Officer and our three other most highly compensated executive officers during 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Option Awards(2) ($)	All Other Compensation(3) ($)	Total Compensation ($)
Marc Rubin, M.D.(4)	2007	103,750	—	154,691	—	258,441
President and Chief Executive Officer
Louis R. Bucalo, M.D.(5)	2007	493,328	—	236,160	—	729,488
Executive Chairman
Sunil Bhonsle	2007	297,583	—	159,082	—	456,665
Executive Vice President and Chief Operating Officer
Robert E. Farrell, J.D.	2007	248,508	—	124,026	—	372,534
Executive Vice President and Chief Financial Officer

(1)	No bonuses were paid to our named executive officers during or related to 2007.
(2)	Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2007. The assumptions used by us with respect to the valuation of option grants are set forth in “Titan Pharmaceuticals, Inc. Consolidated Financial Statements—Notes to Financial Statements—Note 1—Organization and Summary of Significant Accounting Policies—Stock Option Plans.” The individual awards reflected in the summary compensation table are summarized below:

	Grant Date	Number of Shares	Amount Recognized in Financial Statements in 2007
Marc Rubin, M.D.	10/01/2007	1,500,000	$154,691
Louis R. Bucalo, M.D	01/03/2007	115,000	134,306
	09/24/2007	5,000	1,858
Sunil Bhonsle	01/03/2007	80,000	92,941
Robert E. Farrell, J.D.	01/03/2007	55,000	63,395

(3)	No other compensation, including perquisites, in excess of $10,000 was paid to any of our named executive officers during 2007.
(4)	Dr. Rubin’s salary has been prorated to reflect his October 1, 2007 employment start date.
(5)	Dr. Bucalo’s salary includes $106,812 in compensation related to accrued vacation.

For a description of the material terms of employment agreements with our named executive officers, see “—Employment Agreements.”

GRANTS OF PLAN-BASED AWARDS(1)

The following table summarizes our awards made to our named executive officers under any plan in 2007.

Name	Grant Date	Approval Date(2)	Number of Shares of Common Stock Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards($)(3)	Grant Date Fair Market Value of a Share ($/Sh)
Marc Rubin, M.D.	10/01/2007	08/10/2007	1,500,000	(6)	$2.40	$2,483,550	$1.66
Louis R. Bucalo, M.D.	01/03/2007	12/18/2006	115,000	(4)	3.13	262,729	2.28
	09/24/2007	09/24/2007	5,000	(5)	2.04	6,939	1.39
Sunil Bhonsle	01/03/2007	12/18/2006	80,000	(4)	3.13	182,768	2.28
Robert E. Farrell, J.D.	01/03/2007	12/18/2006	55,000	(4)	3.13	125,653	2.28

(1)	Each award was granted under the Titan Pharmaceuticals, Inc. 2002 Stock Option Plan.
(2)	All grants were approved by the Compensation Committee on the dates indicated to be granted on the indicated grant date.
(3)	Valuation assumptions are found under “Titan Pharmaceuticals, Inc. Consolidated Financial Statements —Notes to Financial Statements—Note 1—Organization and Summary of Significant Accounting Policies—Stock Option Plans.”
(4)	These options vest over a two year period with fifty percent vesting on the first anniversary and the remaining fifty percent vesting in twelve equal monthly installments.
(5)	These options vest in twelve equal monthly installments beginning on September 24, 2006.
(6)	These options vest over a four year period with twenty-five percent vesting on the first anniversary and the remaining seventy-five percent vesting in thirty-six equal monthly installments.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2007.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Marc Rubin, M.D.	—	1,500,000	(5)	$2.40	10/01/2017
Louis R. Bucalo, M.D.	59,200	—		5.30	6/10/2008
	433,088	—		7.50	6/19/2008
	5,000	—		4.14	7/24/2008
	71,500	—		3.63	1/4/2009
	28,000	—		3.69	2/4/2009
	27,531	—		0.08	3/10/2009
	5,000	—		9.06	8/30/2009
	400,000	—		12.69	11/23/2009
	20,000	—		43.63	8/28/2010
	72,000	—		22.98	1/8/2011
	69,000	—		11.63	8/9/2011
	5,000	—		11.50	8/10/2011
	150,000	—		8.77	1/16/2012
	20,000	—		1.71	8/16/2012
	80,000	—		1.50	3/1/2013
	5,000	—		3.29	10/31/2013
	75,000	—		3.69	2/9/2014
	17,187	2,813	(1)	2.37	9/1/2014
	100,000	—		2.62	2/7/2015
	5,000	—		2.05	8/9/2015
	186,874	8,126	(2)	1.40	1/3/2016
	6,666	13,334	(3)	2.35	8/29/2016
	5,000	—		2.48	9/5/2016
	—	115,000	(2)	3.13	1/3/2017
	1,250	3,750	(4)	2.04	9/24/2017

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Sunil Bhonsle	41,600	—		5.30	6/10/2008
	165,158	—		7.50	6/19/2008
	55,600	—		3.63	1/4/2009
	21,000	—		3.69	2/4/2009
	184,000	—		12.69	11/23/2009
	42,000	—		22.98	1/8/2011
	31,500	—		11.63	8/9/2011
	90,000	—		8.77	1/16/2012
	50,000	—		1.50	3/1/2013
	60,000	—		3.69	2/9/2014
	70,000	—		2.62	2/7/2015
	129,374	5,626	(2)	1.40	1/3/2016
	6,666	13,334	(3)	2.35	8/29/2016
	—	80,000	(2)	3.13	1/3/2017
Robert E. Farrell, J.D.	66,000	—		12.68	11/23/2009
	30,000	—		22.98	1/8/2011
	22,500	—		11.63	8/9/2011
	60,258	—		3.77	6/4/2012
	68,294	—		1.71	8/16/2012
	35,000	—		1.50	3/1/2013
	35,000	—		3.69	2/9/2014
	45,000	—		2.62	2/7/2015
	64,687	2,813	(2)	1.40	1/3/2016
	28,125	16,875	(2)	2.09	9/21/2016
	—	55,000	(2)	3.13	1/3/2017

(1)	These options vest in forty-eight equal monthly installments beginning on September 1, 2004.
(2)	These options vest over a two year period with fifty percent vesting on the first anniversary and the remaining fifty percent vesting in twelve equal monthly installments.
(3)	These options vest in forty-eight equal monthly installments beginning on August 29, 2006.
(4)	These options vest in twelve equal monthly installments beginning on September 24, 2007.
(5)	These options vest over a four year period with twenty-five percent vesting on the first anniversary and the remaining seventy-five percent vesting in thirty-six equal monthly installments.

There were no option exercises by our named executive officers in 2007. To date, we have not granted any stock awards to our named executive officers.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans. The Compensation Committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Code, may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in our best interests. We sponsor a tax qualified defined contribution 401(k) plan in which Dr. Rubin, Dr. Bucalo, Mr. Bhonsle, and Mr. Farrell participate.

Employment Agreements

Employment Agreement with Marc Rubin

We are party to an employment agreement with Dr. Rubin that provides for an annual salary of $415,000 and an annual discretionary bonus of 0-50% based on the achievement of individual and company performance goals to be established by Dr. Rubin in consultation with senior management and approved by our Board of Directors. Upon joining Titan, Dr. Rubin received options to acquire 1,500,000 shares of our common stock, which vest monthly over a four-year period, subject to a requirement of at least 12 months of employment for the vesting of any options. Notwithstanding the foregoing, all unvested options automatically will become vested and exercisable immediately prior to the occurrence of a change of control. Dr. Rubin’s employment may be terminated by either party at any time for any reason by giving written notice to the other party. In the event his employment is terminated by us without Cause or by Dr. Rubin for Good Reason, or in the event of his death of Disability (as such terms are defined in the agreement), Dr. Rubin will be entitled to 12 months’ severance and if such termination occurs during the first year of employment, 25% of the options granted to Dr. Rubin will become immediately vested and exercisable. If such termination occurs after five years of employment, he will be entitled to 24 months’ severance.

Employment Agreement with Louis R. Bucalo

In connection with the restructuring of management, we entered into an agreement with Dr. Louis Bucalo pursuant to which he will continue to serve as Executive Chairman for an annual salary of $375,000 during the first two years of the agreement and $187,500 thereafter. Dr. Bucalo will be eligible for an annual discretionary bonus based on performance criteria to be established by the Board of Directors. Dr. Bucalo’s employment may be terminated by either party at any time for any reason by giving written notice to the other party. In the event his employment is terminated by the Company without Cause or by Dr. Bucalo for Good Reason, or in the event of his death of Disability (as such terms are defined in the agreement), Dr. Bucalo will be entitled to 24 months’ severance, the 150,000 options he was granted in January 2008 will vest in full immediately, and all of his other options will continue to vest in accordance with their respective vesting schedules during such 24-month period.

Employment Agreements with Other Executive Officers

We are party to employment agreements with Sunil Bhonsle and Robert E. Farrell which were amended in December 2007 in order to maintain parity with the agreement with Drs. Rubin and Bucalo described above. The employment agreements generally provide for a base salary and eligibility to receive an annual performance bonus up to a specified percentage of base salary. The actual amount of the annual bonus is discretionary and determined based upon the executive’s performance, our performance and certain performance targets approved by our Compensation Committee. The agreements also grant options to purchase shares of common stock and contain customary non-competition and non-solicitation provisions.

The agreements provide that such individuals will be entitled to 12 months’ severance in the event that their employment is terminated by us without Cause or by them for Good Reason, as such terms are defined in the agreements or six months in the event of their death or disability. The agreements provide for the continued vesting of the employees’ stock options during the severance period in the event of termination without Cause or for Good Reason.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Assuming the employment of our named executive officers were to be terminated without cause or for good reason, as of December 31, 2007, the following individuals would be entitled to payments in the amounts set forth opposite to their name in the below table:

Cash Severance
Marc Rubin, M.D.	$34,583 per month for 24 months
Louis R. Bucalo, M.D.	$31,250 per month for 24 months
Sunil Bhonsle	$24,825 per month for 12 months
Robert E. Farrell, J.D.	$20,725 per month for 12 months

We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by the executive not for good reason. Severance or benefits, as defined under “Employment Agreements,” are provided for the executive officers in the event of death or disability. A change in control does not affect the amount or timing of these cash severance payments.

Assuming the employment of our named executive officers were to be terminated without cause or for good reason, each as of December 31, 2007, the following individuals would be entitled to accelerated vesting of their outstanding stock options described in the table below:

	Value of Equity Awards: Termination Without Cause or For Good Reason(1)	Value of Equity Awards: In Connection With a Change in Control(1)

Marc Rubin, M.D.	None	Fully Vested. 1,500,000 options with no value

Louis R. Bucalo, M.D.	None	Fully Vested. 143,023 options with value of $2,275

Sunil Bhonsle	None	Fully Vested. 98,960 options with value of $1,575

Robert E. Farrell, J.D.	None	Fully Vested. 74,688 options with value of $788

(1)	Values are based on the aggregate difference between the respective exercise prices and the closing sale price of our common stock on December 31, 2007, which was $1.68 per share.

DIRECTOR COMPENSATION

Summary of Director Compensation

Non-employee directors are entitled to receive a fee for each meeting attended and all directors are entitled to receive stock options pursuant to our stockholder-approved stock option plans, including an initial grant of 10,000 options upon becoming a director, a biennial grant of 20,000 options thereafter, and an annual grant of 5,000 options for each committee on which they serve. During 2007, each director was granted an annual option to purchase 5,000 shares of our common stock at an exercise price of $2.04, which was equal to the fair market value of our common stock at date of grant, with respect to each committee of the Board on which each director served. In addition to having their out-of-pocket expenses reimbursed, non-employee directors received $2,500 for each Board of Directors meeting attended in 2007. Directors are not precluded from serving us in any other capacity and receiving compensation therefore. Non-employee directors also receive an annual retainer fee of $5,000 in addition to the fee received for each meeting attended. Commencing in 2008, the annual retainer paid to non-employee directors will increase from $5,000 to $15,000 and the biennial grant of 20,000 options will be replaced with an annual grant of 10,000 options to align the grants with the term of the directors.

The following table summarizes compensation that our directors earned during 2007 for services as members of our Board.

Name	Fees Earned or Paid in Cash($)	Options Awards($)(1)	All Other Compensation ($)	Total ($)
Victor J. Bauer, Ph.D.	15,000	—	—	15,000
Eurelio M. Cavalier	15,000	20,817	—	35,817
Hubert E. Huckel, M.D.	15,000	20,817	—	35,817
Joachim Friedrich Kapp, M.D., Ph.D.	15,000	—	—	15,000
M. David MacFarlane, Ph.D.	15,000	13,878	—	28,878
Ley S. Smith	15,000	20,817	—	35,817
Konrad M. Weis, Ph.D.	15,000	13,878	—	28,878

(1)	Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2007. The assumptions we used with respect to the valuation of option grants are set forth in “Titan Pharmaceuticals Inc. Consolidated Financial Statements—Notes to Financial Statements—Note 1—Summary of Significant Accounting Policies—Stock-Based Compensation.” The aggregate option awards outstanding for each person in the table set forth above as of December 31, 2007 are as follows:

Name	Vested	Unvested	Exercise Price
Victor J. Bauer, Ph.D.	264,394	16,356	$10.41
Eurelio M. Cavalier	167,394	27,606	$7.56
Hubert E. Huckel, M.D.	194,686	27,814	$9.40
Joachim Friedrich Kapp, M.D., Ph.D.	16,666	13,334	$2.23
M. David MacFarlane, Ph.D.	76,353	23,647	$2.55
Ley S. Smith	164,894	27,606	$9.50
Konrad M. Weis, Ph.D.	146,561	24,064	$10.24

The grant date fair values of option grants to our directors in 2007 are as follows:

Name	Options	Grant Date	Grant Date Fair Value ($)
Eurelio M. Cavalier	15,000	9/24/2007	$20,817
Hubert E. Huckel, M.D.	15,000	9/24/2007	20,817
M. David MacFarlane, Ph.D.	10,000	9/24/2007	13,878
Ley S. Smith	15,000	9/24/2007	20,817
Konrad M. Weis, Ph.D.	10,000	9/24/2007	13,878

Assumptions for calculating the grant date fair values are found under “Titan Pharmaceuticals Inc. Consolidated Financial Statements—Notes to Financial Statements—Note 1—Summary of Significant Accounting Policies—Stock-Based Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 29, 2008, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)		Percent of Shares Beneficially Owned
Marc Rubin, M.D.	130,000		*
Louis R. Bucalo, M.D.	2,481,879	(3)	4.3%
Victor J. Bauer, Ph.D.	276,164	(4)	*
Sunil Bhonsle	1,165,584	(5)	2.0%
Eurelio M. Cavalier	205,518	(6)	*
Robert E. Farrell, J.D.	620,131	(7)	1.1%
Hubert E. Huckel, M.D.	269,061	(8)	*
Joachim Friedrich Kapp, M.D., Ph.D.	68,333	(9)	*
M. David MacFarlane, Ph.D.	92,602	(10)	*
Ley S. Smith	183,018	(11)	*
Konrad M. Weis, Ph.D.	211,926	(12)	*
All executive officers and directors as a group (11) persons	5,704,216		9.8%

*	Less than one percent.
(1)	Unless otherwise indicated, the address of such individual is c/o Titan Pharmaceuticals, Inc., 400 Oyster Point Boulevard, Suite 505, South San Francisco, California 94080.
(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of a person, shares of our common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of February 29, 2008 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.
(3)	Includes 1,931,879 shares issuable upon exercise of outstanding options.
(4)	Includes 267,520 shares issuable upon exercise of outstanding options.
(5)	Includes 1,004,190 shares issuable upon exercise of outstanding options.
(6)	Includes 175,518 shares issuable upon exercise of outstanding options.
(7)	Includes 499,551 shares issuable upon exercise of outstanding options.
(8)	Includes (i) 203,018 shares issuable upon exercise of outstanding options, (ii) 200 shares held by Dr. Huckel’s son, and (iii) 3,643 shares held by his wife.
(9)	Includes 18,333 shares issuable upon exercise of outstanding options.
(10)	Includes 82,602 shares issuable upon exercise of outstanding options.
(11)	Includes 173,018 shares issuable upon exercise of outstanding options.
(12)	Includes 153,227 shares issuable upon exercise of outstanding options.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders	5,208,004	$6.52	841,496
Equity compensation plans not approved by security holders(1)(2)	3,215,769	$5.28	355,197

Total	8,423,773	$6.05	1,196,693

(1)	In August 2002, we amended our 2001 Employee Non-Qualified Stock Option Plan. Pursuant to this amendment, a total of 1,750,000 shares of common stock were reserved and authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan.
(2)	In November 1999 and in connection with the redemption of warrants, we granted 813,000 non-qualified stock options outside of our stock option plans to our executive officers, at an exercise price of $12.69, vesting equally over 36 months from the date of grant.

For a discussion of our option plans, see “Item 11. Executive Compensation—Employee Benefit Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions. None.

Director Independence. The following members of our Board of Directors meet the independence requirements and standards currently established by the American Stock Exchange: Victor J. Bauer, Eurelio M. Cavalier, Hubert E. Huckel, Joachim Friedrich Kapp, M. David MacFarlane, Ley S. Smith and Konrad M. Weis.

Compensation Committee. The Compensation Committee makes recommendations to the Board of Directors concerning salaries and incentive compensation for our officers, including our Chief Executive Officer, and employees and administers our stock option plans. The Compensation Committee consists of Eurelio M. Cavalier, Hubert E. Huckel and Konrad M. Weis, each of whom meets the independence requirements and standards currently established by the American Stock Exchange.

Nominating Committee. The purpose of the Nominating Committee is to assist the Board of Directors in identifying qualified individuals to become board members, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. The Nominating Committee consists of Eurelio M. Cavalier, M. David MacFarlane and Ley S. Smith, each of whom meets the independence requirements and standards currently established by the American Stock Exchange.

Audit Committee. The Audit Committee (which is formed in compliance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934) consists of Ley S. Smith, M. David MacFarlane and Hubert E. Huckel, each of whom meets the independence requirements and standards currently established by the American Stock Exchange and the SEC. In addition, the Board of Directors has determined that Mr. Ley S. Smith is an “audit committee financial expert” and “independent” as defined under the relevant rules of the SEC and the American Stock Exchange. The Audit Committee assists the Board by overseeing the performance of the independent auditors and the quality and integrity of Titan’s internal accounting, auditing and financial reporting practices. The Audit Committee is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees.

Item 14.	Principal Accountant Fees and Services.

Aggregate fees billed by Odenberg, Ullakko, Muranishi & Co. LLP, an independent registered public accounting firm, during the fiscal years ended December 31, 2007 and 2006 were as follows:

	2007	2006
Audit Fees	$217,662	$211,600
Audit-Related Fees	10,500	3,000
Tax Fees	37,064	27,590
All Other Fees	—	—

Total	$265,226	$242,190

Audit Fees—This category includes aggregate fees billed by our independent auditors for the audit of our annual financial statements, audit of management’s assessment and effectiveness of internal controls over financial reporting, review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years.

Audit-Related Fees—This category consists of services by our independent auditors that, including accounting consultations on transaction related matters, are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees.

Tax Fees—This category consists of professional services rendered for tax compliance and preparation of our corporate tax returns and other tax advice.

All Other Fees—During the years ended December 31, 2007 and 2006, Odenberg, Ullakko, Muranishi & Co. LLP did not incur any fees for other professional services.

The Audit Committee reviewed and approved all audit and non-audit services provided by Odenberg, Ullakko, Muranishi & Co. LLP and concluded that these services were compatible with maintaining its independence. The Audit Committee approved the provision of all non-audit services by Odenberg, Ullakko, Muranishi & Co. LLP.

Pre-Approval Policies and Procedures

In accordance with the SEC’s auditor independence rules, the Audit Committee has established the following policies and procedures by which it approves in advance any audit or permissible non-audit services to be provided to us by our independent auditor.

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

The Audit Committee will not grant approval for:

•	any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to us;

•	provision by the independent auditors to us of strategic consulting services of the type typically provided by management consulting firms; or

•

the retention of the independent auditors in connection with a transaction initially recommended by the independent auditors, the tax treatment of which may not be clear under the Internal Revenue Code and related regulations and which it is reasonable to conclude will be subject to audit procedures during an audit of our financial statements.

Tax services proposed to be provided by the auditor to any director, officer or employee of Titan who is in an accounting role or financial reporting oversight role must be approved by the Audit Committee on a case-by-case basis where such services are to be paid for by us, and the Audit Committee will be informed of any services to be provided to such individuals that are not to be paid for by us.

In determining whether to grant pre-approval of any non-audit services in the “all other” category, the Audit Committee will consider all relevant facts and circumstances, including the following four basic guidelines:

•	whether the service creates a mutual or conflicting interest between the auditor and us;

•	whether the service places the auditor in the position of auditing his or her own work;

•	whether the service results in the auditor acting as management or an employee of our company; and

•	whether the service places the auditor in a position of being an advocate for our company.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

(a)	1. Financial Statements

An index to Consolidated Financial Statements appears on page F-1.

2. Schedules

All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

(b)	Exhibits

3.1	—	Restated Certificate of Incorporation of the Registrant.(1)

3.2	—	Form of Amendment to Restated Certificate of Incorporation of the Registrant.(1)

3.3	—	Form of Amendment to Restated Certificate of Incorporation of the Registrant.(15)

3.4	—	By-laws of the Registrant.(1)

4.7	—	Certificate of Designation of Series C Preferred Stock.(6)

4.8	—	Registration Rights Agreement between the Registrant and Cornell Capital Partners, LP, dated September 28, 2005.(14)

4.9		Registration Rights Agreement among the Registrant and certain institutional investors, dated as of December 17, 2007.(20)

10.1*	—	1993 Stock Option Plan.(1)

10.2*	—	1995 Stock Option Plan, as amended.(2)

10.3*	—	Employment Agreement between the Registrant and Louis Bucalo dated February 1, 1993, amended as of February 3, 1994.(1)

10.4*	—	Employment Agreement between Registrant and Richard Allen dated July 28, 1995.(1)

10.5*	—	Employment Agreement between Registrant and Sunil Bhonsle, dated August 6, 1995.(1)

10.6	—	Form of Indemnification Agreement.(1)

†10.9	—	MDR Exclusive License Agreement between Ingenex, Inc. (formerly Pharm-Gen Systems Ltd.) and the Board of Trustees of the University of Illinois dated May 6, 1992.(1)

†10.11	—	License Agreement between Theracell, Inc. and New York University dated November 20, 1992, as amended as of February 23, 1993 and as of February 25, 1995.(1)

†10.12	—	License Agreement between the Registrant and the Massachusetts Institute of Technology dated September 28, 1995.(1)

†10.14	—	Exclusive License Agreement between Ingenex, Inc. and the Board of Trustees of the University of Illinois, dated July 1, 1994.(1)

†10.15	—	Exclusive License Agreement between Ingenex, Inc. and the Board of Trustees of the University of Illinois, dated July 1, 1994.(1)

†10.16	—	License Agreement between Ingenex, Inc. and the Massachusetts Institute of Technology, dated September 11,1992.(1)

†10.17	—	License Agreement between Ingenex, Inc. and Baylor College of Medicine, dated October 21, 1992.(1)

10.18	—	Lease for Registrant’s facilities, amended as of October 1, 2004.(13)

†10.20	—	License Agreement between Trilex Pharmaceuticals, Inc. (formerly Ascalon Pharmaceuticals, Inc.) and the University of Kentucky Research Foundation dated May 30, 1996.(3)

†10.22	—	License Agreement between the Registrant and Sanofi-Aventis SA (formerly Hoechst Marion Roussel, Inc.) effective as of December 31, 1996.(4)

10.23*	—	Employment Agreement between Registrant and Robert E. Farrell dated August 9, 1996.(4)

†10.27	—	License Agreement between the Registrant and Bar-Ilan Research and Development Company Limited effective November 25, 1997.(5)

10.28	—	License Agreement between the Registrant and Ansan Pharmaceuticals, Inc. dated November 24, 1997.(5)

†10.30	—	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997.(5)

10.31*	—	1998 Stock Option Plan, as amended.(7)

†10.32	—	License Agreement between the Registrant and Schering AG dated January 25, 2000.(8)

10.34	—	Agreement and Plan of Merger by and among the Registrant, GeoMed Merger Sub Corp., GeoMed, Inc. and Dr. Lawrence Bernstein, Dr. Neil Gesundheit, Leland Wilson and Dr. Virgil Place dated July 11, 2000.(9)

10.35*	—	2001 Non-Qualified Employee Stock Option Plan.(10)

10.37*	—	2002 Stock Option Plan.(11)

10.38	—	Merger Agreement between the Registrant and Developmental Therapeutics, Inc. dated October 15, 2003.(13)

10.39	—	Addendums to License Agreement between the Registrant and Schering AG dated January 25, 2000.(13)

10.40*	—	Amendment to Employment Agreement between the Registrant and Louis Bucalo dated February 7, 2005.(13)

10.41	—	Standby Equity Distribution Agreement between the Registrant and Cornell Capital Partners, LP, dated September 28, 2005.(14)

10.42	—	Common Stock Purchase Agreement by and between Titan Pharmaceuticals, Inc. and Azimuth Opportunity Ltd., dated as of March 14, 2007.(16)

10.43	—	Form of Common Stock Purchase Agreement among the Registrant and certain individual and institutional investors, dated as of April 25, 2007.(17)

10.44	—	Employment Agreement with Marc Rubin, M.D. dated August 10, 2007.(18)

10.45	—	Employment Agreement with Louis R. Bucalo, M.D. dated September 17, 2007.(18)

10.46	—	Amendment to Employment Agreement between Registrant and Sunil Bhonsle, dated December 13, 2007.

10.47	—	Amendment to Employment Agreement between Registrant and Robert E. Farrell dated December 13, 2007.

10.48	—	Form of Stock Purchase Agreement among the Registrant and certain institutional investors, dated as of December 17, 2007.(19)

14	—	Code of Business Conduct and Ethics.(12)

21	—	List of Subsidiaries.

23.1	—	Consent of Odenberg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm.

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	—	Certification of Chief Executive Office and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted with respect to portions of this exhibit.
*	Represents a management contract or compensatory plan.
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 33-99386).
(2)	Incorporated by reference from the Registrant’s Definitive Proxy Statement filed on September 3, 1996.
(3)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 333-13469) filed on October 4, 1996, amended on November 25, 1996.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.
(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-42367) filed on December 16, 1997.
(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
(7)	Incorporated by reference from the Registrant’s Definitive Proxy Statement filed on July 28, 2000.
(8)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.
(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(11)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(13)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 28, 2005.
(15)	Incorporated by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A filed on July 12, 2005.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated March 16, 2007.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated April 26, 2007.
(18)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 19, 2007.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 27, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Date: March 11, 2008	By:	/s/ MARC RUBIN
Marc Rubin, M.D., President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ MARC RUBIN Marc Rubin, M.D.	President and Chief Executive Officer (principal executive officer)	March 11, 2008

/s/ LOUIS R. BUCALO Louis R. Bucalo, M.D.	Executive Chairman	March 10, 2008

/s/ VICTOR J. BAUER Victor J. Bauer, Ph.D.	Director	March 10, 2008

/s/ SUNIL BHONSLE Sunil Bhonsle	Executive Vice President, Chief Operating Officer and Director	March 11, 2008

/s/ EURELIO M. CAVALIER Eurelio M. Cavalier	Director	March 10, 2008

/s/ HUBERT E. HUCKEL Hubert E. Huckel, M.D.	Director	March 10, 2008

/s/ JOACHIM FRIEDRICH KAPP Joachim Friedrich Kapp, M.D., Ph.D.	Director	March 11, 2008

/s/ M. DAVID MACFARLANE M. David MacFarlane, Ph.D.	Director	March 8, 2008

/s/ LEY S. SMITH Ley S. Smith	Director	March 9, 2008

/s/ KONRAD M. WEIS Konrad M. Weis, Ph.D.	Director	March 8, 2008

/s/ ROBERT E. FARRELL Robert E. Farrell, J.D.	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 11, 2008

TITAN PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Titan Pharmaceuticals, Inc.

We have audited Titan Pharmaceuticals, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Titan Pharmaceuticals, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Titan Pharmaceuticals, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/    ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, CA

March 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Titan Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Titan Pharmaceuticals, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Titan Pharmaceuticals, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 14 to the consolidated financial statements, on January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109. Also as discussed in Note 1 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Titan Pharmaceuticals, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/    ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, CA

March 7, 2008

TITAN PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands of dollars)
Assets
Current assets:
Cash and cash equivalents	$25,614	$9,613
Marketable securities	4,402	4,102
Prepaid expenses, receivables and other current assets	440	504

Total current assets	30,456	14,219

Property and equipment, net	388	457
Investment in other companies	—	150
Other assets	—	214

	$30,844	$15,040

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$557	$561
Accrued clinical trials expenses	2,388	1,521
Other accrued liabilities	1,311	1,312

Total current liabilities	4,256	3,394

Commitments and contingencies

Minority interest—Series B preferred stock of Ingenex, Inc.	1,241	1,241

Stockholders’ Equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized, none issued and outstanding:	—	—
Common stock, at amounts paid in, $0.001 par value per share; 75,000,000 shares authorized, 58,281,460 and 38,975,040 shares issued and outstanding at December 31, 2007 and 2006, respectively	255,429	224,221
Additional paid-in capital	11,508	10,118
Accumulated deficit	(241,591)	(223,944)
Accumulated other comprehensive income	1	10

Total stockholders’ equity	25,347	10,405

	$30,844	$15,040

See accompanying notes.

TITAN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2007	2006	2005
	(in thousands, except per share amount)
Revenue:
License revenue	$24	$32	$89

Operating expenses:
Research and development	12,244	11,620	17,770
General and administrative	6,213	4,859	5,370

Total operating expenses	18,457	16,479	23,140

Loss from operations	(18,433)	(16,447)	(23,051)
Other income (expense):
Interest income	646	717	570
Other income (expense)	140	(7)	19

Other income, net	786	710	589

Net loss	$(17,647)	$(15,737)	$(22,462)

Basic and diluted net loss per share	$(0.41)	$(0.42)	$(0.69)

Weighted average shares used in computing basic and diluted net loss per share	42,998	37,902	32,635

See accompanying notes.

TITAN PHARMACEUTICALS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2004	222	$—	32,308	$210,264	$9,327	$(82)	$(185,745)	$(51)	$33,713
Comprehensive loss:
Net loss							(22,462)		(22,462)
Unrealized gain on marketable securities								42	42

Comprehensive loss									(22,420)
Issuance of common stock, net of issuance costs of $263			3,131	3,887					3,887
Issuance of common stock upon exercise of options			145	180					180
Compensation related to stock options					(63)				(63)
Amortization of deferred compensation						63			63
Redemption of series C preferred stock	(222)								—

Balances at December 31, 2005	—	—	35,584	214,331	9,264	(19)	(208,207)	(9)	15,360

Comprehensive loss:
Net loss							(15,737)		(15,737)
Unrealized gain on marketable securities								19	19

Comprehensive loss									(15,718)
Issuance of common stock, net of issuance costs of $730			3,077	9,270					9,270
Issuance of common stock upon exercise of options			314	620					620
Compensation related to stock options					854				854
Amortization of deferred compensation						19			19

Balances at December 31, 2006	—	—	38,975	224,221	10,118	—	(223,944)	10	10,405

Comprehensive loss:
Net loss							(17,647)		(17,647)
Unrealized gain on marketable securities								(9)	(9)

Comprehensive loss									(17,656)
Issuance of common stock, net of issuance costs of $2,205			19,232	31,075					31,075
Issuance of common stock upon exercise of options			74	133					133
Compensation related to stock options					1,390				1,390

Balances at December 31, 2007	—	$—	58,281	$255,429	$11,508	$—	$(241,591)	$1	$25,347

See accompanying notes.

TITAN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006	2005
	(in thousands of dollars)
Cash flows from operating activities:
Net loss	$(17,647)	$(15,737)	$(22,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	288	389	405
Gain on investment activities	(352)	—	(8)
(Gain) loss on disposition of property and equipment	(7)	5	—
Non-cash compensation related to stock options	1,390	873	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	278	712	(320)
Accounts payable	(4)	42	(171)
Accrued clinical trials and other liabilities	866	216	(365)

Net cash used in operating activities	(15,188)	(13,500)	(22,921)

Cash flows from investing activities:
Purchases of property and equipment, net	(212)	(63)	(149)
Proceeds from the sale of investments	502	—	—
Purchases of marketable securities	(56,302)	(15,596)	(7,202)
Proceeds from maturities of marketable securities	27,945	19,740	29,884
Proceeds from the sale of marketable securities	28,048	—	—

Net cash provided by (used in) investing activities	(19)	4,081	22,533

Cash flows from financing activities:
Issuance of common stock, net	31,208	9,890	4,067

Net cash provided by financing activities	31,208	9,890	4,067

Net increase in cash and cash equivalents	16,001	471	3,679
Cash and cash equivalents at beginning of year	9,613	9,142	5,463

Cash and cash equivalents at end of year	25,614	9,613	9,142
Marketable securities at end of year	4,402	4,102	8,227

Cash, cash equivalents and marketable securities at end of year	$30,016	$13,715	$17,369

See accompanying notes.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

The Company and its Subsidiaries

We are a biopharmaceutical company developing proprietary therapeutics primarily for the treatment of central nervous system (CNS) disorders. Our product development programs focus primarily on large pharmaceutical markets with significant unmet medical needs and commercial potential. We are directly developing our product candidates and also utilizing corporate partnerships, including a collaboration with Bayer Schering Pharma AG, Germany (Bayer Schering). These collaborations help fund product development and enable us to retain significant economic interest in our products. At December 31, 2007, we owned 81% of Ingenex, Inc. assuming the conversion of all preferred stock to common stock. We operate in only one business segment, the development of pharmaceutical products.

We expect to continue to incur substantial additional operating losses from costs related to continuation and expansion of product and technology development, clinical trials, and administrative activities. We believe that our working capital at December 31, 2007 is sufficient to sustain our planned operations through 2008. Additionally, we have funds available under the Purchase Agreement provided we obtain the necessary shareholder approval to access such funds.

Although the Common Stock Purchase Agreement provides us with up to an additional $24.0 million of financing, subject to the receipt of required shareholder approval, we will need to seek additional financing sources to fund our product development activities, and will be required to obtain substantial funding to commercialize any products other than iloperidone or Spheramine that we may successfully develop. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer or discontinue one or more of our product development programs.

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

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the share-based compensation expense for the years ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007	2006
Weighted-average risk-free interest rate	3.9%	4.8%
Expected dividend payments	—	—
Expected holding period (years)(1)	6.1	5.8
Weighted-average volatility factor	0.78	0.64
Estimated forfeiture rates for options granted to management(2)	2%	2%
Estimated forfeiture rates for options granted to non-management(2)	29%	31%

(1)	Based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla options.”
(2)	Estimated forfeiture rates are based on historical data.

The following table summarizes the SFAS 123R share-based compensation expense recorded for awards under the stock option plans and the resulting impact on our basic and diluted loss per share for the years ended December 31, 2007 and 2006, due to the adoption of SFAS 123R:

	Years Ended December 31,
(in thousands, except per share amounts)	2007	2006
Research and development	$391	$354
General and administrative	999	519

Total share-based compensation expenses	$1,390	$873

Increase in basic and diluted net loss per share	$(0.03)	$(0.03)

No tax benefit was recognized related to share-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

During the year ended December 31, 2007 we granted 2,199,100 options to employees, directors and consultants to purchase common stocks. The following table summarizes option activity for the year ended December 31, 2007:

(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	6,590	$7.12
Granted	2,199	2.55
Exercised	(74)	1.79
Cancelled	(291)	4.87

Outstanding at December 31, 2007	8,424	$6.05	5.68	$217

Options exercisable at December 31, 2007	6,008	$7.47	4.17	$211

As of December 31, 2007 there was approximately $3,066,000 of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 2.93 years.

Prior to adoption of SFAS 123R, we elected to follow Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, rather than the alternative method of accounting prescribed by SFAS 123, Accounting for Stock-Based Compensation. Under APB 25, no compensation expense is recognized when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on our net loss and net loss per share if we had applied the provisions of SFAS 123 to estimate and recognize compensation expense for our share-based employee compensation during the year ended December 31, 2005.

Year Ended December 31, 2005
Net loss, as reported	$(22,462)
Add: Stock-based employee compensation expense included in reported net loss	(27)
Deduct: Stock-based employee compensation expense determined under fair value method for all stock option grants	(873)

Pro forma net loss	$(23,362)

Basic and diluted net loss per share, as reported	$(0.69)

Pro forma basic and diluted net loss per share	$(0.72)

The fair value of options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following assumptions for the year ended December 31, 2005: weighted-average volatility factor of 0.70; no expected dividend payments; weighted-average risk-free interest rate in effect of 4.1%; and a weighted-average expected life of 3.12. In the pro forma information for the year ended December 31, 2005, we accounted for forfeitures as they occurred.

Cash, Cash Equivalents and Marketable Securities

Our investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible given these two constraints. We satisfy liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers and limit the amount of credit exposure to any one issuer. The estimated fair values have been determined using available market information. We do not use derivative financial instruments in our investment portfolio.

All investments with original maturities of three months or less are considered to be cash equivalents. Our marketable securities, consisting primarily of high-grade debt securities including money market funds, U.S. government and corporate notes and bonds, and commercial paper, are classified as available-for-sale at time of purchase and carried at fair value. If the fair value of a security is below its amortized cost for six consecutive months or if its decline is due to a significant adverse event, the impairment is considered to be other-than-temporary. Other-than-temporary declines in fair value of our marketable securities are charged against interest income. We recognized no charge in 2007 and $27,000 in 2006, and $45,000 in 2005 as a result of charges related to other-than-temporary declines in the fair values of certain of our marketable securities. Amortization of premiums and discounts, and realized gains and losses are included in interest income. Unrealized gains and losses are included as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The cost of securities sold is based on use of the specific identification method.

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

In December 2001, we made a $300,000 equity investment in Molecular Medicine BioServices, Inc. for 714,286 shares of Series A Preferred stock. In September 2004, we recorded a $150,000 reduction in the carrying value of our investment in Molecular Medicine BioServices, Inc., and included the loss in other income (expense). In May 2007, we entered into an agreement to sell our investment in Molecular Medicine BioServices, Inc. and received proceeds of $452,000 related to the sale. In September 2007, we received $50,000 of additional proceeds related to the sale of our investment. As a result of the sale, we recognized a gain on the sale of $352,000 included in the Consolidated Statements of Operations.

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

Research and Development Costs and Related Accrual

Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses, facility costs, administrative expenses and allocations of corporate costs. External expenses consist of costs associated with outsourced clinical research organization activities, sponsored research studies, product registration, patent application and prosecution, and investigator sponsored trials. In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” all such costs are charged to expense as incurred. We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by clinical research organizations, (“CROs”), and clinical sites. These costs are recorded as a component of R&D expenses. Under our agreements, progress payments are typically made to investigators, clinical sites and CROs. We analyze the progress of the clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

Net Loss Per Share

We calculate basic net loss per share using the weighted average common shares outstanding for the period. Diluted net income per share would include the impact of other dilutive equity instruments, primarily our preferred stock, options and warrants. For the years ended December 31, 2007, 2006, and 2005, outstanding preferred stock, options and warrants totaled 9.3 million, 6.6 million, and 6.7 million shares, respectively. We reported net losses for all years presented and, therefore, preferred stock, options and warrants were excluded from the calculation of diluted net loss per share as they were anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income. The only component of other comprehensive income is unrealized gains and losses on our marketable securities. Comprehensive loss for the years ended December 31, 2007, 2006, and 2005 was $17.7 million, $15.7 million, and $22.4 million, respectively. Comprehensive income (loss) has been disclosed in the Consolidated Statements of Stockholders’ Equity for all periods presented.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of SFAS 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for us beginning January 1, 2008. We are currently evaluating the potential impact of the adoption of SFAS 159 on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We do not expect a potential impact of the adoption of SFAS 141R on our current consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial position, results of operations or cash flows.

In June 2007, the FASB ratified Emerging Issue Task Force Issue No. 07-3 (“EITF 07-3”), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which requires nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities to be deferred and capitalized. These amounts will be recognized as expense in the period that the related goods are delivered or the related services are performed or when an entity does not expect the goods to be delivered or services to be rendered. EITF 07-3 is effective for the fiscal years beginning after December 31, 2007, including interim periods within those fiscal years. Earlier adoption is not permitted. We are currently evaluating the potential impact of the adoption of the provisions of EITF 07-3 prospectively, beginning January 1, 2008.

2. Cash, Cash Equivalents and Marketable Securities

The following is a summary of our cash, cash equivalents and marketable securities at December 31, 2007 and 2006 (in thousands):

	2007				2006
Classified as:	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash	$2,013	$—	$—	$2,013	$2,053	$—	$—	$2,053
Cash equivalents:
Money market funds	23,601	—	—	23,601	7,560	—	—	7,560

Total cash and cash equivalents	25,614	—	—	25,614	9,613	—	—	9,613
Marketable securities:
Securities of the U.S. government and its agencies	4,401	1	—	4,402	4,092	10	—	4,102

Total cash, cash equivalents and marketable securities	$30,015	$1	$—	$30,016	$13,705	$10	$—	$13,715

Securities available-for-sale:
Maturing within 1 year	$4,401			$4,402	$3,392			$3,400

Maturing between 1 to 2 years	$—			$—	$700			$702

There were no material gross realized gains or losses on sales of marketable securities for the years ended December 31, 2007, 2006 and 2005.

3. Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2007	2006
Furniture and office equipment	$402	$579
Leasehold improvements	489	459
Laboratory equipment	686	852
Computer equipment	940	977

	2,517	2,866
Less accumulated depreciation and amortization	(2,129)	(2,409)

Property and equipment, net	$388	$457

Depreciation and amortization expense was $288,000, $389,000, and $405,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

4. Research and License Agreements

We have entered into various agreements with research institutions, universities, clinical research organizations and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Expenses under these agreements totaled approximately $378,000, $690,000, and $700,000 in the years ended December 31, 2007, 2006, and 2005, respectively.

At December 31, 2007, the annual aggregate commitments we have under these agreements, including minimum license payments, are as follows (in thousands):

2008	$158
2009	161
2010	161
2011	161
2012	161

$802

After 2012, we must make annual payments aggregating approximately $161,000 per year to maintain certain licenses. Certain licenses provide for the payment of royalties by us on future product sales, if any. In addition, in order to maintain these licenses and other rights during product development, we must comply with various conditions including the payment of patent related costs and obtaining additional equity investments.

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

In June 2004, we announced that Vanda Pharmaceuticals, Inc. (Vanda) had acquired from Novartis the worldwide rights to develop and commercialize iloperidone, our proprietary antipsychotic agent in Phase III clinical development for the treatment of schizophrenia and related psychotic disorders. Under its agreement with Novartis, Vanda is pursuing advancement of the iloperidone development program. All of our rights and economic interests in iloperidone, including royalties on sales of iloperidone, remain essentially unchanged under the agreement.

7. Licensing and Collaborative Agreement with Bayer Schering Pharma AG

In January 2000, we entered into a licensing and collaborative agreement with Bayer Schering Pharma AG (Bayer Schering), under which we will collaborate with Bayer Schering on manufacturing and clinical development of our cell therapy product, Spheramine®, for the treatment of Parkinson’s disease. Under the agreement, we will perform clinical development activities for which we will receive funding. As of

December 31, 2007, we have recognized $2.8 million under this agreement. In February 2002, we announced that we received a $2.0 million milestone payment from Bayer Schering. The milestone payment followed Bayer Schering’s decision in the first quarter 2002 to initiate larger, randomized clinical testing of Spheramine for the treatment of patients with advanced Parkinson’s disease following the successful completion of our Phase I/II clinical study of Spheramine. As a result, we recognized $2.0 million in contract revenue in the first quarter of 2002. Bayer Schering will fully fund, and manage in collaboration with us, all future pilot and pivotal clinical studies, and manufacturing and development activities. We are entitled to receive up to an aggregate of $8 million over the life of the Bayer Schering agreement upon the achievement of specific milestones. We will also receive a royalty on future net sales of the product.

8. DITPA Acquisition

On October 16, 2003, we announced the acquisition of a novel product in clinical testing for the treatment of congestive heart failure (CHF). The product in development, 3,5-diiodothyropropionic acid (DITPA), is an orally active analogue of thyroid hormone that has demonstrated in preclinical and clinical studies to date the ability to improve cardiac function, with no significant adverse effects. We acquired DITPA through the acquisition of Developmental Therapeutics, Inc. (DTI), a private company established to develop DITPA, and the exclusive licensee of recently issued U.S. patent and pending U.S. and international patent applications covering DITPA. We acquired DTI in a stock transaction for 1,187,500 shares of our common stock valued at approximately $3.6 million using the average market price of our common stock over the five-day trading period, including and prior to the date of the merger in accordance with generally accepted accounting principles. We also made a cash payment of $171,250 to the licensor of the technology. In the fourth quarter of 2003, the total acquisition cost of $3.9 million was reported as acquired research and development in the consolidated statement of operations. An additional payment of 712,500 shares of our common stock will be made only upon the achievement of positive pivotal study results or certain other substantial milestones within five years. In addition, a cash payment of $102,750 or, alternatively, an additional payment of 37,500 shares of our common stock, will be made to the licensor of the technology upon achievement of such study results or such other substantial milestones within five years. No specific milestones have been achieved related to this acquisition as of December 31, 2007. In October 2006, we discontinued further enrollment in our Phase II study of DITPA in CHF. In addition to the discontinuation of our Phase II clinical study in CHF, the Department of Veteran’s Affairs has indicated that it will discontinue its Cooperative Studies Program Phase II study of DITPA in CHF patients.

9. Commitments and Contingencies

Lease Commitments

We lease facilities under operating leases that expire at various dates through June 2010. We also lease certain office equipment under operating leases that expire at various dates through March 2010. Rental expense was $705,000, $703,000, and $721,000 for years ended December 31, 2007, 2006, and 2005, respectively.

The following is a schedule of future minimum lease payments at December 31, 2007 (in thousands):

2008	$469
2009	452
2010	218
Thereafter	—

$1,139

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

In July 2007, a complaint was filed in the United States District Court in and for the Middle District of Florida against, among others, Berlex, Inc., Schering AG, the Regents of the University of California and us alleging that a patient in the Spheramine Phase IIb clinical trial suffered certain physical effects and that she and her husband suffered emotional distress as a result of her participation in the trial. The complaint alleged breach of contract, product liability and fraud and deceit claims. The plaintiffs were seeking $5.2 million in damages, as well as punitive damages, costs and attorney’s fees. In September 2007, the plaintiff voluntarily dismissed the complaint and filed a substantially similar action in the Superior Court of the State of California, Alameda County. The parties are in the final stages of settling this dispute and it is not expected that we will be required to make any payments in connection with such settlement.

10. Guarantees and Indemnifications

As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2007.

In the normal course of business, we have commitments to make certain milestone payments to various clinical research organizations in connection with our clinical trial activities. Payments are contingent upon the achievement of specific milestones or events as defined in the agreements, and we have made appropriate accruals in our consolidated financial statements for those milestones that were achieved as of December 31, 2007. We also provide indemnifications of varying scope to our clinical research organizations and investigators against claims made by third parties arising from the use of our products and processes in clinical trials. Historically, costs related to these indemnification provisions were immaterial. We also maintain various liability insurance policies that limit our exposure. We are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

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

Common Stock

In December 2007, we completed the sale of units consisting of 13,300,000 shares of our common stock and five-year warrants to purchase 6,650,000 shares of our common stock to certain institutional investors for gross proceeds of approximately $21.3 million. Net proceeds were approximately $19.9 million. The warrants have an exercise price of $2.00 per share. In January 2008, we filed a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock and shares of common stock underlying the warrants issued in the private placement.

In March 2007, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), with Azimuth Opportunity Ltd. (“Azimuth”) which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to the lesser of (a) $25.0 million of our common stock, or (b) 7,805,887 shares of our common stock over the 24 month term of the Purchase Agreement. Over the term of the Purchase Agreement, at our sole discretion, we may present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, subject to certain limits and so long as specified conditions are met. The price per share at which the shares will be sold, and therefore the number of shares to be sold pursuant to the draw down notice, is determined over a pricing period of up to ten consecutive trading days. The per share purchase price for the shares sold on any particular trading day during the pricing period will equal the daily volume weighted average price of our common stock for that day, less a discount ranging from 4.5% to 7.0% depending on the threshold price specified by us (which in no event may be less than $1.50 per share). We are able to present Azimuth with up to 30 draw down notices during the 24 month term of the Purchase Agreement, with a minimum of five trading days required between each draw down pricing period. The Purchase Agreement also provides that from time to time and at our sole discretion we may grant Azimuth the right to exercise one or more options to purchase additional shares of our common stock up to an aggregate amount specified by us during each draw down pricing period. The threshold price for the option is determined by us and is subject to a discount calculated in the same manner as for the draw down notices. Any sale of the shares will be registered pursuant to the February 2007 shelf registration statement. In October 2007, we completed a sale of 486,746 shares of our common stock under the Purchase Agreement with Azimuth at a price of approximately $2.05 per share, for gross proceeds of approximately $1.0 million. Net proceeds were approximately $965,000.

In March 2007, we terminated the Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, we could have required Cornell Capital Partners to purchase up to $35.0 million of our common stock over a two year period following the effective date of a registration statement covering the shares of the common stock to be sold to Cornell Capital Partners. In 2005, we completed a total of five draw downs under the Standby Equity Distribution Agreement selling a total of 3,050,435 shares of our common stock for gross proceeds of approximately $4.0 million. Net proceeds were approximately $3.8 million. No draw downs were made under this facility during 2006 and 2007.

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

Shares Reserved for Future Issuance

As of December 31, 2007, shares of common stock reserved by us for future issuance consisted of the following (shares in thousands):

Stock options	8,424
Shares issuable upon the exercise of warrants	6,650
DTI merger contingent shares	750

15,824

12. Stock Option Plans

In October 2007, we granted to Dr. Marc Rubin, upon his joining the Company as President and Chief Executive Officer and pursuant to his agreement with the Company, 10-year options to purchase 1,500,000 shares of common stock at an exercise price of $2.40 per share. The options vest monthly over a four-year period, subject to a requirement of at least 12 months of employment for the vesting of any options. Notwithstanding the foregoing, all unvested options will automatically become vested and exercisable immediately prior to the occurrence of a change of control. The options will expire on the tenth anniversary of the date of the Option Agreement. The Company received no consideration for the issuance of the options. The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder, because the shares were issued to a sophisticated individual who is a director and officer of the Company in a private transaction.

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

In July 2002, our Board of Directors elected to continue the option grant practice under our amended 1998 Option Plan, which provided for the automatic grant of non-qualified stock options (Directors’ Options) to our directors who are not 10% stockholders (Eligible Directors). Each Eligible Director will be granted an option to purchase 10,000 shares of common stock on the date that such person is first elected or appointed a director. Commencing on the day immediately following the later of (i) the 2000 annual stockholders meeting, or (ii) the first annual meeting of stockholders after their election to the Board, each Eligible Director will receive an automatic biennial (i.e. every two years) grant of an option to purchase 15,000 shares of common stock as long as such director is a member of the Board of Directors. In addition, each Eligible Director will receive an automatic annual grant of an option to purchase 5,000 shares of common stock for each committee of the Board on which they serve. The exercise price of the Director’s Options shall be equal to the fair market value of our common stock on the date of grant. Commencing in 2005, the biennial grant of options to non-employee directors pursuant to our stockholder-approved stock option plans was increased from 15,000 options to 20,000 options. Commencing in 2008, the biennial grant of 20,000 options to directors will be replaced with an annual grant of 10,000 options to align the grants with the term of the directors.

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

Activity under our stock option plans, as well as non-plan activity, are summarized below (shares in thousands):

	Shares Available For Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2004	1,465	6,445	$8.39
Increase in shares reserved	1,000	—	—
Options granted	(953)	953	$3.03
Options exercised	—	(145)	$1.24
Options cancelled	754	(754)	$10.14

Balance at December 31, 2005	2,266	6,499	$7.56
Options granted	(1,158)	1,158	$1.69
Options exercised	—	(314)	$1.98
Options cancelled	606	(753)	$4.68

Balance at December 31, 2006	1,714	6,590	$7.12
Increase in shares reserved	1,500	—	—
Options granted	(2,199)	2,199	$2.55
Options exercised	—	(74)	$1.79
Options cancelled	182	(291)	$4.87

Balance at December 31, 2007	1,197	8,424	$6.05

Our option plans allow for stock options issued as the result of a merger or consolidation of another entity, including the acquisition of minority interest of our subsidiaries, to be added to the maximum number of shares provided for in the plan (Substitute Options). Consequently, Substitute Options are not returned to the shares reserved under the plan when cancelled. During 2007, 2006 and 2005, the number of Substitute Options cancelled was immaterial.

Options for 6.0 million and 5.3 million shares were exercisable at December 31, 2007 and 2006, respectively. The options outstanding at December 31, 2007 have been segregated into four ranges for additional disclosure as follows (option shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.08 - $2.39	2,140	7.01	$1.80	1,818	$1.73
$2.40 - $2.96	2,140	9.05	$2.48	495	$2.68
$2.99 - $7.50	2,143	3.63	$4.99	1,694	$5.48
$8.77 - $43.63	2,001	2.83	$15.55	2,001	$15.55

$0.08 - $43.63	8,424	5.68	$6.05	6,008	$7.47

In addition, Ingenex has a stock option plan under which options to purchase common stock of Ingenex have and may be granted. No options have been granted under such plan since 1997.

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

Based upon the above methodology, the weighted-average fair value of options granted during the years ended December 31, 2007, 2006, and 2005 was $1.79, $1.06, and $1.00, respectively. A tabular presentation of pro forma net loss and net loss per share information for the year ended December 31, 2005 is presented in Note 1.

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

14. Income Taxes

As of December 31, 2007, we had net operating loss carryforwards for federal income tax purposes of approximately $237.1 million that expire at various dates through 2027, and federal research and development tax credits of approximately $6.8 million that expire at various dates through 2027. We also had net operating loss carryforwards for California income tax purposes of approximately $91.9 million that expire at various dates through 2017 and state research and development tax credits of approximately $5.8 million which do not expire. Approximately $12.4 million of federal and state net operating loss carryforwards represent stock option deductions arising from activity under the Company’s stock option plan, the benefit of which will increase additional paid in capital when realized.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$81,579	$75,769
Research credit carryforwards	10,606	10,048
Other, net	6,438	5,902

Total deferred tax assets	98,623	91,719
Valuation allowance	(98,623)	(91,719)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $6.9 million, $2.7 million, and $11.9 million during 2007, 2006, and 2005, respectively.

Under SFAS 123R, the deferred tax asset for Net Operating Losses as of December 31, 2007 excludes deductions for excess tax benefits related to stock based compensation.

In November 2005, the FASB issued Financial Statement Position (“FSP”) on SFAS No. 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. Effective upon issuance, FSP No. 123(R)-3 provides for an alternative transition method for calculating the tax effects of stock- based compensation expense pursuant to SFAS No. 123(R). The alternative transition method provides simplified approaches to establish the beginning balance of a tax benefit pool comprised of the additional paid-in capital (“APIC”) related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC tax benefit pool and the statement of cash flows of stock-based awards that were outstanding upon the adoption of SFAS No. 123(R). The Company has made the election to calculate the tax effects of stock-based compensation expense using the alternative transition method pursuant to FSP No. 123(R)-3 and computed the beginning balance of the APIC tax benefit pool by applying the simplified method. Based on the Company’s historical losses, the Company did not have cumulative excess tax benefits from stock-based compensation available in APIC that could be used to offset an equal amount of future tax shortfalls (i.e., when the amount of the tax deductible stock-based compensation is less than the related stock-based compensation cost).

The provision for income taxes consists of state minimum taxes due. The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands):

	Year Ending December 31,
	2007	2006
Computed at 34%	$(5,998)	$(5,348)
State Taxes	(1,017)	(909)
Book losses not currently benefited	6,903	6,219
Other	117	47

Total	$5	$9

In July 2006, the FASB released the Final Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also requires additional disclosure of the beginning and ending unrecognized tax benefits and details regarding the uncertainties that may cause the unrecognized benefits to increase or decrease within a twelve month period.

We adopted the provisions of FIN 48 on January 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. We had no unrecognized tax benefits as of December 31, 2007, including no accrued amounts for interest and penalties.

Our policy will be to recognize interest and penalties related to income taxes as a component of income tax expense. We are subject to income tax examinations for U.S. incomes taxes and state income taxes from 1992 through 2007. We do not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2008.

We file income tax returns in the U.S. Federal jurisdiction and some state jurisdictions. We are subject to the U.S. Federal and State income tax examination by tax authorities for such years 1992 through 2007, due to net operating losses that are being carried forward for tax purposes.

15. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amount)
2007
Total revenue	$—	$12	$—	$12
Net loss	$(3,573)	$(3,534)	$(4,324)	$(6,216)
Basic and diluted net loss per share	$(0.09)	$(0.08)	$(0.10)	$(0.14)
2006
Total revenue	$1	$1	$1	$29
Net loss	$(4,705)	$(3,426)	$(4,340)	$(3,266)
Basic and diluted net loss per share	$(0.13)	$(0.09)	$(0.11)	$(0.09)