Form 10-K/A
period 2007-12-31
TITAN PHARMACEUTICALS INC
filed 2008-03-31
CIK 910267

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

We are filing this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 to correct an omission from Marc Rubin’s biographical information in Item 10, to amend the Summary Compensation Table included in Item 11 to include information related to the compensation of our named executive officers for the fiscal year ended December 31, 2006, to add certain 5% stockholders to the Beneficial Ownership table in Item 12 and to correct typographical errors contained in Item 11. This Annual Report on Form 10-K/A does not reflect any event occurring subsequent to March 12, 2008, the filing date of the original report.

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

Marc Rubin, M.D. has served as our President and Chief Executive since October 2007 and as a director since November 2007. Until February 2007, Dr. Rubin served as Head of Global Research and Development for Bayer Schering Pharma, as well as a member of the Executive Committee of Bayer Healthcare and the Board of Management of Bayer Schering Pharma. Prior to the merger of Bayer Pharmaceuticals and Schering AG in June 2006, Dr. Rubin was a member of the Executive Board of Schering AG since joining such company in October 2003, as well as Chairman of Schering Berlin Inc. and President of Berlex Pharmaceuticals, a division of Schering AG. From 1990 until August 2003, Dr. Rubin was employed by GlaxoSmithKline where he held positions of responsibility in global clinical and commercial development overseeing programs in the United States, Europe, Asia and Latin America. From 2001 through 2003, he was Senior Vice President of Global Clinical Pharmacology & Discovery Medicine. Dr. Rubin holds an M.D. from Cornell University Medical College. Dr. Rubin currently serves on the Board of Directors of Medarex, Inc.

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

Hubert E. Huckel, M.D. has served on our Board of Directors since October 1995. He served in various positions with The Hoechst Group from 1964 until his retirement in December 1992. At the time of his retirement, Dr. Huckel was Chairman of the Board of Hoechst-Roussel Pharmaceuticals, Inc., Chairman and President of Hoechst-Roussel Agri-Vet Company and a member of the Executive Committee of Hoechst Celanese Corporation. He currently serves on the Board of Directors of ThermoGenesis Corp., Catalyst Pharmaceuticals, Inc. and Concordia Pharmaceuticals, Inc. He is a member of the compensation committee of ThermoGenesis Corp.

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

During 2007, our board of directors at the initiation of our then Chairman, President and Chief Executive Officer, Louis R. Bucalo, MD, discussed the possibility of expanding our management team with a senior executive with expertise in product registration and commercialization who could assist us in growing our company and achieving future strategic objectives as our products advanced in late stage development and approached potential commercialization. Dr. Bucalo led the recruitment effort and subsequently identified Marc Rubin as a strong candidate. Our board of directors agreed that Dr. Rubin’s extensive pharmaceutical industry experience in product development and commercialization would enhance Titan’s capabilities and concurred that it was in the company’s best interests that he be retained as President and Chief Executive Officer. The board also concurred that it was important that Dr. Bucalo retain the role of Executive Chairman to enable a smooth transition, as well as to continue to play an integral role in the development and implementation of our strategic goals. Accordingly, effective October 1, 2007, Dr. Rubin joined us in his current position and Dr. Bucalo assumed the role of Executive Chairman.

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

Change in Control and Severance Benefits

In General. We provide the opportunity for certain of our named executive officers to be protected under the severance and change in control provisions contained in their employment agreements. We provide this opportunity to attract and retain an appropriate caliber of talent for the applicable position. Our severance and change in control provisions for the named executive officers are summarized in “—Employment Agreements” and “—Potential Payments upon Termination or Change in Control.” Our analysis indicates that our severance and change in control provisions are consistent with the provisions and benefit levels of other companies disclosing such provisions as reported in public SEC filings. We believe our arrangements are reasonable in light of the fact that cash severance is limited to the greater of the term of the agreement or two years for the Principal Executive Officer (at a rate equal to his then current base salary) and twelve months for other named executive officers (at a rate equal to their then current base salary), there is no severance increase with a change in control and there are no “single trigger” benefits upon a change in control.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Option Awards(2) ($)	All Other Compensation(3) ($)	Total Compensation ($)
Marc Rubin, M.D.(4)	2007	$103,750	$—	$154,691	$—	$258,441
President and Chief Executive Officer	2006	—	—	—	—	—

Louis R. Bucalo, M.D.(5)	2007	493,328	—	236,160	—	729,488
Executive Chairman	2006	378,471	—	137,919	—	516,390

Sunil Bhonsle	2007	297,583	—	159,082	—	456,665
Executive Vice President and Chief Operating Officer	2006	288,421	—	87,763	—	376,184

Robert E. Farrell, J.D.	2007	248,508	—	124,026	—	372,534
Executive Vice President and Chief Financial Officer	2006	240,846	—	55,484	—	296,330

Richard C. Allen, Ph.D.(6)	2006	246,009	—	36,102	—	282,111
Executive Vice President, Cell Therapy

(1)	No bonuses were paid to our named executive officers during or related to 2007.
(2)	Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2007. The assumptions used by us with respect to the valuation of option grants are set forth in “Titan Pharmaceuticals, Inc. Consolidated Financial Statements—Notes to Financial Statements—Note 1—Organization and Summary of Significant Accounting Policies—Stock Option Plans.” The individual awards reflected in the summary compensation table are summarized below:

	Grant Date	Number of Shares	Amount Recognized in Financial Statements in 2007
Marc Rubin, M.D.	10/01/2007	1,500,000	$154,691
Louis R. Bucalo, M.D	01/03/2007	115,000	134,306
	09/24/2007	5,000	1,858
Sunil Bhonsle	01/03/2007	80,000	92,941
Robert E. Farrell, J.D.	01/03/2007	55,000	63,395

(3)	No other compensation, including perquisites, in excess of $10,000 was paid to any of our named executive officers during 2007.
(4)	Dr. Rubin’s salary has been prorated to reflect his October 1, 2007 employment start date.
(5)	Dr. Bucalo’s salary includes $106,812 in compensation related to accrued vacation.
(6)	Dr. Allen’s employment was terminated in March 2006. He received salary continuation payments until December 2006. Dr. Allen’s outstanding options will continue to vest under the terms of his consulting agreement through February 2008.

For a description of the material terms of employment agreements with our named executive officers, see “—Employment Agreements.”

GRANTS OF PLAN-BASED AWARDS(1)

The following table summarizes our awards made to our named executive officers under any plan in 2007.

Name	Grant Date	Approval Date(2)	Number of Shares of Common Stock Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards($)(3)	Grant Date Fair Market Value of a Share ($/Sh)
Marc Rubin, M.D.	10/01/2007	08/10/2007	1,500,000	(6)	$2.40	$2,483,550	$1.66
Louis R. Bucalo, M.D.	01/03/2007	12/18/2006	115,000	(4)	3.13	262,729	2.28
	09/24/2007	09/24/2007	5,000	(5)	2.04	6,939	1.39
Sunil Bhonsle	01/03/2007	12/18/2006	80,000	(4)	3.13	182,768	2.28
Robert E. Farrell, J.D.	01/03/2007	12/18/2006	55,000	(4)	3.13	125,653	2.28

(1)	Each award was granted under the Titan Pharmaceuticals, Inc. 2002 Stock Option Plan.
(2)	All grants were approved by the Compensation Committee on the dates indicated to be granted on the indicated grant date.
(3)	Valuation assumptions are found under “Titan Pharmaceuticals, Inc. Consolidated Financial Statements —Notes to Financial Statements—Note 1—Organization and Summary of Significant Accounting Policies—Stock Option Plans.”
(4)	These options vest over a two year period with fifty percent vesting on the first anniversary and the remaining fifty percent vesting in twelve equal monthly installments.
(5)	These options vest in twelve equal monthly installments beginning on September 24, 2007.
(6)	These options vest over a four year period with twenty-five percent vesting on the first anniversary and the remaining seventy-five percent vesting in thirty-six equal monthly installments.

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

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)		Percent of Shares Beneficially Owned
Marc Rubin, M.D.	130,000		*
Louis R. Bucalo, M.D.	2,481,879	(3)	4.3%
Victor J. Bauer, Ph.D.	276,164	(4)	*
Sunil Bhonsle	1,165,584	(5)	2.0%
Eurelio M. Cavalier	205,518	(6)	*
Robert E. Farrell, J.D.	620,131	(7)	1.1%
Hubert E. Huckel, M.D.	269,061	(8)	*
Joachim Friedrich Kapp, M.D., Ph.D.	68,333	(9)	*
M. David MacFarlane, Ph.D.	92,602	(10)	*
Ley S. Smith	183,018	(11)	*
Konrad M. Weis, Ph.D.	211,926	(12)	*
Arnhold and S. Bleichroeder Advisors, LLC	6,916,899	(13)	11.9%
Jennison Associates, LLC	5,700,000	(14)	9.8%
Prudential Financial, Inc.	8,553,700	(15)	14.7%
All executive officers and directors as a group (11) persons	5,704,216		9.8%

*	Less than one percent.
(1)	Unless otherwise indicated, the address of such individual is c/o Titan Pharmaceuticals, Inc., 400 Oyster Point Boulevard, Suite 505, South San Francisco, California 94080.
(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of a person, shares of our common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of February 29, 2008 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.
(3)	Includes 1,931,879 shares issuable upon exercise of outstanding options.
(4)	Includes 267,520 shares issuable upon exercise of outstanding options.
(5)	Includes 1,004,190 shares issuable upon exercise of outstanding options.
(6)	Includes 175,518 shares issuable upon exercise of outstanding options.
(7)	Includes 499,551 shares issuable upon exercise of outstanding options.
(8)	Includes (i) 203,018 shares issuable upon exercise of outstanding options, (ii) 200 shares held by Dr. Huckel’s son, and (iii) 3,643 shares held by his wife.
(9)	Includes 18,333 shares issuable upon exercise of outstanding options.
(10)	Includes 82,602 shares issuable upon exercise of outstanding options.
(11)	Includes 173,018 shares issuable upon exercise of outstanding options.
(12)	Includes 153,227 shares issuable upon exercise of outstanding options.
(13)	Derived from a Schedule 13G filed by Arnhold and S. Bleichroeder Advisors, LLC on January 8, 2008.
(14)	Derived from a Schedule 13G filed by Jennison Associates, LLC on March 10, 2008.
(15)	Derived from a Schedule 13G filed by Prudential Financial, Inc. on January 10, 2008

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders	5,208,004	$6.52	841,496
Equity compensation plans not approved by security holders(1)(2)	3,215,769	$5.28	355,197

Total	8,423,773	$6.05	1,196,693

(1)	In August 2002, we amended our 2001 Employee Non-Qualified Stock Option Plan. Pursuant to this amendment, a total of 1,750,000 shares of common stock were reserved and authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan.
(2)	In November 1999 and in connection with the redemption of warrants, we granted 813,000 non-qualified stock options outside of our stock option plans to our executive officers, at an exercise price of $12.69, vesting equally over 36 months from the date of grant.

For a discussion of our option plans, see “Item 11. Executive Compensation—Employee Benefit Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

(b)	Exhibits

3.1	—	Restated Certificate of Incorporation of the Registrant.(1)

3.2	—	Form of Amendment to Restated Certificate of Incorporation of the Registrant.(1)

3.3	—	Form of Amendment to Restated Certificate of Incorporation of the Registrant.(15)

3.4	—	By-laws of the Registrant.(1)

4.7	—	Certificate of Designation of Series C Preferred Stock.(6)

4.8	—	Registration Rights Agreement between the Registrant and Cornell Capital Partners, LP, dated September 28, 2005.(14)

4.9		Registration Rights Agreement among the Registrant and certain institutional investors, dated as of December 17, 2007.(20)

10.1*	—	1993 Stock Option Plan.(1)

10.2*	—	1995 Stock Option Plan, as amended.(2)

10.3*	—	Employment Agreement between the Registrant and Louis Bucalo dated February 1, 1993, amended as of February 3, 1994.(1)

10.4*	—	Employment Agreement between Registrant and Richard Allen dated July 28, 1995.(1)

10.5*	—	Employment Agreement between Registrant and Sunil Bhonsle, dated August 6, 1995.(1)

10.6	—	Form of Indemnification Agreement.(1)

†10.9	—	MDR Exclusive License Agreement between Ingenex, Inc. (formerly Pharm-Gen Systems Ltd.) and the Board of Trustees of the University of Illinois dated May 6, 1992.(1)

†10.11	—	License Agreement between Theracell, Inc. and New York University dated November 20, 1992, as amended as of February 23, 1993 and as of February 25, 1995.(1)

†10.12	—	License Agreement between the Registrant and the Massachusetts Institute of Technology dated September 28, 1995.(1)

†10.14	—	Exclusive License Agreement between Ingenex, Inc. and the Board of Trustees of the University of Illinois, dated July 1, 1994.(1)

†10.15	—	Exclusive License Agreement between Ingenex, Inc. and the Board of Trustees of the University of Illinois, dated July 1, 1994.(1)

†10.16	—	License Agreement between Ingenex, Inc. and the Massachusetts Institute of Technology, dated September 11,1992.(1)

†10.17	—	License Agreement between Ingenex, Inc. and Baylor College of Medicine, dated October 21, 1992.(1)

10.18	—	Lease for Registrant’s facilities, amended as of October 1, 2004.(13)

†10.20	—	License Agreement between Trilex Pharmaceuticals, Inc. (formerly Ascalon Pharmaceuticals, Inc.) and the University of Kentucky Research Foundation dated May 30, 1996.(3)

†10.22	—	License Agreement between the Registrant and Sanofi-Aventis SA (formerly Hoechst Marion Roussel, Inc.) effective as of December 31, 1996.(4)

10.23*	—	Employment Agreement between Registrant and Robert E. Farrell dated August 9, 1996.(4)

†10.27	—	License Agreement between the Registrant and Bar-Ilan Research and Development Company Limited effective November 25, 1997.(5)

10.28	—	License Agreement between the Registrant and Ansan Pharmaceuticals, Inc. dated November 24, 1997.(5)

†10.30	—	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997.(5)

10.31*	—	1998 Stock Option Plan, as amended.(7)

†10.32	—	License Agreement between the Registrant and Schering AG dated January 25, 2000.(8)

10.34	—	Agreement and Plan of Merger by and among the Registrant, GeoMed Merger Sub Corp., GeoMed, Inc. and Dr. Lawrence Bernstein, Dr. Neil Gesundheit, Leland Wilson and Dr. Virgil Place dated July 11, 2000.(9)

10.35*	—	2001 Non-Qualified Employee Stock Option Plan.(10)

10.37*	—	2002 Stock Option Plan.(11)

10.38	—	Merger Agreement between the Registrant and Developmental Therapeutics, Inc. dated October 15, 2003.(13)

10.39	—	Addendums to License Agreement between the Registrant and Schering AG dated January 25, 2000.(13)

10.40*	—	Amendment to Employment Agreement between the Registrant and Louis Bucalo dated February 7, 2005.(13)

10.41	—	Standby Equity Distribution Agreement between the Registrant and Cornell Capital Partners, LP, dated September 28, 2005.(14)

10.42	—	Common Stock Purchase Agreement by and between Titan Pharmaceuticals, Inc. and Azimuth Opportunity Ltd., dated as of March 14, 2007.(16)

10.43	—	Form of Common Stock Purchase Agreement among the Registrant and certain individual and institutional investors, dated as of April 25, 2007.(17)

10.44	—	Employment Agreement with Marc Rubin, M.D. dated August 10, 2007.(18)

10.45	—	Employment Agreement with Louis R. Bucalo, M.D. dated September 17, 2007.(18)

10.46	—	Amendment to Employment Agreement between Registrant and Sunil Bhonsle, dated December 13, 2007.(21)

10.47	—	Amendment to Employment Agreement between Registrant and Robert E. Farrell dated December 13, 2007.(21)

10.48	—	Form of Stock Purchase Agreement among the Registrant and certain institutional investors, dated as of December 17, 2007.(19)

14	—	Code of Business Conduct and Ethics.(12)

21	—	List of Subsidiaries.

23.1	—	Consent of Odenberg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm.

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	—	Certification of Chief Executive Office and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted with respect to portions of this exhibit.
*	Represents a management contract or compensatory plan.
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 33-99386).
(2)	Incorporated by reference from the Registrant’s Definitive Proxy Statement filed on September 3, 1996.
(3)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 333-13469) filed on October 4, 1996, amended on November 25, 1996.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.
(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-42367) filed on December 16, 1997.
(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
(7)	Incorporated by reference from the Registrant’s Definitive Proxy Statement filed on July 28, 2000.
(8)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.
(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(11)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(13)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 28, 2005.
(15)	Incorporated by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A filed on July 12, 2005.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated March 16, 2007.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated April 26, 2007.
(18)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 19, 2007.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 27, 2007.
(21)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Date: March 31, 2008	By:	/s/ MARC RUBIN
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