Form 10-Q
period 2008-03-31
TITAN PHARMACEUTICALS INC
filed 2008-05-12
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 58,281,460 shares of the Registrant’s Common Stock issued and outstanding on May 9, 2008.

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1.	Condensed Financial Statements (unaudited)

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2008	December 31, 2007
	(unaudited)	(Note A)
Assets
Current assets
Cash and cash equivalents	$24,340	$25,614
Marketable securities	—	4,402
Prepaid expenses, other receivables and current assets	980	440

Total current assets	25,320	30,456
Property and equipment, net	419	388

Total assets	$25,739	$30,844

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,098	$557
Accrued clinical trials expenses	1,779	2,388
Other accrued liabilities	1,523	1,311

Total current liabilities	4,400	4,256

Minority interest—Series B preferred stock of Ingenex, Inc.	1,241	1,241
Stockholders’ equity
Common stock, at amounts paid-in	255,402	255,429
Additional paid-in capital	12,011	11,508
Accumulated deficit	(247,315)	(241,591)
Accumulated other comprehensive income	—	1

Total stockholders’ equity	20,098	25,347

Total liabilities and stockholders’ equity	$25,739	$30,844

Note A:	The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amount)

	Three Months Ended March 31,
	2008	2007
License revenue	$61	$—
Operating expenses:
Research and development	3,801	2,040
General and administrative	2,214	1,453

Total operating expenses	6,015	3,493

Loss from operations	(5,954)	(3,493)
Other income (expense):
Interest income, net	236	124
Other income (expense)	(6)	(204)

Other income (expense), net	230	(80)

Net loss	$(5,724)	$(3,573)

Basic and diluted net loss per share	$(0.10)	$(0.09)

Weighted average shares used in computing basic and diluted net loss per share	58,281	39,023

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,724)	$(3,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56	96
Gain on disposal of assets	(1)	(5)
Stock-based compensation	503	317
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	(540)	22
Accounts payable and other accrued liabilities	144	(92)

Net cash used in operating activities	(5,562)	(3,235)

Cash flows from investing activities:
Purchases of furniture and equipment	(87)	(80)
Disposals of furniture and equipment	—	5
Purchases of marketable securities	—	(9,052)
Proceeds from maturities of marketable securities	—	4,499
Proceeds from sales of marketable securities	4,401	—

Net cash provided by (used in) investing activities	4,314	(4,628)

Cash flows from financing activities:
Issuance of common stock, net	(26)	96

Net cash provided by (used in) financing activities	(26)	96

Net decrease in cash and cash equivalents	(1,274)	(7,767)
Cash and cash equivalents at beginning of period	25,614	9,613

Cash and cash equivalents at end of period	24,340	1,846
Marketable securities at end of period	—	8,658

Cash, cash equivalents and marketable securities at end of period	$24,340	$10,504

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Summary of Significant Accounting Policies

The Company

We are a biopharmaceutical company developing proprietary therapeutics primarily for the treatment of central nervous system (“CNS”) disorders. Our product development programs focus primarily on large pharmaceutical markets with significant unmet medical needs and commercial potential. We are both directly developing our product candidates and utilizing strategic partnerships to help fund product development that enable us to retain significant economic interest in our products. We operate in one business segment, the development of pharmaceutical products.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Titan Pharmaceuticals, Inc. and its subsidiaries after elimination of all significant intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or any future interim periods.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. Annual Report on Form 10-K/A for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”).

We expect to continue to incur substantial additional operating losses from costs related to continuation and expansion of product and technology development, clinical trials, and administrative activities. We believe that our working capital at March 31, 2008 is sufficient to sustain our planned operations through 2008. Additionally, we have funds available under a Common Stock Purchase Agreement (the “Purchase Agreement”) with Azimuth Opportunity Ltd. (See note 6) provided we obtain the necessary shareholder approval to access such funds.

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

Research and Development Costs and Related Accrual

Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses, facility costs, administrative expenses and allocations of corporate costs. External expenses consist of costs associated with outsourced clinical research organization activities, sponsored research studies, product registration, patent application and prosecution, and investigator sponsored trials. In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” all such costs are charged to expense as incurred. We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by clinical research organizations, (“CROs”), and clinical sites. These costs are recorded as a component of research and development expenses. Under our agreements, progress payments are typically made to investigators, clinical sites and CROs. We analyze the progress of the clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted EITF 07-3, Accounting for Advance Payments for Goods and Services to be Received for Use in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed, subject to an assessment of recoverability. The adoption did not have a material impact on our consolidated results or operations or financial condition.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest of the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We will assess the potential impact of the adoption of SFAS 141R if and when a future acquisition occurs.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, we adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2007, the EITF issued EITF Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. Management does not expect that the adoption EITF 07-1 will have a material impact on the Company’s financial position and results of operations.

Majority-Owned Subsidiary

At March 31, 2008, we owned 81% of Ingenex (assuming the conversion of all preferred stock to common stock).

2. Stock Option Plans

The following table summarizes the SFAS 123R share-based compensation expense recorded for awards under the stock option plans and the resulting impact on our basic and diluted loss per share for the three month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2008	2007
Research and development	$134	$72
General and administrative	369	245

Total share-based compensation expenses	$503	$317

Increase in basic and diluted net loss per share	$(0.01)	$(0.01)

No tax benefit was recognized related to share-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the share-based compensation expense for the three month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Weighted-average risk-free interest rate	2.8%	4.5%
Expected dividend payments	—	—
Expected holding period (years)[1]	5.5	5.9
Weighted-average volatility factor	0.64	0.85
Estimated forfeiture rates for options granted to management[2]	2%	2%
Estimated forfeiture rates for options granted to non-management[2]	30%	29%

[1]

Based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla options” for the three months ended March 31, 2007. For the three months ended March 31, 2008, we used historical data to estimate the expected holding period.

[2]	Estimated forfeiture rates are based on historical data.

During the three month period ended March 31, 2008 we granted 735,427 options to employees, directors and consultants to purchase common stock. The following table summarizes option activity for the three month period ended March 31, 2008:

(in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Option Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	8,424	$6.05	5.68	$217
Granted	735	1.58
Exercised	—	—
Expired or forfeited	—	—

Outstanding at March 31, 2008	9,159	$5.69	5.66	$128

Exercisable at March 31, 2008	6,387	$7.20	4.08	$98

As of March 31, 2008 there was approximately $3.2 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 2.76 years.

3. Net Loss Per Share

We calculated net loss per share using the weighted average common shares outstanding for the periods presented. For the periods ended March 31, 2008 and 2007, the effect of an additional 16,668,000 and 7,009,723 shares, respectively, representing outstanding options and warrants, were not included in the computation of diluted earnings per share because they are anti-dilutive.

4. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. The only component of other comprehensive income or loss is unrealized gains and losses on our marketable securities. Comprehensive losses for the three month periods ended March 31, 2008 and 2007 were $5.7 million and $3.5 million, respectively.

5. Commitments and Contingencies

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

In July 2007, a complaint was filed in the United States District Court in and for the Middle District of Florida against, among others, Berlex, Inc., Schering AG, the Regents of the University of California and us alleging that a patient in the Spheramine Phase IIb clinical trial suffered certain physical effects and that she and her husband suffered emotional distress as a result of her participation in the trial. The complaint alleged breach of contract, product liability and fraud and deceit claims. The plaintiffs were seeking $5.2 million in damages, as well as punitive damages, costs and attorney’s fees. In September 2007, the plaintiff voluntarily dismissed the complaint and filed a substantially similar action in the Superior Court of the State of California, Alameda County. The parties have settled this dispute and we are not required to make any payments in connection with the settlement.

6. Stockholders’ Equity

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

In March 2007, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), with Azimuth Opportunity Ltd. (“Azimuth”) which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to the lesser of (a) $25.0 million of our common stock, or (b) 7,805,887 shares of our common stock over the 24 month term of the Purchase Agreement. Over the term of the Purchase Agreement, at our sole discretion, we may present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, subject to certain limits and so long as specified conditions are met. The price per share at which the shares will be sold, and therefore the number of shares to be sold pursuant to the draw down notice, is determined over a pricing period of up to ten consecutive trading days. The per share purchase price for the shares sold on any particular trading day during the pricing period will equal the daily volume weighted average price of our common stock for that day, less a discount ranging from 4.5% to 7.0% depending on the threshold price specified by us (which in no event may be less than $1.50 per share). We are able to present Azimuth with up to 30 draw down notices during the 24 month term of the Purchase Agreement, with a minimum of five trading days required between each draw down pricing period. The Purchase Agreement also provides that from time to time and at our sole discretion we may grant Azimuth the right to exercise one or more options to purchase additional shares of our common stock up to an aggregate amount specified by us during each draw down pricing period. The threshold price for the option is determined by us and is subject to a discount calculated in the same manner as for the draw down notices. Any sale of the shares will be registered pursuant to the February 2007 shelf registration statement. In October 2007, we completed a sale of 486,746 shares of our common stock under the Purchase Agreement with Azimuth at a price of approximately $2.05 per share, for gross proceeds of approximately $1.0 million. Net proceeds were approximately $965,000. No draw downs were made under this facility during the three month period ended March 31, 2008.

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

7. Subsequent Event

On April 29, 2008, we entered into an agreement with Dr. Louis R. Bucalo pursuant to which he retired and resigned as Executive Chairman and a member of our board of directors. Under the terms of the agreement, we will pay Dr. Bucalo his base monthly salary at the rates provided for in his prior employment agreement through May 14, 2010 (the “Compensation Period”). The agreement provides that the January 2008 annual grant of 150,000 options to Dr. Bucalo will vest in full immediately. All other options held by Dr. Bucalo will continue to vest in accordance with their terms and shall remain exercisable during the Compensation Period.

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

For a full discussion of risks and uncertainties of our product development, see “Risk Factors – Our products are at various stages of development and may not be successfully developed or commercialized” in our 2007 Annual Report on Form 10-K/A.

Results of Operations

Our net loss for the three month period ended March 31, 2008 was approximately $5.7 million, or $0.10 per share, compared to approximately $3.6 million, or $0.09 per share, for the comparable period in 2007.

We had revenues from licensing agreements during the three month period ended March 31, 2008 of approximately $61,000 and no revenues for the comparable period in 2007.

Research and development expenses for the three month period ended March 31, 2008 were approximately $3.8 million, compared to approximately $2.0 million for the comparable period in 2007, an increase of $1.8 million, or 90%. The increase in research and development costs during the three month period ended March 31, 2008 was primarily associated with the continuation of planned clinical trials related to our Probuphine product. In the first quarter 2008, our external research and development expenses relating to our Probuphine product development program were approximately $2.4 million. External research and development expenses include direct expenses such as clinical research organization charges, investigator and review board fees, patient expense reimbursements, pre-clinical activities and contract manufacturing expenses. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three month period ended March 31, 2008 were approximately $2.2 million, compared to approximately $1.5 million for the comparable period in 2007, an increase of $0.7 million, or 47%. The increase in general and administrative expenses during the three month period ended March 31, 2008 was primarily related to increases in non-cash stock compensation costs of approximately $0.1 million, market research costs of approximately $0.5 million and other general and administrative costs of approximately $0.1 million.

Net other income for the three month period ended March 31, 2008 was approximately $0.2 million, compared to net other expense of approximately $80,000 in the comparable period in 2007. The increase in other income, which includes primarily interest income, resulted from an increase in cash balances resulting from our equity offering in December 2007. The net expense in the comparable period of 2007 resulted primarily from a one time charge related to the write-off of deferred offering expenses of $0.2 million associated with the termination of the Cornell Capital Standby Equity Distribution Agreement in March 2007.

Liquidity and Capital Resources

We have funded our operations since inception primarily through sales of our securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government sponsored research grants. At March 31, 2008, we had approximately $24.3 million of cash, cash equivalents, and marketable securities compared to approximately $30.0 million at December 31, 2007.

Our operating activities used approximately $5.6 million during the three months ended March 31, 2008. This consisted primarily of the net loss for the period of approximately $5.7 million and approximately $0.4 million related to changes in operating assets and liabilities. This was offset in part by non-cash charges of approximately $0.1 million related to depreciation and approximately $0.5 million related to share-based compensation expenses. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses. We have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Certain of the licenses require us to pay royalties on future product sales, if any. In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent related costs, annual minimum license fees, meeting project-funding milestones and diligent efforts in product development. The aggregate commitments we have under these agreements, including minimum license payments, for the next twelve months is approximately $0.2 million.

Net cash provide by investing activities of approximately $4.3 million during the three months ended March 31, 2008 consisted of purchases of furniture and equipment of approximately $0.1 million. This was offset by sales and maturities of marketable securities of approximately $4.4 million.

Net cash used by financing activities during the three months ended March 31, 2008 was approximately $26,000, which consisted primarily of expense related to filing of a registration statement with the SEC covering the resale of the shares of common stock and shares of common stock underlying the warrants issued in the private placement in December 2007 (described below).

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

On March 14, 2007, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), with Azimuth Opportunity Ltd. (“Azimuth”) which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to the lesser of (a) $25.0 million of our common stock, or (b) 7,805,887 shares of our common stock over the 24 month term of the Purchase Agreement. Over the term of the Purchase Agreement, at our sole discretion, we may present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, subject to certain limits and so long as specified conditions are met. The price per share at which the shares will be sold, and therefore the number of shares to be sold pursuant to the draw down notice, is determined over a pricing period of up to ten consecutive trading days. The per share purchase price for the shares sold on any particular trading day during the pricing period will equal the daily volume weighted average price of our common stock for that day, less a discount ranging from 4.5% to 7.0% depending on the threshold price specified by us (which in no event may be less than $1.50 per share). We are able to present Azimuth with up to 30 draw down notices during the 24 month term of the Purchase Agreement, with a minimum of five trading days required between each draw down pricing period. The Purchase Agreement also provides that from time to time and at our sole discretion we may grant Azimuth the right to exercise one or more options to purchase additional shares of our common stock up to an aggregate amount specified by us during each draw down pricing period. The threshold price for the option is determined by us and is subject to a discount calculated in the same manner as for the draw down notices. Any sale of the shares will be registered pursuant to the February 2007 shelf registration statement. On October 26, 2007, we completed a sale of 486,746 shares of our common stock under the Purchase Agreement with Azimuth at a price of approximately $2.05 per share, for gross proceeds of approximately $1.0 million. Net proceeds were approximately $965,000. No draw downs were made under this facility during the three month period ended March 31, 2008.

We expect to continue to incur substantial additional operating losses from costs related to continuation and expansion of product and technology development, clinical trials, and administrative activities. We believe that our working capital at March 31, 2008 is sufficient to sustain our planned operations through 2008. Additionally, we have funds available under the Purchase Agreement provided we obtain the necessary shareholder approval to access such funds.

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

Our market risk disclosures set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2007 have not changed materially.

Item 4.	Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

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

In July 2007, a complaint was filed in the United States District Court in and for the Middle District of Florida against, among others, Berlex, Inc., Schering AG, the Regents of the University of California and us alleging that a patient in the Spheramine Phase IIb clinical trial suffered certain physical effects and that she and her husband suffered emotional distress as a result of her participation in the trial. The complaint alleged breach of contract, product liability and fraud and deceit claims. The plaintiffs were seeking $5.2 million in damages, as well as punitive damages, costs and attorney’s fees. In September 2007, the plaintiff voluntarily dismissed the complaint and filed a substantially similar action in the Superior Court of the State of California, Alameda County. The parties have settled this dispute and we are not required to make any payments in connection with the settlement.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

TITAN PHARMACEUTICALS, INC.

May 12, 2008	By:	/s/ Marc Rubin
Marc Rubin, M.D. President and Chief Executive Officer

May 12, 2008	By:	/s/ Robert E. Farrell
Robert E. Farrell, J.D. Executive Vice President and Chief Financial Officer