Form 10-Q
period 2008-06-30
TITAN PHARMACEUTICALS INC
filed 2008-08-11
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

There were 58,287,880 shares of the Registrant’s Common Stock issued and outstanding on August 7, 2008.

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1.	Condensed Financial Statements (unaudited)

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2008	December 31, 2007
	(unaudited)	(Note A)
Assets
Current assets
Cash and cash equivalents	$18,173	$25,614
Marketable securities	—	4,402
Prepaid expenses, other receivables and current assets	906	440

Total current assets	19,079	30,456
Property and equipment, net	388	388

Total assets	$19,467	$30,844

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$585	$557
Accrued clinical trials expenses	2,468	2,388
Other accrued liabilities	1,778	1,311

Total current liabilities	4,831	4,256
Other liabilities	211	—

Total liabilities	5,042	4,256

Minority interest—Series B preferred stock of Ingenex, Inc.	1,241	1,241
Stockholders’ equity
Common stock, at amounts paid-in	255,403	255,429
Additional paid-in capital	12,779	11,508
Accumulated deficit	(254,998)	(241,591)
Accumulated other comprehensive income	—	1

Total stockholders’ equity	13,184	25,347

Total liabilities and stockholders’ equity	$19,467	$30,844

Note	A: The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amount)

	Three Months Ended June 30,		Six months Ended June 30,
	2008	2007	2008	2007
License revenue	$12	$12	$73	$12
Operating expenses:
Research and development	4,819	2,649	8,620	4,689
General and administrative	3,043	1,376	5,258	2,829

Total operating expenses	7,862	4,025	13,878	7,518

Loss from operations	(7,850)	(4,013)	(13,805)	(7,506)
Other income:
Interest income, net	126	182	362	306
Other income	41	297	36	93

Other income, net	167	479	398	399

Net loss	$(7,683)	$(3,534)	$(13,407)	$(7,107)

Basic and diluted net loss per share	$(0.13)	$(0.08)	$(0.23)	$(0.17)

Weighted average shares used in computing basic and diluted net loss per share	58,283	42,201	58,287	40,612

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(13,407)	$(7,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111	174
Gain on disposal of assets	(1)	(9)
Gain on sale of investments	(45)	(302)
Stock-based compensation	1,272	598
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	(465)	105
Accounts payable and other accrued liabilities	785	(147)

Net cash used in operating activities	(11,750)	(6,688)

Cash flows from investing activities:
Purchases of furniture and equipment	(111)	(144)
Disposals of furniture and equipment	—	11
Purchases of marketable securities	—	(36,831)
Proceeds from maturities of marketable securities	4,401	18,335
Proceeds from sales of marketable securities	—	7,948
Sale of investment in other companies	45	452

Net cash provided by (used in) investing activities	4,335	(10,229)

Cash flows from financing activities:
Issuance of common stock, net	(26)	10,303

Net cash provided by (used in) financing activities	(26)	10,303

Net decrease in cash and cash equivalents	(7,441)	(6,614)
Cash and cash equivalents at beginning of period	25,614	9,613

Cash and cash equivalents at end of period	18,173	2,999
Marketable securities at end of period	—	14,638

Cash, cash equivalents and marketable securities at end of period	$18,173	$17,637

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Summary of Significant Accounting Policies

The Company

We are a biopharmaceutical company developing proprietary therapeutics primarily for the treatment of central nervous system (“CNS”) disorders. Probuphine, which utilizes Titan’s proprietary ProNeura long term drug delivery technology, has demonstrated positive results in Phase III testing for treatment of opiate addiction, and the Company is planning to develop this validated sustained drug delivery technology for other potential treatment applications in which conventional treatment is limited by variability in blood drug levels and poor patient compliance. Products based on ProNeura technology can provide controlled drug release on an outpatient basis over extended periods of up to 6—12 months. Titan also has two other products, gallium maltolate and DITPA, in earlier stages of development .Our product development programs focus primarily on large pharmaceutical markets with significant unmet medical needs and commercial potential. Our resources are focused primarily on the development of Probuphine for the treatment of opioid addiction.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Titan Pharmaceuticals, Inc. and its subsidiaries after elimination of all significant intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or any future interim periods.

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

We expect to continue to incur substantial additional operating losses from costs related to continuation of product and technology development, clinical trials, and administrative activities. We believe that our working capital at June 30, 2008 is sufficient to sustain our planned operations into the first quarter of 2009. In light of the fact that our current stock price is significantly below the $1.50 minimum threshold and we have not sought the required shareholder approval for additional draw downs pursuant to the Purchase Agreement with Azimuth Opportunity Ltd. (see Note 6), we do not expect to be able to access additional funds under the Purchase Agreement during the near term.

We will need to seek additional financing sources to fund our product development activities, and will be required to obtain substantial funding to commercialize Probuphine or any other products that we may successfully develop. If we are unable to complete a debt or equity offering, obtain a corporate partner or otherwise obtain sufficient financing when needed, we may be required to reduce, defer or discontinue our product development programs related to Probuphine and our other products.

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

Research and Development Costs and Related Accrual

Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses, facility costs, administrative expenses and allocations of corporate costs. External expenses consist of costs associated with outsourced clinical research organization activities, sponsored research studies, product registration, patent application and prosecution, and investigator sponsored trials. In accordance with SFAS No. 2, Accounting for Research and Development Costs, all such costs are charged to expense as incurred. We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by clinical research organizations, (“CROs”), and clinical sites. These costs are recorded as a component of research and development expenses. Under our agreements, progress payments are typically made to investigators, clinical sites and CROs. We analyze the progress of the clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted EITF 07-3, Accounting for Advance Payments for Goods and Services to be Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed, subject to an assessment of recoverability. The adoption did not have a material impact on our consolidated results or operations or financial condition.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest of the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We will assess the potential impact of the adoption of SFAS 141R if and when a future acquisition occurs.

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

Effective January 1, 2008 we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to apply the fair value option under SFAS 159.

In December 2007, the FASB approved the issuance of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will now be termed noncontrolling interests. SFAS 160 requires a noncontrolling interest to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the noncontrolling interest to be separately identified on the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. At this time, we do not expect adoption of SFAS 160 to have any impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ( “SFAS 161”). SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivatives instruments and related hedge items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect adoption of SFAS 161 to have any impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We do not expect adoption of FASP 142-3 to have any impact on our financial position, results of operations or cash flows.

Majority-Owned Subsidiary

At June 30, 2008, we owned 81% of Ingenex (assuming the conversion of all preferred stock to common stock).

2. Stock Option Plans

The following table summarizes the SFAS 123R share-based compensation expense recorded for awards under the stock option plans and the resulting impact on our basic and diluted loss per share for the three and six month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six months Ended June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Research and development	$103	$81	$237	$153
General and administrative	666	200	1,035	445

Total share-based compensation expenses	$769	$281	$1,272	$598

Increase in basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

No tax benefit was recognized related to share-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the share-based compensation expense for the three and six month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six months Ended June 30,
	2008	2007	2008	2007
Weighted-average risk-free interest rate	3.4%	4.9%	2.9%	4.6%
Expected dividend payments	—	—	—	—
Expected holding period (years)[1]	5.3	6.1	5.5	5.9
Weighted-average volatility factor	0.62	0.84	0.64	0.85
Estimated forfeiture rates for options granted to management[2]	2%	2%	2%	2%
Estimated forfeiture rates for options granted to non-management[2]	31%	29%	31%	29%

[1]

Based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla options” for the three and six months ended June 30, 2007. For the three and six months ended June 30, 2008, we used historical data to estimate the expected holding period.

[2]	Estimated forfeiture rates are based on historical data.

During the three month period ended June 30, 2008 we granted 172,500 options to employees, directors and consultants to purchase common stock. The following table summarizes option activity for the six month period ended June 30, 2008:

(in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Option Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	8,424	$6.05	5.68	$217
Granted	908	1.57
Exercised	—	—
Expired or forfeited	(840)	6.85

Outstanding at June 30, 2008	8,492	$5.49	6.02	$51

Exercisable at June 30, 2008	5,875	$6.96	4.59	$35

As of June 30, 2008 there was approximately $2.8 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 2.61 years.

3. Net Loss Per Share

We calculated net loss per share using the weighted average common shares outstanding for the periods presented. For the periods ended June 30, 2008 and 2007, the effect of an additional 16,000,503 and 7,007,801 shares, respectively, representing outstanding options and warrants, were not included in the computation of diluted earnings per share because they are anti-dilutive.

4. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss as of December 31, 2007. The only component of other comprehensive income or loss is unrealized gains and losses on our marketable securities. Comprehensive losses for the three and six month periods ended June 30, 2008 were $7.7 million and $13.4 million, respectively, and for the three and six month periods ended June 30, 2007 were $3.5 million and $7.1 million, respectively.

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

6. Stockholders’ Equity

On May 29, 2008, our shareholders approved a proposal to amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 75,000,000 to 125,000,000.

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

In March 2007, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), with Azimuth Opportunity Ltd. (“Azimuth”) which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to the lesser of (a) $25.0 million of our common stock, or (b) 7,805,887 shares of our common stock over the 24 month term of the Purchase Agreement. Over the term of the Purchase Agreement, at our sole discretion, we may present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, subject to certain limits and so long as specified conditions are met. The price per share at which the shares will be sold, and therefore the number of shares to be sold pursuant to the draw down notice, is determined over a pricing period of up to ten consecutive trading days. The per share purchase price for the shares sold on any particular trading day during the pricing period will equal the daily volume weighted average price of our common stock for that day, less a discount ranging from 4.5% to 7.0% depending on the threshold price specified by us (which in no event may be less than $1.50 per share). We are able to present Azimuth with up to 30 draw down notices during the 24 month term of the Purchase Agreement, with a minimum of five trading days required between each draw down pricing period. The Purchase Agreement also provides that from time to time and at our sole discretion we may grant Azimuth the right to exercise one or more options to purchase additional shares of our common stock up to an aggregate amount specified by us during each draw down pricing period. The threshold price for the option is determined by us and is subject to a discount calculated in the same manner as for the draw down notices. Any sale of the shares will be registered pursuant to the February 2007 shelf registration statement. In October 2007, we completed a sale of 486,746 shares of our common stock under the Purchase Agreement with Azimuth at a price of approximately $2.05 per share, for gross proceeds of approximately $1.0 million. Net proceeds were approximately $965,000. No draw downs were made under this facility during the six month period ended June 30, 2008.

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

7. Subsequent Events

On July 2, 2008, we issued a press release announcing the results of the initial analyses of data from a Phase IIb clinical study of Spheramine in Parkinson’s disease conducted by our licensee, Bayer Schering Pharma AG, Germany (Bayer Schering). Spheramine did not meet the Phase IIb clinical study’s primary or key secondary endpoints, with no significant differences detected between the Spheramine and sham surgery arms of the study. We will continue to further analyze the data collected; however, Bayer Schering has announced that it will no longer pursue this program.

On July 28, 2008, we issued a press release announcing Vanda Pharmaceuticals, Inc. (Vanda) had received a not approvable letter from the U.S. Food and Drug Administration (FDA) for iloperidone and has stated that they plan to meet with the FDA to further discuss their decision and determine next steps in the development and commercialization of iloperidone, an investigational atypical antipsychotic for the treatment of schizophrenia. Vanda, the sub-licensee for iloperidone, is responsible for the development and commercialization of this product.

On July 28, 2008, we issued a press release announcing positive, statistically significant results from our randomized, double-blind, placebo controlled, multi-center Phase III clinical trial of Probuphine for the treatment of opioid addiction. Probuphine is our novel subcutaneous implant formulation designed using our ProNeura technology to deliver six months of buprenorphine. Buprenorphine is currently marketed as a sublingual formulation for the treatment of opioid addiction.

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

Overview

We are a biopharmaceutical company developing proprietary therapeutics primarily for the treatment of central nervous system (“CNS”) disorders. Our product development programs focus primarily on large pharmaceutical markets with significant unmet medical needs and commercial potential. Our resources are focused primarily on the development of Probuphine for the treatment of opioid addiction. On July 28, 2008, we issued a press release announcing positive, statistically significant results from our randomized, double-blind, placebo controlled, multi-center Phase III clinical trial of Probuphine for the treatment of opioid addiction. Probuphine also has the potential to provide treatment for chronic pain, and we will evaluate this application in a proof of concept clinical study later this year.

On July 2, 2008, we issued a press release announcing the results of the initial analyses of data from a Phase IIb clinical study of Spheramine in Parkinson’s disease conducted by our licensee, Bayer Schering Pharma AG, Germany (Bayer Schering). Spheramine did not meet the Phase IIb clinical study’s primary or key secondary endpoints, with no significant differences detected between the Spheramine and sham surgery arms of the study. We will continue to further analyze the data collected; however, Bayer Schering has announced that it will no longer pursue this program.

Vanda Pharmaceuticals, Inc. (Vanda) is a sub-licensee for the development of iloperidone, our novel atypical anti-psychotic for the treatment of schizophrenia and related psychotic disorders. On July 28, 2008, Vanda announced the receipt of a Not Approvable letter for iloperidone from the FDA and has stated that they plan to meet with the FDA to further discuss their decision and determine next steps in the development and commercialization of iloperidone.

We also have rights to the following compounds—3,5 diiodothyropropionic acid, or DITPA, a proprietary product with potential for the treatment of cardiovascular disease and gallium maltolate, a novel oral agent for the potential treatment of chronic bacterial infections, bone disease and cancer. We will incur minimal expenses associated with these compounds, while we evaluate further activities in these programs.

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

Results of Operations

Our net loss for the three month period ended June 30, 2008 was approximately $7.7 million, or $0.13 per share, compared to our net loss of approximately $3.5 million, or $0.08 per share, for the comparable period in 2007. For the six month period ended June 30, 2008, our loss was approximately $13.4 million, or $0.23 per share, compared to approximately $7.1 million, or $0.17 per share, for the comparable period in 2007.

We had revenues from licensing agreements of $12,000 and $73,000 during the three and six month periods ended June 30, 2008, respectively. We had revenues from licensing agreements of $12,000 during the comparable three and six month periods in 2007.

Research and development expenses for the three month period ended June 30, 2008 were approximately $4.8 million, compared to approximately $2.6 million for the comparable period in 2007, an increase of $2.2 million, or 85%. Research and development expenses for the six month period ended June 30, 2008 were approximately $8.6 million, compared to approximately $4.7 million for the comparable period in 2007, an increase of $3.9 million, or 83%. The increase in research and development costs during the three and six month periods ended June 30, 2008 was primarily associated with an increase in costs associated with the continuation of planned clinical trials related to our Probuphine product. This was partially offset by the conclusion of certain clinical study related activities and reductions in employee-related costs and other internal expenditures. External research and development expenses include direct expenses such as clinical research organization charges, investigator and review board fees, patient expense reimbursements, pre-clinical activities and contract manufacturing expenses. In the second quarter 2008, our external research and development expenses relating to our core product development programs were approximately: $2.9 million related to Probuphine. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three month period ended June 30, 2008 were approximately $3.0 million, compared to approximately $1.4 million for the comparable period in 2007, an increase of $1.6 million, or 114%. General and administrative expenses for the six month period ended June 30, 2008 were approximately $5.3 million, compared to approximately $2.8 million for the comparable period in 2007, an increase of $2.5 million, or 89%. The increase in general and administrative expenses during the three month period ended June 30, 2008 was primarily related to increases in non-cash stock compensation costs of approximately $0.5 million, salary continuation costs of approximately $0.6 million, market research costs of approximately $0.2 million, legal fees of approximately $0.1 million, travel related costs of approximately $0.1 million and other general and administrative costs of approximately $0.1 million. The increase in general and administrative expenses during the six month period ended June 30, 2008 was primarily related to increases in non-cash stock compensation costs of approximately $0.6 million, employee salary costs of approximately $0.2 million, salary continuation costs of approximately $0.6 million, market research costs of approximately $0.7 million, legal fees of approximately $0.2 million, travel related costs of approximately $0.1 million and other general and administrative costs of approximately $0.1 million.

Net other income for the three month period ended June 30, 2008 was approximately $0.2 million, compared to net other income of approximately $0.5 million in the comparable period in 2007. Net other income for the six month periods ended June 30, 2008 and 2007 was approximately $0.4 million, respectively. The decrease in net other income during the three month period ended June 30, 2008, was primarily related to a gain of approximately $0.4 million resulting from the sale of our investment in Molecular Medicine BioServices, Inc. during the second quarter of 2007. This was offset by an increase in interest income of approximately $0.1 million resulting from higher investment balances. Net other income during the six month period ended June 30, 2008, consisted primarily of interest income on investments. Net other income during the six month period ended June 30, 2007 consisted primarily of interest income on lower investment balances and a gain of approximately $0.4 million resulting from the sale of our investment in Molecular Medicine BioServices, Inc. during the second quarter of 2007. This was offset by the write off of deferred offering expenses of approximately $0.2 million associated with the termination of the Cornell Capital Stand by Equity Distribution Agreement in March 2007.

Liquidity and Capital Resources

We have funded our operations since inception primarily through sales of our securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government sponsored research grants. At June 30, 2008, we had approximately $18.2 million of cash, cash equivalents, and marketable securities compared to approximately $30.0 million at December 31, 2007.

Our operating activities used approximately $11.8 million during the six months ended June 30, 2008. This consisted primarily of the net loss for the period of approximately $13.4 million. This was offset in part by non-cash charges of approximately $0.1 million related to depreciation, approximately $1.3 million related to share-based compensation expenses and $0.3 million related to changes in operating assets and liabilities. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses. We have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Certain of the licenses require us to pay royalties on future product sales, if any. In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent-related costs, annual minimum license fees, meeting project-funding milestones and diligent efforts in product development. The aggregate commitments we have under these agreements, including minimum license payments, for the next twelve months is approximately $200,000.

Net cash provide by investing activities of approximately $4.3 million during the six months ended June 30, 2008 consisted of purchases of furniture and equipment of approximately $0.1 million. This was offset in part by sales and maturities of marketable securities of approximately $4.4 million.

Net cash used by financing activities during the six months ended June 30, 2008 was approximately $26,000, which consisted primarily of expense related to filing of a registration statement with the SEC covering the resale of the shares of common stock and shares of common stock underlying the warrants issued in the private placement in December 2007 (described below).

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

In March 2007, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), with Azimuth Opportunity Ltd. (“Azimuth”) which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to the lesser of (a) $25.0 million of our common stock, or (b) 7,805,887 shares of our common stock over the 24 month term of the Purchase Agreement. Over the term of the Purchase Agreement, at our sole discretion, we may present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, subject to certain limits and so long as specified conditions are met. The price per share at which the shares will be sold, and therefore the number of shares to be sold pursuant to the draw down notice, is determined over a pricing period of up to ten consecutive trading days. The per share purchase price for the shares sold on any particular trading day during the pricing period will equal the daily volume weighted average price of our common stock for that day, less a discount ranging from 4.5% to 7.0% depending on the threshold price specified by us (which in no event may be less than $1.50 per share). We are able to present Azimuth with up to 30 draw down notices during the 24 month term of the Purchase Agreement, with a minimum of five trading days required between each draw down pricing period. The Purchase Agreement also provides that from time to time and at our sole discretion we may grant Azimuth the right to exercise one or more options to purchase additional shares of our common stock up to an aggregate amount specified by us during each draw down pricing period. The threshold price for the option is determined by us and is subject to a discount calculated in the same manner as for the draw down notices. Any sale of the shares will be registered pursuant to the February 2007 shelf registration statement. On October 26, 2007, we completed a sale of 486,746 shares of our common stock under the Purchase Agreement with Azimuth at a price of approximately $2.05 per share, for gross proceeds of approximately $1.0 million. Net proceeds were approximately $965,000. No draw downs were made under this facility during the six month period ended June 30, 2008.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development, clinical trials, and administrative activities. We believe that our working capital at June 30, 2008 is sufficient to sustain our planned operations into the first quarter of 2009. In light of the fact that our current stock price is significantly below the $1.50 minimum threshold and we have not sought the required shareholder approval for additional draw downs pursuant to the Purchase Agreement, we do not expect to be able to access additional funds under the Purchase Agreement during the near term. If we are required to make a substantial cash payment in connection with the ongoing appraisal litigation, it could have a material adverse impact on our financial position.

We will need to seek additional financing sources to fund our product development activities, and will be required to obtain substantial funding to commercialize Probuphine or any other products that we may successfully develop. If we are unable to complete a debt or equity offering, obtain a corporate partner or otherwise obtain sufficient financing when needed, we may be required to reduce, defer or discontinue our product development programs related to Probuphine and our other products.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2007 have not changed materially.

Item 4.	Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

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

Due to our current share price and operating losses during recent fiscal years, our stock could be at risk of being delisted by the American Stock Exchange.

Our stock currently trades on the American Stock Exchange (“Amex”). The Amex, as a matter of policy, will consider the suspension of trading in, or removal from listing of any stock when, in the opinion of the Amex (i) the financial condition and/or operating results of an issuer of stock listed on the Amex appear to be unsatisfactory, (ii) it appears that the extent of public distribution or the aggregate market value of the stock has become so reduced as to make further dealings on the Amex inadvisable, (iii) the issuer has sold or otherwise disposed of its principal operating assets, or (iv) the issuer has sustained losses which are so substantial in relation to its overall operations or its existing financial condition has become so impaired that it appears questionable, in the opinion of Amex, whether the issuer will be able to continue operations and/or meet its obligations as they mature. For example, the Amex will consider suspending dealings in, or delisting the stock of an issuer if the issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. Another instance where the Amex would consider suspension or delisting of a stock is if it has been selling for a substantial period of time at a low price per share and the issuer fails to effect a reverse split of such stock within a reasonable time after being notified that the Amex deems such action to be appropriate. The aggregate market value of our stock has been significantly higher than the Amex’s delisting thresholds for market value. However, we have sustained net losses and our stock has been trading at relatively low prices. Therefore our stock may be at risk of delisting by the Amex. The delisting of our common stock by the American Stock Exchange would adversely affect the price and liquidity of our common stock.

Our available capital is sufficient to fund our operations into the first quarter of 2009 and if we are unable to obtain additional financing, through a corporate partnering arrangement, the sale of debt or equity securities or otherwise, we will be forced to reduce, defer or discontinue our product development programs.

At June 30, 2008, we had cash and cash equivalents of $18.2 million, which we believe is sufficient to fund our operations into the first quarter of 2009. In order to continue development and commercialization of Probuphine for opioid addiction beyond such time or pursue any other development plans (including Probuphine for chronic pain), we will need to obtain substantial additional financing in the near term. We do not currently have any plans or arrangements for any such financing and, in light of recent events concerning Spheramine and iloperidone and the current market price of our common stock, we may not be successful in obtaining the funds we require. In such event, we will be forced to reduce, defer or discontinue our product development programs related to Probuphine and our other products.

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

On or about May 5, 2008, we distributed our Definitive Proxy Statement and Annual Report to Stockholders to each stockholder of record as of April 2, 2008, for our Annual Meeting of Stockholders held on May 29, 2008 at 9:00 a.m. local time (the “Annual Meeting”). At the Annual Meeting, the stockholders were asked to consider three proposals.

The first proposal involved the election of directors. The existing Board of Directors (the “Board”) nominated nine nominees recommended by the Nominating Committee of the Board, all of whom were then serving as our directors. The nominees of the Board were all re-elected and the voting results with respect thereto were:

Name	Votes For	Votes Withheld
Victor J. Bauer, Ph.D.	46,033,675	4,981,688
Sunil Bhonsle	46,211,687	4,803,676
Eurelio M. Cavalier	45,111,029	5,904,334
Hubert E. Huckel, M.D.	45,192,132	5,823,231
Joachim Friedrich Kapp, M.D., Ph.D.	43,017,381	7,997,982
M. David MacFarlane, Ph.D.	46,252,805	4,762,558
Marc Rubin, M.D.	46,254,486	4,760,877
Ley S. Smith	46,029,941	4,985,422
Konrad M. Weis, Ph.D.	45,157,448	5,857,915

The second proposal was to approve an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 75,000,000 to 125,000,000. The results were:

For:	44,293,329
Against:	6,618,507
Abstain:	103,527

The third proposal was to ratify the appointment of Odenberg, Ullakko, Muranishi & Co. LLP as the independent auditors of the Company for the fiscal year ending December 31, 2008. The results were:

For:	50,574,202
Against:	238,718
Abstain:	202,443

Item 6.	Exhibits

Exhibits

31.1	Rule 13a-14(a) Certification of Chairman, President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Executive Vice President and Chief Financial Officer.

32	Certifications pursuant to 18 U.S.C Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

August 11, 2008	By:	/s/ Marc Rubin
Marc Rubin, M.D.
President and Chief Executive Officer

August 11, 2008	By:	/s/ Robert E. Farrell
Robert E. Farrell, J.D.
Executive Vice President and Chief Financial Officer