Form 10-Q
period 2008-09-30
TITAN PHARMACEUTICALS INC
filed 2008-11-10
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 58,287,880 shares of the Registrant’s Common Stock issued and outstanding on November 6, 2008.

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1.	Condensed Financial Statements (unaudited)

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2008	December 31, 2007
	(unaudited)	(Note A)
Assets
Current assets
Cash and cash equivalents	$12,204	$25,614
Marketable securities	—	4,402
Prepaid expenses, other receivables and current assets	966	440

Total current assets	13,170	30,456
Property and equipment, net	326	388

Total assets	$13,496	$30,844

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$544	$557
Accrued clinical trials expenses	2,078	2,388
Other accrued liabilities	1,816	1,311

Total current liabilities	4,438	4,256
Other liabilities	117	—

Total liabilities	4,555	4,256

Minority interest—Series B preferred stock of Ingenex, Inc.	1,241	1,241
Stockholders’ equity
Common stock, at amounts paid-in	255,403	255,429
Additional paid-in capital	13,195	11,508
Accumulated deficit	(260,898)	(241,591)
Accumulated other comprehensive income	—	1

Total stockholders’ equity	7,700	25,347

Total liabilities and stockholders’ equity	$13,496	$30,844

Note A:	The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amount)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
License revenue	$—	$—	$73	$12
Operating expenses:
Research and development	4,190	3,093	12,810	7,782
General and administrative	1,828	1,467	7,086	4,296

Total operating expenses	6,018	4,560	19,896	12,078

Loss from operations	(6,018)	(4,560)	(19,823)	(12,066)
Other income:
Interest income, net	80	186	442	492
Other income	38	50	74	143

Other income, net	118	236	516	635

Net loss	$(5,900)	$(4,324)	$(19,307)	$(11,431)

Basic and diluted net loss per share	$(0.10)	$(0.10)	$(0.33)	$(0.27)

Weighted average shares used in computing basic and diluted net loss per share	58,288	44,478	58,284	41,901

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(19,307)	$(11,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163	234
Gain on disposal of assets	—	(9)
Gain on sale of investments	(120)	(352)
Stock-based compensation	1,687	960
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	(526)	253
Accounts payable and other accrued liabilities	299	(511)

Net cash used in operating activities	(17,804)	(10,856)

Cash flows from investing activities:
Purchases of furniture and equipment	(122)	(196)
Disposals of furniture and equipment	21	11
Purchases of marketable securities	—	(48,872)
Proceeds from maturities of marketable securities	4,401	24,279
Proceeds from sales of marketable securities	—	16,048
Sale of investment in other companies	120	502

Net cash provided by (used in) investing activities	4,420	(8,228)

Cash flows from financing activities:
Issuance of common stock, net	(26)	10,334

Net cash provided by (used in) financing activities	(26)	10,334

Net decrease in cash and cash equivalents	(13,410)	(8,750)
Cash and cash equivalents at beginning of period	25,614	9,613

Cash and cash equivalents at end of period	12,204	863
Marketable securities at end of period	—	12,645

Cash, cash equivalents and marketable securities at end of period	$12,204	$13,508

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Summary of Significant Accounting Policies

The Company

We are a biopharmaceutical company developing proprietary therapeutics primarily for the treatment of central nervous system (“CNS”) disorders. Probuphine, which utilizes Titan’s proprietary ProNeura long term drug delivery technology, has demonstrated positive results in Phase III testing for treatment of opiate addiction, and this proven sustained drug delivery technology could be used for other potential treatment applications in which conventional treatment is limited by variability in blood drug levels and poor patient compliance. Products based on ProNeura technology can provide controlled drug release on an outpatient basis over extended periods of up to 6—12 months. Titan also has two other products, gallium maltolate and DITPA, in earlier stages of development. Our product development programs focus primarily on large pharmaceutical markets with significant unmet medical needs and commercial potential. Our resources are focused primarily on the development of Probuphine for the treatment of opioid addiction.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Titan Pharmaceuticals, Inc. and its subsidiaries after elimination of all significant intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or any future interim periods.

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

We will continue to incur substantial additional operating losses from costs related to the continuation of product and technology development, clinical trials, and administrative activities. We believe that our working capital at September 30, 2008 is sufficient to sustain our planned operations through January 2009. However, if we are unable in the immediate future to obtain a corporate partner or otherwise raise the funding necessary to continue development and commercialization of Probuphine, we will be required, in light of our known and contingent financial obligations, to consider a number of alternatives prior to year end. These include the possible sale of assets, the discontinuance of our product development programs and/or the winding up of our business.

Majority-Owned Subsidiary

At September 30, 2008, we owned 81% of Ingenex (assuming the conversion of all preferred stock to common stock).

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

2. Stock Option Plans

The following table summarizes the SFAS 123R share-based compensation expense recorded for awards under the stock option plans and the resulting impact on our basic and diluted loss per share for the three and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Research and development	$69	$153	$305	$305
General and administrative	347	210	1,382	655

Total share-based compensation expenses	$416	$363	$1,687	$960

Increase in basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

No tax benefit was recognized related to share-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the share-based compensation expense for the three and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted-average risk-free interest rate	2.8%	4.3%	2.9%	4.5%
Expected dividend payments	—	—	—	—
Expected holding period (years)[1]	5.3	5.9	5.4	5.9
Weighted-average volatility factor	0.72	0.76	0.66	0.84
Estimated forfeiture rates for options granted to management[2]	2%	2%	2%	2%
Estimated forfeiture rates for options granted to non-management[2]	30%	29%	30%	29%

[1]

Based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla options” for the three and nine months ended September 30, 2007. For the three and nine months ended September 30, 2008, we used historical data to estimate the expected holding period.

[2]	Estimated forfeiture rates are based on historical data.

During the three month period ended September 30, 2008, we granted 271,000 options to employees, directors and consultants to purchase common stock. The following table summarizes option activity for the nine month period ended September 30, 2008:

(in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Option Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	8,424	$6.05	5.68	$217
Granted	1,179	1.31
Exercised	—	—
Expired or forfeited	(870)	6.74

Outstanding at September 30, 2008	8,733	$5.34	5.81	$4

Exercisable at September 30, 2008	6,006	$6.85	4.35	$4

As of September 30, 2008 there was approximately $2.4 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 2.4 years.

3. Net Loss Per Share

We calculated net loss per share using the weighted average common shares outstanding for the periods presented. For the periods ended September 30, 2008 and 2007, the effect of an additional 16,132,387 and 6,926,273 shares, respectively, representing outstanding options and warrants, were not included in the computation of diluted earnings per share because they are anti-dilutive.

4. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. The only component of other comprehensive income or loss is unrealized gains and losses on our marketable securities. Comprehensive losses for the three and nine month periods ended September 30, 2008 were $5.9 million and $19.3 million, respectively, and for the three and nine month periods ended September 30, 2007 were $4.3 million and $11.4 million, respectively.

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

In March 2007, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), with Azimuth Opportunity Ltd. (“Azimuth”) which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to the lesser of (a) $25.0 million of our common stock, or (b) 7,805,887 shares of our common stock over the 24 month term of the Purchase Agreement. Over the term of the Purchase Agreement, at our sole discretion, we may present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, subject to certain limits and so long as specified conditions are met. The price per share at which the shares will be sold, and therefore the number of shares to be sold pursuant to the draw down notice, is determined over a pricing period of up to ten consecutive trading days. The per share purchase price for the shares sold on any particular trading day during the pricing period will equal the daily volume weighted average price of our common stock for that day, less a discount ranging from 4.5% to 7.0% depending on the threshold price specified by us (which in no event may be less than $1.50 per share). We are able to present Azimuth with up to 30 draw down notices during the 24 month term of the Purchase Agreement, with a minimum of five trading days required between each draw down pricing period. The Purchase Agreement also provides that from time to time and at our sole discretion we may grant Azimuth the right to exercise one or more options to purchase additional shares of our common stock up to an aggregate amount specified by us during each draw down pricing period. The threshold price for the option is determined by us and is subject to a discount calculated in the same manner as for the draw down notices. Any sale of the shares will be registered pursuant to the February 2007 shelf registration statement. In October 2007, we completed a sale of 486,746 shares of our common stock under the Purchase Agreement with Azimuth at a price of approximately $2.05 per share, for gross proceeds of approximately $1.0 million. Net proceeds were approximately $965,000. No draw downs were made under this facility during the nine month period ended September 30, 2008.

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

7. Subsequent Events

In October 2008, we implemented an employee retention program in order to bolster our ability to pursue our objective of completing an appropriate transaction for the advancement of the Probuphine development program in light of recent adverse events that have negatively impacted our financial position and the market price of our common stock. The retention program consists of two components—the issuance of restricted shares and modifications to existing severance provisions.

Restricted Shares

As part of the retention program, in lieu of the annual option grants that would otherwise be made in January 2009, an aggregate of 1,430,000 restricted shares were granted to our employees pursuant to our Amended and Restated 2002 Incentive Plan. A total of 900,000 of such restricted shares were granted to our executive officers. One-half of the shares granted to the executives vested on the date of grant of October 21, 2008 with the balance to vest in 24 equal monthly installments commencing one-year from the date of grant. The 530,000 restricted shares granted to all other employees vest as to one-third on the one year anniversary of the date of grant and the balance in 24 equal monthly installments commencing one year from the date of grant. All restricted share grants provide for the acceleration of the unvested shares in the event the employee’s employment is terminated (other than for cause) within 12 months following a change in control of the Company.

Severance Provisions

As part of the retention program, we made a determination to increase the severance period for substantially all of our employees in the event that there is a change in control of the Company and within one year following such change in control the employee’s employment is terminated (including constructive termination) other than for cause. The severance period for each of our executive officers will increase from 12 months to 24 months if the termination following change in control provision is triggered and will be payable in a lump sum. The increased severance period for substantially all other employees in such event will range from two months to 12 months.

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

Overview

We are a biopharmaceutical company developing proprietary therapeutics primarily for the treatment of central nervous system (“CNS”) disorders. Our product development programs focus primarily on large pharmaceutical markets with significant unmet medical needs and commercial potential. Our resources are focused primarily on the development of Probuphine for the treatment of opioid addiction. On July 28, 2008, we issued a press release announcing positive, statistically significant results from our randomized, double-blind, placebo controlled, multi-center Phase III clinical trial of Probuphine for the treatment of opioid addiction. Probuphine also has the potential to provide treatment for chronic pain, and hope to evaluate this application in a proof of concept clinical study if we are able in the very near term to obtain a corporate partner or otherwise raise the funds necessary to continue this program. See “Liquidity and Capital Resources” below.

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

Vanda Pharmaceuticals, Inc. (Vanda) is a sub-licensee for the development of iloperidone, our novel atypical anti-psychotic for the treatment of schizophrenia and related psychotic disorders. On July 28, 2008, Vanda announced the receipt of a Not Approvable letter for iloperidone from the FDA and stated that they plan to meet with the FDA to further discuss their decision and determine next steps in the development and commercialization of iloperidone.

We also have rights to the following compounds—3,5 diiodothyropropionic acid, or DITPA, a proprietary product with potential for the treatment of cardiovascular disease and gallium maltolate, a novel oral agent for the potential treatment of chronic bacterial infections, bone disease and cancer. We are only incurring minimal expenses associated with these compounds.

Liquidity and Capital Resources

We have funded our operations since inception primarily through sales of our securities, as well as proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government sponsored research grants. At September 30, 2008, we had approximately $12.2 million of cash, cash equivalents, and marketable securities compared to approximately $30.0 million at December 31, 2007.

Our operating activities used approximately $17.8 million during the nine months ended September 30, 2008. This consisted primarily of the net loss for the period of approximately $19.3 million, $0.2 million related to net changes in operating assets and liabilities and $0.1 million related to gains on the sale of investments. This was offset in part by non-cash charges of approximately $0.2 million related to depreciation, approximately and $1.7 million related to share-based compensation expenses. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses. We have entered into various agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Certain of the licenses require us to pay royalties on future product sales, if any. In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent-related costs, annual minimum license fees, meeting project-funding milestones and diligent efforts in product development. The aggregate commitments we have under these agreements, including minimum license payments, for the next twelve months is approximately $0.2 million.

Net cash provide by investing activities of approximately $4.4 million during the nine months ended September 30, 2008 consisted of purchases of furniture and equipment of approximately $0.1 million. This was offset in part by sales and maturities of marketable securities of approximately $4.4 million and $0.1 million related to gains on the sale of investments.

Net cash used by financing activities during the nine months ended September 30, 2008 was approximately $26,000, which consisted primarily of expense related to filing of a registration statement with the SEC covering the resale of the shares of common stock and shares of common stock underlying the warrants issued in the private placement in December 2007 (described below).

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

In March 2007, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”), with Azimuth Opportunity Ltd. (“Azimuth”) which provided that, upon the terms and subject to the conditions set forth therein, Azimuth was committed to purchase up to the lesser of (a) $25.0 million of our common stock, or (b) 7,805,887 shares of our common stock over the 24 month term of the Purchase Agreement. On October 26, 2007, we completed a sale of 486,746 shares of our common stock under the Purchase Agreement with Azimuth at a price of approximately $2.05 per share, for gross proceeds of approximately $1.0 million. Net proceeds were approximately $965,000. No draw downs were made under this facility during the nine month period ended September 30, 2008. In light of the fact that our current stock price is below the minimum threshold provided for in the Purchase Agreement and we have not sought the required stockholder approval for additional draw downs thereunder, we will not be able to access additional funds under the Purchase Agreement during the near term.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development, clinical trials, and administrative activities. We believe that our working capital at September 30, 2008 is sufficient to sustain our planned operations through January 2009. However, if we are unable in the immediate future to obtain a corporate partner or otherwise raise the funding necessary to continue development of and commercialization of Probuphine, we will be required, in light of our known and contingent financial obligations, to consider various alternatives prior to year end. These include the possible sale of assets, the discontinuance of our product development programs and/or the winding up of our business.

Results of Operations

Our net loss for the three month period ended September 30, 2008 was approximately $5.9 million, or $0.10 per share, compared to our net loss of approximately $4.3 million, or $0.10 per share, for the comparable period in 2007. For the nine month period ended September 30, 2008, our loss was approximately $19.3 million, or $0.33 per share, compared to approximately $11.4 million, or $0.27 per share, for the comparable period in 2007.

We had no revenues from licensing agreements during the three month periods ended September 30, 2008 and 2007. We had revenues from licensing agreements of $73,000 and $12,000 during the nine month periods ended September 30, 2008 and 2007, respectively.

Research and development expenses for the three month period ended September 30, 2008 were approximately $4.2 million, compared to approximately $3.1 million for the comparable period in 2007, an increase of $1.1 million, or 36%. Research and development expenses for the nine month period ended September 30, 2008 were approximately $12.8 million, compared to approximately $7.8 million for the comparable period in 2007, an increase of $5.0 million, or 64%. The increase in research and development costs during the three and nine month periods ended September 30, 2008 was primarily associated with an increase in costs associated with the continuation of planned clinical trials related to our Probuphine product. This was partially offset by the conclusion of certain clinical study related activities and reductions in employee-related costs and other internal expenditures. External research and development expenses include direct expenses such as clinical research organization charges, investigator and review board fees, patient expense reimbursements and contract manufacturing expenses. In the third quarter of 2008, our external research and development expenses relating to our Probuphine product development program were approximately $2.7 million. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three month period ended September 30, 2008 were approximately $1.8 million, compared to approximately $1.5 million for the comparable period in 2007, an increase of $0.3 million, or 20%. General and administrative expenses for the nine month period ended September 30, 2008 were approximately $7.1 million, compared to approximately $4.3 million for the comparable period in 2007, an increase of $2.8 million, or 65%. The increase in general and administrative expenses during the three month period ended September 30, 2008 was primarily related to increases in non-cash stock compensation costs of approximately $0.1 million and market research costs of approximately $0.2 million. The increase in general and administrative expenses during the nine month period ended September 30, 2008 was primarily related to increases in non-cash stock compensation costs of approximately $0.7 million, employee salary costs of approximately $0.2 million, salary continuation costs of approximately $0.6 million, market research costs of approximately $1.0 million, legal fees of approximately $0.1 million, travel related costs of approximately $0.1 million and other general and administrative costs of approximately $0.1 million.

Net other income for the three month period ended September 30, 2008 was approximately $0.1 million, compared to net other income of approximately $0.2 million in the comparable period in 2007. Net other income for the nine month periods ended September 30, 2008 and 2007 was approximately $0.5 million and $0.6 million, respectively. The decrease in net other income during the three month period ended September 30, 2008, was primarily related to a decrease in interest income on investments. This was partially offset by gains of approximately $0.1 million resulting from the sale of certain investments. Net other income during the nine month period ended September 30, 2008, consisted primarily of interest income on investments and gains of approximately $0.1 million resulting from the sale of certain investments. Net other income during the nine month period ended September 30, 2007 consisted primarily of interest income on investments and a gain of approximately $0.4 million resulting from the sale of our investment in Molecular Medicine BioServices, Inc. during the second quarter of 2007. This was offset by the write off of deferred offering expenses of approximately $0.2 million associated with the termination of the Cornell Capital Stand by Equity Distribution Agreement in March 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2007 have not changed materially.

Item 4.	Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

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

Our available capital is sufficient to fund our operations through January 2009 and if we are unable in the immediate future to obtain additional financing, through a corporate partnering arrangement, the sale of debt or equity securities or otherwise, we will be forced to consider various alternatives, including the sale of assets and the winding up of our business.

At September 30, 2008, we had cash and cash equivalents of $12.2 million, which we believe is sufficient to sustain our planned operations through January 2009. However, if we are unable in the immediate future to obtain a corporate partner or otherwise raise the funding necessary to continue development and commercialization of Probuphine we will be forced, in light of our known and contingent financial obligations, to consider various alternatives prior to year end, including the possible sale of assets, the discontinuance of our product development programs and/or the winding up of our business.

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

Item 6.	Exhibits

Exhibits

10.49	Amendment to Employment Agreement between Registrant and Marc Rubin, dated October 21, 2008.

10.50	Amendment to Employment Agreement between Registrant and Sunil Bhonsle, dated October 21, 2008.

10.51	Amendment to Employment Agreement between Registrant and Robert E. Farrell, dated October 21, 2008.

10.52	Form of Restricted Stock Agreement between Registrant and Executive.

31.1	Rule 13a-14(a) Certification of Chairman, President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Executive Vice President and Chief Financial Officer.

32	Certifications pursuant to 18 U.S.C Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

November 7, 2008	By:	/s/ Marc Rubin
Marc Rubin, M.D.
President and Chief Executive Officer

November 7, 2008	By:	/s/ Robert E. Farrell
Robert E. Farrell, J.D.
Executive Vice President and Chief Financial Officer