Form 10-Q
period 2010-03-31
TITAN PHARMACEUTICALS INC
filed 2010-05-14
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From              to             .

Commission file number 000-27436

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*     Yes  ☐    No  ☐ *The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 59,247,742 shares of the Registrant’s Common Stock issued and outstanding on May 11, 2010.

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1.	Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2010	December 31, 2009
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$1,643	$3,300
Accounts receivable	5,514	66
Prepaid expenses and other current assets	205	250

Total current assets	7,362	3,616
Property and equipment, net	88	110

Total assets	$7,450	$3,726

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$4,116	$335
Accrued clinical trials expenses	300	123
Other accrued liabilities	490	564
Current portion of long-term debt	801	525

Total current liabilities	5,707	1,547

Long-term debt, net of discount	2,118	2,386

Total liabilities	7,825	3,933

Commitments and contingencies
Stockholders’ deficit
Common stock, at amounts paid-in	256,436	256,436
Additional paid-in capital	15,164	15,027
Accumulated deficit	(273,216)	(272,911)

Total Titan Pharmaceuticals, Inc.’s stockholders’ deficit	(1,616)	(1,448)
Non-controlling interest	1,241	1,241

Total stockholders’ deficit	(375)	(207)

Total liabilities and stockholders’ deficit	$7,450	$3,726

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amount)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Royalty revenue	$1,653	$—
Grant revenue	761	—
License revenue	11	23

Total revenue	2,425	23

Operating expenses:
Research and development	1,670	656
General and administrative	935	454

Total operating expenses	2,605	1,110

Loss from operations	(180)	(1,087)
Other income:
Interest income(expense), net	(120)	2
Other expense	(5)	(5)

Other income(expense), net	(125)	(3)

Net loss	$(305)	$(1,090)

Basic and diluted net loss per share	$(0.01)	$(0.02)

Weighted average shares used in computing basic and diluted net loss per share	59,248	58,288

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(305)	$(1,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26	49
Amortization of loan discount	8	—
Gain on disposal of assets	—	3
Gain on sale of investments	—	(9)
Stock-based compensation	137	(119)
Changes in operating assets and liabilities:
Accounts receivable	(5,448)	134
Prepaid expenses and other assets	45	364
Accounts payable and other accrued liabilities	3,884	(909)

Net cash used in operating activities	(1,653)	(1,577)

Cash flows from investing activities:
Purchases of furniture and equipment	(4)	—
Disposals of furniture and equipment	—	1
Proceeds from maturities of marketable securities	—	9

Net cash provided by (used in) investing activities	(4)	10

Cash flows from financing activities:
Issuance of common stock, net	—	—

Net cash provided by (used in) financing activities	—	—

Net decrease in cash and cash equivalents	(1,657)	(1,567)
Cash and cash equivalents at beginning of period	3,300	4,672

Cash and cash equivalents at end of period	$1,643	$3,105

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Summary of Significant Accounting Policies

The Company

We are a biopharmaceutical company developing proprietary therapeutics primarily for the treatment of central nervous system (“CNS”) disorders. We currently have two key assets:

(1) Fanapt™ (iloperidone), an atypical antipsychotic compound approved in the US for the treatment of schizophrenia being marketed in the US by Novartis Pharma AG. We are entitled to a royalty of 8-10% on global net sales of Fanapt.

(2) Probuphine®, a slow release implant formulation of buprenorphine that is capable of maintaining a stable, round the clock blood level of the medicine in patients for six months following a single treatment. Probuphine is in Phase 3 clinical development for the treatment of opioid addiction, and we are currently enrolling patients in a confirmatory Phase 3 clinical study, which is expected to be completed in mid 2011 with results available soon thereafter.

The ProNeura drug delivery technology underlying Probuphine has the potential to be used in developing products for the treatment of other chronic conditions where maintaining stable, round the clock blood levels of a drug can benefit the patient and improve medical outcomes (e.g. chronic pain, Parkinson’s disease).

We are directly developing our product candidates and also utilize resources provided through partnerships with other companies and government organizations. These collaborations have helped to fund product development and have enabled us to retain significant economic interest in our products. We operate in only one business segment, the development of pharmaceutical products.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Titan Pharmaceuticals, Inc. and its subsidiaries after elimination of all significant intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or any future interim periods.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2009 included in the Titan Pharmaceuticals, Inc. Registration Statement on Form 10/A, as filed with the Securities and Exchange Commission (“SEC”).

We expect to continue to incur substantial additional operating losses from costs related to continuation of product and technology development, clinical trials, and administrative activities. While we believe that our working capital at March 31, 2010, together with proceeds from a $7.6 million grant we were recently awarded by the National Institutes of Health (“NIH”) and expected royalty revenues from sales of Fanapt, may be sufficient to sustain our planned operations through December 31, 2010, we will continue to closely monitor our cash balance and supplement it from other potential sources of capital, as needed, in support of the Probuphine development program.

We may need to seek additional financing sources to fund our product development activities, and will be required to obtain substantial funding to commercialize any products other than Fanapt that we may successfully develop. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer or discontinue one or more of our product development programs.

Majority-Owned Subsidiary

At March 31, 2010, we owned 81% of Ingenex (assuming the conversion of all preferred stock to common stock). Ingenex is not an operating company and has no assets.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

•

Royalties earned are based on third-party sales of licensed products and are recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonably assured. Pursuant to certain license agreements, we earn royalties on the sale of Fanapt™ by Novartis Pharma AG in the U.S. and Canada, and by Vanda Pharmaceuticals, Inc. in the rest of the world. We are obligated to pay royalties on such sales to Sanofi-Aventis. As we have no performance obligations under the license agreements, we have recorded the royalties earned, net of royalties we are obligated to pay, as revenue in our consolidated statement of operations commencing with the three-month period ended March 31, 2010.

Research and Development Costs and Related Accrual

Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses, facility costs, administrative expenses and allocations of corporate costs. External expenses consist primarily of costs associated with outsourced clinical research organization activities, sponsored research studies, process development and product manufacturing expenses, product registration, patent application and prosecution, and investigator sponsored trials. We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by clinical research organizations, (“CROs”), and clinical sites. These costs are recorded as a component of R&D expenses. Under our agreements, progress payments are typically made to investigators, clinical sites and CROs. We analyze the progress of the clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update 2010-09 (“ASU 2010-09”), Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements, which clarifies certain existing evaluation and disclosure requirements in ASC 855 related to subsequent events. ASU 2010-09 requires SEC filers to evaluate subsequent events through the date on which the financial statements are issued and is effective immediately. The new guidance did not have an effect on our consolidated results of operations and financial condition.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), which amends the use of fair value measures and the related disclosures. ASU 2010-06 requires new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements. ASU 2010-06 is effective for the us for the quarter ended March 31, 2010. The adoption of this new standard did not have an impact on our consolidated financial statements.

Subsequent Events

We have evaluated events that have occurred after March 31, 2010 and through the date that the financial statements are issued.

2. Stock Option Plans

The following table summarizes the share-based compensation expense recorded for awards under the stock option plans for the three month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2010	2009
Research and development	$14	$(62)
General and administrative	123	(57)

Total share-based compensation expenses	$137	$(119)

No tax benefit was recognized related to share-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the share-based compensation expense for the three month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Weighted-average risk-free interest rate	2.3%	0.4%
Expected dividend payments	—	—
Expected holding period (years)[1]	4.2	4.3
Weighted-average volatility factor[2]	1.89	0.97
Estimated forfeiture rates for options granted to management[3]	23%	30%
Estimated forfeiture rates for options granted to non-management[3]	41%	46%

(1)	Expected holding periods are based on historical data.
(2)	Weighted average volatility is based on the historical volatility of the Company’s common stock.
(3)	Estimated forfeiture rates are based on historical data.

Based upon the above methodology, the weighted-average fair value of options and awards granted during the three month period ended March 31, 2010 was $2.24, and $1.97, respectively. No options or awards were granted during the three month period ended March 31, 2009.

During the three month period ended March 31, 2010, we granted 150,000 options to employees, directors and consultants to purchase common stock. The following table summarizes option activity for the three month period ended March 31, 2010:

(in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Option Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	6,070	$3.68	6.42	$4,794
Granted	150	2.36
Exercised	—	—
Expired or forfeited	—	—

Outstanding at March 31, 2010	6,220	$3.65	6.26	$2,889

Exercisable at March 31, 2010	4,468	$4.67	5.12	$1,462

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of March 31, 2010 there was approximately $1.5 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 3.1 years.

During the three months ended March 31, 2010 we awarded 36,000 shares of restricted stock to an employee. The following table summarizes restricted stock activity for the three month period ended March 31, 2010:

(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	20	$0.04	9.3	$45
Awarded	36	—
Exercised	—	—
Cancelled	—	—

Outstanding at March 31, 2010	56	$0.02	9.6	$128

Vested at March 31, 2010	26	$0.02	9.6	$60

As of March 31, 2010 there was approximately $1,000 of total unrecognized compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted-average period of 0.4 years.

3. Net Loss Per Share

We calculate basic net loss per share using the weighted average common shares outstanding for the periods presented. Diluted net income per share would include the impact of other dilutive equity instruments, primarily our options and warrants. For the periods ended March 31, 2010 and 2009, options and warrants totaled 13.0 million and 11.2 million shares, respectively. We reported net losses for the periods presented and, therefore, options and warrants were excluded from the calculation of diluted net loss per share as they were anti-dilutive.

4. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. The only component of other comprehensive income or loss is unrealized gains and losses on our marketable securities. Comprehensive losses for the three month periods ended March 31, 2010 and 2009 were $0.3 million and $1.1 million, respectively.

5. Commitments and Contingencies

Legal Proceedings

In March 2005, Dr. Bernard Sabel initiated an appraisal proceeding in the Court of Chancery of the State of Delaware relating to the merger of our subsidiary ProNeura, Inc. into Titan. The complaint indicated that Mr. Sabel wanted the court to appraise the value of the 108,800 shares of the common stock of ProNeura owned by him. The complaint did not specify an amount that Mr. Sabel considered the fair value of the shares. In March 2009, we settled our dispute with Dr. Sabel related to the merger of our subsidiary ProNeura, Inc. into Titan. In April 2009, under the terms of the settlement, we paid $600,000 to Dr. Sabel.

Financing Agreements

In December 2009, we entered into a loan and security agreement with Oxford Capital Financing (“Oxford”) pursuant to which we received a three-year term loan in the principal amount of $3,000,000 that bears interest at the rate of 13% per annum. We paid Oxford an initial facility fee of $60,000 and are obligated to make a final payment fee of $180,000. Commencing in January 2010, the loan is repayable in monthly interest payments of $32,500 through June 2010 followed by monthly interest and principal installments of $117,625 commencing in July 2010 through December 2012. The loan is secured by our assets and has a provision for pre-payment. We also issued to Oxford, in connection with the loan and security agreement, five-year warrants to purchase 42,254 shares of our common stock at an exercise price of $2.13 per share. The relative fair value attributable to the warrants of $88,995 was recorded as a discount to the debt and corresponding credit to additional paid-in capital. The debt discount will be amortized to interest expense over the life of the debt.

Royalty Payments

In 1997, we entered into an exclusive license agreement with Sanofi-Aventis SA (formerly Hoechst Marion Roussel, Inc.). The agreement gave us a worldwide license to the patent rights and know-how related to the antipsychotic agent Fanapt (iloperidone), including the ability to develop, use, sublicense, manufacture and sell products and processes claimed in the patent rights. Upon commercialization of the product, the license agreement provides that we will pay royalties based on net sales. Net sales of Fanapt by Novartis during the three month period ended March 31, 2010 were approximately $20.7 million and we are obligated to pay royalties of approximately $3.1 million to Sanofi-Aventis which was included in Accounts Receivable and Accounts Payable on the March 31, 2010 Balance Sheet.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

6. Stockholders’ Equity

In December 2009, we completed the sale of 300,000 shares of our common stock to an institutional investor for gross proceeds of approximately $510,000. Net proceeds were approximately $478,000.

In September and October 2009, members of our board of directors exercised options to purchase 659,862 shares of our common stock at prices ranging from $0.79 to $1.40 per share. Net proceeds were approximately $555,000.

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

Probuphine® , Spheramine®, ProNeura™ and CCM™ are trademarks of Titan Pharmaceuticals, Inc. This Form 10-Q also includes trade names and trademarks of companies other than Titan Pharmaceuticals, Inc.

References herein to “we,” “us,” “Titan,” and “our company” refer to Titan Pharmaceuticals, Inc. and its subsidiaries unless the context otherwise requires.

Overview

We are a biopharmaceutical company developing proprietary therapeutics primarily for the treatment of central nervous system (“CNS”) disorders. We currently have two key assets as described below:

•

Fanapt™(iloperidone): An atypical antipsychotic approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of schizophrenia. Novartis Pharma AG (“Novartis”) has acquired the U.S. and Canadian rights to further develop and commercialize the approved oral formulation, and also further develop and potentially commercialize an injectible form of the drug, known as a depot formulation, that will provide medication over a prolonged period of several weeks following a single treatment. Vanda Pharmaceuticals, Inc. (“Vanda”) has the development and commercialization rights to the oral and depot formulations of this product for the rest of the world. We are entitled to a royalty of 8-10% on worldwide net sales for several years based on the remaining life of certain patents (through September 2016 for the oral formulation in the U.S. including a patent extension requested under the Hatch Waxman Act). Fanapt was launched in the US by Novartis in January 2010 and we earned royalty revenues of approximately $1.7 million from sales in the United States during the first quarter of 2010.

•

Probuphine: A slow release implant formulation of buprenorphine in Phase 3 clinical development for the treatment of opioid addiction that is capable of maintaining a round the clock stable blood level of the drug in patients for six months following a single treatment. We announced positive safety and efficacy results of this product in a placebo controlled Phase 3 study during 2008 and we have now completed approximately half of the overall clinical development program required for registration and potential approval of Probuphine. In October 2009 we were awarded a $7.6 million grant from the National Institutes of Health (“NIH”) that will partially fund the second Phase 3 controlled safety and efficacy study required by the FDA for product registration. This confirmatory Phase 3 clinical study was initiated in March 2010 and is currently enrolling patients at several sites in the US.

The ProNeura drug delivery technology underlying Probuphine has the potential to be used in developing products for the treatment of other chronic conditions where maintaining stable, round the clock blood levels of a drug can benefit the patient and improve medical outcomes, e.g. chronic pain, Parkinson’s disease. We have also licensed certain rights from the University of Iowa to potentially use gallium maltolate for the treatment of chronic bacterial infections.

Our Products

The following table provides a summary status of our products:

Product	Approved or Potential Indication(s)	Phase of Development	Marketing Rights
Fanapt™ (iloperidone)	Schizophrenia	Approved in U.S. for treatment of schizophrenia	Novartis – U.S. and Canada Vanda - Rest of the world

Probuphine	Opioid addiction	Phase 3	Titan

Fanapt was approved by the FDA in May 2009 for the treatment of schizophrenia and Novartis has acquired the rights to commercialize it in the U.S. and Canada. Novartis announced that it commenced commercial launch of Fanapt in mid January 2010 and reported first quarter 2010 net sales of approximately $20.7 million.

Probuphine is currently in Phase 3 clinical development and although it has demonstrated efficacy in one controlled Phase 3 study, additional clinical and manufacturing development is necessary prior to registration and it may still not be successfully developed or commercialized. Titan has been awarded a $7.6 million grant by the NIH in partial support of the second controlled Phase 3 study, the total external cost of which is estimated at approximately $14.6 million. We will also require significant further capital, currently estimated at approximately $3.9 million, to support third party expenses related to manufacturing development, testing, and regulatory clearance activities prior to commercialization without giving effect to the cost of additional clinical studies, if any, that may be required by the FDA. We may experience unanticipated problems relating to product development and cannot predict whether we will successfully develop and commercialize any products.

Results of Operations for the Three Months Ended March 31, 2010 and March 31, 2009

Our net loss for the three month period ended March 31, 2010 was approximately $0.3 million, or approximately $0.01 per share, compared to our net loss of approximately $1.1 million, or approximately $0.02 per share, for the comparable period in 2009.

We generated royalty revenues during the three month period ended March 31, 2010 of approximately $1.7 million. We had no royalty revenue during the comparable period in 2009. We generated grant revenues during the three month period ended March 31, 2010 of approximately $0.8 million. We had no grant revenue during the comparable period in 2009. We generated revenues from licensing agreements during the three month period ended March 31, 2010 of approximately $11,000, compared to approximately $23,000 for the comparable period in 2009. Royalty revenues during the three month period ended March 31, 2010 consisted of royalties on sales of Fanapt. Grant revenues during the three month period ended March 31, 2010 consisted of proceeds from the NIH grant related to our Probuphine program.

Research and development expenses for the three month period ended March 31, 2010 were approximately $1.7 million, compared to approximately $0.7 million for the comparable period in 2009, an increase of $1.0 million, or 143%. The increase in research and development costs during the three month periods ended March 31, 2010 was primarily associated with an increase in costs associated with the continuation of planned clinical trials related to our Probuphine product. External research and development expenses include direct expenses such as clinical research organization charges, investigator and review board fees, patient expense reimbursements and contract manufacturing expenses. In the first quarter of 2010, our external research and development expenses relating to our Probuphine product development program were approximately $1.0 million. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three month period ended March 31, 2010 were approximately $0.9 million, compared to approximately $0.5 million for the comparable period in 2009, an increase of $0.4 million, or 80%. The increase in general and administrative expenses during the three month period ended March 31, 2010 was primarily related to increases in non-cash stock compensation costs of approximately $0.2 million, legal fees of approximately $0.1 million and consulting and professional fees of approximately $0.4 million. This was offset in part by decreases in facilities and other administrative costs of approximately $0.3 million.

Net other expense for the three month period ended March 31, 2010 was approximately $125,000, compared to net other expense of approximately $3,000 in the comparable period in 2009. The increase in net other expense during the three month period ended March 31, 2010, was related to interest expense of approximately $120,000 resulting from our loan with Oxford.

Liquidity and Capital Resources

We have funded our operations since inception primarily through sales of our securities, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At March 31, 2010, we had approximately $1.6 million of cash and cash equivalents compared to approximately $3.3 million at December 31, 2009. At March 31, 2010, we had working capital of approximately $1.7 million compared to approximately $2.1 million at December 31, 2009.

Our operating activities used approximately $1.7 million during the three months ended March 31, 2010. This consisted primarily of the net loss for the period of approximately $0.3 million and $5.4 million related to increases in accounts receivable, which includes approximately $3.1 million which will have to be paid to Sanofi-Aventis for royalties earned on sales of Fanapt. This was offset in part by non-cash charges of approximately $0.1 million related to share-based compensation expenses and approximately $3.9 million related to net changes in other operating assets and liabilities. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses. Our license agreements with Sanofi-Aventis and MIT require us to pay royalties on future product sales. In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent-related costs, annual minimum license fees, meeting project-funding milestones and diligent efforts in product development. The aggregate commitments we have under these agreements, including minimum license payments, for the next 12 months is approximately $100,000.

Net cash used by investing activities of approximately $4,000 during the three months ended March 31, 2010 consisted of purchases of furniture and equipment of approximately $4,000.

No cash was used in or provided by financing activities during the three month periods ended March 31, 2010 and 2009.

In December 2009, we entered into a financing agreement with Oxford Capital Financing (“Oxford”) pursuant to which we received a three-year term loan in the principal amount of $3.0 million that bears interest at the rate of 13% per annum. Under this agreement, we will make payments totaling approximately $0.8 million during the next 12 months. We are obligated to make a final payment fee of $180,000. The loan is secured by our assets and has a provision for pre-payment.

We expect to continue to incur substantial additional operating losses from costs related to continuation of product and technology development, clinical trials, and administrative activities. While we believe that our working capital at March 31, 2010, together with proceeds from the NIH grant and expected royalty revenues from sales of Fanapt, may be sufficient to sustain our planned operations through December 31, 2010, we will continue to closely monitor our cash balance and supplement it from other potential sources of capital, as needed, in support of the Probuphine development program.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This information has been omitted based on our status as a smaller reporting company.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

Our President, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of March 31, 2010, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1A.	Risk Factors

This information has been omitted based on our status as a smaller reporting company.

Item 5.	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended[9]

3.2	By-laws of the Registrant[1]

4.1	Registration Rights Agreement dated as of December 17, 2007[2]

4.2	Registration Rights Agreement dated as of December 8, 2009[9]

4.3	Warrant to Purchase Common Stock dated December 23, 2009 issued to Oxford Finance Corporation[9]

10.1	1998 Stock Option Plan[3]

10.2	2001 Non-Qualified Employee Stock Option Plan[4]

10.3	2002 Stock Option Plan[5]

10.4	Employment Agreement between the Registrant and Sunil Bhonsle, dated May 16, 2009, as amended by agreement dated February 17, 2010[9]

10.5	Employment Agreement between the Registrant and Marc Rubin, dated May 16, 2009, as amended by agreement dated February 17, 2010[9]

10.6	Lease for the Registrant’s facilities, amended as of October 1, 2004[6]

10.7	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009[9]

10.9*	License Agreement between the Registrant and Sanofi-Aventis SA effective as of December 31, 1996[7]

10.10*	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997[8]

10.11*	License Agreement between the Registrant and the Massachusetts Institute of Technology dated September 28, 1995[1]

10.12	Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated December 18, 2009[9]

10.13	Stock Purchase Agreement between the Registrant and certain investors dated December 8, 2009[9]

14.1	Code of Business Conduct and Ethics[10]

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange of 1934

32.1	Certificate of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 33-99386).
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 27, 2007.
(3)	Incorporated by reference from the Registrant’s definitive Proxy Statement filed on July 28, 2000.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.
(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-42367).
(9)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 filed on January 14, 2010.
(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
*	Confidential treatment has been granted with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: May 14, 2010	By:	/S/ SUNIL BHONSLE
	Name:	Sunil Bhonsle
	Title:	President (Principal Executive and Principal Financial Officer)