Form 10-Q
period 2010-06-30
TITAN PHARMACEUTICALS INC
filed 2010-08-16
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010.

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

There were 59,247,742 shares of the Registrant’s Common Stock issued and outstanding on August 11, 2010.

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1.	Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2010	December 31, 2009
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$1,452	$3,300
Accounts receivable	381	66
Prepaid expenses and other current assets	179	250

Total current assets	2,012	3,616
Property and equipment, net	74	110

Total assets	$2,086	$3,726

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$625	$335
Accrued clinical trials expenses	380	123
Other accrued liabilities	302	564
Current portion of long-term debt	1,085	525

Total current liabilities	2,392	1,547

Long-term debt, net of discount	1,841	2,386

Total liabilities	4,233	3,933

Commitments and contingencies
Stockholders’ deficit
Common stock, at amounts paid-in	256,436	256,436
Additional paid-in capital	15,238	15,027
Accumulated deficit	(275,062)	(272,911)

Total Titan Pharmaceuticals, Inc.’s stockholders’ deficit	(3,388)	(1,448)
Non-controlling interest	1,241	1,241

Total stockholders’ deficit	(2,147)	(207)

Total liabilities and stockholders’ deficit	$2,086	$3,726

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amount)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Grant revenue	$1,287	$—	$2,048	$—
Royalty revenue	55	—	1,708	—
License revenue	—	29	11	52

Total revenue	1,342	29	3,767	52
Operating expenses:
Research and development	2,056	376	3,726	1,032
General and administrative	1,012	1,393	1,947	1,847

Total operating expenses	3,068	1,769	5,673	2,879

Loss from operations	(1,726)	(1,740)	(1,906)	(2,827)
Other income:
Interest income (expense), net	(120)	—	(240)	2
Other income (expense)	—	5	(5)	—

Other income (expense), net	(120)	5	(245)	2

Net loss	$(1,846)	$(1,735)	$(2,151)	$(2,825)

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.04)	$(0.05)

Weighted average shares used in computing basic and diluted net loss per share	59,248	58,288	59,248	58,288

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30
	2010	2009
Cash flows from operating activities:
Net loss	$(2,151)	$(2,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49	98
Amortization of loan discount	15	—
Loss on disposal of assets	—	3
Gain on sale of investments	—	(9)
Stock-based compensation	211	947
Changes in operating assets and liabilities:
Accounts receivable	(315)	104
Prepaid expenses and other assets	71	406
Accounts payable and other accrued liabilities	285	(1,952)

Net cash used in operating activities	(1,835)	(3,228)

Cash flows from investing activities:
Purchases of furniture and equipment	(13)	(10)
Disposals of furniture and equipment	—	2
Proceeds from maturities of marketable securities	—	9

Net cash provided by (used in) investing activities	(13)	1

Cash flows from financing activities:
Issuance of common stock, net	—	—

Net cash provided by (used in) financing activities	—	—

Net decrease in cash and cash equivalents	(1,848)	(3,227)
Cash and cash equivalents at beginning of period	3,300	4,672

Cash and cash equivalents at end of period	$1,452	$1,445

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Summary of Significant Accounting Policies

We are a biopharmaceutical company developing proprietary therapeutics primarily for the treatment of central nervous system (“CNS”) disorders. We currently have two key assets:

(1) Fanapt™ (iloperidone), an atypical antipsychotic compound approved in the U.S. for the treatment of schizophrenia and being marketed in the U.S. by Novartis Pharma AG. We are entitled to a royalty of 8-10% on U.S. net sales of Fanapt.

(2) Probuphine®, a slow release implant formulation of buprenorphine that is capable of maintaining a stable, round the clock blood level of the medicine in patients for six months following a single treatment. Probuphine is in Phase 3 clinical development for the treatment of opioid addiction, and we are currently enrolling patients in a confirmatory Phase 3 clinical study, which is expected to be completed in early second quarter 2011 with study results available by late second quarter 2011.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Titan Pharmaceuticals, Inc. and its subsidiaries after elimination of all significant intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or any future interim periods.

The Balance Sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

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

We have evaluated events that have occurred after June 30, 2010 and through the date that the unaudited financial statements were issued.

We expect to continue to incur substantial additional operating losses from costs related to continuation of product and technology development, clinical trials, and administrative activities. We believe that our working capital at June 30, 2010, together with proceeds available during the third quarter of 2010 from the two grants which were awarded by the National Institutes of Health (“NIH”), will be sufficient, in light of faster than expected patient enrollment in the Probuphine development program, to sustain our planned operations into November, 2010. Accordingly, we are currently seeking potential sources of capital in support of the Probuphine development program, which will supplement ongoing royalty revenues from sales of Fanapt. There can be no assurance that the funds we require will be available on favorable terms.

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

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Majority-Owned Subsidiary

At June 30, 2010, we owned 81% of Ingenex (assuming the conversion of all preferred stock to common stock). Ingenex is not an operating company and has no assets.

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

•

Royalties earned are based on third-party sales of licensed products and are recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonably assured. Pursuant to certain license agreements, we earn royalties on the sale of Fanapt™ by Novartis Pharma AG in the U.S. and Canada, and by Vanda Pharmaceuticals, Inc. in the rest of the world. As described in Note 5, Commitments and Contingencies, we are obligated to pay royalties on such sales to Sanofi-Aventis. As we have no performance obligations under the license agreements, we have recorded the royalties earned, net of royalties we are obligated to pay, as revenue in our consolidated statement of operations commencing with the six month period ended June 30, 2010.

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

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-17 (“ASU 2010-17”), Revenue Recognition - Milestone Method, which provides a new guidance on the use of the milestone method of recognizing revenue for research and development arrangements under which consideration to be received by the vendor is contingent upon the achievement of certain milestones. ASU 2010-17 is effective for fiscal years, and interim periods within such fiscal years, beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the potential impact, if any, of the adoption of this guidance on our financial position, results of operations and cash flows.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements, which clarifies certain existing evaluation and disclosure requirements in ASC 855 related to subsequent events. ASU 2010-09 requires SEC filers to evaluate subsequent events through the date on which the financial statements are issued and is effective immediately. The new guidance did not have an effect on our consolidated results of operations and financial condition.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), which amends the use of fair value measures and the related disclosures. ASU 2010-06 requires new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements. ASU 2010-06 is effective for the quarter ended June 30, 2010. The adoption of this new standard did not have an impact on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), Multiple-Deliverable Revenue Arrangements, which eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. ASU 2009-13 shall be effective in fiscal years beginning on or after June 15, 2010, with earlier application permitted. While we do not expect the adoption of this standard to have a material impact on our financial position or results of operations, this standard may have an impact in the event we enter into future collaborative or multiple-deliverable transactions or modify existing collaborative relationships.

2. Stock Option Plans

The following table summarizes the share-based compensation expense recorded for awards under the stock option plans for the three and six month periods ended June 30, 2010 and 2009:

.	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Research and development	$(45)	$99	$(30)	$38
General and administrative	119	966	241	909

Total share-based compensation expenses	$74	$1,065	$211	$947

Increase in basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.02)

No tax benefit was recognized related to share-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the share-based compensation expense for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six months Ended June 30,
	2010	2009	2010	2009
Weighted-average risk-free interest rate	1.4%	0.4%	2.3%	0.4%
Expected dividend payments	—	—	—	—
Expected holding period (years)[1]	4.1	4.6	4.2	4.6
Weighted-average volatility factor[2]	1.94	1.84	1.89	1.84
Estimated forfeiture rates for options granted to management[3]	23%	21%	23%	21%
Estimated forfeiture rates for options granted to non-management[3]	41%	41%	41%	41%

(1)	Expected holding periods are based on historical data.
(2)	Weighted average volatility is based on the historical volatility of the Company’s common stock.
(3)	Estimated forfeiture rates are based on historical data.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

No options to purchase common stock were granted during the three month period ended June 30, 2010. Based upon the above methodology, the weighted-average fair value of options valued during the three month period ended June 30, 2009 was $0.75.

The following table summarizes option activity for the six month period ended June 30, 2010:

(in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Option Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	6,070	$3.68	6.42	$4,794
Granted	150	2.36
Exercised	—	—
Expired or forfeited	(1,111)	5.78

Outstanding at June 30, 2010	5,109	$3.18	6.41	$505

Exercisable at June 30, 2010	3,515	$4.16	5.27	$270

As of June 30, 2010 there was approximately $0.9 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 2.9 years.

No shares of restricted stock were awarded during the three months ended June 30, 2010. The following table summarizes restricted stock activity for the six month period ended June 30, 2010:

(in thousands, except per share amounts)	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	20	$0.04	9.3	$45
Awarded	36	—
Exercised	—	—
Cancelled	—	—

Outstanding at June 30, 2010	56	$0.01	9.4	$56

Vested at June 30, 2010	54	$0.01	9.4	$54

As of June 30, 2010 there was approximately $1,000 of total unrecognized compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted-average period of 1.3 years.

3. Net Loss Per Share

We calculate basic net loss per share using the weighted average common shares outstanding for the periods presented. Diluted net income per share would include the impact of other dilutive equity instruments, primarily our options and warrants. For the periods ended June 30, 2010 and 2009, options and warrants totaled 11.9 million and 14.6 million shares, respectively. We reported net losses for the periods presented and, therefore, options and warrants were excluded from the calculation of diluted net loss per share as they were anti-dilutive.

4. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. The only component of other comprehensive income or loss is unrealized gains and losses on our marketable securities. Comprehensive losses for the three and six month periods ended June 30, 2010 were $1.8 million and $2.2 million, respectively, and for the three and six month periods ended June 30, 2009 were $1.7 million and $2.8 million, respectively.

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

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Financing Agreements

In December 2009, we entered into a loan and security agreement with Oxford Capital Financing (“Oxford”) pursuant to which we received a three-year term loan in the principal amount of $3,000,000 that bears interest at the rate of 13% per annum. We paid Oxford an initial facility fee of $60,000 and are obligated to make a final payment fee of $180,000. Commencing in January 2010, the loan is repayable in monthly interest payments of $32,500 through June 2010 followed by monthly interest and principal installments of $117,625 commencing in July 2010 through December 2012. The loan is secured by our assets and has a provision for pre-payment. We also issued to Oxford, in connection with the loan and security agreement, five-year warrants to purchase 42,254 shares of our common stock at an exercise price of $2.13 per share. The relative fair value attributable to the warrants of $88,995 was recorded as a discount to the debt and corresponding credit to additional paid-in capital. The debt discount is being amortized to interest expense over the life of the debt.

Royalty Payments

In 1997, we entered into an exclusive license agreement with Sanofi-Aventis SA (formerly Hoechst Marion Roussel, Inc.). The agreement gave us a worldwide license to the patent rights and know-how related to the antipsychotic agent Fanapt (iloperidone), including the ability to develop, use, sublicense, manufacture and sell products and processes claimed in the patent rights. Upon commercialization of the product, the license agreement provides that we will pay royalties based on net sales. Net sales of Fanapt by Novartis during the three month period ended June 30, 2010 were approximately $693,000 and we are obligated to pay royalties of approximately $104,000 to Sanofi-Aventis which was included in Accounts Receivable and Accounts Payable on the June 30, 2010 Balance Sheet.

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

The following discussion contains certain forward-looking statements, within the meaning of the “safe harbor” provisions of the Private Securities Reform Act of 1995, the attainment of which involves various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “plan,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Our actual results may differ materially from those described in these forward-looking statements due to, among other factors, the results of research and development efforts, the results of pre-clinical and clinical testing, the effect of regulation by the United States Food and Drug Administration (FDA) and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, our ability to obtain additional financing, the effect of our accounting policies, and other risks detailed in our SEC filings.

Probuphine ® and ProNeura™ are trademarks of Titan Pharmaceuticals, Inc. This Form 10-Q also includes trade names and trademarks of companies other than Titan Pharmaceuticals, Inc.

References herein to “we,” “us,” “Titan,” and “our company” refer to Titan Pharmaceuticals, Inc. and its subsidiaries unless the context otherwise requires.

Overview

We are a biopharmaceutical company developing proprietary therapeutics primarily for the treatment of central nervous system (“CNS”) disorders. We currently have two key assets as described below:

•

Fanapt™(iloperidone): An atypical antipsychotic approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of schizophrenia. Novartis Pharma AG (“Novartis”) has acquired the U.S. and Canadian rights to further develop and commercialize the approved oral formulation, which it launched in the U.S. in January 2010, and also further develop and potentially commercialize an injectable form of the drug, known as a depot formulation. We are entitled to a royalty of 8-10% on U.S. net sales of all formulations through November 2016 (inclusive of a patent extension under the Patent Restoration Act), with a possible six month extension for development of pediatric indications. Vanda Pharmaceuticals, Inc. (“Vanda”) has the development and commercialization rights to the oral and depot formulations of this product for the rest of the world. Because patent coverage in most significant markets outside the U.S. has expired or will expire shortly, our royalties on any future sales in such markets will generally be limited.

•

Probuphine: A slow release implant formulation of buprenorphine in Phase 3 clinical development for the treatment of opioid addiction that is capable of maintaining a round the clock stable blood level of the drug in patients for six months following a single treatment. We have previously announced positive safety and efficacy results of this product in Phase 3 studies including a placebo controlled Phase 3 study. In October 2009 we were awarded a $7.6 million grant from the National Institutes of Health (“NIH”) that will partially fund the second Phase 3 controlled safety and efficacy study required by the FDA for product registration. We have recently provided an update on the confirmatory Phase 3 study currently enrolling patients at 20 U.S. sites, with full enrollment expected by the beginning of the fourth quarter of 2010, almost three months ahead of schedule, and study results by late second quarter 2011.

The ProNeura long-term drug delivery technology underlying Probuphine has the potential to be used in developing products for the treatment of other chronic conditions where maintaining stable, round the clock blood levels of a drug can benefit the patient and improve medical outcomes. We were recently awarded a $0.5 million grant by the NIH under the Small Business Innovation Research (SBIR) program to conduct non-clinical studies in a model of Parkinson’s disease using previously approved dopamine agonists and the ProNeura drug delivery technology. We have also licensed certain rights from the University of Iowa to potentially use gallium maltolate for the treatment of chronic bacterial infections.

Our Products

The following table provides a summary status of our products:

Product	Approved or Potential Indication(s)	Phase of Development	Marketing Rights
Fanapt™ (iloperidone)	Schizophrenia	Approved in U.S. for treatment of schizophrenia	Novartis – U.S. and Canada Vanda - Rest of the world

Probuphine	Opioid addiction	Phase 3	Titan

Fanapt was approved by the FDA in May 2009 for the treatment of schizophrenia and Novartis has acquired the rights to commercialize it in the U.S. and Canada. Novartis announced that it commenced commercial launch of Fanapt in mid January 2010 and has reported net sales of approximately $21.4 million through June 30, 2010.

Probuphine is currently in Phase 3 clinical development and has demonstrated safety and efficacy in three Phase 3 studies, including one controlled Phase 3 study. However, additional clinical and manufacturing development is necessary prior to registration and it may still not be successfully developed or commercialized. Titan has been awarded a $7.6 million grant by the NIH in partial support of the second controlled Phase 3 study, the total external cost of which is estimated at approximately $14.6 million. We will also require significant further capital, currently estimated at approximately $3.9 million, to support third party expenses related to manufacturing development and testing, and possibly an addition $6.0 million for a long term safety study (one year treatment) prior to commercialization without giving effect to the cost of additional clinical studies, if any, that may be required by the FDA. We may experience unanticipated problems relating to product development and cannot predict whether we will successfully develop and commercialize any products.

Titan was recently awarded an SBIR grant supporting the development of a long-term, non-fluctuating dopamine agonist treatment for Parkinson’s disease. The first year award in the amount of $300,000 will be available to Titan starting August 1, 2010, and an additional $195,000 for the second year starting August 1, 2011 has been recommended subject to availability of funds and satisfactory progress of the project. The grant will be administered by the National Institute of Neurological Disorders and Stroke (NINDS).

Results of Operations for the Three and Six Months Ended June 30, 2010 and June 30, 2009

Our net loss for the three month period ended June 30, 2010 was approximately $1.8 million, or approximately $0.03 per share, compared to our net loss of approximately $1.7 million, or approximately $0.03 per share, for the comparable period in 2009. Our net loss for the six month period ended June 30, 2010 was approximately $2.2 million, or approximately $0.04 per share, compared to our net loss of approximately $2.8 million, or approximately $0.05 per share, for the comparable period in 2009.

We generated royalty revenues during the three and six month periods ended June 30, 2010 of approximately $55,000 and $1.7 million, respectively. We had no royalty revenue during the comparable periods in 2009. We generated grant revenues during the three and six month periods ended June 30, 2010 of approximately $1.3 million and $2.0 million, respectively. We had no grant revenue during the comparable periods in 2009. We generated no revenues from licensing agreements during the three month period ended June 30, 2010 and approximately $11,000 during the six month period ended June 30, 2010, compared to approximately $29,000 and $52,000 for the comparable periods in 2009. Royalty revenues during the three and six month periods ended June 30, 2010 consisted of royalties on sales of Fanapt. Grant revenues during the three and six month periods ended June 30, 2010 consisted of proceeds from the NIH grant related to our Probuphine program.

Research and development expenses for the three month period ended June 30, 2010 were approximately $2.1 million, compared to approximately $0.4 million for the comparable period in 2009, an increase of $1.7 million, or 425%. Research and development expenses for the six month period ended June 30, 2010 were approximately $3.7 million, compared to approximately $1.0 million for the comparable period in 2009, an increase of $2.7 million, or 270%. The increase in research and development costs during the three and six month periods ended June 30, 2010 was primarily associated with an increase in external research and development expenses associated with the initiation and ongoing expenses of the Phase 3 clinical trials related to our Probuphine product. External research and development expenses include direct expenses such as clinical research organization charges, investigator and review board fees, patient expense reimbursements and contract manufacturing expenses. During the three and six month periods ended June 30, 2010, external research and development expenses relating to our Probuphine product development program were approximately $1.6 million and $2.6 million, respectively. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three month period ended June 30, 2010 were approximately $1.0 million, compared to approximately $1.4 million for the comparable period in 2009, a decrease of $0.4 million, or 29%. General and administrative expenses for the six month period ended June 30, 2010 were approximately $1.9 million, compared to approximately $1.8 million for the comparable period in 2009, an increase of $0.1 million, or 6%. The decrease in general and administrative expenses during the three month period ended June 30, 2010 was primarily related to decreases in non-cash stock compensation costs of approximately $0.8 million and facilities and other administrative costs of approximately $0.1 million. This was offset in part by increases in legal fees of approximately $0.3 million and consulting and professional fees of approximately $0.2 million. The increase in general and administrative expenses during the six month period ended June 30, 2010 was primarily related to increases in legal fees of approximately $0.3 million and consulting and professional fees of approximately $0.7 million, employee related costs of $0.1 million and travel related costs of $0.1 million. This was offset in part by decreases in non-cash stock compensation costs of approximately $0.7 million, facilities and other administrative costs of approximately $0.4 million.

Net other expense for the three month period ended June 30, 2010 was approximately $120,000, compared to net other income of approximately $5,000 in the comparable period in 2009. Net other expense for the six month period ended June 30, 2010 was approximately $245,000, compared to net other income of approximately $2,000 in the comparable period in 2009. The increase in net other expense during the three and six month periods ended June 30, 2010, was primarily related to interest expense of approximately $120,000 and $240,000, respectively, resulting from our loan with Oxford.

Liquidity and Capital Resources

We have funded our operations since inception primarily through sales of our securities, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At June 30, 2010, we had approximately $1.5 million of cash and cash equivalents compared to approximately $3.3 million at December 31, 2009.

Our operating activities used approximately $1.8 million during the six months ended June 30, 2010. This consisted primarily of the net loss for the period of approximately $2.2 million and $0.3 million related to increases in accounts receivable, which includes approximately $0.1 million which will have to be paid to Sanofi-Aventis for royalties earned on sales of Fanapt. This was offset in part by non-cash charges of approximately $0.2 million related to share-based compensation expenses and approximately $0.4 million related to net changes in other operating assets and liabilities. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses. Our license agreements with Sanofi-Aventis and MIT require us to pay royalties on future product sales. In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent-related costs, annual minimum license fees, meeting project-funding milestones and diligent efforts in product development. The aggregate commitments we have under these agreements, including minimum license payments, for the next 12 months is approximately $100,000.

Net cash used by investing activities of approximately $13,000 during the six months ended June 30, 2010 consisted of purchases of office equipment.

No cash was used in or provided by financing activities during the six month periods ended June 30, 2010 and 2009.

In December 2009, we entered into a financing agreement with Oxford Capital Financing pursuant to which we received a three-year term loan in the principal amount of $3.0 million that bears interest at the rate of 13% per annum. Under this agreement, we will make payments totaling approximately $1.1 million during the next 12 months. We are obligated to make a final payment fee of $180,000. The loan is secured by our assets and has a provision for pre-payment.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development, clinical trials, and administrative activities. We believe that our working capital at June 30, 2010, together with proceeds from the NIH grants, in light of faster than expected patient enrollment in the Probuphine development program, will be sufficient to sustain our planned operations into November, 2010. Accordingly, we are currently seeking potential sources of capital in support of the Probuphine development program, which will supplement ongoing royalty revenues from sales of Fanapt. There can be no assurance that the funds we require will be available on favorable terms.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This information has been omitted based on our status as a smaller reporting company.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

Our President, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of June 30, 2010, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1A.	Risk Factors

This information has been omitted based on our status as a smaller reporting company.

Item 5.	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended[9]

3.2	By-laws of the Registrant[1]

4.1	Registration Rights Agreement dated as of December 17, 2007[2]

4.2	Registration Rights Agreement dated as of December 8, 2009[9]

4.3	Warrant to Purchase Common Stock dated December 23, 2009 issued to Oxford Finance Corporation[9]

10.1	1998 Stock Option Plan[3]

10.2	2001 Non-Qualified Employee Stock Option Plan[4]

10.3	2002 Stock Option Plan[5]

10.4	Employment Agreement between the Registrant and Sunil Bhonsle, dated May 16, 2009, as amended by agreement dated February 17, 2010[9]

10.5	Employment Agreement between the Registrant and Marc Rubin, dated May 16, 2009, as amended by agreement dated February 17, 2010[9]

10.6	Lease for the Registrant’s facilities, amended as of October 1, 2004[6]

10.7	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009[9]

10.9*	License Agreement between the Registrant and Sanofi-Aventis SA effective as of December 31, 1996[7]

10.10*	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997[8]

10.11*	License Agreement between the Registrant and the Massachusetts Institute of Technology dated September 28, 1995[1]

10.12	Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated December 18, 2009[9]

10.13	Stock Purchase Agreement between the Registrant and certain investors dated December 8, 2009[9]

10.14	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Marc Rubin[11]

10.15	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Sunil Bhonsle[11]

10.16	Amendment to lease for Registrant’s facilities dated June 15, 2010

14.1	Code of Business Conduct and Ethics[10]

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange of 1934

32.1	Certificate of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 33-99386).
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 27, 2007.
(3)	Incorporated by reference from the Registrant’s definitive Proxy Statement filed on July 28, 2000.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.
(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-42367).
(9)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 filed on January 14, 2010.
(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated June 16, 2010.
*	Confidential treatment has been granted with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: August 16, 2010	By:	/S/ SUNIL BHONSLE
	Name:	Sunil Bhonsle
	Title:	President (Principal Executive and Principal Financial Officer)