Form 10-K
period 2010-12-31
TITAN PHARMACEUTICALS INC
filed 2011-03-25
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition or “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 56,976,152 shares of voting and non-voting common equity held by non-affiliates of the registrant based on the closing price on June 30, 2010 was $58.7 million.

As of March 21, 2010, 59,247,742 shares of common stock, $.001 par value, of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Form 10-K or in the documents incorporated by reference herein that are not descriptions of historical facts are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking terminology such as “may,” “expects,” “believes,” “anticipates,” “intends,” “expects,” “projects,” or similar terms, variations of such terms or the negative of such terms. Forward-looking statements are based on management’s current expectations. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under “Risk Factors” including, in particular, risks relating to:

•	the results of ongoing research and development activities;

•	uncertainties relating to preclinical and clinical testing, financing and strategic agreements and relationships;

•	the early stage of products under development;

•	government regulation;

•	patent matters; and

•	competition.

We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based.

References herein to “we,” “us,” “Titan,” and “our company” refer to Titan Pharmaceuticals, Inc. and its subsidiaries unless the context otherwise requires.

Probuphine™, and ProNeura™ are trademarks of our company. This Form 10-K also includes trade names and trademarks of companies other than Titan.

Item 1.	Business

Overview

We are a biopharmaceutical company developing proprietary therapeutics primarily for the treatment of central nervous system (“CNS”) disorders. We currently have two key assets as described below:

•

Fanapt® (iloperidone): An atypical antipsychotic approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of schizophrenia. Novartis Pharma AG (“Novartis”) has acquired the U.S. and Canadian rights to further develop and commercialize the approved oral formulation, which it launched in the U.S. in the first quarter of 2010, and also further develop and potentially commercialize an injectable form of the drug, known as a depot formulation. We are entitled to a royalty of 8-10% of net sales based on intellectual property claiming iloperidone that we licensed from Sanofi-Aventis. In the U.S. the license covers all formulations of iloperidone through November 2016 (inclusive of a patent extension under the Patent Restoration Act), with a possible additional six month extension upon approval of pediatric indication. Vanda Pharmaceuticals, Inc. (“Vanda”) has the development and commercialization rights to the oral and depot formulations of this product for the rest of the world. Because patent coverage on the compound has now expired in most significant markets outside the U.S. and no patent term extensions are possible since the product was not approved in these countries prior to patent expiration, our royalties on any future sales in such markets will generally be limited.

We will review the potential of any royalty revenue on a country by country basis at the time of application for approval of the product. Following is a list of the remaining countries where the Sanofi-Aventis patents claiming the compound iloperidone still provide patent protection:

Portugal	September 2011
Lichtenstein	November 2012
Georgia	November 2012
Korea	July 2013
Philippines	May 2014

•

Probuphine: A slow release implant formulation of buprenorphine in Phase 3 clinical development for the treatment of opioid addiction that is capable of maintaining around the clock stable blood level of the drug in patients for six months following a single treatment. We have previously announced positive safety and efficacy results of this product in Phase 3 studies including a placebo-controlled Phase 3 study. In October 2009, we were awarded a $7.6 million grant from the National Institutes of Health (“NIH”) that covers approximately half of the expenses of the second Phase 3 controlled safety and efficacy study currently in progress. The confirmatory Phase 3 study is being conducted at 20 U.S. sites and completed patient enrollment in September 2010, almost three months ahead of schedule. The study results are expected in late second quarter 2011. Following availability of results we will review all the efficacy and safety data with the FDA during the third quarter 2011 and discuss the FDA requirements and NDA submission plans.

The ProNeura long-term drug delivery technology underlying Probuphine has the potential to be used in developing products for the treatment of other chronic conditions where maintaining stable, round the clock blood levels of a drug can benefit the patient and improve medical outcomes. In August 2010, we were awarded a $0.5 million grant by the NIH under the Small Business Innovation Research (“SBIR”) program to conduct non-clinical studies in a model of Parkinson’s disease using previously approved dopamine agonists and the ProNeura drug delivery technology. The non-clinical studies are in progress and results are expected by year end 2011. We have also licensed certain rights from the University of Iowa to potentially use gallium maltolate for the treatment of chronic bacterial infections.

Our Products

The following table provides a summary status of our products:

Product	Potential Indication(s)	Phase of Development	Marketing Rights
Fanapt®	Schizophrenia, psychosis	Approved in the U.S. for schizophrenia	Novartis – U.S. and Canada Vanda - Rest of the world
Probuphine	Opioid addiction	Phase 3	Titan

Fanapt

Fanapt (Iloperidone), a mixed dopamine D2 / serotonin 5HT2A receptor antagonist, is a novel, atypical antipsychotic approved in the U.S. on May 6, 2009 for the treatment of adult patients with schizophrenia. The Phase 3 clinical development was conducted initially by our sub-licensee, Novartis, and completed by Novartis’ sub-licensee, Vanda. In July 2008, Vanda received a non-approval letter from the FDA requesting additional information about the product. Vanda addressed the questions asked by the FDA and provided additional clarification following which the FDA granted marketing approval as noted above. The approval was supported by two placebo-controlled Phase 3 clinical studies comparing Fanapt™ to placebo and active control in patients with schizophrenia, as well as safety data from more than 3,000 patients. Novartis reacquired rights to commercialize Fanapt in the U.S. and Canada and the development of a depot formulation will also be pursued by Novartis. Vanda has commercialization rights for the rest of the world for the oral formulation and the depot formulations, although Novartis has the first option to negotiate an agreement to co-market both these products in the rest of the world. Based on the terms of our sub-license agreement with Novartis we are entitled to royalty revenue of 8% of annual worldwide net sales of Fanapt up to $200 million and 10% of annual worldwide net sales above $200 million. We do not incur any expenses associated with this product.

Probuphine

We are developing Probuphine for the treatment of opioid addiction. Probuphine is the first product to utilize our novel, proprietary, long-term drug delivery technology. See “Continuous Drug Delivery Technology” below. Probuphine is designed to provide continuous, long-term therapeutic levels of the drug buprenorphine, an approved agent for the treatment of opioid addiction. While the clinical development of Probuphine continues, it has been shown to be effective with an acceptable safety profile in the three Phase 3 studies that have been completed to date, specifically:

•	A six-month, double-blind, placebo-controlled safety and efficacy trial;

•	A six-month, open-label re-treatment safety trial; and

•	A pharmacokinetic safety study.

The goal of any therapy for an addictive disorder is to reduce the use of the illicit substance over time and to engage the patient in treatment long enough for therapeutic gains to be consolidated. In a clinical study, the effectiveness of a treatment for opioid addiction is evaluated by testing a patient’s urine samples for the presence of illicit opioids over the treatment period. In the first placebo-controlled Phase 3 study of Probuphine, every participant was required to provide urine samples three times a week, essentially on alternate days. Any missed sample was considered a positive result (i.e. urine testing positive for illicit opioid). In the study, the primary effectiveness of the treatment with Probuphine (i.e. the primary endpoint) was established by comparing the negative urine results (i.e. urine testing negative for illicit opioid) between the Probuphine and placebo arms using a statistical technique, specifically ‘the cumulative distribution function of negative urines’, which basically performs a comparative analysis on the relative proportions of negative urines between treatment groups over the time period of treatment. The patients in the Probuphine arm showed clinically meaningful and a statistically significant difference in the negative urines as compared to the placebo arm, i.e. the Probuphine patients had statistically more negative results than the placebo arm, demonstrating that the treatment with Probuphine was successful in reducing their usage of illicit opioids as compared to the treatment with placebo. These favorable results for Probuphine were also confirmed by a significant difference over the placebo arm in other secondary measures such as retention in treatment, withdrawal symptoms and craving for opioids, all of which are monitored by clinicians to see if a treatment is providing clinically meaningful benefit to the patients. The following quantifies, in terms of “p” value, the amount by which the Probuphine arm exceeded (was > than) the placebo arm in the primary endpoint and the secondary measures of effectiveness. P-value is a statistical calculation that relates to the probability that a difference between groups happened by chance, with a p-value of less than 0.05 often used as the threshold to indicate statistical significance.

•	Cumulative distribution function of % negative urines:

•	weeks 1-16: Probuphine>placebo; p= 0.0361 (primary endpoint)

•	weeks 17-24: Probuphine>placebo; p= 0.0004

•	weeks 1-24: Probuphine>placebo; p= 0.0117

•	Difference in average percentage of negative urines:

•	weeks 1-16: Probuphine>placebo; p= 0.0253

•	weeks 17-24: Probuphine>placebo; p= 0.0006

•	Treatment retention (i.e. the number of patients remaining in the study) over 24 weeks: Probuphine>placebo; p<0.0001

•	Patient self-assessment of opioid withdrawal symptoms over 24 weeks: Probuphine>placebo; p= 0.0005

•	Physician assessment of opioid withdrawal symptoms over 24 weeks: Probuphine>placebo; p= 0.0008

•	Opioid craving – 24 weeks: Probuphine>placebo; p= 0.0006

•	Overall severity of opioid addiction:

•	Patient assessment: Probuphine>placebo; p=0.0021

•	Physician assessment: Probuphine>placebo; p=0.0086

Results for the first double-blind, placebo-controlled safety and efficacy study were initially released in July 2008 and have also been published in the Journal of the American Medical Association (October 2010). Treatment with Probuphine was well tolerated in this clinical study.

Patients who completed the first controlled study were eligible for enrollment in the six month re-treatment study, which provided data on one full year of treatment. The pharmacokinetic safety study has provided important data on the level of buprenorphine in the blood during the treatment period and gives a good profile of the safety of Probuphine. Data from all of these studies have been presented at the International Society of Addiction Medicine Annual Meeting in November 2008, the American Society of Addiction Medicine Annual Meeting in May 2009, and the American College of Neuropharmacology in November 2009.

These studies are part of a registration directed program intended to obtain marketing approval of Probuphine for the treatment of opioid addiction in Europe and the U.S. The Phase 3 program includes additional clinical studies, including a second controlled Phase 3 study which has received a $7.6 million award from the NIH. This NIH grant will support approximately half of the expenses associated with this study and we will need additional funding to complete this clinical study and the overall development program. This confirmatory Phase 3 study is being conducted at 20 sites in the U.S. and patient enrollment was completed in September 2010 with study completion and results expected to be available in late second quarter of 2011. We continue to have discussions with the FDA relating to the Probuphine clinical development program and the chemistry and manufacturing controls (“CMC”), which is necessary prior to any product registration and we will meet with the FDA in the third quarter to review all the clinical data and the CMC plans at a pre-NDA meeting.

Continuous Drug Delivery Technology

Our continuous drug delivery system consists of a small, solid rod made from a mixture of ethylene-vinyl acetate (“EVA”) and a drug substance. The resulting product is a solid matrix that is placed subcutaneously, normally in the upper arm in a simple office procedure, and is removed in a similar manner at the end of the treatment period. The drug substance is released slowly, at continuous levels, through the process of diffusion. This results in a constant rate of release similar to intravenous administration. We believe that such long-term, linear release characteristics are desirable by avoiding peak and trough level dosing that poses problems for many CNS and other therapeutic agents.

Our continuous drug delivery technology was developed to address the need for a simple, practical method to achieve continuous long-term drug delivery, and potentially can provide controlled drug release on an outpatient basis over extended periods of up to 6—12 months. In addition to Probuphine, which is our first product in clinical testing to utilize our proprietary continuous drug delivery technology, we continue to seek opportunities to develop this drug delivery technology for other potential treatment applications in which conventional treatment is limited by variability in blood drug levels and poor patient compliance (e.g. treatment of Parkinson disease with dopamine agonists). Titan was awarded a $0.5 million SBIR grant in August 2010 to conduct non-clinical studies with long-term delivery of dopamine agonists.

License Agreements

We are a party to several agreements with companies and universities for the performance of research and development activities and for the acquisition of licenses relating to such activities. Expenses under these agreements totaled approximately $61,000, $86,000 and $239,000 in the years ended December 31, 2010, 2009 and 2008, respectively.

In January 1997, we acquired an exclusive worldwide license under U.S. and foreign patents and patent applications relating to the use of iloperidone for the treatment of psychiatric and psychotic disorders and analgesia from Sanofi-Aventis SA (“Sanofi-Aventis”) (formerly Hoechst Marion Roussel, Inc.). The Sanofi-Aventis agreement provides for the payment of royalties on future net sales and requires us to satisfy certain other terms and conditions, specifically continued diligent product development and commercialization efforts standard for these types of agreements, in order to retain our rights, all of which have been met to date.

In November 1997, we granted a worldwide sublicense, except Japan, to Novartis under which Novartis continued, at its expense, all further development of iloperidone. In April 2001, that sublicense was extended to include Japan. Novartis will make our milestone and royalty payments to Sanofi-Aventis during the life of the Novartis agreement, and will also pay Titan a royalty on future net sales of the product.

In June 2004, Vanda acquired from Novartis the worldwide rights to develop and commercialize iloperidone. Under its agreement with Novartis, Vanda proceeded with and funded the iloperidone Phase 3 development program. All of our rights and economic interests in iloperidone, including royalties on sales of iloperidone, remained essentially unchanged under the agreement.

In October 2009, Vanda and Novartis amended and restated their sub-license agreement whereby Novartis acquired the U.S. and Canadian rights to commercialize Fanapt, the oral formulation of iloperidone approved in the U.S. Novartis also acquired the U.S. and Canadian development and commercialization rights to the depot formulation previously under development by Vanda and agreed to fund and continue the development of this formulation. Further, Novartis has also retained the right of first negotiation to co-market Fanapt and the depot formulation in the rest of the world. Our royalty interest in iloperidone remains unchanged, and Titan is entitled to royalty revenue of 8% of annual worldwide net sales up to $200 million and 10% of annual worldwide net sales above $200 million for several years based on the remaining life of certain patents. Novartis announced that it commenced commercial launch of Fanapt in the first quarter of 2010 and has reported net sales of approximately $31.4 million through December 31, 2010.

In October 1995, we acquired from the Massachusetts Institute of Technology (“MIT”) an exclusive worldwide license to certain U.S. and foreign patents relating to our continuous drug delivery system. The exclusive nature of the MIT license is subject to our continued diligent product development activities. The agreement provides for the payment of a 2% royalty based on sales of products and processes incorporating the licensed technology, as well as 25% of other income (excluding research expense reimbursement) derived from sublicenses of the licensed technology.

In July 2005, we entered into an agreement with the University of Iowa Research Foundation. Under this agreement, we received an exclusive worldwide license to patent rights held by the University of Iowa Research Foundation covering the methods of treating biofilm formation, pseudomoras aeruginosa growth, human deficiency virus, and intracellular pathogens and pathogens causing chronic pulmonary infection using gallium maltolate. Under this agreement, we are required to pay a license issuance fee and certain minimum annual royalty payments. In addition, we are required to pay royalties based on net sales of products and processes incorporating the licensed technology.

Patents and Proprietary Rights

We hold a license from Sanofi-Aventis under certain issued U.S. patents and certain issued foreign patents relating to iloperidone and its methods of use. Our license is exclusive for use in the treatment of psychiatric disorders, psychotic disorders and analgesia. The term of the U.S. patent that covers certain aspects of our iloperidone product expires in November 2011, however it is anticipated that based on provisions of the Patent Restoration Act pertaining to the approval by the FDA of new molecules for medical treatment, the patent term for Fanapt will be extended by five years to November 2016, with an additional six month extension possible for approval of pediatric indication. Following is a list of the remaining foreign countries where the Sanofi-Aventis patents claiming the compound iloperidone still provide patent protection:

Portugal	September 2011
Lichtenstein	November 2012
Georgia	November 2012
Korea	July 2013
Philippines	May 2014

We are the exclusive licensee under the MIT license to two U.S. patents and their European counterparts relating to a long-term drug delivery system. One patent term expired in 2010 while the second patent term expires in 2014. These dates do not include possible term extensions. Four additional patent applications have been filed which incorporate the use of specific compounds with the continuous delivery technology, including two applications related to Probuphine for the potential treatment of opioid addiction and chronic pain. In June 2010, the United States Patent and Trademark Office (“USPTO”) issued a patent covering Probuphine for the treatment of opiate addiction. Titan is the assignee of this patent which claims a method for treating opiate addiction with a subcutaneously implanted device comprising buprenorphine and ethylene vinyl acetate, a biocompatible copolymer that releases buprenorphine continuously for extended periods of time. This patent, which also includes certain additional claims covering the composition and dimensions of the device, will expire in April 2024. Patents have issued in Australia, India, Mexico and New Zealand. Further prosecution of these applications is currently proceeding at the USPTO and corresponding agencies in Europe, Canada, Japan, India and Hong Kong.

We are the licensee from the University of Iowa Research Foundation (“UIRF”) of two issued U.S. patents (expiring 2016) relating to methods of use of gallium compounds to inhibit the growth of P. aeruginosa, and the treatment of infections by pathogens causing chronic pulmonary infection. We are also the licensee from UIRF of certain rights to patent applications covering the use of gallium complexes in preventing and also treating bacterial biofilm-based infections, for which patents have issued in South Africa and Mexico and prosecution in the U.S., Canada, Europe, Australia, New Zealand and some Asian countries continues.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including major pharmaceutical companies and specialized biotechnology companies, are engaged in the development and commercialization of therapeutic agents designed for the treatment of the same diseases and disorders that we target. Many of our competitors have substantially greater financial and other resources, larger research and development staff and more experience in the regulatory approval process. Moreover, potential competitors have or may have patents or other rights that conflict with patents covering our technologies. For risks we face with respect to competition, see “Risk Factors—We face intense competition.”

With respect to Probuphine, Reckitt Benckiser Group, PLC, markets globally a sublingual buprenorphine product (tablet and film formulations) for the treatment of opioid addiction. This product (Subutex®, Suboxone®) which is administered daily, will compete with our six-month implantable product for opioid addiction. Other forms of buprenorphine are also in development by other companies, including intramuscular injections, buccal delivery and intranasally delivered buprenorphine, which also might compete with our product. In 2010, Alkermes, Inc. received FDA approval to market Vivitrol®, a one month depot injection of naltrexone for treating opioid addiction.

Several products categorized as atypical antipsychotics that compete with Fanapt have been on the market for several years. These products include Risperdal sold by Janssen Pharmaceuticals, Zyprexa sold by Eli Lilly, Clozaril sold by Novartis, Seroquel sold by AstraZeneca, Geodon sold by Pfizer, and Abilify sold by Bristol-Myers Squibb. Competition among these companies is already intense and Fanapt will face significant competition. The success of Fanapt will depend on how it can be differentiated from products already on the market on the basis of efficacy, side-effect profile, cost, availability of formulations and dose requirements, among other things.

Manufacturing

We utilize contract manufacturing organizations to manufacture our products for pre-clinical studies and clinical trials. While we have not introduced any products on the commercial market to date, at such time as we are ready to do so we will need to allocate additional resources to the manufacture of these products. We do not have the facilities to manufacture these products in-house nor do we intend to establish our own manufacturing operation at this time. We currently plan to pursue collaborative arrangements with contract manufacturing operations regarding the manufacture of any products that we may successfully develop.

Government Regulation

In order to obtain FDA approval of a new drug, a company generally must submit proof of purity, potency, safety and efficacy, among other regulatory standards. In most cases, such proof entails extensive clinical and pre-clinical laboratory tests.

The procedure for obtaining FDA approval to market a new drug involves several steps. Initially, the manufacturer must conduct pre-clinical animal testing to demonstrate that the product does not pose an unreasonable risk to human subjects in clinical studies. Upon completion of such animal testing, an Investigational New Drug application, or IND, must be filed with the FDA before clinical studies may begin. An IND application consists of, among other things, information about the proposed clinical trials. Among the conditions for clinical studies and IND approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to current Good Manufacturing Practices (“cGMP”), which must be followed at all times. Once the IND is approved (or if the FDA does not respond within 30 days), the clinical trials may begin.

The results of the pre-clinical and clinical testing on new drugs, if successful, are submitted to the FDA in the form of a New Drug Application (“NDA”). The NDA approval process requires substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may refuse to approve an NDA if applicable regulatory requirements are not satisfied. Product approvals, if granted, may be withdrawn if compliance with regulatory standards is not maintained or problems occur following initial marketing.

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

Employees

At December 31, 2010, we had 8 full-time and 3 part-time employees and several consultants. See “Risk Factors—We may not be able to retain our key management and scientific personnel.”

Item 1A.	Risk Factors

The timing and amount of royalty revenues from Fanapt will be wholly dependent on the efforts of third parties.

We do not have any role in the marketing, manufacture or commercialization of Fanapt. The timing and amount of royalty revenues we receive from the sale of this product will be wholly dependent upon the ability of Novartis to launch and commercialize this product in the United States and Canada and on the ability of Vanda or others to sell this product in other countries. Similarly, our ability to realize any royalty revenue relating to the depot formulation of the product will depend on the ability of Novartis to successfully complete the development and regulatory approval process and implement the marketing program necessary to commercialize this product. While Novartis has launched commercial sales of Fanapt in the U.S. in January 2010, Novartis may experience unanticipated problems that delay, perhaps materially, product sales and our receipt of revenues in the future.

Our available capital is sufficient to fund our operations only through January 2012.

At December 31, 2010, we had cash and cash equivalents of $3.2 million, which we believe is sufficient, together with the revenues from royalties on the sale of Fanapt and the $20.0 million of debt financing that is expected to fund on or about April 4, 2011, to sustain our planned operations through January 2012. We will meet with the FDA in the summer of 2011 to review all the data available on Probuphine in a pre-NDA meeting and confirm the path to filing an NDA. The FDA could request additional clinical trials, and we cannot be certain that the requisite funds will be available, from royalty revenues or otherwise, to continue the Probuphine program.

Probuphine is in the development stage and may not be successfully developed or commercialized.

Probuphine, which is in Phase 3 clinical development, may require significant further capital expenditures, development, testing, and regulatory clearances prior to commercialization. Even if we are able to obtain the requisite funding to continue this program, the results of preclinical and clinical studies to date are not necessarily indicative of whether a product will demonstrate safety and efficacy in large patient populations to the satisfaction of the regulatory authorities in the U.S. and elsewhere. Of the large number of drugs in development, only a small percentage successfully complete the FDA regulatory approval process and are commercialized.

To date, we have experienced setbacks in some of our other product development efforts. For example, the results of a study evaluating the EKG profile of patients taking iloperidone led to a significant delay in the development of that product, a vaccine product formerly under development failed to meet the study’s primary endpoint, and a study of one of our products in a combination treatment was discontinued as a result of an interim safety analysis. We may continue to experience unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, marketing and competition, and our costs and expenses could exceed current estimates. We cannot predict whether we will successfully develop and commercialize Probuphine or any other product.

We must comply with extensive government regulations.

The research, development, manufacture and marketing of pharmaceutical products are subject to an extensive regulatory approval process by the FDA and other regulatory agencies in the U.S. and other countries. The process of obtaining required regulatory approvals for drugs, including conducting preclinical and clinical testing to determine safety and efficacy, is lengthy, expensive and uncertain. Even after such time and expenditures, we may not obtain necessary regulatory approvals for clinical testing or for the manufacturing or marketing of any products. We have limited experience in obtaining FDA approval. Regulatory approval may entail limitations on the indicated usage of a drug, which may reduce the drug’s market potential. Even if regulatory clearance is obtained, post-market evaluation of the products, if required, could result in restrictions on a product’s marketing or withdrawal of the product from the market, as well as possible civil and criminal sanctions. Our business will be seriously harmed if our regulatory submissions are delayed or we cancel plans to make submissions for proposed products for any of the following reasons:

•	unanticipated preclinical testing or clinical trial reports;

•	failure to reach agreement with the FDA regarding study protocols or endpoints;

•	changes in regulations or the adoption of new regulations;

•	unanticipated enforcement of existing regulations;

•	unexpected technological developments; and

•	developments by our competitors.

We face risks associated with third parties conducting preclinical studies and clinical trials of our products; as well as our dependence on third parties to manufacture any products that we may successfully develop.

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

Our clinical liability insurance coverage may not be sufficient to cover claims that may be made against us in the event that the use or misuse of our product candidates results in personal injury or death. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources or destroy the prospects for commercialization of the product which is the subject of any such claim.

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

We cannot assure you that our patent rights will afford any competitive advantages, and these rights may be challenged or circumvented by third parties. Further, patents may not be issued on any of our pending patent applications in the U.S. or abroad. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before a potential product can be commercialized, any related patent may expire or remain in existence for only a short period following commercialization, reducing or eliminating any advantage of the patent. For example, the two U.S. patents licensed by Titan under the MIT license have already expired, and we must rely on the “method of use” patent application for Probuphine to get patent protection and market exclusivity. If we sue others for infringing our patents, a court may determine that such patents are invalid or unenforceable. Even if the validity of our patent rights is upheld by a court, a court may not prevent the alleged infringement of our patent rights on the grounds that such activity is not covered by our patent claims.

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

As a company with a limited number of personnel, we are highly dependent on the services of our executive management and scientific staff, in particular Sunil Bhonsle and Marc Rubin, our President and Executive Chairman, respectively, and our Senior Vice President Clinical Development and Medical Affairs, all of whom are parties to employment agreements with us. The loss of one or more of such individuals could substantially impair ongoing research and development programs and could hinder our ability to obtain corporate partners. Our success depends in large part upon our ability to attract and retain highly qualified personnel. We compete in our hiring efforts with other pharmaceutical and biotechnology companies, as well as universities and nonprofit research organizations, and we may not be successful in our efforts to attract and retain personnel.

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

Our common stock is deemed to be a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares of common stock.

Additionally, our common stock is subject to the SEC regulations for “penny stock.” Penny stock includes any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

Our net operating losses and research and development tax credits may not be available to reduce future federal and state income tax payments.

At December 31, 2010, we had federal net operating loss and tax credit carryforwards of $226.4 million and $7.0 million, respectively, and state net operating loss and tax credit carryforwards of $138.8 million and $6.5 million, respectively. Current federal and state tax laws include substantial restrictions on the utilization of net operating loss and tax credits in the event of an ownership change. We have not performed a change of ownership analysis since 1999 and, accordingly, some or all of our net operating loss and tax credit carryforwards may not be available to offset future taxable income, if any. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized.

Item 2.	Properties

We have a three-year operating lease, expiring in June 2013, for approximately 9,255 square feet of office space in South San Francisco, California. We have an operating lease, which expires in March 2011, for approximately 3,135 square feet of office space in Fort Lee, New Jersey, which will not be renewed.

Item 3.	Legal Proceedings

There are no ongoing legal proceedings against us.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Price Range of Securities

Following our voluntary delisting and termination of our Exchange Act reporting obligations, our common stock was quoted on the OTC Pink Sheets system maintained by Pink OTC Markets Inc. under the symbol TTNP.PK from December 2008 to June 2010. The Pink Sheets market is extremely limited and any prices quoted may not have been a reliable indication of the value of our common stock. Since resuming our Exchange Act reporting obligations in 2010, our common stock has been quoted on the OTC Bulletin Board under the symbol TTNP.OB.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the Pink OTC Markets Inc. and OTC Bulletin Board, as applicable. The quotations reflect inter-dealer prices without retail markups, markdowns, or commissions and may not represent actual transactions. For current price information, stockholders are urged to consult publicly available sources.

	High	Low
Fiscal 2010
Fourth Quarter	$1.49	$0.99
Third Quarter	$1.20	$0.87
Second Quarter	$1.86	$0.92
First Quarter	$2.49	$1.70

Fiscal 2009
Fourth Quarter	$2.48	$1.33
Third Quarter	$1.75	$0.98
Second Quarter	$1.75	$0.03
First Quarter	$0.04	$0.02

(b) Approximate Number of Equity Security Holders

As of March 21, 2011, there were 134 record holders of our common stock.

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

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) the AMEX Market Index, and (ii) a peer group index consisting of companies reporting under the Standard Industrial Classification Code 2834 (Pharmaceutical Preparations). The graph assumes $100 invested on December 31, 2005 and assumes dividends reinvested. Measurement points are at the last trading day of the fiscal years ended December 31, 2006, 2007, 2008, 2009 and 2010. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARE CUMULATIVE TOTAL RETURN

AMONG TITAN PHARMACEUTICALS, INC., AMEX MARKET INDEX AND

SIC CODE INDEX

Item 6.	Selected Financial Data.

The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with our consolidated financial statements and notes thereto included in the section beginning on page F-1. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$10,093	$79	$73	$24	$32
Operating expenses:
Research and development	12,855	2,456	16,235	12,244	11,620
General and administrative	3,263	3,438	9,756	6,213	4,859
Other income (expense), net	(809)	(71)	484	786	710

Net loss	$(6,834)	$(5,886)	$(25,434)	$(17,647)	$(15,737)
Gain on retirement of preferred stock upon dissolution of subsidiary	1,241	—	—	—	—

Net loss applicable to common stockholders	$(5,593)	$(5,886)	$(25,434)	$(17,647)	$(15,737)

Basic and diluted net loss per common share	$(0.09)	$(0.10)	$(0.44)	$(0.41)	$(0.42)
Shares used in computing:
Basic and diluted net loss per share	59,248	58,473	58,285	42,998	37,902

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$3,180	$3,300	$4,672	$30,016	$13,715
Working capital	(706)	2,069	2,759	26,200	10,825
Total assets	4,752	3,726	5,668	30,844	15,040
Total stockholders’ equity (deficit)	(6,053)	(1,448)	1,793	25,347	10,405

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You can identify forward-looking statements by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described under Item 1A “Risk Factors.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. Please see “Note Regarding Forward-Looking Statements” at the beginning of this Form 10-K.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information appearing elsewhere in this Form 10-K.

Overview

We are a biopharmaceutical company engaged in the development of proprietary therapeutics primarily for the treatment of central nervous system (“CNS”) disorders. We commenced operations in 1992 and completed an initial public offering in January 1996. At the beginning of 2008, we had three late stage product development programs: (i) iloperidone-NDA filed with the FDA by Vanda seeking U.S. marketing approval for treatment of schizophrenia, (ii) Probuphine-controlled Phase 3 study being conducted by Titan to evaluate safety and efficacy for the treatment of opioid addiction, and (iii) Spheramine-controlled Phase 2b study being conducted by Bayer Schering Pharma for the treatment of advanced Parkinson’s disease. In July 2008, we learned that Vanda, the licensee of iloperidone, had received a non-approval letter from the FDA. In July 2008, we announced positive results in the Phase 3 study of Probuphine for the treatment of opioid addiction. In September 2008, we were advised by the licensee of Spheramine that it was ending its development program and terminating its license agreement with us. After further review and analysis of the information on which such licensee’s decision was based, we also decided to discontinue any further activities associated with this product candidate. As a result of these adverse events with respect to two of our three principal product candidates, we were forced to undertake substantial cost cutting measures that included an almost complete reduction in our workforce and a phased suspension of all of our development activities, and focus our efforts on maximizing value for our stockholders either through the sale of assets or the establishment of a corporate partnering arrangement for Probuphine.

In May 2009, the FDA, after reviewing additional material provided by Vanda, reconsidered its decision and granted approval for iloperidone (Fanapt™). Later that month, we announced that we had re-engaged three of our prior executives, including our two current executive officers. In October 2009, Vanda and Novartis announced their agreement regarding the marketing and commercialization of this product. Novartis launched Fanapt in the U.S. during the first quarter of 2010. We recognized royalty revenues of approximately $2.5 million during 2010.

In October 2009, we were awarded a $7.6 million grant from the National Institutes of Health (“NIH”) that covers approximately half of the expenses of the second Phase 3 controlled safety and efficacy study currently in progress. The confirmatory Phase 3 study is being conducted at 20 U.S. sites and completed patient enrollment in September 2010, almost three months ahead of schedule. The study results are expected in late second quarter 2011. Following the availability of results we will review all efficacy and safety data with the FDA during the third quarter 2011 and discuss the FDA requirements and NDA submission plans. We recognized approximately $7.5 million in revenues related to this grant during 2010.

In August 2010, we were awarded a $0.5 million grant by the NIH under the Small Business Innovation Research (SBIR) program to conduct non-clinical studies in a model of Parkinson’s disease using previously approved dopamine agonists and the ProNeura drug delivery technology which has the potential to be used in developing products for the treatment of other chronic conditions where maintaining stable, round the clock blood levels of a drug can benefit the patient and improve medical outcomes. The non-clinical studies are in progress and results are expected by year end 2011. We recognized approximately $42,000 in revenues related to this grant during 2010. We have also licensed certain rights from the University of Iowa to potentially use gallium maltolate for the treatment of chronic bacterial infections.

Critical Accounting Policies and the Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe the following accounting policies for the years ended December 31, 2010 and 2009 to be applicable:

Share-Based Payments

Effective January 1, 2006, we adopted the fair value recognition provisions of ASC 718, Compensation-Stock Compensation (formerly SFAS No. 123(R)), using the modified-prospective transition method. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. We selected the Black-Scholes option pricing model as the most appropriate fair value method for our awards. Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. We estimated the expected term of stock options granted for the years ended December 31, 2010, 2009 and 2008 based on the historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and the expectations of future employee behavior. We estimated the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. We estimate the pre-vesting forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

Clinical Trial Accrual

We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by clinical research organizations, (“CROs”), and clinical sites. These costs are recorded as a component of research and development expenses. Under our agreements, progress payments are typically made to investigators, clinical sites and CROs. We analyze the progress of the clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. The actual clinical trial costs for the Probuphine studies conducted in the past three years have not differed materially from the estimated projection of expenses.

Liquidity and Capital Resources

	2010	2009	2008
	(in thousands)
As of December 31:
Cash, cash equivalents and marketable securities	$3,180	$3,300	$4,672
Working capital	$(706)	$2,069	$2,759
Current ratio	0.9:1	2.3:1	2.0:1

Years Ended December 31:
Cash used in operating activities	$(4,657)	$(5,407)	$(25,337)
Cash provided by (used in) investing activities	$(28)	$2	$4,421
Cash provided by (used in) financing activities	$4,565	$4,033	$(26)

We have funded our operations since inception primarily through sales of our securities, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At December 31, 2010, we had approximately $3.2 million of cash and cash equivalents compared to approximately $3.3 million at December 31, 2009.

Our operating activities used approximately $4.6 million during the year ended December 31, 2010. This consisted primarily of the net loss for the period of approximately $6.8 million. This was offset in part by $1.2 million related to net changes in operating assets and liabilities, $0.1 million related to the non-cash interest expense on warrants related to our outstanding loans, non-cash charges of approximately $0.1 million related to depreciation, and approximately $0.7 million related to stock-based compensation expenses. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses. The license agreements with Sanofi-Aventis and MIT require us to pay royalties on future product sales. In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent-related costs, annual minimum license fees, meeting project-funding milestones and diligent efforts in product development. The aggregate commitments we have under these agreements, including minimum license payments, for the next 12 months is approximately $36,000. See “Item 1. Business—License Agreements.”

Net cash used in investing activities of approximately $28,000 during the year ended December 31, 2010 consisted solely of purchases of furniture and equipment.

Net cash provided by financing activities during the year ended December 31, 2010 was approximately $4.6 million, which consisted primarily of proceeds from a September 2010 amendment to our loan and security agreement with Oxford Capital Financing (“Oxford”) pursuant to which we received an additional thirty-nine month term loan in the principal amount of $5.0 million that bears interest at the rate of 13% per annum. Under this agreement, we will make payments totaling approximately $2.8 million during the next 12 months. We paid Oxford an initial facility fee of $0.1 million and are obligated to make a final payment fee of $0.3 million. The loan is secured by our assets and has a provision for pre-payment. Oxford received five-year warrants to purchase 287,356 shares of our common stock at an exercise price of $0.87 per share. This was offset by payments on long-term debt of approximately $0.6 million during 2010.

On March 15, 2011, we entered into several agreements with entities affiliated with Deerfield Management, a healthcare investment fund (collectively, “Deerfield”), pursuant to which Deerfield agreed to provide $20.0 million in funding to the Company. Funding is expected to take place on or about April 4, 2011 and a portion of the proceeds will be used to repay our outstanding indebtedness to Oxford. Pursuant to the terms of a facility agreement, we will issue Deerfield promissory notes in the aggregate principal amount of $20.0 million. The loan bears interest at 8.5% per annum and the facility is repayable over five years, with 10% of the principal amount due on the first anniversary, 15% due on the second anniversary, and 25% due on each of the next three anniversaries. We will pay Deerfield a facility fee of $0.5 million. The facility is secured by our assets and has a provision for pre-payment. Deerfield has a put right at 110% of the principal amount in the event we complete a major transaction, which includes, but is not limited to, a merger or sale of our company or the sale of Fanapt® or Probuphine™. Under a royalty agreement, we agreed to pay Deerfield 2.5% of the aggregate royalties on net sales of Fanapt®, constituting a portion of the royalty revenue we receive from Novartis. The agreements with Deerfield also provide us with the option to repurchase the royalty rights for $40.0 million. Deerfield received six-year warrants to purchase 6,000,000 shares of common stock at an exercise price of $1.57 per share.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development, clinical trials, and administrative activities. We believe that our working capital at December 31, 2010, together with the revenues from royalties on the sale of Fanapt and the $20.0 million debt financing is sufficient to sustain our planned operations through January 2012.

The following table sets forth the aggregate contractual cash obligations as of December 31, 2010 (in thousands):

	Payments Due by Period
Contractual obligations	Total	< 1 year	1-3 years	3-5 years	5 years+
Operating leases	$580	$238	$342	$—	$—
License agreements	236	36	68	67	65
Debt obligation	9,684	2,772	6,416	496	—

Total contractual cash obligations	$10,500	$3,046	$6,826	$563	$65

For a full discussion of risks and uncertainties regarding our need for additional financing, see “Risk Factors—Our available capital is sufficient to fund our operations only through January 2012.”

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Our net loss for 2010 was approximately $5.6 million, or approximately $0.09 per share, compared to our net loss applicable to common stockholders of approximately $5.9 million, or approximately $0.10 per share, for 2009. Our net loss for 2010 includes a non-cash gain of $1.2 million resulting from the retirement of preferred stock upon dissolution of Ingenex, Inc., our majority-owned subsidiary.

We generated royalty revenues during 2010 of approximately $2.5 million. We had no royalty revenue during 2009. We generated grant revenues during 2010 of approximately $7.6 million. We had no grant revenue during 2009. We generated revenues of $24,000 from licensing agreements in 2010 compared to approximately $79,000 during 2009. Royalty revenues during 2010 consisted of royalties on sales of Fanapt. Grant revenues during 2010 consisted of proceeds from the NIH grants related to our Probuphine and ProNeura related programs.

Research and development expenses for 2010 were approximately $12.9 million compared to approximately $2.5 million in 2009, an increase of approximately $10.4 million, or 416%. The increase in research and development costs was primarily associated with an increase in external research and development expenses related to the initiation and ongoing expenses of the Phase 3 clinical trials related to our Probuphine product. External research and development expenses include direct expenses such as clinical research organization charges, investigator and review board fees, patient expense reimbursements and contract manufacturing expenses. During 2010, our external research and development expenses relating to our Probuphine product development program were approximately $10.1 million compared to approximately $0.7 million for 2009. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials-related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our products or product candidates.

General and administrative expenses for 2010 were approximately $3.3 million, compared to approximately $3.4 million in 2009, a decrease of approximately $0.1 million, or 3%. The decrease in general and administrative expenses was primarily related to decreases in non-cash stock compensation costs of approximately $0.7 million and facilities related costs of $0.5 million. This was offset in part by increases in employee-related costs of approximately $0.2 million, legal fees of approximately $0.5 million, and consulting and professional fees of approximately $0.3 million

Net other expense for 2010 was approximately $0.8 million compared to approximately $71,000 in 2009. Net other expense in 2010, consisted primarily of interest expense of approximately $0.7 million and loan fees of approximately $0.1 million resulting from our loans with Oxford and tax-related expenses of approximately $6,000. Net other expense in 2009, consisted primarily of financing related expenses of approximately $60,000, interest expense of approximately $9,000 and tax-related expenses of approximately $10,000 offset by interest income of approximately $2,000 and net gain of approximately $6,000 resulting from the sale of certain assets.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Our net loss for 2009 was approximately $5.9 million, or approximately $0.10 per share, compared to our net loss of approximately $25.4 million, or approximately $0.44 per share, for 2008.

Revenues in 2009 were approximately $79,000 compared to approximately $73,000 in 2008, an increase of approximately $6,000. Our revenues during 2009 and 2008 were derived from fees received under various licensing agreements.

Research and development expenses for 2009 were approximately $2.5 million compared to approximately $16.2 million in 2008, a decrease of approximately $13.7 million, or 85%. The decrease in research and development costs was primarily associated with the phased suspension of activities associated with clinical trials related to our Probuphine product, resulting in reductions in employee-related costs of approximately $3.8 million, internal research and development expenses of approximately $1.1 million and external research and development expenses of approximately $8.6 million. External research and development expenses include direct expenses such as clinical research organization charges, investigator and review board fees, patient expense reimbursements and contract manufacturing expenses. During 2009, our external research and development expenses relating to our Probuphine product development program were approximately $0.7 million compared to approximately $9.3 million for 2008. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials-related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our products or product candidates.

General and administrative expenses for 2009 were approximately $3.4 million, compared to approximately $9.8 million in 2008, a decrease of approximately $6.4 million, or 65%. The decrease in general and administrative expenses was primarily related to reductions in employee-related costs of approximately $3.9 million, non-cash stock compensation costs of approximately $0.3 million, marketing and product positioning costs of approximately $1.0 million, legal fees of approximately $0.3 million, travel-related expenses of approximately $0.3 million, consulting and professional fees of approximately $0.2 million, Board of Directors fees of approximately $0.2 million, and other general and administrative costs of approximately $0.1 million.

Net other expense for 2009 was approximately $71,000 compared to net other income of approximately $0.5 million in 2008. Net other expense in 2009, consisted primarily of financing-related expenses of approximately $60,000, interest expense of approximately $9,000 and tax-related expenses of approximately $10,000 offset by interest income of approximately $2,000 and a net gain of approximately $6,000 resulting from the sale of certain assets. Net other income during 2008, consisted primarily of interest income on investments of approximately $0.5 million and gains of approximately $0.1 million resulting from the sale of certain investments offset by other expenses of approximately $0.1 million.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and we have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We held no marketable securities at December 31, 2010 and 2009.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010

(c) Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors; Executive Officers and Corporate Governance

Set forth below are the name, age and position and a brief account of the business experience of each of our executive officers and directors:

Name	Age	Office	Director Since
Marc Rubin (1)	56	Executive Chairman of the Board	November 2007
Sunil Bhonsle	61	President and Director	February 2004
Victor J. Bauer (2)(3)	75	Director	November 1997
Eurelio M. Cavalier (1)(3)(4)	78	Director	September 1998
Hubert E. Huckel (1)(2)(3)	79	Director	October 1995
M. David MacFarlane (2)(4)	70	Director	May 2002
Ley S. Smith (1)(2)(4)	76	Director	July 2000

(1)	Member of Executive Committee
(2)	Member of Audit Committee
(3)	Member of Compensation Committee
(4)	Member of Nominating Committee

Marc Rubin, M.D. served as our President and Chief Executive from October 2007 until December 2008 and was re-engaged as our Executive Chairman in May 2009. Until February 2007, Dr. Rubin served as Head of Global Research and Development for Bayer Schering Pharma, as well as a member of the Executive Committee of Bayer Healthcare and the Board of Management of Bayer Schering Pharma. Prior to the merger of Bayer Pharmaceuticals and Schering AG in June 2006, Dr. Rubin was a member of the Executive Board of Schering AG since joining such company in October 2003, as well as Chairman of Schering Berlin Inc. and President of Berlex Pharmaceuticals, a division of Schering AG. From 1990 until August 2003, Dr. Rubin was employed by GlaxoSmithKline where he held positions of responsibility in global clinical and commercial development overseeing programs in the United States, Europe, Asia and Latin America. From 2001 through 2003, he was Senior Vice President of Global Clinical Pharmacology & Discovery Medicine. Dr. Rubin holds an M.D. from Cornell University Medical College. Dr. Rubin currently serves on the board of directors of Medarex, Inc.

Sunil Bhonsle served as our Executive Vice President and Chief Operating Officer from September 1995 until December 2008 and was re-engaged as our President in May 2009. Mr. Bhonsle served in various positions, including Vice President and General Manager—Plasma Supply and Manager—Inventory and Technical Planning, at Bayer Corporation from July 1975 until April 1995. Mr. Bhonsle holds an M.B.A. from the University of California at Berkeley and a B.Tech. in chemical engineering from the Indian Institute of Technology.

Victor J. Bauer, Ph.D. serves as the Executive Vice President of Concordia Pharmaceuticals, Inc., a biopharmaceutical company he co-founded in January 2004. From February 1997 through March 2003, Dr. Bauer was employed by Titan, most recently as our Executive Director of Corporate Development. From April 1996 until its merger into Titan, Dr. Bauer also served as a director and Chairman of Theracell. From December 1992 until February 1997, Dr. Bauer was a self-employed consultant to companies in the pharmaceutical and biotechnology industries. Prior to that time, Dr. Bauer was with Hoechst-Roussel Pharmaceuticals Inc., where he served as President from 1988 through 1992.

Eurelio M. Cavalier was employed in various capacities by Eli Lilly & Co. from 1958 until his retirement in 1994, serving as Vice President Sales from 1976 to 1982 and Group Vice President U.S. Pharmaceutical Business Unit from 1982 to 1993.

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

M. David MacFarlane, Ph.D. served as Vice President and Responsible Head of Regulatory Affairs of Genentech, Inc from 1989 until his retirement in August 1999. Prior to joining Genentech, Inc., he served in various positions with Glaxo Inc., last as Vice President of Regulatory Affairs.

Ley S. Smith served in various positions with The Upjohn Company and Pharmacia & Upjohn from 1958 until his retirement in November 1997. From 1991 to 1993 he served as Vice Chairman of the Board of The Upjohn Company, and from 1993 to 1995 he was President and Chief Operating Officer of The Upjohn Company. At the time of his retirement, Mr. Smith was Executive Vice President of Pharmacia & Upjohn, and President of Pharmacia & Upjohn’s U.S. Pharma Product Center.

As indicated above, each of our directors has extensive management and operational experience in one or more facets of the pharmaceutical industry, including research, product development, clinical and regulatory affairs, manufacturing and sales and marketing, providing our company with the leadership needed by a biotechnology company in all stages of its development.

Directors serve until the next annual meeting or until their successors are elected and qualified. Officers serve at the discretion of the board of directors, subject to rights, if any, under contracts of employment. See “Item 6. Executive Compensation—Employment Agreements.”

Board Leadership Structure

Currently, our principal executive officer and chairman of the board positions are held separately by Sunil Bhonsle and Marc Rubin, respectively.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2010, except for one transaction on Form 4, which was inadvertently reported late by Joachim Friedrich Kapp.

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

Changes in Director Nomination Process for Stockholders

None.

Formation of Audit Committee and Financial Expert

The Audit Committee (which is formed in compliance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934) consists of Ley S. Smith, M. David MacFarlane, Victor J. Bauer and Hubert E. Huckel, each of whom meets the independence requirements and standards currently established by the NYSE Amex (formerly the American Stock Exchange) and the SEC. In addition, the Board of Directors has determined that Mr. Ley Smith is an “audit committee financial expert” and “independent” as defined under the relevant rules of the SEC and the NYSE Amex.

Item 11.	Executive Compensation

Overview

During 2008, 2009 and 2010, our company has undergone significant changes to its operations and organizational structure. In early 2008, we had three promising late stage product development programs, iloperidone, Probuphine and Spheramine. We had recently added to the executive management team with the addition of Marc Rubin as Chief Executive Officer in October, 2007 and our previous Chief Executive Officer, Louis Bucalo, assumed the role of Executive Chairman. Later, in April 2008, we entered into an agreement with Dr. Bucalo pursuant to which he retired and resigned as an officer and member of our board of directors.

In July 2008, we experienced adverse events in connection with our iloperidone (Fanapt) and Spheramine development programs that negatively impacted our financial position and the market price of our common stock. Consequently, upon the recommendation of our Compensation Committee, in October 2008 we implemented an employee retention program in order to bolster our ability to pursue our objective of completing an appropriate transaction for the advancement of the Probuphine development program. The retention program consisted of two components—the issuance of restricted shares in lieu of the annual option grants that would otherwise be made in January 2009 and modifications to existing severance provisions. On October 21, 2008, an aggregate of 1,430,000 restricted shares were granted with varying vesting schedules to our employees, of which a total of 900,000 were granted to Marc Rubin, Sunil Bhonsle and Robert Farrell, our three executive officers at that time. As part of the retention program, we made a determination to increase the severance period (which ranged from 1 to 12 months) by 100% for substantially all of our employees in the event that within one year following a change in control the employee’s employment were terminated (including constructive termination) other than for cause.

Following a further decline in the market value of the Company and to conserve capital, in December 2008 we effected an approximately 90% reduction in our workforce in order to reduce operations to the minimal level necessary to enable us to continue our efforts to realize the potential value of our assets, particularly the Probuphine program. As part of the reduction plan, Dr. Rubin and Mr. Bhonsle entered into separation agreements pursuant to which they ended their employment relationships with us but agreed to assist us during the next six months, as needed, in connection with the aforementioned efforts. Robert Farrell, Chief Financial Officer, assumed the role of President pursuant to the terms of a retention agreement. Accordingly, by year end 2008, we had three employees, including Mr. Farrell who served as our sole executive officer. In April 2009, we terminated Mr. Farrell’s employment and Mr. Bhonsle, a board member, stepped in as our interim President. As a result of the foregoing, all but 5,000 of the restricted shares issued as part of the October 2008 retention program were cancelled.

In May 2009, the FDA’s approval of Fanapt substantially increased our opportunities and our board recommended the rehiring of certain of our former officers, including Dr. Rubin, who agreed to serve as our Executive Chairman, and Sunil Bhonsle, who assumed the role of President. Their compensation packages were structured by our Compensation Committee with minimal or no base salary, payment of which was also deferred to help maximize our limited cash resources, and to return the executives to an equity position comparable to that which existed prior to their termination five months earlier.

During 2010, Dr. Rubin and Mr. Bhonlse continued as our Executive Chairman and President, respectively, with compensation packages structured to reflect our current level of operations and resources.

This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers who served as named executive officers during the year ended December 31, 2010. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year; however, in light of the material changes in our operations and management team described above and elsewhere in this Form 10-K, we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation disclosure.

Compensation Program Objectives and Philosophy

Our Compensation Committee currently oversees the design and administration of our executive compensation program. It reviews and approves all elements of compensation for each of our named executive officers taking into consideration recommendations from our principal executive officer (for compensation other than his own), as well as competitive market guidance from the Radford Biotechnology Surveys and, when applicable, other independent third-party compensation consultants. We define our competitive markets for executive talent to be the pharmaceutical and biotechnology industries in northern California and New Jersey. To date, we have utilized the Radford Biotechnology Surveys, a third party market specific compensation survey, and, when applicable, other independent third-party compensation consultants to benchmark our executive compensation.

The principal elements of our executive compensation program have historically been base salary, annual cash incentives, long-term equity incentives in the form of stock options, other benefits and perquisites, post-termination severance and acceleration of stock option vesting for certain named executive officers upon termination and/or a change in control. Our other benefits and perquisites have consisted of life, health and disability insurance benefits, and a qualified 401(k) savings plan. Our philosophy has been to position the aggregate of these elements at a level that is competitive within the industry and commensurate with our size and performance. During 2010, our compensation philosophy has evolved to accommodate our changing circumstances, operational needs and limited financial resources during this period.

During 2009, our operations were initially focused on winding down the company while maximizing the value that could be returned to the shareholders. Subsequently, following the approval of Fanapt by the FDA in May 2009, we focused on efforts to realize maximum shareholder value from both Fanapt and Probuphine, while limiting expenses to stay within the available cash resources. Accordingly, our Compensation Committee implemented a compensation plan which substantially limited the base salary while providing additional potential earnings through stock option awards.

During 2010, our operations continued to focus on efforts to realize maximum shareholder value from both Fanapt and resumed activities associated with our Probuphine development program. Accordingly, our Compensation Committee implemented a compensation plan which provides base salary and potential earnings through stock option and restricted stock awards.

Base Salaries

During 2010, the base salary of our named executives continued to be reflective of the availability of resources and level of continuing operations. Dr. Rubin continued to receive no cash salary during 2010. As a result of an amendment to his employment agreement, effective March 1, 2010, Mr. Bhonsle’s base annual salary was set at $300,000, essentially his 2008 level. As a result of subsequent amendments to these agreements, effective January 1, 2011, Dr. Rubin began receiving an annual salary of $210,000 and Mr. Bhonsle continues to receive an annual salary of $300,000 through December 31, 2011, at which time we expect to have new compensation arrangements in place. In the event new compensation arrangements with Dr. Rubin and Mr. Bhonsle have not been determined prior to December 31, 2011, Dr. Rubin and Mr. Bhonsle will either (i) make a determination to continue their employment at their then existing respective compensation levels or (ii) terminate their employment arrangements with the Company. See “Employment Agreements” below.

During 2009, the base salary of the named executives was reflective of the limited availability of funds and the reduced level of operations. Accordingly, Mr. Farrell, President and CFO from January to April 2009 accepted an approximately 25% reduction in base salary from the prior years base salary. Dr. Rubin and Mr. Bhonsle, whose employment was terminated in December 2008, received lump sum severance payments of approximately $384,000 and $277,000, respectively, in January 2009 and continued to provide services in support of winding down the operations. Dr. Rubin and Mr. Bhonsle have indicated that such services were undertaken in their roles as directors of Titan and that we did not owe them any consulting fees for work performed prior to their re-employment in May 2009, except for the time during which Mr. Bhonsle assumed the role of Acting President during the months of April and May 2009 for which he was paid approximately $12,400. Following the approval of Fanapt by the FDA, both Dr. Rubin and Mr. Bhonsle executed employment agreements pursuant to which, through February 28, 2010, Dr. Rubin was engaged as Executive Chairman with no base salary and Mr. Bhonsle was confirmed as our President with a base salary of $ 200,000 per year, an approximately 33% reduction from the prior year, payment of which was deferred until February 2010.

As we continue to evaluate the strategic alternatives for us going forward and our related human resource requirements, our Compensation Committee will continue to review appropriate base salaries for our executive officers. In making its determination, the Compensation Committee will consider the time commitment necessary and the roles our executives will play in implementing our plans. It is not anticipated that base salaries for the balance of 2011, assuming full time employment for each of them, will be increased materially beyond their current levels.

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

Historically, for our named executive officers, our stock option grants were of a size and term determined and approved by the Compensation Committee in consideration of the range of grants in the Radford Survey, generally falling within the 50-75% range outlined in the survey. We have traditionally used stock options as our form of equity compensation because stock options provide a relatively straightforward incentive for our executives, result in less immediate dilution of existing shareholders’ interests and, prior to our adoption of FAS 123(R), resulted in less compensation expense for us relative to other types of equity awards. Generally, all grants of stock options to our employees were granted with exercise prices equal to or greater than the fair market value of our common stock on the respective grant dates. For a discussion of the determination of the fair market value of these grants, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and the Use of Estimates.”

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

The vesting of certain of our named executive officers’ stock options is accelerated pursuant to the terms of their employment agreements in certain change in control or other material events. These terms are more fully described in “—Employment Agreements” and “—Potential Payments upon Termination or Change in Control.”

Upon termination of employment of Dr. Rubin and Mr. Bhonsle in December 2008, all prior stock option grants ceased further vesting and the vested stock options continued to be available for exercise while they remained members of the board of directors. Prior stock option grants awarded to Mr. Farrell, who continued as the President and Chief Financial Officer until April 2009, continued to vest during the term of his employment and the vested stock options subsequently expired unexercised 90 days following termination of his employment.

At the time of re-engagement of Dr. Rubin as Executive Chairman in May 2009, he was awarded a stock option grant of 1,000,000 shares with immediate vesting of 25% of the grant and the remainder to vest monthly over four years. This was the only compensation provided to Dr. Rubin during 2009. During 2010, Dr. Rubin was awarded 36,000 and 82,800 shares of restricted stock in May and July 2010, respectively. These awards vested over four and six month periods with all restricted shares fully vested by December 31, 2010. Similarly, upon the confirmation of Mr. Bhonsle as the President, he was awarded a stock option grant to purchase 700,000 shares of common stock with immediate vesting of 25% and the remainder to vest monthly over four years.

Compensation Committee Interlocks and Insider Participation

Members of our Compensation Committee of the board of directors were Dr. Joachim Friedrich Kapp (until his resignation in October 2010), Mr. Eurelio M. Cavalier, Dr. Hubert E. Huckel and Victor J. Bauer. No member of our Compensation Committee was, or has been, an officer or employee of Titan or any of our subsidiaries, except for Victor J. Bauer, who was employed by Titan from February 1997 through March 2003 as our Executive Director of Corporate Development and from April 1996 until its merger into Titan, Dr. Bauer also served as a Director and Chairman of Theracell.

No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of the Company or another entity.

SUMMARY COMPENSATION TABLE

The following table shows information concerning the annual compensation for services provided to us by our Chief Executive Officer, our Chief Financial Officer and our other executive officers for the periods set forth.

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Options(2) ($)	Awards(2) ($)	All Other Compensation ($)	Total Compensation ($)
Marc Rubin, M.D.(3)(4)(5)(6) Executive Chairman	2010	$—	$—	$—	$152,982	$—	$152,982
	2009	384,326	—	832,794	—	—	1,217,120
	2008	430,639	—	36,715	—	36,767	504,121

Louis R. Bucalo, M.D.(7) Former Executive Chairman	2010	70,312	—	—	—	—	70,312
	2009	328,125	—	—	—	—	328,125
	2008	375,169	—	143,070	—	2,000	520,239

Sunil Bhonsle(8) President	2010	277,473	—	—	—	—	277,473
	2009 2008	402,487 340,550	— —	604,989 127,805	— —	12,400 —	1,019,876 468,335

Robert E. Farrell, J.D.(9) Former Executive Vice President and Chief Financial Officer	2010 2009 2008	— 216,862 402,099	— — —	— — 76,329	— — —	— — —	— 216,862 478,428

(1)	The positions listed are the most recent held by such individuals.
(2)	Amounts shown represent the grant date fair value computed in accordance with FASB ASC 718. The assumptions used by us with respect to the valuation of option grants and stock awards are set forth in “Titan Pharmaceuticals, Inc. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 12—Stock Plans.”
(3)	Dr. Rubin did not receive a salary during 2010.
(4)	Dr. Rubin was awarded 36,000 and 82,800 shares of restricted stock on March 1, 2010 and July 1, 2010, respectively, instead of a cash salary. These shares were fully vested as of December 31, 2010.
(5)	Dr. Rubin’s employment was terminated on December 15, 2008. His 2008 salary includes $26,374 in compensation related to accrued vacation and his 2009 salary includes a one time severance payment of $384,326 made in January 2009.
(6)	Dr. Rubin’s 2008 other compensation consists of housing and transportation costs of $36,767.
(7)	Dr. Bucalo’s employment was terminated in April 2008 and he will receive salary continuation payments until April 2010. During 2010, 2009 and 2008, Dr. Bucalo received salary continuation payments of $70,312 and $328,125 and $250,018, respectively, and reimbursement of legal expenses of $2,000 in 2008. Dr. Bucalo’s outstanding options continued to vest under the terms of his severance agreement through April 2010. Dr. Bucalo’s outstanding options were not exercised and were subsequently cancelled in 2010.
(8)	Mr. Bhonsle’s employment was terminated on December 15, 2008. His 2008 salary includes $46,319 related to accrued vacation and his 2009 salary includes a one time severance payment of $277,487 made in January 2009 and $125,000 related to compensation deferred to 2010.
(9)	Mr. Farrell’s employment was terminated in April 2009. His 2008 salary includes $40,768 related to accrued vacation and $100,000 of severance related to his December 2008 retention agreement. Mr. Farrell’s 2009 salary includes a payment of $161,824 related to the remaining balance of his severance.

For a description of the material terms of employment agreements with our current and former named executive officers, see “—Employment Agreements.”

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Approval Date(1)	Number of Shares of Common Stock Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards($)(2)
Marc Rubin, M.D.	3/1/2010	3/1/2010	36,000	(3)	$0.00	$70,920
	7/1/2010	7/1/2010	82,800	(4)	0.00	81,972

(1)	All grants were approved by the Compensation Committee on the dates indicated to be granted on the indicated grant date.
(2)	Valuation assumptions are found under “Titan Pharmaceuticals, Inc. Consolidated Financial Statements —Notes to Consolidated Financial Statements—Note 12—Stock Plans.”
(3)	These restricted stock awards vested in 4 equal monthly installments beginning on the grant date.
(4)	These restricted stock awards vested in 6 equal monthly installments beginning on the grant date.

Employee Benefits Plans

The principal purpose of our stock incentive plans is to attract, motivate, reward and retain selected employees, consultants and directors through the granting of stock-based compensation awards. The stock option plans provides for a variety of awards, including non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Code), stock appreciation rights, restricted stock awards, performance-based awards and other stock-based awards.

2002 Stock Incentive Plan

In July 2002, we adopted the 2002 Stock Incentive Plan, or the 2002 Plan. The 2002 Plan assumed the options which remain available for grant under our option plans previously approved by stockholders. Under the 2002 Plan and predecessor plans, a total of approximately 7.4 million shares of our common stock were authorized for issuance to employees, officers, directors, consultants, and advisers. Options granted under the 2002 Plan and predecessor plans may either be incentive stock options within the meaning of Section 422 of the Internal Revenue Code and/or options that do not qualify as incentive stock options; however, only employees are eligible to receive incentive stock options. Options granted under the option plans generally expire no later than ten years from the date of grant, except when the grantee is a 10% shareholder, in which case the maximum term is five years from the date of grant. Options generally vest at the rate of one fourth after one year from the date of grant and the remainder ratably over the subsequent three years, although options with different vesting terms are granted from time-to-time. Generally, the exercise price of any options granted under the 2002 Plan must be at least 100% of the fair market value of our common stock on the date of grant, except when the grantee is a 10% shareholder, in which case the exercise price shall be at least 110% of the fair market value of our common stock on the date of grant.

In August 2005, we adopted an amendment to the 2002 Plan to (i) permit the issuance of shares of restricted stock and stock appreciation rights to participants under the 2002 Plan, and (ii) increase the number of shares issuable pursuant to grants under the 2002 Plan from 2,000,000 to 3,000,000.

2001 Stock Option Plan

In August 2001, we adopted the 2001 Employee Non-Qualified Stock Option Plan, or the 2001 NQ Plan, pursuant to which 1,750,000 shares of common stock were authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan. Options granted under the option plans generally expire no later than ten years from the date of grant. Option vesting schedule and exercise price are determined at time of grant by the board of directors. Generally, the exercise prices of options granted under the 2001 NQ Plan were 100% of the fair market value of our common stock on the date of grant.

General

Set forth below is information regarding the 2002 Plan and the 2001 NQ Plan, which we refer to herein collectively as the Stock Option Plans.

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

A total of approximately 9.1 million shares of our common stock are available for issuance or delivery under our existing Stock Option Plans. The number of shares of our common stock issued or reserved pursuant to the Stock Option Plans will be adjusted at the discretion of our Board or the Compensation Committee as a result of stock splits, stock dividends and similar changes in our common stock. In addition, shares subject to grant under our prior option plans (including shares under such plans that expire unexercised or are forfeited, terminated, canceled or withheld for income tax withholding) shall be merged and available for issuance under the 2002 Stock Option Plan, without reducing the aggregate number of shares available for issuance reflected above.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following tables summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2010.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Marc Rubin, M.D.	437,500	—		$2.40	10/01/2017
	2,500	—		1.52	1/2/2018
	5,000	—		1.52	5/30/2018
	243,437	371,563	(1)	0.79	5/17/2019
	100,000	—		0.79	5/17/2019
	5,000	—		0.79	5/17/2019
	10,000	—		0.79	5/17/2019
	203,437	81,563	(1)	0.79	5/17/2019
Sunil Bhonsle	42,000	—		22.98	1/8/2011
	31,500	—		11.63	8/9/2011
	90,000	—		8.77	1/16/2012
	50,000	—		1.50	3/1/2013
	60,000	—		3.69	2/9/2014
	70,000	—		2.62	2/7/2015
	80,137	—		1.40	1/3/2016
	11,250	—		2.35	8/29/2016
	76,666	—		3.13	1/3/2017
	5,000	—		1.52	5/30/2018
	122,708	187,292	(2)	0.79	5/17/2019
	100,000	—		0.79	5/17/2019
	10,000	—		0.79	5/17/2019
	260,104	129,896	(2)	0.79	5/17/2019

(1)	These options vest in 48 equal monthly installments beginning on May 17, 2009.
(2)	These options vest in 48 equal monthly installments beginning on May 17, 2009, with the vesting of 100,000 shares contingent upon the sale or partnering of the Probuphine program.

No options were exercised by our named executive officers during 2010.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans. The Compensation Committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Code, may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in our best interests. We sponsor a tax qualified defined contribution 401(k) plan in which Dr. Rubin, Dr. Bucalo, Mr. Bhonsle, and Mr. Farrell participated.

Employment Agreements

Marc Rubin

In October 2007, we entered into an employment agreement with Marc Rubin (the “First Rubin Agreement”) in connection with his joining our company as President and Chief Executive Officer. The First Rubin Agreement provided for an annual salary of $415,000 and an annual discretionary bonus of 0-50% based on the achievement of individual and company performance goals to be established by Dr. Rubin in consultation with senior management and approved by our board of directors. Upon joining Titan, Dr. Rubin received options to acquire 1,500,000 shares of our common stock that were to vest monthly over a four-year period, subject to a requirement of at least 12 months of employment for the vesting of any options. The First Rubin Agreement provided for the termination of employment by either party at any time for any reason by giving written notice to the other party. In the event his employment was terminated by us without Cause or by Dr. Rubin for Good Reason, or in the event of his death or Disability (as such terms are defined in such agreement), Dr. Rubin would be entitled to 12 months’ severance. The First Rubin Agreement contained customary non-competition and non-solicitation provisions. Dr. Rubin’s compensation package was determined based on a review of CEO compensation information provided in the Radford Biotechnology Survey. In addition, we engaged Compensation Resources, a consulting firm, to provide information on current CEO compensation packages for similar companies. In connection with its review of Dr. Rubin’s proposed compensation package, our Compensation Committee retained ExeQuity LLP, a consulting firm specializing in executive compensation, which concurred that the proposed compensation was appropriate and within the mid-range for similarly situated executives.

In December 2008, we entered into a separation agreement with Dr. Rubin (the “Rubin Severance Agreement”) pursuant to which we paid Dr. Rubin a one time severance payment of $384,326, representing the net present value of his base salary for 12 months less an amount he forfeited to enable us to make severance payments to certain other employees. The Rubin Severance Agreement stated that the exercise period of all vested options held by Dr. Rubin would terminate 90 days after he ceases to be a member of our board. Under the Rubin Severance Agreement, Dr. Rubin agreed to provide transition services to us through June 15, 2009 at an hourly rate of $205 to be paid at such time as we receive proceeds from the sale of the company or our assets or royalties from Fanapt™. Services provided by Dr. Rubin during this interim period were conducted within the scope of his responsibilities as a member of our board of directors and, accordingly, no payments are owed to him for transition services.

In May 2009, in connection with our re-engagement of our executive officers following the FDA’s approval of Fanapt™, we entered into a new employment agreement with Dr. Rubin to serve as our Executive Chairman (the “Third Rubin Agreement”). Pursuant to the Third Rubin Agreement, as such agreement was amended effective March 1, 2010, June 15, 2010 and December 27, 2010, he received no cash salary through December 2010. In May 2009, we granted Dr. Rubin options to purchase 1,000,000 shares of our common stock that vest as follows: 25% immediately and the balance monthly over a four-year period. Notwithstanding the foregoing, all unvested options held by Dr. Rubin automatically will become vested and exercisable immediately prior to the occurrence of a change of control. One half of the options will accelerate in the event we sell or transfer all or substantially all of our rights in iloperidone. In addition, in the event that we declare a dividend or similar distribution following such sale or transfer, we have agreed to retain for Dr. Rubin’s benefit an amount equal to the dividend amount for distribution to him only upon the actual vesting and exercise by him of the unvested options. In consideration for entering into the March 1, 2010 amendment agreement, we issued Dr. Rubin 36,000 restricted shares that vested in four monthly installments through June 30, 2010. In consideration for entering into the June 15, 2010 amendment agreement, we issued Dr. Rubin 82,800 restricted shares that vested in six monthly installments through December 31, 2010. In consideration for entering into the December 27, 2010 amendment agreement, we agreed to pay Dr. Rubin an annual salary of $210,000 for the period of January 1, 2011 through December 31, 2011. The Third Rubin Agreement contains non-competition provisions applicable during the term of employment.

Sunil Bhonsle

In December 2007, we amended our employment agreement with Sunil Bhonsle in order to maintain parity with the agreements with Drs. Rubin and Bucalo described herein (the “First Bhonsle Agreement”). The First Bhonsle Agreement, which was originally entered into in August 1995, provided for a base salary and eligibility to receive an annual performance bonus up to a specified percentage of base salary. The actual amount of the annual bonus was discretionary and determined based upon the executive’s performance, our performance and certain performance targets approved by our Compensation Committee. The First Bhonsle Agreement provided that Mr. Bhonsle would be entitled to 12 months’ severance in the event that his employment was terminated by us without Cause or by him for Good Reason (as such terms are defined in such agreement or six months in the event of their death or disability and provided for the continued vesting of the employee’s stock options during the severance period in the event of termination without Cause or for Good Reason. The First Bhonsle Agreement contained customary non-competition and non-solicitation provisions.

In December 2008, we entered into a separation agreement with Mr. Bhonsle (the “Bhonsle Severance Agreement”) pursuant to which we paid Mr. Bhonsle a one time severance payment of $277,487, representing the net present value of his base salary for 12 months less an amount he forfeited to enable us to make severance payments to certain other employees. The Bhonsle Severance Agreement stated that the exercise period of all vested options held by Mr. Bhonsle would terminate on March 15, 2009 and on such date all of his vested options terminated unexercised. Mr. Bhonsle agreed to provide transition services to us through June 15, 2009 at an hourly rate of $150 to be paid at such time as we receive proceeds from the sale of the company or our assets or royalties from Fanapt™. In April 2009, upon our termination of Mr. Farrell, Mr. Bhonsle stepped in to act as our sole executive officer. Services provided by Mr. Bhonsle from January until April 2009 were conducted within the scope of his responsibilities as a member of our board of directors and, accordingly, no payments were owed to him for such transition services. We paid Mr. Bhonsle approximately $12,400 in April 2009.

In May 2009, in connection with our re-engagement of our executive officers following the FDA’s approval of Fanapt™, we entered into a new employment agreement with Mr. Bhonsle to serve as our President (the “Third Bhonsle Agreement”). The Third Bhonsle Agreement provided that until February 28, 2010, he was entitled to a cash salary of $200,000 per annum, payment of which was deferred until we began receiving royalty payments from Fanapt. Mr. Bhonsle was granted options to purchase 700,000, shares of our common stock that vest as follows: 25% immediately and the balance monthly over a four-year period; provided, however, that the vesting of 100,000 shares is also contingent upon the sale or partnering of the Probuphine program. Notwithstanding the foregoing, all unvested options held by Mr. Bhonsle automatically will become vested and exercisable immediately prior to the occurrence of a change of control. Effective March 1, 2010, we amended the Third Bhonsle Agreement to provide that from the effective date through June 30, 2010, he was entitled to a salary of $300,000 per annum. The amendment also provides that one half of the options will accelerate in the event we sell or transfer all or substantially all of our rights in iloperidone. In addition, in the event that we declare a dividend or similar distribution following such sale or transfer, we have agreed to retain for Mr. Bhonsle’s benefit an amount equal to the dividend amount for distribution to him only upon the actual vesting and exercise by him of the unvested options. Effective July 1, 2010, as further amended effective December 27, 2010, we amended the Third Bhonsle to Agreement to provide that Mr. Bhonsle would continue to be entitled to a salary of $300,000 per annum through December 31, 2011. The Third Bhonsle Agreement contains non-competition provisions applicable during the term of employment.

Robert Farrell

In December 2007, we amended our employment agreement with Robert Farrell in order to maintain parity with the agreements with Drs. Rubin and Bucalo described herein (the “First Farrell Agreement”). The First Farrell Agreement, which was originally entered into in 1996, provided for a base salary and eligibility to receive an annual performance bonus up to a specified percentage of base salary. The actual amount of the annual bonus was discretionary and determined based upon the executive’s performance, our performance and certain performance targets approved by our Compensation Committee. The First Farrell Agreement provided that

Mr. Farrell would be entitled to 12 months’ severance in the event that his employment was terminated by us without Cause or by him for Good Reason (as such terms are defined in such agreement or six months in the event of their death or disability and provided for the continued vesting of the employee’s stock options during the severance period in the event of termination without Cause or for Good Reason. The First Farrell Agreement contained customary non-competition and non-solicitation provisions.

In December 2008, we entered into a one-year retention agreement with Mr. Farrell pursuant to which he assumed the role of President in addition to his role as Chief Financial Officer (the “Retention Agreement”). Under the Retention Agreement, we paid Mr. Farrell, in lieu of the 12 months’ cash severance provided for in the First Farrell Agreement, a lump sum equal to $261,824, the net present value of his base salary for a period of 12 months, less required deductions required by law. The Retention Agreement provided for a monthly salary of $16,562.50 during the first six months and $8,281.25 thereafter. In April 2009, we terminated Mr. Farrell’s employment. No further payments were made to him and all of his options subsequently expired unexercised.

Louis R. Bucalo

In October 2007, in connection with the restructuring of management, we entered into an agreement with Louis Bucalo pursuant to which he would continue to serve as Executive Chairman for an annual salary of $375,000 during the first two years of the agreement and $187,500 thereafter. Under the agreement, Dr. Bucalo’s employment could be terminated by either party at any time for any reason by giving written notice to the other party. In the event of termination by the Company without Cause or by Dr. Bucalo for Good Reason, or in the event of his death or Disability (as such terms are defined in the agreement), Dr. Bucalo was entitled to 24 months’ severance, the 150,000 options he was granted in January 2008 would vest in full immediately, and all of his other options would continue to vest in accordance with their respective vesting schedules during such 24-month period.

In April 2008, we entered into an agreement with Dr. Bucalo pursuant to which he retired and resigned as Executive Chairman and a member of our board of directors. Under the terms of the agreement, we agreed to pay Dr. Bucalo his base monthly salary at the rates provided for in his employment agreement through May 14, 2010 (the “Compensation Period”) and the 150,000 options granted to Dr. Bucalo in January 2008 vested in full immediately. All other options held by Dr. Bucalo continued to vest in accordance with their terms and remained exercisable during the Compensation Period. The agreement terminated on May 14, 2010 and all of Dr. Bucalo’s outstanding options were cancelled.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

As set forth above under “Employment Agreements,” as of December 31, 2008, we had terminated our employment arrangements with Drs. Bucalo and Rubin and Mr. Bhonsle and undertaken to make the lump sum or monthly severance payments agreed upon. At such date, we had also restructured our employment arrangement with Mr. Farrell and paid him a lump sum retention bonus in consideration of his agreement to terminate the severance provisions of his agreement. During 2009, we terminated Mr. Farrell’s employment agreement and rehired Dr. Rubin and Mr. Bhonsle.

Pursuant to the Third Rubin Agreement and the Third Bhonsle Agreement, assuming a change of control had taken place as of December 31, 2010, Dr. Rubin and Mr. Bhonsle would have been entitled to accelerated vesting of their outstanding stock options described in the table below:

	Value of Equity Awards: Termination Without Cause or For Good Reason(1)	Value of Equity Awards: In Connection With a Change in Control(1)
Marc Rubin, M.D.	None	Fully Vested. 453,126 options with value of $190,313
Sunil Bhonsle.	None	Fully Vested. 317,188 options with value of $133,219

(1)	Value is based on the aggregate difference between the respective exercise prices and the closing sale price of our common stock on December 31, 2010, which was $1.21 per share.

DIRECTOR COMPENSATION

Summary of Director Compensation

Non-employee directors are entitled to receive a fee for each meeting attended and all directors are entitled to receive stock options pursuant to our stockholder-approved stock option plans, including an initial grant of 10,000 options upon becoming a director, an annual grant of 10,000 options thereafter, and an annual grant of 5,000 options for each committee on which they serve. Directors are not precluded from serving us in any other capacity and receiving compensation therefor. Non-employee directors have also historically received an annual retainer fee of $15,000 in addition to the fee received for each meeting attended. In May 2009, in recognition of the large number (almost weekly) of telephonic and in-person meetings attended by the members of the board to help manage the company between January and May 2009, each member of the board was awarded a stock option grant to purchase 100,000 shares of common stock with immediate vesting. In July, 2009, each non-employee director was awarded 2,500 shares of restricted stock in lieu of fees earned. Non-employee directors receive $500 for each telephonic board meeting attended.

The following table summarizes compensation that our directors earned during 2010 for services as members of our board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Victor J. Bauer, Ph.D.	$17,500	$—	$—	$—	$—	$—	$17,500
Eurelio M. Cavalier	18,000	—	—	—	—	—	18,000
Hubert E. Huckel, M.D.	12,000	—	—	—	—	—	12,000
Joachim Friedrich Kapp, M.D., Ph.D.	14,500	—	—	—	—	—	14,500
M. David MacFarlane, Ph.D.	18,000	—	—	—	—	—	18,000
Ley S. Smith	15,500	—	—	—	—	—	15,500

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 28, 2011, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)		Percent of Shares Beneficially Owned
Marc Rubin, M.D.	1,561,174	(3)	2.6%
Victor J. Bauer, Ph.D.	309,894	(4)	*
Sunil Bhonsle	1,302,371	(5)	2.2%
Eurelio M. Cavalier	407,500	(6)	*
Hubert E. Huckel, M.D.	431,689	(7)	*
M. David MacFarlane, Ph.D.	262,500	(8)	*
Ley S. Smith	325,000	(9)	*
First Eagle Investment Management, LLC	7,860,369	(10)	12.9%
All executive officers and directors as a group (8) persons	4,602,128		7.4%

*	Less than one percent.
(1)	Unless otherwise indicated, the address of such individual is c/o Titan Pharmaceuticals, Inc., 400 Oyster Point Boulevard, Suite 505, South San Francisco, California 94080.
(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of a person, shares of our common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of February 28, 2010 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.
(3)	Includes 1,069,374 shares issuable upon exercise of outstanding options.
(4)	Includes 298,750 shares issuable upon exercise of outstanding options.
(5)	Includes (i) 1,011,114 shares issuable upon exercise of outstanding options and (ii) 225,757 shares held in a family trust for which he serves as trustee.
(6)	Includes 225,000 shares issuable upon exercise of outstanding options.
(7)	Includes (i) 242,500 shares issuable upon exercise of outstanding options and (ii) 789 shares held by his wife.
(8)	Includes 140,000 shares issuable upon exercise of outstanding options.
(9)	Includes 212,500 shares issuable upon exercise of outstanding options.
(10)	Derived from a Schedule 13G filed by First Eagle Investment Management, LLC on February 11, 2011. Includes warrants to purchase 1,562,500 shares of common stock. The holder’s address is 1345 Avenue of the Americas, New York, New York 10105.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrant and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders	3,168,204	$7.33	2,581,743
Equity compensation plans not approved by security holders(1)(2)(3)(4)	1,946,750	$1.40	673,716

Total	5,114,954	$5.92	3,255,459

(1)	In August 2002, we amended our 2001 Employee Non-Qualified Stock Option Plan. Pursuant to this amendment, a total of 1,750,000 shares of common stock were reserved and authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan.
(2)	In November 1999 and in connection with the redemption of warrants, we granted 813,000 non-qualified stock options outside of our stock option plans to our executive officers, at an exercise price of $12.69, vesting equally over 36 months from the date of grant.
(3)	In October 2007, we granted 1,500,000 non-qualified stock options outside of our stock option plans to our Chief Executive Officer, at an exercise price of $2.40, vesting equally over 48 months from the date of grant. At December 31, 2010, 437,500 of these non-qualified stock options remained outstanding.
(4)	In May 2009, we granted 615,000 and 310,000 non-qualified stock options outside of our stock option plans to our Executive Chairman and President, respectively, at an exercise price of $0.79, vesting equally over 48 months from the date of grant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following members of our board of directors, representing a majority of our board, meet the independence requirements and standards currently established by the NYSE Amex: Victor J. Bauer, Eurelio M. Cavalier, Hubert E. Huckel, M. David MacFarlane and Ley S. Smith.

Certain Relationships and Related Transactions. None.

Director Independence. The following members of our Board of Directors meet the independence requirements and standards currently established by the NYSE Amex: Victor J. Bauer, Eurelio M. Cavalier, Hubert E. Huckel, M. David MacFarlane, and Ley S. Smith.

Compensation Committee. The Compensation Committee makes recommendations to the Board of Directors concerning salaries and incentive compensation for our officers, including our Chief Executive Officer, and employees and administers our stock option plans. The Compensation Committee consists of Eurelio M. Cavalier, Hubert E. Huckel and Victor J. Bauer, each of whom meets the independence requirements and standards currently established by the NYSE Amex.

Nominating Committee. The purpose of the Nominating Committee is to assist the Board of Directors in identifying qualified individuals to become board members, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. The Nominating Committee consists of Eurelio M. Cavalier, M. David MacFarlane and Ley S. Smith, each of whom meets the independence requirements and standards currently established by the NYSE Amex.

Audit Committee. The Audit Committee (which is formed in compliance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934) consists of Ley S. Smith, M. David MacFarlane, Victor J. Bauer and Hubert E. Huckel, each of whom meets the independence requirements and standards currently established by the NYSE Amex and the SEC. In addition, the Board of Directors has determined that Mr. Ley S. Smith is an “audit committee financial expert” and “independent” as defined under the relevant rules of the SEC and the NYSE Amex. The Audit Committee assists the Board by overseeing the performance of the independent auditors and the quality and integrity of Titan’s internal accounting, auditing and financial reporting practices. The Audit Committee is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees.

Item 14.	Principal Accounting Fees and Services.

Aggregate fees billed by Odenberg, Ullakko, Muranishi & Co. LLP, an independent registered public accounting firm, during the fiscal years ended December 31, 2010 and 2009 were as follows:

	2010	2009
Audit Fees	$200,500	$117,000
Audit-Related Fees	7,000	—
Tax Fees	69,300	34,144
All Other Fees	—	—

Total	$276,800	$151,144

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

All Other Fees—During the years ended December 31, 2010 and 2009, Odenberg, Ullakko, Muranishi & Co. LLP did not incur any fees for other professional services.

The Audit Committee reviewed and approved all audit and non-audit services provided by Odenberg, Ullakko, Muranishi & Co. LLP and concluded that these services were compatible with maintaining its independence. The Audit Committee approved the provision of all non-audit services by Odenberg, Ullakko, Muranishi & Co. LLP. Of the total number of hours expended during Odenberg, Ullakko, Muranishi & Co. LLP’s engagement to audit the Company’s financial statements for the year ended December 31, 2010, none of the hours were attributed to work performed by persons other than permanent, full-time employees of Odenberg, Ullakko, Muranishi & Co. LLP.

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

In determining whether to grant pre-approval of any non-audit services in the “all other” category, the Audit Committee will consider all relevant facts and circumstances, including the following four basic guidelines:

•	whether the service creates a mutual or conflicting interest between the auditor and us;

•	whether the service places the auditor in the position of auditing his or her own work;

•	whether the service results in the auditor acting as management or an employee of our company; and

•	whether the service places the auditor in a position of being an advocate for our company.

PART IV

Item 15.	Exhibits and Financial Statements Schedules.

(a)    1.    Financial Statements

An index to Consolidated Financial Statements appears on page F-1.

2.    Schedules

All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

(b)    Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended[9]

3.2	By-laws of the Registrant[1]

4.1	Registration Rights Agreement dated as of December 17, 2007[2]

4.2	Registration Rights Agreement dated as of December 8, 2009[9]

4.3	Warrant to Purchase Common Stock dated December 23, 2009 issued to Oxford Finance Corporation[9]

4.4	Warrant to Purchase Common Stock dated September 27, 2010 issued to Oxford Finance Corporation[12]

4.5	Form of Warrant issued to Deerfield Management[13]

4.6	Registration Rights Agreement, dated as of March 15, 2011[13]

10.1	1998 Stock Option Plan[3]

10.2	2001 Non-Qualified Employee Stock Option Plan[4]

10.3	2002 Stock Option Plan[5]

10.4	Employment Agreement between the Registrant and Sunil Bhonsle, dated May 16, 2009, as amended by agreement dated February 17, 2010[9]

10.5	Employment Agreement between the Registrant and Marc Rubin, dated May 16, 2009, as amended by agreement dated February 17, 2010[9]

No.	Description

10.6	Lease for the Registrant’s facilities, amended as of October 1, 2004[6]

10.7	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009[9]

10.8*	License Agreement between the Registrant and Sanofi-Aventis SA effective as of December 31, 1996[7]

10.9*	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997[8]

10.10*	License Agreement between the Registrant and the Massachusetts Institute of Technology dated September 28, 1995[1]

10.11	Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated December 18, 2009[9]

10.12	Stock Purchase Agreement between the Registrant and certain investors dated December 8, 2009[9]

10.13	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Marc Rubin[10]

10.14	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Sunil Bhonsle[10]

10.15	Amendment to lease for Registrant’s facilities dated June 15, 2010[11]

10.16	Amended and Restated Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated September 27, 2010[12]

10.17	Facility Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[13]

10.18	Security Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[13]

10.19	Royalty Agreement, dated as of March 15, 2011 by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Deerfield TTNP Corporation[13]

10.20	Equity Option Agreement, dated as of March 15, 2011, by and among the Company, Deerfield TTNP Corporation, Deerfield Private Design International II, L.P., and Deerfield Special Situations Fund International Limited[13]

10.21	Royalty Repurchase Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., and Deerfield Special Situations Fund, L.P. [13]

14	Code of Business Conduct and Ethics[14]

23.1	Consent of Odenberg, Ullakko, Muranishi & Co., LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange of 1934

32.1	Certificate of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 33-99386).
[2]	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 27, 2007.
[3]	Incorporated by reference from the Registrant’s definitive Proxy Statement filed on July 28, 2000.

[4]	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
[5]	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
[6]	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
[7]	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.
[8]	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-42367).
[9]	Incorporated by reference from the Registrant’s Registration Statement on Form 10 (File No. 000-27436).
[10]	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated June 16, 2010.
[11]	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
[12]	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.
[13]	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated March 18, 2011.
[14]	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
*	Confidential treatment has been granted with respect to portions of this exhibit.

TITAN PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Titan Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Titan Pharmaceuticals, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Titan Pharmaceuticals, Inc. at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

San Francisco, California

March 25, 2011

TITAN PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in thousands of dollars)
Assets
Current assets:
Cash	$3,180	$3,300
Receivables	1,225	66
Prepaid expenses and other current assets	294	250

Total current assets	4,699	3,616
Property and equipment, net	53	110

Total Assets	$4,752	$3,726

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,457	$335
Accrued clinical trials expenses	705	123
Other accrued liabilities	373	564
Current portion of long-term debt	1,870	525

Total current liabilities	5,405	1,547
Long-term debt, net of discount	5,400	2,386

Total Liabilities	10,805	3,933

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized, none issued and outstanding:	—	—
Common stock, at amounts paid in, $0.001 par value per share; 125,000,000 shares authorized, 59,247,742 shares issued and outstanding at December 31, 2010 and 2009.	256,436	256,436
Additional paid-in capital	17,256	15,027
Accumulated deficit	(279,745)	(272,911)

Total Titan Pharmaceuticals, Inc.’s stockholders’ deficit	(6,053)	(1,448)
Non-controlling interest	—	1,241

Total stockholders’ deficit	(6,053)	(207)

Total Liabilities and Stockholders’ Deficit	$4,752	$3,726

See accompanying notes to consolidated financial statements.

TITAN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2010	2009	2008
	(in thousands, except per share amount)
Revenue:
Grant revenue	$7,557	$—	$—
Royalty revenue	2,512	—	—
License revenue	24	79	73

Total revenue	10,093	79	73
Operating expenses:
Research and development	12,855	2,456	16,235
General and administrative	3,263	3,438	9,756

Total operating expenses	16,118	5,894	25,991

Loss from operations	(6,025)	(5,815)	(25,918)
Other income (expense):
Interest income (expense), net	(678)	(6)	470
Other income (expense), net	(131)	(65)	14

Other income (expense), net	(809)	(71)	484

Net loss	(6,834)	(5,886)	(25,434)
Gain on retirement of preferred stock upon dissolution of subsidiary	1,241	—	—

Net loss applicable to common stockholders	$(5,593)	$(5,886)	$(25,434)

Basic and diluted net loss per common share	$(0.09)	$(0.10)	$(0.44)

Weighted average shares used in computing basic and diluted net loss per share	59,248	58,473	58,285

See accompanying notes to consolidated financial statements.

TITAN PHARMACEUTICALS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2007	58,281	$255,429	$11,508	$(241,591)	$1	$25,347

Comprehensive loss:
Net loss				(25,434)		(25,434)
Unrealized loss on marketable securities					(1)	(1)

Comprehensive loss						(25,435)
Issuance of common stock, net of issuance costs	7	(26)				(26)
Compensation related to stock options			1,907			1,907

Balances at December 31, 2008	58,288	255,403	13,415	(267,025)	—	1,793

Comprehensive loss:
Net loss				(5,886)		(5,886)
Unrealized gain or loss on marketable securities						—

Comprehensive loss						(5,886)
Issuance of common stock, net of issuance costs	300	478				478
Issuance of common stock upon exercise of options	660	555				555
Issuance of warrants to purchase common stock			89			89
Compensation related to stock options			1,523			1,523

Balances at December 31, 2009	59,248	256,436	15,027	(272,911)	—	(1,448)

Comprehensive loss:
Net loss				(6,834)		(6,834)
Unrealized gain or loss on marketable securities						—

Comprehensive loss						(6,834)
Retirement of preferred stock upon dissolution of Ingenex, Inc.			1,241			1,241
Issuance of warrants to purchase common stock			255			255
Compensation related to stock options			733			733

Balances at December 31, 2010	59,248	$256,436	$17,256	$(279,745)	$—	$(6,053)

See accompanying notes to consolidated financial statements.

TITAN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2009	2008
	(in thousands of dollars)
Cash flows from operating activities:
Net loss	$(6,834)	$(5,886)	$(25,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85	169	213
Non-cash interest expense attributable to term fee and warrants on term loans	132	—	—
Gain on investments	—	(9)	(120)
Gain on disposition of property and equipment	—	3	—
Stock-based compensation	733	1,523	1,907
Changes in operating assets and liabilities:
Receivables	(1,159)	—	—
Prepaid expenses and other current assets	(44)	405	(281)
Accounts payable	2,122	(158)	(64)
Accrued clinical trials and other liabilities	308	(1,454)	(1,558)

Net cash used in operating activities	(4,657)	(5,407)	(25,337)

Cash flows from investing activities:
Purchases of property and equipment	(28)	(7)	(100)
Proceeds from the sale of investments	—	9	120
Proceeds from the sale of marketable securities	—	—	4,401

Net cash provided by (used in) investing activities	(28)	2	4,421

Cash flows from financing activities:
Proceeds from issuance of common stock from private placement	—	478	(26)
Proceeds from issuance of common stock from exercise of stock options	—	555	—
Proceeds from long-term debt	5,000	3,000	—
Payments on long-term debt	(435)	—	—

Net cash provided by (used in) financing activities	4,565	4,033	(26)

Net increase (decrease) in cash and cash equivalents	(120)	(1,372)	(20,942)
Cash and cash equivalents at beginning of period	3,300	4,672	25,614

Cash, cash equivalents and marketable securities at end of period	$3,180	$3,300	$4,672

Supplemental disclosure of cash flow information
Interest paid	$678	$9	$—

Schedule of non-cash transactions
Retirement of preferred stock upon dissolution of Ingenex, Inc.	$1,241	$—	$—

See accompanying notes to consolidated financial statements.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

The Company and its Subsidiaries

We are a biopharmaceutical company developing proprietary therapeutics primarily for the treatment of central nervous system (“CNS”) disorders. Our product development programs focus primarily on large pharmaceutical markets with significant unmet medical needs and commercial potential. We are directly developing our product candidates and also utilizing corporate partnerships. These collaborations have helped to fund product development and have enabled us to retain significant economic interest in our products. In December 2010, Ingenex, Inc., our 81% owned subsidiary, assuming the conversion of all preferred stock to common stock, was dissolved under the laws of Delaware. We operate in only one business segment, the development of pharmaceutical products.

In September 2009, we were awarded a $7.6 million grant by the National Institute of Health (“NIH”) in partial support of a second controlled Phase 3 study of our Probuphine product for the treatment of opioid dependence. We will require significant further capital expenditures to support this and other clinical studies, manufacturing development, testing, and regulatory clearances prior to commercialization.

In December 2008, we implemented an approximately 90% reduction in our workforce which included our Chief Executive Officer and Chief Operating Officer, to lower operating expenses and preserve capital. The remaining staff was focused on reducing all current clinical and manufacturing development activities to the minimal level necessary to continue our efforts to realize the potential value of our assets, particularly the Probuphine Phase 3 clinical development program. We incurred approximately $1.6 million in severance-related expenses in connection with the workforce reduction. In addition, options to purchase 1,933,653 shares of our common stock and 865,000 shares of restricted stock held by our employees were cancelled.

We expect to continue to incur substantial additional operating losses from costs related to continuation of product and technology development, clinical trials, and administrative activities. We believe that our working capital at December 31, 2010, together with royalty revenues from sales of Fanapt and the $20.0 million of debt financing agreement that is expected to fund on or about April 4, 2011, will be sufficient to sustain our planned operations through January 2012.

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of Titan Pharmaceuticals, Inc. and our wholly and majority-owned subsidiaries. All significant intercompany balances and transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company accounts for stock-based payment arrangements in accordance with ASC 718, Compensation – Stock Compensation and ASC 505-50, Equity – Equity Based Payments to Non-Employees which require the recognition of compensation expense using a fair-value based method, for all costs related to stock-based payments including stock options and restricted stock awards and stock issued under an employee stock purchase plan. These standards require companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. See Note 12 for a discussion of the Company’s stock-based compensation plans. Our non-cash stock-based compensation expense related to employees and non-employee members of the Company’s board of directors totaled $0.7 million, $1.5 million and $1.9 million for the years ended December 31, 2010 and 2009 and 2008, respectively.

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

All investments with original maturities of three months or less are considered to be cash equivalents. Our marketable securities, consisting primarily of high-grade debt securities including money market funds, U.S. government and corporate notes and bonds, and commercial paper, are classified as available-for-sale at time of purchase and carried at fair value. If the fair value of a security is below its amortized cost and we plan to sell the security before recoverying its cost, the impairment is considered to be other-than-temporary. Other-than-temporary declines in fair value of our marketable securities are charged against interest income. We recognized no charges in 2010, 2009 and 2008 as a result of charges related to other-than-temporary declines in the fair values of certain of our marketable securities. Amortization of premiums and discounts, and realized gains and losses are included in interest income. Unrealized gains and losses are included as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The cost of securities sold is based on use of the specific identification method.

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

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net Loss Per Share

We calculate basic net loss per share using the weighted average common shares outstanding for the period. Diluted net income per share would include the impact of other dilutive equity instruments, primarily our options and warrants. For the years ended December 31, 2010, 2009, and 2008, options and warrants totaled 12.1 million,

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.8 million, and 13.3 million shares, respectively. We reported net losses for all years presented and, therefore, options and warrants were excluded from the calculation of diluted net loss per share as they were anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income. The only component of other comprehensive income is unrealized gains and losses on our marketable securities. Comprehensive loss for the years ended December 31, 2010, 2009, and 2008 was $6.8 million, $5.9 million, and $25.4 million, respectively. Comprehensive income (loss) has been disclosed in the accompanying consolidated statements of stockholders’ equity (deficit) for all periods presented.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-17 (“ASU 2010-17”), Revenue Recognition—Milestone Method, which provides a new guidance on the use of the milestone method of recognizing revenue for research and development arrangements under which consideration to be received by the vendor is contingent upon the achievement of certain milestones. ASU 2010-17 is effective for fiscal years, and interim periods within such fiscal years, beginning on or after June 15, 2010, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), Multiple-Deliverable Revenue Arrangements, which eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. ASU 2009-13 is effective in fiscal years beginning on or after June 15, 2010, with earlier application permitted. While we do not expect the adoption of this standard to have a material impact on our financial position or results of operations, this standard may have an impact in the event we enter into future collaborative or multiple-deliverable transactions or modify existing collaborative relationships.

Subsequent Events

We have evaluated events that have occurred subsequent to December 31, 2010 and through the date that the financial statements are issued.

2. Cash and Cash Equivalents

The following is a summary of our cash and cash equivalents at December 31, 2010 and 2009 (in thousands):

	2010				2009
Classified as:	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Cash	$3,180	$—	$—	$3,180	$3,300	$—	$—	$3,300
Cash equivalents:
Money market funds	—	—	—	—	—	—	—	—

Total cash and cash equivalents	$3,180	$—	$—	$3,180	$3,300	$—	$—	$3,300

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Property and Equipment

Property and equipment consisted of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Furniture and office equipment	$395	$395
Leasehold improvements	498	498
Laboratory equipment	687	687
Computer equipment	1,008	980

	2,588	2,560
Less accumulated depreciation and amortization	(2,535)	(2,450)

Property and equipment, net	$53	$110

Depreciation and amortization expense was $85,000, $169,000, and $213,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

4. Research and License Agreements

We have entered into various agreements with research institutions, universities, clinical research organizations and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Expenses under these agreements totaled approximately $61,000, $86,000, and $239,000 in the years ended December 31, 2010, 2009, and 2008, respectively.

At December 31, 2010, the annual aggregate commitments we have under these agreements, including minimum license payments, are as follows (in thousands):

2011	$36
2012	34
2013	34
2014	34
2015	33
Thereafter	65

$236

After 2015, we must make annual payments aggregating approximately $34,000 per year to maintain certain licenses. Certain licenses provide for the payment of royalties by us on future product sales, if any. In addition, in order to maintain these licenses and other rights during product development, we must comply with various conditions including the payment of patent related costs and obtaining additional equity investments.

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

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Iloperidone Sublicense to Novartis Pharma AG

We entered into an agreement with Novartis Pharma AG (“Novartis”) in 1997 pursuant to which we granted Novartis a sublicense for the worldwide (with the exception of Japan) development, manufacturing and marketing of iloperidone. In April 2001, we entered into an amendment to the agreement for the development and commercialization of iloperidone in Japan. Under the amendment, in exchange for rights to iloperidone in Japan, we received a $2.5 million license fee in May 2001. Novartis will make our milestone payments to Sanofi-Aventis during the life of the Novartis agreement, and will also pay to Sanofi-Aventis and us a royalty on future net sales of the product, providing us with a net royalty of 8% on the first $200.0 million of sales annually and 10% on all sales above $200.0 million on an annual basis. Novartis has assumed the responsibility for all clinical development, registration, manufacturing and marketing of iloperidone, and we have no remaining obligations under the terms of this agreement, except for maintaining certain usual and customary requirements, such as confidentiality covenants.

In June 2004, we announced that Vanda Pharmaceuticals, Inc. (“Vanda”) had acquired from Novartis the worldwide rights to develop and commercialize iloperidone, our proprietary antipsychotic agent in Phase 3 clinical development for the treatment of schizophrenia and related psychotic disorders. Under its agreement with Novartis, Vanda is pursuing advancement of the iloperidone development program. All of our rights and economic interests in iloperidone, including royalties on sales of iloperidone, remain essentially unchanged under the agreement.

In May 2009, iloperidone (Fanapt) was approved by the U.S. Food and Drug Administration for the treatment of schizophrenia. In October 2009, Novartis Pharma, acquired from Vanda Pharmaceuticals the rights to commercialize Fanapt in the U.S. and Canada, subject to approval under the Hart Scott Rodino Act. We are entitled to a net royalty of 8% on the first $200.0 million of sales annually and 10% on all sales above $200.0 million on an annual basis.

7. Licensing and Collaborative Agreement with Bayer Schering Pharma AG

In January 2000, we entered into a licensing and collaborative agreement with Bayer Schering Pharma AG (“Bayer Schering”), under which we collaborated with Bayer Schering on manufacturing and clinical development of our cell therapy product, Spheramine®, for the treatment of Parkinson’s disease. Under the agreement, we performed clinical development activities for which we received funding. As of December 31, 2010, we have recognized $2.8 million under this agreement. Bayer Schering fully funded, and managed in collaboration with us, all pilot and pivotal clinical studies, and manufacturing and development activities. We were entitled to receive up to an aggregate of $8 million over the life of the Bayer Schering agreement upon the achievement of specific milestones. We were also to receive a royalty on future net sales of the product. In September 2008, we were notified by Bayer Schering of the termination of the above license agreement.

8. DITPA Acquisition

On October 16, 2003, we announced the acquisition of a novel product in clinical testing for the treatment of congestive heart failure (“CHF”). The product in development, 3,5-diiodothyropropionic acid (“DITPA”), is an orally active analogue of thyroid hormone that has demonstrated in preclinical and clinical studies to date the ability to improve cardiac function, with no significant adverse effects. We acquired DITPA through the acquisition of Developmental Therapeutics, Inc. (“DTI”), a private company established to develop DITPA, and the exclusive licensee of recently issued U.S. patent and pending U.S. and international patent applications covering DITPA. We acquired DTI in a stock transaction for 1,187,500 shares of our common stock valued at approximately $3.6 million using the average market price of our common stock over the five-day trading period,

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including and prior to the date of the merger in accordance with generally accepted accounting principles. We also made a cash payment of $171,250 to the licensor of the technology. In the fourth quarter of 2003, the total acquisition cost of $3.9 million was reported as acquired research and development in our consolidated statements of operations. An additional payment of 712,500 shares of our common stock was to be made only upon the achievement of positive pivotal study results or certain other substantial milestones within five years. In addition, a cash payment of $102,750 or, alternatively, an additional payment of 37,500 shares of our common stock, was to be made to the licensor of the technology upon achievement of such study results or such other substantial milestones within five years. In October 2006, we discontinued further enrollment in our Phase 2 study of DITPA in CHF. In addition to the discontinuation of our Phase 2 clinical study in CHF, the Department of Veteran’s Affairs has indicated that it will discontinue its Cooperative Studies Program Phase 2 study of DITPA in CHF patients. In March 2009, we terminated our license to the DITPA technology. No specific milestones have been achieved related to this acquisition as of December 31, 2010 and no future payments of cash or shares of our stock are anticipated related to this acquisition.

9. Commitments and Contingencies

Financing Agreements

In December 2009, we entered into a loan and security agreement with Oxford Capital Financing (“Oxford”) pursuant to which we received a three-year term loan in the principal amount of $3.0 million that bears interest at the rate of 13% per annum. We paid Oxford an initial facility fee of $60,000 and are obligated to make a final payment fee of $180,000. Commencing in January 2010, the loan is repayable in monthly interest payments of $32,500 through June 2010 followed by monthly interest and principal installments of $117,665 commencing in July 2010 through December 2012. The loan is secured by our assets and has a provision for pre-payment. We also issued to Oxford, in connection with the loan and security agreement, five-year warrants to purchase 42,254 shares of our common stock at an exercise price of $2.13 per share. The relative fair value attributable to the warrants of $88,995 was recorded as a discount to the debt and corresponding credit to additional paid-in capital. The debt discount will be amortized to interest expense over the life of the debt. Interest on the term loan, consisting of the stated interest rate, initial facility fee, final payment fee and amortization of the discount, is being recognized using the interest method. The effective annual interest rate on the loan is approximately 21.1%.

In September 2010, we amended our loan and security agreement with Oxford pursuant to which we received a thirty-nine month term loan in the principal amount of $5.0 million that bears interest at the rate of 13% per annum. We paid Oxford an initial facility fee of $125,000 and are obligated to make a final payment fee of $300,000. Commencing in October 2010, the loan is repayable in monthly interest payments of $54,167 through June 2011 followed by monthly interest and principal installments of $196,108 commencing in July 2011 through December 2013. The loan is secured by our assets and has a provision for pre-payment. We also issued to Oxford, in connection with the loan and security agreement, five-year warrants to purchase 287,356 shares of our common stock at an exercise price of $0.87 per share. The relative fair value attributable to the warrants of $254,580 was recorded as a discount to the debt and corresponding credit to additional paid-in capital. The debt discount is being amortized to interest expense over the life of the debt. Interest on the term loan, consisting of the stated interest rate, initial facility fee, final payment fee and amortization of the discount, is being recognized using the interest method. The effective annual interest rate on the loan is approximately 22.6%.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a schedule of future minimum loan payments at December 31, 2010 (in thousands):

2011	$2,772
2012	3,765
2013	2,651
2014	496
2015	—
Thereafter	—

$9,684

Lease Commitments

We lease facilities under operating leases that expire at various dates through June 2013. We also lease certain office equipment under operating leases that expire at various dates through December 2013. Rental expense was $257,000, $524,000, and $578,000 for years ended December 31, 2010, 2009, and 2008, respectively.

The following is a schedule of future minimum lease payments at December 31, 2010 (in thousands):

2011	$238
2012	221
2013	121
2014	—
2015	—
Thereafter	—

$580

Legal Proceedings

There are no ongoing legal proceedings against the Company.

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

In July 2007, a complaint was filed in the United States District Court in and for the Middle District of Florida against, among others, Berlex, Inc., Schering AG, the Regents of the University of California and us alleging that a patient in the Spheramine Phase IIb clinical trial suffered certain physical effects and that she and her husband suffered emotional distress as a result of her participation in the trial. The complaint alleged breach of contract, product liability and fraud and deceit claims. The plaintiffs were seeking $5.2 million in damages, as well as punitive damages, costs and attorney’s fees. In February 2008, the parties settled this dispute and we are not required to make any payments in connection with the settlement.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Guarantees and Indemnifications

As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2010.

In the normal course of business, we have commitments to make certain milestone payments to various clinical research organizations in connection with our clinical trial activities. Payments are contingent upon the achievement of specific milestones or events as defined in the agreements, and we have made appropriate accruals in our consolidated financial statements for those milestones that were achieved as of December 31, 2010. We also provide indemnifications of varying scope to our clinical research organizations and investigators against claims made by third parties arising from the use of our products and processes in clinical trials. Historically, costs related to these indemnification provisions were immaterial. We also maintain various liability insurance policies that limit our exposure. We are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

11. Stockholders’ Equity

Common Stock

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

As of December 31, 2010, warrants to purchase shares of common stock consisted of the following (in thousands, except per share price):

Date Issued	Expiration Date	Exercise Price	Outstanding at December 31, 2010
12/17/2007	12/17/2012	$ 2.00	6,650
12/18/2009	12/18/2014	2.13	42
09/27/2010	09/27/2015	0.87	288

			6,980

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Reserved for Future Issuance

As of December 31, 2010, shares of common stock reserved by us for future issuance consisted of the following (in thousands):

Stock options outstanding	4,976
Restricted stock awards	139
Future stock option grants or stock awards	3,393
Shares issuable upon the exercise of warrants	6,980

15,488

12. Stock Plans

In May 2009, we rehired three former employees to serve as our Executive Chairman, President, and Senior Vice President of Clinical Development and Medical Affairs.

The Executive Chairman was granted options to purchase 1,000,000 shares of our common stock. Of those options, 250,000 options vested on the date of grant and the remaining 750,000 will vest monthly over a period of 48 months from the date of grant. All unvested options automatically will become vested and exercisable immediately prior to the occurrence of a change of control. The Executive Chairman has agreed to receive no annual salary until the earlier of our receipt of iloperidone royalty revenues or February 28, 2010.

The President was granted options to purchase 700,000 shares of our common stock. Of those options, 175,000 vested on the date of grant and the remaining 525,000 will vest monthly over a period of 48 months from the date of grant, provided; however, the vesting of 100,000 shares will also be contingent upon the Company’s sale or partnering of the Probuphine program. All unvested options automatically will become vested and exercisable immediately prior to the occurrence of a change of control. Payment of all the officer’s salary will be deferred until the receipt of iloperidone royalty payments or other financing that by its terms does not restrict such use, but in no event earlier than January 1, 2010 or later than March 15, 2010. After January 1, 2010 and no later than March 15, 2010, the officer will be entitled to receive a deferred salary payment of no greater than approximately $167,000.

The Senior Vice President of Clinical Development and Medical Affairs was granted options to purchase 250,000 shares of our common stock. Of those options, 62,500 vested on the date of grant and the remaining 187,500 will vest monthly over a period of 48 months from the date of grant, provided; however, the vesting of 50,000 shares will also be contingent upon the Company’s receipt of a grant from the National Institute of Health’s National Institute on Drug Abuse (“NIDA”) and the vesting of an additional 50,000 shares will also be contingent upon the Company’s sale or partnering of the Probuphine program. All unvested options automatically will become vested and exercisable immediately prior to the occurrence of a change of control. Payment of a portion of the employee’s salary will be deferred until the receipt of iloperidone royalty payments or other financing that by its terms does not restrict such use, but in no event later than March 15, 2010. No later than March 15, 2010, the employee will be entitled to receive a deferred salary payment of no greater than approximately $100,000.

In March 2009, as a result of the workforce reduction implemented in December 2009, options to purchase 870,078 shares of our common stock were cancelled.

In December 2008, as previously mentioned in Note 1, Organization and Summary of Significant Accounting Policies, we implemented an approximately 90% reduction in our workforce to lower operating

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expenses and preserve capital. As a result of the workforce reduction, options to purchase 1,933,653 shares of our common stock and 865,000 shares of our restricted stock held by our employees were cancelled.

In October 2008, an aggregate of 980,000 restricted shares were granted to our employees pursuant to our Amended and Restated 2002 Incentive Plan. A total of 450,000 of such restricted shares were granted to our executive officers. The shares granted to the executives vest in 24 equal monthly installments commencing one-year from the date of grant. The 530,000 restricted shares granted to all other employees vest as to one-third on the one year anniversary of the date of grant and the balance in 24 equal monthly installments commencing one year from the date of grant. All restricted share grants provide for the acceleration of the unvested shares in the event the employee’s employment is terminated (other than for cause) within 12 months following a change in control of the Company.

In October 2007, we granted to our President and Chief Executive Officer, upon his joining the Company and pursuant to his agreement with the Company, 10-year options to purchase 1,500,000 shares of common stock at an exercise price of $2.40 per share. The options vest monthly over a four-year period, subject to a requirement of at least 12 months of employment for the vesting of any options. Notwithstanding the foregoing, all unvested options will automatically become vested and exercisable immediately prior to the occurrence of a change of control. The options will expire on the tenth anniversary of the date of the Option Agreement. The Company received no consideration for the issuance of the options. The options were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder, because the options were issued to a sophisticated individual who is a director and officer of the Company in a private transaction.

In August 2005, we adopted an amendment to the 2002 Stock Incentive Plan (“2002 Plan”) to (i) permit the issuance of Shares of restricted stock and stock appreciation rights to participants under the 2002 Plan, and (ii) increase the number of Shares issuable pursuant to grants under the 2002 Plan from 2,000,000 to 3,000,000.

In July 2002, we adopted the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan assumed the options which remain available for grant under our option plans previously approved by stockholders. Under the 2002 Plan and predecessor plans, a total of 7.4 million shares of our common stock were authorized for issuance to employees, officers, directors, consultants, and advisers. Options granted under the 2002 Plan and predecessor plans may either be incentive stock options within the meaning of Section 422 of the Internal Revenue Code and/or options that do not qualify as incentive stock options; however, only employees are eligible to receive incentive stock options. Options granted under the option plans generally expire no later than ten years from the date of grant, except when the grantee is a 10% shareholder, in which case the maximum term is five years from the date of grant. Options generally vest at the rate of one fourth after one year from the date of grant and the remainder ratably over the subsequent three years, although options with different vesting terms are granted from time-to-time. Generally, the exercise price of any options granted under the 2002 Plan must be at least 100% of the fair market value of our common stock on the date of grant, except when the grantee is a 10% shareholder, in which case the exercise price shall be at least 110% of the fair market value of our common stock on the date of grant.

In July 2002, our board of directors elected to continue the option grant practice under our amended 1998 Option Plan, which provided for the automatic grant of non-qualified stock options (“Directors’ Options”) to our directors who are not 10% stockholders (“Eligible Directors”). Each Eligible Director will be granted an option to purchase 10,000 shares of common stock on the date that such person is first elected or appointed a director. Commencing on the day immediately following the later of (i) the 2000 annual stockholders meeting, or (ii) the first annual meeting of stockholders after their election to the Board, each Eligible Director will receive an automatic biennial (i.e. every two years) grant of an option to purchase 15,000 shares of common stock as long as

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

such director is a member of the board of directors. In addition, each Eligible Director will receive an automatic annual grant of an option to purchase 5,000 shares of common stock for each committee of the Board on which they serve. The exercise price of the Director’s Options shall be equal to the fair market value of our common stock on the date of grant. Commencing in 2005, the biennial grant of options to non-employee directors pursuant to our stockholder-approved stock option plans was increased from 15,000 options to 20,000 options. Commencing in 2008, the biennial grant of 20,000 options to directors will be replaced with an annual grant of 10,000 options to align the grants with the term of the directors.

In August 2001, we adopted the 2001 Employee Non-Qualified Stock Option Plan (“2001 NQ Plan”) pursuant to which 1,750,000 shares of common stock were authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan. Options granted under the option plans generally expire no later than ten years from the date of grant. Option vesting schedule and exercise price are determined at time of grant by the board of directors. Historically, the exercise prices of options granted under the 2001 NQ Plan were 100% of the fair market value of our common stock on the date of grant.

Activity under our stock plans, as well as non-plan activity, are summarized below (shares in thousands):

	Shares or Awards Available For Grant	Number of Options and Awards Outstanding	Weighted Average Exercise Price
Balance at December 31, 2007	1,197	8,424	$6.05
Options granted	(1,181)	1,181	$1.31
Options exercised	—	—	$—
Options cancelled and expired	3,485	(3,092)	$3.77
Awards granted	(980)	980	$0.17
Awards cancelled	865	(865)	$0.17

Balance at December 31, 2008	3,386	6,628	$6.27
Options granted	(3,475)	3,475	$0.86
Options exercised	—	(660)	$0.84
Options cancelled and expired	2,412	(3,258)	$6.43
Awards granted	(15)	15	$0.00
Awards cancelled	110	(110)	$0.17

Balance at December 31, 2009	2,418	6,090	$3.68
Options granted	(150)	150	$2.36
Options cancelled and expired	1,244	(1,243)	$9.11
Awards granted	(119)	119	$0.00

Balance at December 31, 2010	3,393	5,115	$2.29

Our option plans allow for stock options issued as the result of a merger or consolidation of another entity, including the acquisition of minority interest of our subsidiaries, to be added to the maximum number of shares provided for in the plan (“Substitute Options”). Consequently, Substitute Options are not returned to the shares reserved under the plan when cancelled. During 2010, 2009 and 2008, the number of Substitute Options cancelled was immaterial.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options for 3.6 million and 4.3 million shares were exercisable at December 31, 2010 and 2009, respectively. The options outstanding at December 31, 2010 have been segregated into four ranges for additional disclosure as follows (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.79 - $0.79	2,295	8.34	$0.79	1,411	$0.79
$1.04 - $2.36	1,390	6.20	$1.62	939	$1.63
$2.37 - $11.63	1,219	1.66	$4.64	1,219	$1.64
$22.98 - $22.98	72	0.02	$22.98	72	$22.98

$0.79 - $22.98	4,976	5.99	$2.29	3,641	$2.73

In addition, Ingenex had a stock option plan under which options to purchase common stock of Ingenex could have been granted. No options have been granted under such plan since 1997.

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the stock-based compensation expense for the years ended December 31, 2010, 2009, and 2008:

	Years Ended December 31,
	2010	2009	2008
Weighted-average risk-free interest rate	2.3%	0.4%	2.9%
Expected dividend payments	—	—	—
Expected holding period (years)	4.2	4.6	5.4
Weighted-average volatility factor(1)	1.89	1.84	0.66
Estimated forfeiture rates for options granted to management(2)	23%	21%	2%
Estimated forfeiture rates for options granted to non-management(2)	41%	41%	30%

(1)	Weighted average volatility is based on the historical volatility of the Company’s common stock.
(2)	Estimated forfeiture rates are based on historical data.

Based upon the above methodology, the weighted-average fair value of options and awards granted during the years ended December 31, 2010, 2009, and 2008 was $2.24, $0.75, and $0.76, respectively.

The following table summarizes the stock-based compensation expense and impact on our basic and diluted loss per share for the years ended December 31, 2010, 2009, and 2008:

	Years Ended December 31,
(in thousands, except per share amounts)	2010	2009	2008
Research and development	$202	$312	$374
General and administrative	531	1,211	1,533

Total stock-based compensation expenses	$733	$1,523	$1,907

Increase in basic and diluted net loss per share	$(0.01)	$(0.03)	$(0.03)

No tax benefit was recognized related to stock-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2010 we granted 150,000 options to employees, directors and consultants to purchase common stock. The following table summarizes option activity for the year ended December 31, 2010:

(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	6,070	$3.68
Granted	150	2.36
Cancelled	(1,244)	9.11

Outstanding at December 31, 2010	4,976	$2.29	5.99	$968

Exercisable at December 31, 2010	3,641	$2.73	5.08	$595

As of December 31, 2010 there was approximately $887,000 of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 2.45 years.

During the year ended December 31, 2010 we awarded 119,000 shares of restricted stock to employees. The following table summarizes restricted stock activity for the year ended December 31, 2010:

(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	20	$0.04
Awarded	119	—

Outstanding at December 31, 2010	139	$0.01	9.3	$167

Vested at December 31, 2010	137	$0.01	9.3	$166

As of December 31, 2010 there was approximately $200 of total unrecognized compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted-average period of 0.8 years.

13. Non-controlling Interest

The $1.2 million received by Ingenex, Inc., a consolidated subsidiary, upon the issuance of its Series B convertible preferred stock has been classified as non-controlling interest in the accompanying consolidated balance sheet at December 31, 2009. As a result of the Series B preferred stockholders’ liquidation preference, the balance has not been reduced by any portion of the losses of Ingenex, Inc.

On December 31, 2010, Ingenex, Inc. was dissolved, under the laws of Delaware. Upon dissolution, no amounts were distributed to the Series B convertible preferred stockholders. The dissolution was accounted for as an equity transaction, and the preferred stock carrying value, classified as a non-controlling interest, was reclassified to additional paid-in capital in the accompanying consolidated balance sheet at December 31, 2010.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Income Taxes

As of December 31, 2010, we had net operating loss carryforwards for federal income tax purposes of approximately $226.4 million that expire at various dates through 2030, and federal research and development tax credits of approximately $7.0 million that expire at various dates through 2030. We also had net operating loss carryforwards for California income tax purposes of approximately $138.8 million that expire at various dates through 2030 and state research and development tax credits of approximately $6.6 million which do not expire. Approximately $12.4 million of federal and state net operating loss carryforwards represent stock option deductions arising from activity under the Company’s stock option plan, the benefit of which will increase additional paid in capital when realized.

Current federal and California tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change of a corporation. The Company has not performed a change in ownership analysis since 1999 and, accordingly, some or all of its net operating loss and tax credit carryforwards may not be available to offset future taxable income, if any. Even if the loss carryforwards are available they may be subject to annual limitations that could result in the expiration of the loss carryforwards before they are utilized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes operating loss and credit carryforwards. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$85,816	$84,536
Research credit carryforwards	11,341	11,338
Other, net	4,802	5,241

Total deferred tax assets	101,959	101,115
Valuation allowance	(101,959)	(101,115)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $0.8 million during 2010, decreased by $1.5 million during 2009, and increased by $4.0 million during 2008.

Under ASC 718, the deferred tax asset for net operating losses as of December 31, 2010 excludes deductions for excess tax benefits related to stock based compensation.

The provision for income taxes consists of state minimum taxes due. The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands):

	Year Ending December 31,
	2010	2009	2008
Computed at 34%	$(2,265)	$(1,999)	$(8,646)
State Taxes	(1,347)	(23)	(551)
Book losses not currently benefited	844	1,859	8,330
Other	2,773	158	867

Total	$5	$5	$—

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We had no unrecognized tax benefits or any amounts accrued for interest and penalties for the three year period ended December 31, 2010. Our policy will be to recognize interest and penalties related to income taxes as a component of income tax expense.

We file income tax returns in the U.S. Federal jurisdiction and some state jurisdictions. We are subject to the U.S. Federal and State income tax examination by tax authorities for such years 1995 through 2010, due to net operating losses that are being carried forward for tax purposes.

15. Subsequent Events

On March 15, 2011, we entered into several agreements with entities affiliated with Deerfield Management, a healthcare investment fund (collectively, “Deerfield”), pursuant to which Deerfield agreed to provide $20.0 million in funding to the Company. Funding is expected to take place on or about April 4, 2011 and a portion of the proceeds will be used to repay the Company’s outstanding indebtedness to Oxford. Pursuant to the terms of a facility agreement, we will issue Deerfield promissory notes in the aggregate principal amount of $20.0 million. The loan bears interest at 8.5% per annum and the facility is repayable over five years, with 10% of the principal amount due on the first anniversary, 15% due on the second anniversary, and 25% due on each of the next three anniversaries. We will pay Deerfield a facility fee of $500,000. The facility is secured by our assets and has a provision for pre-payment. Deerfield has a put right at 110% of the principal amount in the event we complete a major transaction, which includes, but is not limited to, a merger or sale of our company or the sale of Fanapt® or Probuphine™. Under a royalty agreement, we agreed to pay Deerfield 2.5% of the aggregate royalties on net sales of Fanapt®, constituting a portion of the royalty revenue we receive from Novartis. The agreements with Deerfield also provide us with the option to repurchase the royalty rights for $40.0 million. Deerfield received six-year warrants to purchase 6,000,000 shares of common stock at an exercise price of $1.57 per share.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2011	TITAN PHARMACEUTICALS, INC.

	By:	/S/ SUNIL BHONSLE
	Name:	Sunil Bhonsle
	Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Marc Rubin, M.D. Marc Rubin, M.D.	Executive Chairman	March 24, 2011

/s/ Sunil Bhonsle Sunil Bhonsle	President and Director (principal executive officer and principal financial officer)	March 25, 2011

/s/ Victor J. Bauer, Ph.D. Victor J. Bauer, Ph.D.	Director	March 24, 2011

/s/ Eurelio M. Cavalier Eurelio M. Cavalier	Director	March 25, 2011

/s/ Hubert E. Huckel, M.D. Hubert E. Huckel, M.D.	Director	March 24, 2011

/s/ M. David MacFarlane, Ph.D. M. David MacFarlane, Ph.D.	Director	March 24, 2011

/s/ Ley S. Smith Ley S. Smith	Director	March 24, 2011

/s/ Brian Crowley Brian Crowley	Vice President, Finance (principal accounting officer)	March 25, 2011

1

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended[9]

3.2	By-laws of the Registrant[1]

4.1	Registration Rights Agreement dated as of December 17, 2007[2]

4.2	Registration Rights Agreement dated as of December 8, 2009[9]

4.3	Warrant to Purchase Common Stock dated December 23, 2009 issued to Oxford Finance Corporation[9]

4.4	Warrant to Purchase Common Stock dated September 27, 2010 issued to Oxford Finance Corporation[12]

4.5	Form of Warrant issued to Deerfield Management[13]

4.6	Registration Rights Agreement, dated as of March 15, 2011[13]

10.1	1998 Stock Option Plan[3]

10.2	2001 Non-Qualified Employee Stock Option Plan[4]

10.3	2002 Stock Option Plan[5]

10.4	Employment Agreement between the Registrant and Sunil Bhonsle, dated May 16, 2009, as amended by agreement dated February 17, 2010[9]

10.5	Employment Agreement between the Registrant and Marc Rubin, dated May 16, 2009, as amended by agreement dated February 17, 2010[9]

10.6	Lease for the Registrant’s facilities, amended as of October 1, 2004[6]

10.7	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009[9]

10.8*	License Agreement between the Registrant and Sanofi-Aventis SA effective as of December 31, 1996[7]

10.9*	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997[8]

10.10*	License Agreement between the Registrant and the Massachusetts Institute of Technology dated September 28, 1995[1]

10.11	Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated December 18, 2009[9]

10.12	Stock Purchase Agreement between the Registrant and certain investors dated December 8, 2009[9]

10.13	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Marc Rubin[10]

10.14	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Sunil Bhonsle[10]

10.15	Amendment to lease for Registrant’s facilities dated June 15, 2010[11]

10.16	Amended and Restated Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated September 27, 2010[12]

10.17	Facility Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[13]

No.	Description

10.18	Security Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[13]

10.19	Royalty Agreement, dated as of March 15, 2011 by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Deerfield TTNP Corporation[13]

10.20	Equity Option Agreement, dated as of March 15, 2011, by and among the Company, Deerfield TTNP Corporation, Deerfield Private Design International II, L.P., and Deerfield Special Situations Fund International Limited[13]

10.21	Royalty Repurchase Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., and Deerfield Special Situations Fund, L.P. [13]

14	Code of Business Conduct and Ethics[14]

23.1	Consent of Odenberg, Ullakko, Muranishi & Co., LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange of 1934

32.1	Certificate of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 33-99386).
[2]	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 27, 2007.
[3]	Incorporated by reference from the Registrant’s definitive Proxy Statement filed on July 28, 2000.
[4]	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
[5]	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
[6]	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
[7]	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.
[8]	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-42367).
[9]	Incorporated by reference from the Registrant’s Registration Statement on Form 10 (File No. 000-27436).
[10]	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated June 16, 2010.
[11]	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
[12]	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.
[13]	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated March 18, 2011.
[14]	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
*	Confidential treatment has been granted with respect to portions of this exhibit.

2