Form 10-Q
period 2011-06-30
TITAN PHARMACEUTICALS INC
filed 2011-08-15
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 59,385,570 shares of the Registrant’s Common Stock issued and outstanding on August 11, 2011.

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1.	Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2011	December 31, 2010
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$6,092	$3,180
Receivables	1,731	1,225
Prepaid expenses and other current assets	928	294

Total current assets	8,751	4,699
Property and equipment, net	90	53

Total assets	$8,841	$4,752

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,002	$2,457
Accrued expenses	1,205	1,078
Current portion of long-term debt	2,000	1,870

Total current liabilities	6,207	5,405

Warrant liability	7,104	—
Long-term debt, net of discount	12,515	5,400

Total liabilities	25,826	10,805

Commitments and contingencies (Note 5)
Stockholders’ deficit:
Common stock, at amounts paid-in	256,436	256,436
Additional paid-in capital	17,825	17,256
Accumulated deficit	(291,246)	(279,745)

Total stockholders’ deficit	(16,985)	(6,053)

Total liabilities and stockholders’ deficit	$8,841	$4,752

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amount)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Royalty revenue	$602	$55	$1,318	$1,708
Grant revenue	93	1,287	325	2,048
License revenue	—	—	—	11

Total revenue	695	1,342	1,643	3,767
Operating expenses:
Research and development	3,947	2,056	7,685	3,726
General and administrative	948	1,012	1,741	1,947

Total operating expenses	4,895	3,068	9,426	5,673

Loss from operations	(4,200)	(1,726)	(7,783)	(1,906)
Other income (expense):
Interest expense, net	(1,113)	(120)	(2,044)	(240)
Other expense, net	(46)	—	(44)	(5)
Non-cash loss on increase in the fair value of warrants	(1,630)	—	(1,630)	—

Other expense, net	(2,789)	(120)	(3,718)	(245)

Net loss	$(6,989)	$(1,846)	$(11,501)	$(2,151)

Basic and diluted net loss per share	$(0.12)	$(0.03)	$(0.19)	$(0.04)

Weighted average shares used in computing basic and diluted net loss per share	59,276	59,248	59,255	59,248

See Notes to Condensed Consolidated Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30
	2011	2010
Cash flows from operating activities:
Net loss	$(11,501)	$(2,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19	49
Amortization of loan discount	783	15
Stock-based compensation	569	211
Non-cash loss on increase in fair value of warrants	1,630	—
Changes in operating assets and liabilities:
Receivables	(506)	(315)
Prepaid expenses and other assets	(634)	71
Accounts payable and other accrued liabilities	672	285

Net cash used in operating activities	(8,968)	(1,835)

Cash flows from investing activities:
Purchases of furniture and equipment	(58)	(13)
Disposals of furniture and equipment	2	—

Net cash used in investing activities	(56)	(13)

Cash flows from financing activities:
Proceeds from long-term debt, net	19,500	—
Payments on long-term debt	(7,564)	—

Net cash provided by financing activities	11,936	—

Net increase (decrease) in cash and cash equivalents	2,912	(1,848)
Cash and cash equivalents at beginning of period	3,180	3,300

Cash and cash equivalents at end of period	$6,092	$1,452

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

(unaudited)

1. Organization and Summary of Significant Accounting Policies

The Company

We are a biopharmaceutical company developing proprietary therapeutics primarily for the treatment of central nervous system (“CNS”) disorders. We currently have two key assets:

(1) Fanapt® (iloperidone), an atypical antipsychotic compound approved in the U.S. for the treatment of schizophrenia and being marketed in the U.S. by Novartis Pharma AG. We are entitled to a royalty of 8-10% on U.S. net sales of Fanapt (including a royalty of 2.5% of U.S. net sales that is owed to a third party).

(2) Probuphine™, a slow release implant formulation of buprenorphine that is capable of maintaining a stable, round the clock blood level of the medicine in patients for six months following a single treatment. Probuphine is in Phase 3 clinical development for the treatment of opioid addiction with efficacy already demonstrated in two controlled Phase 3 clinical studies and a good safety and tolerability profile in all trials.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Titan Pharmaceuticals, Inc. and its subsidiaries after elimination of all significant intercompany accounts and transactions. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or any future interim periods.

The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development, clinical trials, the regutatory process, and administrative activities. We believe that our working capital at June 30, 2011, together with the revenues from royalties on the sale of Fanapt, is sufficient to sustain our planned operations to the end of the year.

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

•

Royalties earned are based on third-party sales of licensed products and are recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonably assured. Pursuant to certain license agreements, we earn royalties on the sale of Fanapt™ by Novartis Pharma AG in the U.S. As described in Note 5, Commitments and Contingencies, we are obligated to pay royalties on such sales to Sanofi-Aventis and another third party. As we have no performance obligations under the license agreements, we have recorded the royalties earned, net of royalties we are obligated to pay, as revenue in our consolidated statement of operations.

Research and Development Costs and Related Accrual

Research and development expenses include internal and external costs. Internal costs include salaries and employment-related expenses, facility costs, administrative expenses and allocations of corporate costs. External expenses consist primarily of costs associated with outsourced clinical research organization activities, sponsored research studies, process development and product manufacturing expenses, product registration, patent application and prosecution, and investigator-sponsored trials. We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by clinical research organizations, (“CROs”), and clinical sites. These costs are recorded as a component of research and development expenses. Under our agreements, progress payments are typically made to investigators, clinical sites and CROs. We analyze the progress of the clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

Warrants Issued in Connection with Equity Financing

We generally account for warrants issued in connection with equity financings as a component of equity, unless there is a deemed possibility that we may have to settle warrants in cash. For warrants issued with deemed possibility of cash settlement, we record the fair value of the issued warrants as a liability at each reporting period and record changes in the estimated fair value as a non-cash gain or loss in the Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05 “Presentation of Comprehensive Income” that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 which amends GAAP to conform to the measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments in this ASU change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include the following:

•	Those that clarify the FASB’s intent regarding the application of existing fair value measurement and disclosure requirements; and

•	Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in GAAP). The amendments in this ASU are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. We will evaluate the requirements and do not believe that the adoption of this update will have a material impact on our consolidated financial statements at this time.

In April 2010, the FASB issued ASU No. 2010-17 (“ASU 2010-17”), Revenue Recognition Milestone Method, which provides a new guidance on the use of the milestone method of recognizing revenue for research and development arrangements under which consideration to be received by the vendor is contingent upon the achievement of certain milestones. ASU 2010-17 is effective for fiscal years, and interim periods within such fiscal years, beginning on or after June 15, 2010, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13 (“ASU 2009-13”), Multiple-Deliverable Revenue Arrangements, which eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. ASU 2009-13 is effective in fiscal years beginning on or after June 15, 2010, with earlier application permitted. While we do not expect the adoption of this standard to have a material impact on our financial position or results of operations, this standard may have an impact in the event we enter into future collaborative or multiple-deliverable transactions or modify existing collaborative relationships.

Subsequent Events

We have evaluated events that have occurred after June 30, 2011 and through the date that the financial statements are issued.

2. Stock Plans

The following table summarizes the share-based compensation expense recorded for awards under the stock option plans for the three and six month periods ended June 30, 2011 and 2010:

.	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Research and development	$103	$(45)	$159	$(30)
General and administrative	327	119	410	241

Total share-based compensation expenses	$430	$74	$569	$211

No tax benefit was recognized related to share-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the share-based compensation expense for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six months Ended June 30,
	2011	2010	2011	2010
Weighted-average risk-free interest rate	2.3%	1.4%	2.3%	2.3%
Expected dividend payments	—	—	—	—
Expected holding period (years)[1]	5.4	4.1	5.4	4.2
Weighted-average volatility factor[2]	1.71	1.94	1.71	1.89
Estimated forfeiture rates for options granted to management[3]	23%	23%	23%	23%
Estimated forfeiture rates for options granted to non-management[3]	41%	41%	41%	41%

(1)	Expected holding periods are based on historical data for the three and six months ended June 30, 2010. For the three and six month periods ended June 30, 2011, we used the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla options.”
(2)	Weighted average volatility is based on the historical volatility of our common stock.
(3)	Estimated forfeiture rates are based on historical data.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Based upon the above methodology, the weighted-average fair value of options and awards granted during the three month period ended June 30, 2011 was $1.38. No options or awards were granted during the three month period ended June 30, 2010.

The following table summarizes option activity for the six month period ended June 30, 2011:

(in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Option Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	4,976	$2.29	5.99	$968
Granted	734	1.44
Exercised	—	—
Expired or cancelled	(72)	22.98
Forfeited	(55)	1.77

Outstanding at June 30, 2011	5,583	$1.91	6.83	$3,086

Exercisable at June 30, 2011	3,970	$2.21	6.10	$2,009

As of June 30, 2011 there was approximately $1.6 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 1.8 years.

During the three month period ended June 30, 2011, 180,710 shares of restricted stock were awarded to employees, directors and consultants. The following table summarizes restricted stock activity for the six month period ended June 30, 2011:

(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	139	$0.04	9.3	$167
Awarded	181	—
Exercised or released	(138)	0.04
Cancelled	—	—

Outstanding at June 30, 2011	182	$—	9.8	$330

Vested at June 30, 2011	—	$—	—	$—

As of June 30, 2011 there was approximately $0.2 million of total unrecognized compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted-average period of 0.8 years.

3. Net Loss Per Share

We calculate basic net loss per share using the weighted average common shares outstanding for the periods presented. Diluted net income per share would include the impact of other dilutive equity instruments, primarily our options and warrants. For the periods ended June 30, 2011 and 2010, options and warrants totaled 18.8 million and 11.9 million shares, respectively. We reported net losses for the periods presented and, therefore, options and warrants were excluded from the calculation of diluted net loss per share as they were anti-dilutive.

4. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. The only component of other comprehensive income or loss is unrealized gains and losses on our marketable securities. Comprehensive losses for the three and six month periods ended June 30, 2011 were $7.0 million and $11.5 million, respectively, and for the three and six month periods ended June 30, 2010 were $1.8 million and $2.2 million, respectively.

5. Commitments and Contingencies

Financing Agreements

        On March 15, 2011, we entered into several agreements with entities affiliated with Deerfield Management, a healthcare investment fund (collectively, “Deerfield”); pursuant to which Deerfield agreed to provide $20.0 million in funding to us. The agreements were funded on April 5, 2011 and $7.7 million of the proceeds were used to repay our outstanding indebtedness to Oxford Capital Financing (“Oxford”). Pursuant to the terms of a facility agreement, we issued promissory notes to Deerfield in the aggregate principal amount of $20.0 million. The loan bears interest at 8.5% per annum, payable quarterly, and the facility is repayable over five years, with 10% of the principal amount due on the first anniversary, 15% due on the second anniversary, and 25% due on each of the next three anniversaries. We paid Deerfield a facility fee of $500,000. The facility is secured by our assets and has a provision for pre-payment. Deerfield has the option to have the loan repaid at 110% of the principal amount in the event we complete a major transaction, which includes, but is not limited to, a merger or sale of our company or the sale of Fanapt or Probuphine. Under a royalty agreement, we agreed to pay Deerfield 2.5% of the aggregate royalties on net sales of Fanapt, beginning on the funding date, constituting a portion of the royalty revenue we receive from Novartis. The agreements with Deerfield also provide us with the option to repurchase the royalty rights for $40.0 million. Deerfield received six-year warrants to purchase 6,000,000 shares of common stock at an exercise price of $1.57 per share.

The $20.0 million note was recorded at its face value less a note discount consisting of $3.0 million, a $500,000 loan fee, and the $7.1 million fair value of the associated warrants. The note discount totaling $8.9 million is being amortized using the interest method. The effective annual interest rate on the note is 33% based on the note discount amortization, stated interest rate and note term. The $3.0 million received under the Royalty Sales Agreement (RSA) was recorded as a loan in accordance with appropriate accounting guidance. Interest on the loan will be recorded using the interest method based on the estimated future royalties expected to be paid under the RSA. The current effective annual interest rate on the loan is 58.2%.

In September 2010, we amended our loan and security agreement with Oxford pursuant to which we received a 39 month term loan in the principal amount of $5.0 million bearing interest at the rate of 13% per annum. We paid Oxford an initial facility fee of $125,000 and were obligated to make a final payment fee of $300,000. Commencing in October 2010, the loan was repayable in monthly interest payments of $54,167 through July 2011 followed by monthly interest and principal installments of $196,108 commencing in August 2011 through January 2014. The loan was secured by our assets and had a provision for pre-payment. We also issued to Oxford, in connection with the loan and security agreement, five-year warrants to purchase 287,356 shares of our common stock at an exercise price of $0.87 per share. The relative fair value attributable to the warrants of $254,580 was recorded as a discount to the debt and corresponding credit to additional paid-in capital. The debt discount was amortized to interest expense. The Oxford indebtedness was repaid on April 5, 2011 with proceeds from the Deerfield transaction.

In December 2009, we entered into a loan and security agreement with Oxford pursuant to which we received a three-year term loan in the principal amount of $3,000,000 that bears interest at the rate of 13% per annum. We paid Oxford an initial facility fee of $60,000 and were obligated to make a final payment fee of $180,000. Commencing in January 2010, the loan was repayable in monthly interest payments of $32,500 through June 2010 followed by monthly interest and principal installments of $117,625 commencing in July 2010 through December 2012. The loan was secured by our assets and had a provision for pre-payment. We also issued to Oxford, in connection with the loan and security agreement, five-year warrants to purchase 42,254 shares of our common stock at an exercise price of $2.13 per share. The relative fair value attributable to the warrants of $88,995 was recorded as a discount to the debt and corresponding credit to additional paid-in capital. The debt discount was amortized to interest expense. The Oxford indebtedness was repaid on April 5, 2011 with proceeds from the Deerfield transaction.

Royalty Payments

In 1997, we entered into an exclusive license agreement with Sanofi-Aventis SA (formerly Hoechst Marion Roussel, Inc.). The agreement gave us a worldwide license to the patent rights and know-how related to the antipsychotic agent Fanapt (iloperidone), including the ability to develop, use, sublicense, manufacture and sell products and processes claimed in the patent rights. Upon commercialization of the product, the license agreement provides that we will pay royalties based on net sales. Net sales of Fanapt by Novartis during the three month period ended June 30, 2011 and 2010 were approximately $7.5 million and $0.7 million, respectively, and we were obligated to pay royalties of approximately $1.1 million and $0.1 million to Sanofi-Aventis on June 30, 2011 and 2010, respectively, which were included in Receivables and Accounts Payable on the Condensed Consolidated Balance Sheets.

6. Warrant Liability

In March 2011, we issued warrants in connection with a financing agreement with several entities affiliated with Deerfield (see Note 5). The terms of the warrants require shares to be delivered upon the warrant’s exercise and also require possible cash payments to the warrant holders upon the occurrence of specified major transactions involving our common stock, such as an acquisition of our company. Under appropriate accounting guidance, our potential obligation to cash-settle the warrants if specified major transactions occur is at the option of the holder. As a result, the warrants were classified as liabilities. The fair value of these warrants was $7.1 million at June 30, 2011 and has been estimated based on a Binomial Lattice Option Pricing Model. Changes in the fair value between the initial valuation and the quarter ending June 30, 2011 were recorded in the Condensed Consolidated Statements of Operations at the end of the second quarter.

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

Overview

We are a biopharmaceutical company developing proprietary therapeutics primarily for the treatment of central nervous system (“CNS”) disorders. We currently have two key assets as described below:

•

Fanapt® (iloperidone): An atypical antipsychotic approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of schizophrenia. Novartis Pharma AG (“Novartis”) has acquired the U.S. and Canadian rights to further develop and commercialize the approved oral formulation, which it launched in the U.S. in the first quarter of 2010, and also further develop and potentially commercialize an injectable form of the drug, known as a depot formulation (currently in Phase I/II clinical testing). We are entitled to a royalty of 8-10% of net sales (including a royalty of 2.5% of net sales that is owed to a third party) based on intellectual property claiming iloperidone that we licensed from Sanofi-Aventis. In the U.S. the license covers all formulations of iloperidone through November 2016 (inclusive of a patent extension under the Patent Restoration Act), with a possible additional six month extension upon approval of pediatric indication. Vanda Pharmaceuticals, Inc. (“Vanda”) has the development and commercialization rights to the oral and depot formulations of this product for the rest of the world. Because patent coverage on the compound has now expired in most significant markets outside the U.S. and no patent term extensions are possible since the product was not approved in these countries prior to patent expiration, our royalties on any future sales in such markets will generally be limited. We will review the potential of any royalty revenue on a country by country basis at the time of approval of the product. Following is a list of the remaining countries outside the U.S. where the Sanofi-Aventis patents claiming the compound iloperidone still provide patent protection:

Portugal	September 2011
Lichtenstein	November 2012
Georgia	November 2012
Korea	July 2013
Philippines	May 2014

We do not incur any ongoing expenses associated with this product.

•

Probuphine: A slow release implant formulation of buprenorphine in Phase 3 clinical development for the treatment of opioid addiction that is capable of maintaining around the clock stable blood level of the drug in patients for six months following a single treatment. In July 2011, we announced positive top-line safety and efficacy results of this product in a recently completed confirmatory Phase 3 study. This study, which was partially funded through a $7.6 million grant from the National Institutes of Health (NIH), was conducted at 20 U.S. sites and completed patient enrollment in September 2010, almost three months ahead of schedule. We have previously announced positive safety and efficacy results of this product in other Phase 3 studies including a placebo-controlled Phase 3 study completed in the summer of 2008. We will review all the efficacy and safety data with the FDA during the fall of 2011 and discuss the FDA requirements and NDA submission plans.

The ProNeura long-term drug delivery technology underlying Probuphine has the potential to be used in developing products for the treatment of other chronic conditions where maintaining stable, round the clock blood levels of a drug can benefit the patient and improve medical outcomes. In August 2010, we were awarded a two year $0.5 million grant by the NIH under the Small Business Innovation Research (“SBIR”) program to conduct non-clinical studies in a model of Parkinson’s disease using previously approved dopamine agonists and the ProNeura drug delivery technology. The non-clinical studies are in progress and the NIH has approved funding for the second year of the grant. Results of this study are expected by year end 2011. We have also licensed certain rights from the University of Iowa to potentially use gallium maltolate for the treatment of chronic bacterial infections.

Recent Accounting Pronouncements

See Note 1 to the accompanying unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations for the Three and Six Months Ended June 30, 2011 and June 30, 2010

Our net loss for the three month period ended June 30, 2011 was approximately $7.0 million, or approximately $0.12 per share, compared to our net loss of approximately $1.8 million, or approximately $0.03 per share, for the comparable period in 2010. Our net loss for the six month period ended June 30, 2011 was approximately $11.5 million, or approximately $0.19 per share, compared to our net loss of approximately $2.2 million, or approximately $0.04 per share, for the comparable period in 2010.

We generated royalty revenues during the three and six month periods ended June 30, 2011 of approximately $0.6 million and $1.3 million, respectively. We generated royalty revenues during the three and six month periods ended June 30, 2010 of approximately $0.1 million and $1.7 million, respectively. We generated grant revenues during the three and six month periods ended June 30, 2011 of approximately $0.1 million and $0.3 million, respectively. We generated grant revenues during the three and six month periods ended June 30, 2010 of approximately $1.3 million and $2.0 million, respectively. We generated no revenues from licensing agreements during the three and six month periods ended June 30, 2011 compared to no revenues from licensing agreements during the comparable three month period in 2010 and approximately $11,000 for the comparable six month period in 2010. Royalty revenues during the three and six month periods ended June 30, 2011 consisted of royalties on sales of Fanapt. Grant revenues during the three and six month periods ended June 30, 2011 consisted of proceeds from the NIH grants related to our Probuphine and ProNeura programs.

Research and development expenses for the three month period ended June 30, 2011 were approximately $3.9 million, compared to approximately $2.1 million for the comparable period in 2010, an increase of $1.8 million, or 86%. Research and development expenses for the six month period ended June 30, 2011 were approximately $7.7 million, compared to approximately $3.7 million for the comparable period in 2010, an increase of $4.0 million, or 108%. The increase in research and development costs during the three and six month periods ended June 30, 2011 was primarily associated with an increase in external research and development expenses associated with the ongoing Phase 3 clinical trials related to our Probuphine product. External research and development expenses include direct expenses such as CRO charges, investigator and review board fees, patient expense reimbursements and contract manufacturing expenses. During the three and six month periods ended June 30, 2011, external research and development expenses relating to our Probuphine product development program were approximately $3.1 million and $6.1 million, respectively. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three month period ended June 30, 2011 were approximately $0.9 million, compared to approximately $1.0 million for the comparable period in 2010, a decrease of $0.1 million, or 10%. General and administrative expenses for the six month period ended June 30, 2011 were approximately $1.7 million, compared to approximately $1.9 million for the comparable period in 2010, a decrease of $0.2 million, or 11%. The decrease in general and administrative expenses during the three month period ended June 30, 2011 was primarily related to decreases in legal fees of approximately $0.3 million and consulting and professional fees of approximately $0.1 million. This was offset in part by increases in non-cash stock compensation costs of approximately $0.2 million and employee-related costs of approximately $0.1 million. The decrease in general and administrative expenses during the six month period ended June 30, 2011 was primarily related to decreases in consulting and professional fees of approximately $0.4 million and legal fees of approximately $0.2 million. This was offset in part by increases in non-cash stock compensation costs of approximately $0.2 million, employee-related costs of $0.1 million, and facilities and other administrative costs of approximately $0.1 million.

Net other expense for the three month period ended June 30, 2011 was approximately $2.8 million, compared to approximately $0.1 million in the comparable period in 2010. Net other expense for the six month period ended June 30, 2011 was approximately $3.7 million compared to approximately $0.2 million in the comparable period in 2010. The increases in net other expense during the three month period ended June 30, 2011, was primarily related to interest expense of approximately $1.0 million on the Deerfield loans and a $1.6 million non-cash loss related to increases in the fair value of the Deerfield warrants. The increase in net other expense during the six month period ended June 30, 2011, was primarily related to interest expense of approximately $1.1 million on the Deerfield loans, a $1.6 million non-cash loss related to increases in the fair value of the Deerfield warrants and $0.7 million of interest expense related to the Oxford loans.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At June 30, 2011, we had working capital of approximately $2.5 million compared to a working capital deficit of approximately $0.7 million at December 31, 2010.

Our operating activities used approximately $9.0 million during the six months ended June 30, 2011. This consisted primarily of the net loss for the period of approximately $11.5 million, $0.5 million related to increases in accounts receivable, which includes approximately $1.1 million which will have to be paid to Sanofi-Aventis for royalties earned on sales of Fanapt, and $0.6 million related to increases in prepaid expenses and other assets. This was offset in part by non-cash charges of approximately $0.6 million related to share-based compensation expenses, $0.8 million related to the amortization of warrants issued to Deerfield, $1.6 million related to non-cash losses on increases in the fair value of warrants issued to Deerfield, and approximately $0.7 million related to increases in accounts payable and other accrued liabilities. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses. Our license agreements with Sanofi-Aventis and MIT require us to pay royalties on future product sales. In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent-related costs, annual minimum license fees, meeting project-funding milestones and diligent efforts in product development. The aggregate commitments we have under these agreements, including minimum license payments, for the next 12 months is approximately $100,000.

Net cash used by investing activities of approximately $56,000 during the six months ended June 30, 2011 consisted of approximately $58,000 related to purchases of office equipment. This was offset in part by approximately $2,000 related to the disposal of office equipment.

Net cash provided by financing activities of approximately $11.9 million during the six month periods ended June 30, 2011 consisted of approximately $19.5 million of net proceeds from the Deerfield transaction. This was offset by payments of approximately $7.6 million to repay our outstanding loans with Oxford.

On March 15, 2011, we entered into several agreements with entities affiliated with Deerfield pursuant to which Deerfield agreed to provide $20.0 million in funding to the Company. Funding occurred on April 5, 2011. Pursuant to the terms of a facility agreement, we issued Deerfield promissory notes in the aggregate principal amount of $20.0 million. The loan bears interest at

8.5% per annum, payable quarterly, and the facility is repayable over five years, with 10% of the principal amount due on the first anniversary, 15% due on the second anniversary, and 25% due on each of the next three anniversaries. We paid Deerfield a facility fee of $0.5 million. The facility is secured by our assets and has a provision for pre-payment. Deerfield has the right to have the loan repaid at 110% of the principal amount in the event we complete a major transaction, which includes, but is not limited to, a merger or sale of our company or the sale of Fanapt or Probuphine. Under a royalty agreement, in exchange for $3.0 million that was recorded as debt, we agreed to pay Deerfield 2.5% of the aggregate royalties on net sales of Fanapt, subsequent to the funding date, constituting a portion of the royalty revenue we receive from Novartis. The agreements with Deerfield also provide us with the option to repurchase the royalty rights for $40.0 million.

On April 5, 2011, we used approximately $7.7 million of proceeds from the Deerfield funding to repay Oxford in full, including final payments aggregating $480,000.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development, clinical trials, the regulatory process, and administrative activities. We believe that our working capital at June 30, 2011, together with the revenues from royalties on the sale of Fanapt, is sufficient to sustain our planned operations to the end of the year. The inclusion of the FDA-required additional primary analysis delayed the results of the Phase 3 study. Because of this delay in our timeline, we may need to raise additional financing during the fourth quarter of this year.

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

Disclosure Controls and Procedures

Our President, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2011, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TITAN PHARMACEUTICALS, INC.

Dated: August 15, 2011	By:	/S/ SUNIL BHONSLE
	Name:	Sunil Bhonsle
	Title:	President (Principal Executive and Principal Financial Officer)