Form 10-K
period 2011-12-31
TITAN PHARMACEUTICALS INC
filed 2012-03-15
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition or “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 57,982,680 shares of voting and non-voting common equity held by non-affiliates of the registrant based on the closing price on June 30, 2011 was $105.5 million.

As of March 9, 2012, 59,386,542 shares of common stock, $.001 par value, of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K or in the documents incorporated by reference herein may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking terminology such as “may,” “expects,” “believes,” “anticipates,” “intends,” “expects,” “projects,” or similar terms, variations of such terms or the negative of such terms. Forward-looking statements are based on management’s current expectations. Actual results could differ materially from those currently anticipated due to a number of factors, including but not limited to, uncertainties relating to financing and strategic agreements and relationships; difficulties or delays in the regulatory approval process; uncertainties relating to sales, marketing and distribution of our drug candidates that may be successfully developed and approved for commercialization; adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product development or commercialization; dependence on third party suppliers; the uncertainty of protection for our patents and other intellectual property or trade secrets; and competition.

We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based.

References herein to “we,” “us,” “Titan,” and “our company” refer to Titan Pharmaceuticals, Inc. [and its subsidiaries] unless the context otherwise requires.

Probuphine™ and ProNeura™ are trademarks of our company. This Annual Report on Form 10-K also includes trade names and trademarks of companies other than Titan.

Item 1.	Business

Overview

Our principal asset is Probuphine™, the first slow release implant formulation of buprenorphine, designed to maintain a stable, round the clock blood level of the medicine in patients for six months following a single treatment. Daily treatment of opioid dependence with sublingual buprenorphine formulations is already a $1+ billion market in the U.S., and a transdermal formulation for the treatment of chronic pain entered the U.S. market in 2011. Probuphine is being developed for the treatment of opioid dependence with the potential to enhance patient compliance to medication, and limit diversion and accidental use of the daily dosed formulations. In October 2011, we had a Pre-New Drug Application meeting with the U.S. Food and Drug Administration (the “FDA”) that provided clear guidance on the requirements for submitting a New Drug Application (“NDA”). The clinical development program is now complete and preparation of the NDA is in process. At the request of the FDA, we are conducting additional analytical testing of the ethylene vinyl acetate (an inactive co-polymer in Probuphine) and the final product, Probuphine, in order to complete full characterization and establish ‘in-use’ stability. We have also commenced a program with our contract manufacturer to scale-up the manufacturing process for commercial production. We expect to complete these steps and be in a position to submit the NDA in the third quarter of 2012. Our goal is to enter into one or more partnerships with capable pharmaceutical companies to commercialize Probuphine in the U.S. and foreign markets, as well as to potentially develop the product for the treatment of chronic pain.

Probuphine is the first product to utilize ProNeura™, our novel, proprietary, long-term drug delivery technology. Our ProNeura technology has the potential to be used in developing products for the treatment of other chronic conditions, such as Parkinson’s disease, where maintaining stable, round the clock blood levels of a drug can benefit the patient and improve medical outcomes.

Under a sublicense agreement with Novartis Pharma AG (“Novartis”), we are entitled to royalty revenue of 8-10% of net sales of Fanapt® (iloperidone), an atypical antipsychotic compound being marketed in the U.S. by Novartis for the treatment of schizophrenia, based on a licensed U.S. patent that expires in April 2017 (inclusive of a six month pediatric extension). We have entered into several agreements with Deerfield Management (“Deerfield), a healthcare investment fund, which entitle Deerfield to most of the future royalty revenues related to Fanapt in exchange for cash and debt considerations, the proceeds from which we have been using to advance the development of Probuphine and for general corporate purposes. We have retained a portion of the royalty revenue from the net sales of Fanapt in excess of specified annual threshold levels; however, based on sales levels to date, it is unlikely that we will receive any revenue from Fanapt in the next several years, if ever.

We operate in only one business segment, the development of pharmaceutical products.

Our Products

Probuphine

We are developing Probuphine for the treatment of opioid dependence. Probuphine is the first product specifically designed for the long-term treatment of opioid dependence and it utilizes ProNeura, our novel, proprietary, long-term drug delivery technology. (see “Continuous Drug Delivery Technology” below). Probuphine is designed to maintain a stable, round the clock blood level of the drug buprenorphine, an approved agent for the treatment of opioid dependence. If approved, Probuphine is expected to provide six months of medication following a single treatment. Probuphine has been shown to be effective with an acceptable safety profile in the following clinical studies:

•

Two six-month, double-blind, placebo-controlled safety and efficacy trials; one of which included an open label, active control (Suboxone). In both studies, Probuphine demonstrated superiority to placebo implants, and in the second study, established non-inferiority in comparison to Suboxone.

•	Two six-month, open-label re-treatment safety trials; and

•	A pharmacokinetic (relative bioavailability) safety study.

The goal of any therapy for an addictive disorder is to reduce the use of the substance over time and to engage the patient in treatment long enough for therapeutic gains to be consolidated. In a clinical study, the effectiveness of a treatment for opioid dependence is primarily evaluated by testing a patient’s urine samples for the presence of illicit opioids over the treatment period. In both placebo-controlled Phase 3 studies of Probuphine, every participant was required to provide urine samples three times a week, essentially on alternate days. Any missed sample was considered a positive result (i.e. urine testing positive for illicit opioid). In these studies, the primary effectiveness of the treatment with Probuphine (i.e. the primary endpoint) was established by comparing the negative urine results (i.e. urine testing negative for illicit opioid) between the Probuphine and placebo arms using a statistical technique, specifically ‘the cumulative distribution function of negative urines’, which basically performs a comparative analysis on the relative proportions of negative urines between treatment groups over the time period of treatment. The patients in the Probuphine arm showed clinically meaningful and a statistically significant difference in the negative urines as compared to the placebo arm in both studies, i.e. the Probuphine patients had statistically more negative results than the placebo arm, demonstrating that the treatment with Probuphine was successful in reducing their usage of illicit opioids as compared to the treatment with placebo. These favorable results for Probuphine were also confirmed by a significant difference over the placebo arm in other secondary measures such as retention in treatment, withdrawal symptoms and craving for opioids, all of which are monitored by clinicians to see if a treatment is providing clinically meaningful benefit to the patients.

Results for the first double-blind, placebo-controlled safety and efficacy study have been published in the Journal of the American Medical Association (JAMA, October 2010).

Patients who completed the controlled studies were eligible for enrollment in the six-month re-treatment studies, which provided data on up to one full year of treatment. The pharmacokinetic safety study has provided important data on the level of buprenorphine in the blood during the treatment period and gives a good profile of the safety of Probuphine. Data from all of these studies was presented at the International Society of Addiction Medicine Annual Meeting in November 2008 and September 2011, the American Society of Addiction Medicine Annual Meeting in May 2009 and American Society of Addiction Medicine Education Forum in October 2011, and the American College of Neuropharmacology in November 2009.

These studies are part of a registration directed program intended to obtain marketing approval of Probuphine for the treatment of opioid dependence in the U.S. and in Europe. We met with the FDA in October 2011 for a pre-NDA meeting and reviewed the clinical development program as well as the chemistry, manufacturing and controls (“CMC”) aspects of the NDA. Based on this interaction we believe we do not need to conduct any additional clinical studies prior to submitting the NDA and we have commenced the final activities in the CMC area that are necessary to obtain the remaining information while also beginning the preparation of the NDA, which we hope to submit in the third quarter of 2012.

Continuous Drug Delivery Technology

Our continuous drug delivery system consists of a small, solid rod made from a mixture of ethylene-vinyl acetate (“EVA”) and a drug substance. The resulting product is a solid matrix that is placed subcutaneously, normally in the upper arm in a simple office procedure, and is removed in a similar manner at the end of the treatment period. The drug substance is released slowly, at continuous levels, through the process of dissolution. This results in a constant rate of release similar to intravenous administration. We believe that such long-term, linear release characteristics are desirable by avoiding peak and trough level dosing that poses problems for many Central Nervous System (“CNS”) and other therapeutic agents.

Our continuous drug delivery technology was developed to address the need for a simple, practical method to achieve continuous long-term drug delivery, and potentially can provide controlled drug release on an outpatient basis over extended periods of up to 6-12 months. In addition to Probuphine, which is our first product in clinical testing to utilize our proprietary continuous drug delivery technology, we continue to seek opportunities to develop this drug delivery technology for other potential treatment applications in which conventional treatment is limited by variability in blood drug levels and poor patient compliance (e.g. treatment of Parkinson disease with dopamine agonists). Titan was awarded a $0.5 million SBIR grant in August 2010 to conduct non-clinical studies with long-term delivery of dopamine agonists and this data is expected to be available in the second quarter of 2012.

Fanapt® (iloperidone)

Fanapt (iloperidone) is an atypical antipsychotic approved by the FDA for the treatment of schizophrenia currently being marketed by Novartis in the U.S. Under a sublicense agreement with Novartis, we are entitled to a royalty of 8-10% of net sales, based on a U.S. patent that we licensed from Sanofi-Aventis. The U.S. patent expires in April 2017 (including a six-month pediatric extension). Vanda Pharmaceuticals, Inc. (“Vanda”) owns the development and commercialization rights to the oral and depot formulations of this product for the rest of the world. However, because patent coverage on the compound has now expired in the significant markets outside of the U.S. and no patent term extensions are possible since the product was not approved in these countries prior to patent expiration, we do not expect any royalties on any future sales in such markets.

We have entered into several agreements with Deerfield, which entitle Deerfield to most of the future royalty revenues related to Fanapt in exchange for cash and debt considerations, the proceeds of which have been, and are continuing to be, used to advance the development of Probuphine and for general corporate purposes. We have retained a portion of the royalty revenue from net sales of Fanapt in excess of specified annual threshold levels; however, based on sales levels to date, it is unlikely that we will receive any revenue from Fanapt in the next several years, if ever. We do not incur any ongoing expenses associated with this product.

License Agreements

We are a party to several agreements with companies and universities for the performance of research and development activities and for the acquisition of licenses relating to such activities. Expenses under these agreements totaled approximately $36,000, $61,000 and $86,000 in the years ended December 31, 2011, 2010 and 2009, respectively.

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

In November 1997, we granted a worldwide sublicense, exclusive of Japan, to Novartis under which Novartis continued, at its expense, all further development of iloperidone. In April 2001, that sublicense was extended to include Japan. Under this agreement, Novartis agreed to pay Titan a royalty on future net sales of the product equal to 8% of annual worldwide net sales up to $200 million and 10% of annual worldwide net sales above $200 million, in addition to royalty payments owed by us to Sanofi-Aventis. In June 2004, Novartis granted Vanda the worldwide rights to develop and commercialize iloperidone.

In October 2009, Vanda and Novartis amended and restated their sub-license agreement whereby Novartis acquired the U.S. and Canadian rights to commercialize Fanapt, the oral formulation of iloperidone approved in the U.S. Novartis also acquired the U.S. and Canadian development and commercialization rights to the depot formulation previously under development by Vanda and retained the right of first negotiation to co-market Fanapt and the depot formulation in the rest of the world. All of our rights and economic interests in iloperidone, including royalties on sales, remained essentially unchanged under these agreements.

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

We hold a license from Sanofi-Aventis under certain issued U.S. patents and certain issued foreign patents relating to iloperidone and its methods of use in the treatment of psychiatric disorders, psychotic disorders and analgesia. The term of the U.S. patent that covers certain aspects of our iloperidone product expires in April 2017, inclusive of a six month extension possible for approval of pediatric indication. Limited foreign patent protection remains in Lichtenstein, Georgia, Korea and the Philippines.

We are the licensee from the University of Iowa Research Foundation (“UIRF”) of two issued U.S. patents (expiring in 2016) relating to methods of use of gallium compounds to inhibit the growth of P. aeruginosa, and the treatment of infections by pathogens causing chronic pulmonary infection. We are also the licensee from UIRF of certain rights to patent applications covering the use of gallium complexes in preventing and also treating bacterial biofilm-based infections, for which patents have issued in South Africa and Mexico and prosecution in the U.S., Canada, Europe, Australia, New Zealand and some Asian countries continues.

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

With respect to Probuphine, Reckitt Benckiser Group, PLC, markets globally a sublingual buprenorphine product (tablet and film formulations) for the treatment of opioid dependence. This product (Subutex®, Suboxone®) which is administered daily, will compete with our six-month implantable product for treating opioid dependence. Other forms of buprenorphine are also in development by other companies, including intramuscular injections, buccal delivery and intranasally delivered buprenorphine, which also might compete with our product. In 2010, Alkermes, Inc. received FDA approval to market Vivitrol®, a one month depot injection of naltrexone as a maintenance treatment for opioid dependent patients who have successfully achieved abstinence. We are aware of one month depot formulations of buprenorphine in early clinical development for the treatment of opioid dependence, but we are not aware of any six-month formulations being developed other than Probuphine.

Manufacturing

The manufacturing of Probuphine has primarily been conducted at DPT Laboratories, Inc., and we are in the process of expanding the manufacturing facility at this contract manufacturer to establish commercial scale capability to support the potential market launch of Probuphine, and ongoing demand following potential approval by the FDA.

Government Regulation

In order to obtain FDA approval of a new drug, a company generally must submit proof of purity, potency, safety and efficacy, among other regulatory standards. In most cases, such proof entails extensive clinical and pre-clinical laboratory tests.

The procedure for obtaining FDA approval to market a new drug involves several steps. Initially, the manufacturer must conduct pre-clinical animal testing to demonstrate that the product does not pose an unreasonable risk to human subjects in clinical studies. Upon completion of such animal testing, an Investigational New Drug (“IND”) application must be filed with the FDA before clinical studies may begin. An IND application consists of, among other things, information about the proposed clinical trials. Among the conditions for clinical studies and IND approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to current Good Manufacturing Practices (“cGMP”), which must be followed at all times. Once the IND is approved (or if the FDA does not respond within 30 days), the clinical trials may begin.

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

Employees

At December 31, 2011, we had 12 full-time employees and several consultants.

Item 1A.	Risk Factors

We do not have the financial or other resources to complete the regulatory approval process or commercialize any product and may not be able to obtain the necessary financing and other resources.

At December 31, 2011, we had cash of approximately $5.4 million, which we believe is sufficient to fund our planned operations into the second quarter of 2012. We will require additional financing in order to complete preparation of the NDA and the regulatory process and seek approval to commercialize Probuphine, for which financing may not be available on acceptable terms, if at all. Furthermore, we do not have the financial or other resources necessary to commercialize any product and will need either to enter into a corporate partnership or licensing arrangement or raise the substantial funds required to establish our own sales, marketing and distribution capabilities in order to commercialize Probuphine (or any other product we may successfully develop) in the event regulatory approval is obtained. There can be no assurance that we will be able to enter into any such partnership or arrangement or raise such funds on acceptable terms, if at all.

We must comply with extensive government regulations.

The research, development, manufacture labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of pharmaceutical products are subject to an extensive regulatory approval process by the FDA in the U.S. and comparable health authorities in foreign markets. The process of obtaining required regulatory approvals for drugs is lengthy, expensive and uncertain. Approval policies or regulations may change and the FDA and foreign authorities have substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Regulatory approval may entail limitations on the indicated usage of a drug, which may reduce the drug’s market potential. Even if regulatory clearance is obtained, post-market evaluation of the products, if required, could result in restrictions on a product’s marketing or withdrawal of the product from the market, as well as possible civil and criminal sanctions. Our business will be seriously harmed if our regulatory submissions are delayed or we cancel plans to make submissions for proposed products for any reason.

Probuphine may not receive FDA approval.

Probuphine, which has completed Phase 3 clinical development and is in the NDA preparation stage, will require significant further capital expenditures and regulatory clearances prior to commercialization. Even if we are able to obtain the requisite funding to complete the NDA submission and regulatory process, the FDA can delay, limit or deny approval of the product for many reasons, including:

•	we may be unable to demonstrate to the satisfaction of the FDA that a product candidate is safe and effective for any indication;

•	the FDA may disagree with our interpretation of data from non-clinical studies or clinical trials;

•	we may be unable to demonstrate that the product’s clinical and other benefits outweigh any safety or other perceived risks;

•	the FDA may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we, or our collaborators, contract; or

•	the approval policies or regulations of the FDA may significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs in development, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. Any delay in obtaining, or inability to obtain, applicable FDA approval would prevent commercialization of Probuphine in the U.S. and would materially adversely impact our business and prospects.

If any product candidate that we successfully develop does not achieve broad market acceptance among physicians, patients, healthcare payors and the medical community, the revenues that it generates from their sales will be limited.

Even if Probuphine or any other product candidate receives regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any approved products will depend on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;

•	the clinical indications for which the product is approved;

•	acceptance by physicians, operators of hospitals and clinics and patients of the product as a safe and effective product;

•	the potential and perceived advantages of the product over alternative treatments;

•	the safety of the product in broader patient groups, including its use outside of approved indications;

•	the cost of treatment in relation to alternative treatments;

•	the availability of adequate reimbursement and pricing by third parties and government authorities;

•	the prevalence and severity of adverse events;

•	the effectiveness of sales and marketing efforts; and

•	unfavorable publicity relating to the product.

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals and clinics, healthcare payors and patients, we may not generate significant revenue from such products.

We must comply with extensive government regulations.

The development, manufacture, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of pharmaceutical products are subject to an extensive regulatory approval process by the FDA in the U.S. and comparable health authorities in foreign markets. The process of obtaining required regulatory approvals for drugs is lengthy, expensive and uncertain. Approval policies or regulations may change and the FDA and foreign authorities have substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Regulatory approval may entail limitations on the indicated usage of a drug, which may reduce the drug’s market potential. Even if regulatory clearance is obtained, post-market evaluation of the products, if required, could result in restrictions on a product’s marketing or withdrawal of the product from the market, as well as possible civil and criminal sanctions. Our business will be seriously harmed if our regulatory submissions are delayed or we cancel plans to make submissions for proposed products for any reason.

We face risks associated with third parties conducting preclinical studies and clinical trials of our products; as well as our dependence on third parties to manufacture any products that we may successfully develop.

We depend on third-party laboratories and medical institutions to conduct preclinical studies and clinical trials for our products and other third-party organizations to perform data collection and analysis, all of which must maintain both good laboratory and good clinical practices. We also depend upon third party manufacturers for the production of any products we may successfully develop to comply with current Good Manufacturing Practices of the FDA, which are similarly outside our direct control. If third party laboratories and medical institutions conducting studies of our products fail to maintain both good laboratory and clinical practices, the studies could be delayed or have to be repeated. Similarly, if the manufacturers of any products we develop in the future fail to comply with current Good Manufacturing Practices of the FDA, we may be forced to cease manufacturing such product until we have found another third party to manufacture the product.

We face risks associated with product liability lawsuits that could be brought against us.

Our clinical liability insurance coverage may not be sufficient to cover claims that may be made against us in the event that the use or misuse of our product candidates causes, or merely appears to have caused, personal injury or death. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources or destroy the prospects for commercialization of the product which is the subject of any such claim.

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

As a company with a limited number of personnel, we are highly dependent on the services of our executive management and scientific staff, in particular Sunil Bhonsle and Marc Rubin, our President and Executive Chairman, respectively, and our Executive Vice President and Chief Development Officer, all of whom are parties to employment agreements with us. The loss of one or more of such individuals could substantially impair ongoing research and development programs and could hinder our ability to obtain corporate partners. Our success depends in large part upon our ability to attract and retain highly qualified personnel. We compete in our hiring efforts with other pharmaceutical and biotechnology companies, as well as universities and nonprofit research organizations, and we may not be successful in our efforts to attract and retain personnel.

Our stock price has been and will likely continue to be volatile.

Our stock price has experienced substantial fluctuations and could continue to fluctuate significantly due to a number of factors, including:

•	variations in our anticipated or actual operating results or prospects;

•	sales of substantial amounts of our common stock;

•	announcements about us or about our competitors, including introductions of new products;

•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

•	conditions in the pharmaceutical or biotechnology industries;

•	governmental regulation and legislation; and

•	change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

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

At December 31, 2011, we had federal net operating loss and tax credit carryforwards of $220.9 million and $7.6 million, respectively, and state net operating loss and tax credit carryforwards of $147.2 million and $7.4 million, respectively. Current federal and state tax laws include substantial restrictions on the utilization of net operating loss and tax credits in the event of an ownership change. We have performed a change of ownership analysis through December 31, 2011 and, accordingly, all of our net operating loss and tax credit carryforwards are available to offset future taxable income, if any.

Our stockholder rights plan may discourage or prevent a potential takeover, even if such a transaction would be beneficial to our stockholders.

In December 2011, our board of directors adopted a stockholder rights plan which provides for the potential issuance of dilutive junior preferred stock in the event of the acquisition or proposed acquisition of 15% or more of our outstanding common stock, which acquisition has not been approved by our board of directors.

While we believe that our stockholder rights plan enables our board of directors to maximize stockholder value, it may have the effect of delaying or preventing a change of control, even under circumstances that some stockholders may consider beneficial.

Item 2.	Properties

Our executive offices are located in approximately 9,255 square feet of office space in South San Francisco, California that we occupy under a three-year operating lease expiring in June 2013.

Item 3.	Legal Proceedings

We are currently not a party to any material legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Price Range of Securities

From December 2008 to June 2010, our common stock was quoted on the OTC Pink Sheets system maintained by Pink OTC Markets Inc. under the symbol TTNP.PK. The Pink Sheets market is extremely limited and any prices quoted may not have been a reliable indication of the value of our common stock. Since June 2, 2010, our common stock has been quoted on the OTC Bulletin Board under the symbol TTNP.OB.

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

	High	Low
Fiscal 2011
Fourth Quarter	$1.78	$1.06
Third Quarter	$2.08	$1.30
Second Quarter	$2.22	$1.30
First Quarter	$1.81	$1.17

Fiscal 2010
Fourth Quarter	$1.49	$0.99
Third Quarter	$1.20	$0.87
Second Quarter	$1.86	$0.92
First Quarter	$2.49	$1.70

(b) Approximate Number of Equity Security Holders

As of March 9, 2012, there were approximately 142 record holders of our common stock.

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

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) the AMEX Market Index, and (ii) a peer group index consisting of companies reporting under the Standard Industrial Classification Code 2834 (Pharmaceutical Preparations). The graph assumes $100 invested on December 31, 2006 and assumes dividends reinvested. Measurement points are at the last trading day of the fiscal years ended December 31, 2007, 2008, 2009, 2010 and 2011. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$4,068	$10,093	$79	$73	$24
Operating expenses:
Research and development	11,206	12,855	2,456	16,235	12,244
General and administrative	3,368	3,263	3,438	9,756	6,213
Other income (expense), net	(4,697)	(809)	(71)	484	786

Net loss	(15,203)	(6,834)	(5,886)	(25,434)	(17,647)
Gain on retirement of preferred stock upon dissolution of subsidiary	—	1,241	—	—	—

Net loss applicable to common stockholders	$(15,203)	$(5,593)	$(5,886)	$(25,434)	$(17,647)

Basic and diluted net loss per common share	$(0.26)	$(0.09)	$(0.10)	$(0.44)	$(0.41)
Shares used in computing:
Basic and diluted net loss per common share	59,324	59,248	58,473	58,285	42,998

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash	$5,406	$3,180	$3,300	$4,672	$30,016
Working capital	4,839	(706)	2,069	2,759	26,200
Total assets	10,217	4,752	3,726	5,668	30,844
Total stockholders’ (deficit) equity	(20,079)	(6,053)	(1,448)	1,793	25,347

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You can identify forward-looking statements by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described under Item 1A “Risk Factors.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. Please see “Note Regarding Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.

Overview

Our principal asset is Probuphine™, the first slow release implant formulation of buprenorphine, designed to maintain a stable, round the clock blood level of the medicine in patients for six months following a single treatment. Daily treatment of opioid dependence with sublingual buprenorphine formulations is over a $1 billion market in the U.S., and a transdermal formulation of buprenorphine for the treatment of chronic pain entered the U.S. market in 2011. Probuphine is being developed for the treatment of opioid dependence with the potential to enhance patient compliance to medication, and limit diversion and accidental use of the daily dosed formulations. In October 2011, we had a Pre-New Drug Application meeting with the U.S. Food and Drug Administration (the “FDA”) that provided clear guidance on the requirements for submitting a New Drug Application (“NDA”). The clinical development program is now complete and preparation of the NDA is in process. At the request of the FDA, we are conducting additional analytical testing of the ethylene vinyl acetate (an inactive co-polymer in Probuphine) and the final product, Probuphine, in order to complete full characterization and establish ‘in-use’ stability. We have also commenced a program with our contract manufacturer to scale-up the manufacturing process for commercial production. We expect to complete these steps and be in a position to submit the NDA in the third quarter of 2012. Our goal is to enter into one or more partnerships with capable pharmaceutical companies to commercialize Probuphine in the U.S. and foreign markets, as well as to potentially develop the product for the treatment of chronic pain.

Probuphine is the first product to utilize ProNeura™, our novel, proprietary, long-term drug delivery technology. Our ProNeura technology has the potential to be used in developing products for the treatment of other chronic conditions, such as Parkinson’s disease, where maintaining stable, round the clock blood levels of a drug can benefit the patient and improve medical outcomes.

Under a sublicense agreement with Novartis Pharma AG (“Novartis”), we are entitled to royalty revenue of 8-10% of net sales of Fanapt® (iloperidone), an atypical antipsychotic compound being marketed in the U.S. by Novartis for the treatment of schizophrenia, based on a licensed U.S. patent that expires in April 2017 (inclusive of a six month pediatric extension). During 2011, we entered into several agreements with Deerfield Management (“Deerfield”), a healthcare investment fund, in which we agreed to pay most of this future royalty stream to Deerfield and have been using the proceeds to advance the development of Probuphine and for general corporate purposes. We have retained a portion of the royalty revenue from net sales of Fanapt in excess of specified annual threshold levels; however, based on sales levels to date, it is unlikely that we will receive any revenue from Fanapt in the next several years, if ever.

Critical Accounting Policies and the Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe the following accounting policies for the years ended December 31, 2011 and 2010 to be applicable:

Revenue Recognition

We generate revenue principally from royalty payments, collaborative research and development arrangements, technology licenses, and government grants. Consideration received for revenue arrangements with multiple components is allocated among the separate units of accounting based on their respective selling prices. The selling price for each unit is based on vendor-specific objective evidence, or VSOE, if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. The applicable revenue recognition criteria are then applied to each of the units.

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) a contractual agreement exists; (2) transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. For each source of revenue, we comply with the above revenue recognition criteria in the following manner:

•

Royalties earned are based on third-party sales of licensed products and are recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonably assured. Pursuant to certain license agreements, we earn royalties on the sale of Fanapt™ by Novartis Pharma AG in the U.S. As described in Note 8, Royalty Liability, we are obligated to pay royalties on such sales to Sanofi-Aventis and Deerfield. As we have no performance obligations under the license agreements, we have recorded the royalties earned, net of royalties we are obligated to pay, as revenue in our Consolidated Statement of Operations.

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

Share-Based Payments

We recognize compensation expense for all share-based awards made to employees and directors. The fair value of share-based awards is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. We use the Black-Scholes option pricing model to estimate the fair value method of our awards. Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. We estimate the expected term of stock options granted for the years ended December 31, 2011, 2010 and 2009 based on the historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and the expectations of future employee behavior. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. We estimate the pre-vesting forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

Liquidity and Capital Resources

	2011	2010	2009
	(in thousands)
As of December 31:
Cash	$5,406	$3,180	$3,300
Working capital	$4,839	$(706)	$2,069
Current ratio	1.9:1	0.9:1	2.3:1

Years Ended December 31:
Cash used in operating activities	$(14,476)	$(4,657)	$(5,407)
Cash (used in) provided by investing activities	$(234)	$(28)	$2
Cash provided by financing activities	$16,936	$4,565	$4,033

We have funded our operations since inception primarily through sales of our securities, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research. At December 31, 2011, we had approximately $5.4 million of cash compared to approximately $3.2 million at December 31, 2010.

Our operating activities used approximately $14.5 million during the year ended December 31, 2011. This consisted primarily of the net loss for the period of approximately $15.2 million, approximately $1.9 million related to net non-cash gains on changes in the fair value of warrants and approximately $1.4 million related to net changes in operating assets and liabilities. This was offset in part by approximately $2.8 million related to the non-cash interest expense on our long-term debt and royalty liability, non-cash charges of approximately $32,000 related to depreciation, and approximately $1.2 million related to stock-based compensation expenses. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses. The license agreements with Sanofi-Aventis and MIT require us to pay royalties on future product sales. In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent-related costs, annual minimum license fees, meeting project-funding milestones and diligent efforts in product development. The aggregate commitments we have under these agreements, including minimum license payments, for the next 12 months is approximately $34,000. See “Item 1. Business—License Agreements.”

Net cash used in investing activities of approximately $234,000 during the year ended December 31, 2011 consisted of approximately $236,000 related to purchases of equipment, which was offset in part by approximately $2,000 related to disposals of equipment.

Net cash provided by financing activities of approximately $16.9 million during the year ended December 31, 2011 consisted of approximately $16.5 million of net proceeds from the Deerfield transaction described below and proceeds of approximately $8.0 million received in exchange for substantially all of the remaining Fanapt royalties as described below. This was offset by payments of approximately $7.6 million to repay our outstanding indebtedness to Oxford.

On March 15, 2011, we entered into several agreements with entities affiliated with Deerfield pursuant to which Deerfield agreed to provide $20.0 million in funding to us. Funding occurred on April 5, 2011. Pursuant to the terms of a facility agreement, we issued Deerfield promissory notes in the aggregate principal amount of $20.0 million. The long-term debt bears interest at 8.5% per annum, payable quarterly, and the long-term debt is repayable over five years, with 10% of the principal amount due on the first anniversary, 15% due on the second anniversary, and 25% due on each of the next three anniversaries. We paid Deerfield a facility fee of $0.5 million. The long-term debt is secured by our assets and has a provision for pre-payment. Deerfield has the right to have the long-term debt repaid at 110% of the principal amount in the event we complete a major transaction, which includes, but is not limited to, a merger or sale of our company or the sale of Fanapt or Probuphine. Under a royalty agreement, in exchange for $3.0 million that was recorded as royalty liability, we agreed to pay Deerfield 2.5% of the aggregate royalties on net sales of Fanapt, subsequent to the funding date, constituting a portion of the royalty revenue we receive from Novartis. The agreements with Deerfield also provide us with the option to repurchase the royalty rights for $40.0 million.

On April 5, 2011, we used approximately $7.6 million of proceeds from the Deerfield funding to repay Oxford in full, including required final payments aggregating $480,000.

On November 14, 2011, we entered into several agreements with Deerfield pursuant to which we agreed to provide a substantial portion of the remaining future royalties on the sales of Fanapt in exchange for $5.0 million in cash that was recorded as royalty liability, a $10.0 million reduction in the principal amount owed to Deerfield under the existing facility agreement and a revised principal repayment schedule of $2.5 million per year for four years commencing in April 2013 to retire the remaining long-term debt of $10.0 million. Deerfield is entitled to the balance of our portion of the royalties on Fanapt (5.5% to 7.5% of net sales, net of the 2.5% we previously agreed to pay to Deerfield) up to specified threshold levels of net sales of Fanapt and 40% of the royalties above the threshold level. We retain 60% of the royalties on net sales of Fanapt above the threshold levels, subject to an agreement that half of any such retained royalties will go towards repayment of our outstanding debt to Deerfield. Funding of the transaction took place on November 25, 2011.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of research and development, clinical trials, the regulatory process, and administrative activities. We believe that our working capital at December 31, 2011, which includes the proceeds from the recent Deerfield transactions, is sufficient to fund our planned operations late into the second quarter of 2012, including the preparation of the Probuphine NDA. In the event we are unable to enter into a corporate partnership or licensing arrangement during this period that provides us with the funds required to complete the regulatory process and commercialize Probuphine, if approved, we will need to obtain additional financing, either through the sale of debt or equity securities, to continue our Probuphine program and other product development activities. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer or discontinue one or more of our product development activities.

The following table sets forth the aggregate contractual cash obligations as of December 31, 2011 (in thousands):

	Payments Due by Period
Contractual obligations	Total	< 1 year	1-3 years	3-5 years	5 years+
Operating leases	$342	$221	$121	$—	$—
License agreements	170	34	68	68	—
Debt obligation(1)	12,338	850	6,169	5,319	—

Total contractual cash obligations	$12,850	$1,105	$6,358	$5,387	$—

For a full discussion of risks and uncertainties regarding our need for additional financing, see “Risk Factors—We do not have the financial or other resources to complete the regulatory approval process or commercialize any product and may not be able to obtain the necessary financing and other resources.”

(1)	Excludes payments related to the royalty liability with Deerfield under the March 2011 and November 2011 Royalty Agreements.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Our net loss applicable to common stockholders for 2011 was approximately $15.2 million, or approximately $0.26 per share, compared to our net loss applicable to common stockholders of approximately $5.6 million, or approximately $0.09 per share, for 2010. Our net loss for 2011 includes a non-cash gain of $1.9 million resulting from changes in the fair value of warrants issued as part of the March 2011 Deerfield transaction.

We generated royalty revenues during 2011 of approximately $3.6 million compared to approximately $2.5 million during 2010. We generated grant revenues during 2011 of approximately $0.5 million compared to approximately $7.6 million during 2010. We generated no revenues from licensing agreements in 2011 compared to approximately $24,000 during 2010. Royalty revenues during 2011 and 2010 consisted of royalties on sales of Fanapt. Grant revenues during 2011 and 2010 consisted of proceeds from the NIH grants related to our Probuphine and ProNeura related programs.

Research and development expenses for 2011 were approximately $11.2 million compared to approximately $12.9 million in 2010, a decrease of approximately $1.7 million, or 13%. The decrease in research and development costs was primarily associated with a decrease in external research and development expenses related to the Phase 3 clinical trials of our Probuphine product which were completed in 2011. External research and development expenses include direct expenses such as clinical research organization charges, investigator and review board fees, patient expense reimbursements and contract manufacturing expenses. During 2011, our external research and development expenses relating to our Probuphine product development program were approximately $7.7 million compared to approximately $10.1 million for 2010. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials-related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our products or product candidates.

General and administrative expenses for 2011 were approximately $3.4 million, compared to approximately $3.3 million in 2010, an increase of approximately $0.1 million, or 3%. The increase in general and administrative expenses was primarily related to increases in non-cash stock compensation costs of approximately $0.3 million, employee-related costs of approximately $0.3 million, marketing-related costs of approximately $0.2 million . This was offset in part by decreases in legal fees of approximately $0.3 million, consulting and professional fees of approximately $0.3 million, and facilities-related costs of $0.1 million.

Net other expense for 2011 was approximately $4.7 million, compared to approximately $0.8 million in 2010. The increase in net other expense during 2011 was primarily related to interest expense of approximately $6.2 million on the Deerfield long-term debt and $0.2 million of interest expense related to the Oxford loans. This was offset in part by a $1.9 million non-cash gain related to decreases in the fair value of the Deerfield warrants.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Our net loss applicable to common stockholders for 2010 was approximately $5.6 million, or approximately $0.09 per share, compared to our net loss applicable to common stockholders of approximately $5.9 million, or approximately $0.10 per share, for 2009. Our net loss for 2010 includes a non-cash gain of $1.2 million resulting from the retirement of preferred stock upon dissolution of Ingenex, Inc., our majority-owned subsidiary.

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

General and administrative expenses for 2010 were approximately $3.3 million, compared to approximately $3.4 million in 2009, a decrease of approximately $0.1 million, or 3%. The decrease in general and administrative expenses was primarily related to decreases in non-cash stock compensation costs of approximately $0.7 million and facilities-related costs of $0.5 million. This was offset in part by increases in employee-related costs of approximately $0.2 million, legal fees of approximately $0.5 million, and consulting and professional fees of approximately $0.3 million.

Net other expense for 2010 was approximately $0.8 million compared to approximately $71,000 in 2009. Net other expense in 2010 consisted primarily of interest expense of approximately $0.7 million and loan fees of approximately $0.1 million resulting from our loans with Oxford and tax-related expenses of approximately $6,000. Net other expense in 2009 consisted primarily of financing-related expenses of approximately $60,000, interest expense of approximately $9,000 and tax-related expenses of approximately $10,000 offset by interest income of approximately $2,000 and net gain of approximately $6,000 resulting from the sale of certain assets.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and we have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We held no marketable securities at December 31, 2011 and 2010.

Item 8.	Consolidated Financial Statements and Supplementary Data.

The response to this item is included in a separate section of this Report. See “Index to Consolidated Financial Statements” on Page F-1.

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures: Our principal executive and financial officers reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act

Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports we file under the Exchange Act.

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management overrides. Due to such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

The attestation report concerning the effectiveness of our internal controls over financial reporting as of December 31, 2011 issued by OUM & Co., LLP, an independent registered public accounting firm, appears in Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Securities Act of 1934) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.	Directors; Executive Officers and Corporate Governance

Set forth below are the name, age and position and a brief account of the business experience of each of our executive officers and directors:

Name	Age	Office	Director Since
Marc Rubin (1)	57	Executive Chairman of the Board	November 2007
Sunil Bhonsle	62	President and Director	February 2004
Victor J. Bauer (2)(3)	76	Director	November 1997
Eurelio M. Cavalier (1)(3)(4)	79	Director	September 1998
Hubert E. Huckel (1)(2)(3)	80	Director	October 1995
M. David MacFarlane (2)(4)	71	Director	May 2002
Ley S. Smith (1)(2)(4)	77	Director	July 2000

(1)	Member of Executive Committee
(2)	Member of Audit Committee
(3)	Member of Compensation Committee
(4)	Member of Nominating Committee

Marc Rubin, M.D. served as our President and Chief Executive from October 2007 until December 2008 and was re-engaged as our Executive Chairman in May 2009. Until February 2007, Dr. Rubin served as Head of Global Research and Development for Bayer Schering Pharma, as well as a member of the Executive Committee of Bayer Healthcare and the Board of Management of Bayer Schering Pharma. Prior to the merger of Bayer Pharmaceuticals and Schering AG in June 2006, Dr. Rubin was a member of the Executive Board of Schering AG since joining the Company in October 2003, as well as Chairman of Schering Berlin Inc. and President of Berlex Pharmaceuticals, a division of Schering AG. From 1990 until August 2003, Dr. Rubin was employed by GlaxoSmithKline where he held positions of increasing responsibility in global clinical and commercial development overseeing programs in the United States, Europe, Asia and Latin America. From 2001 through 2003, he was Senior Vice President of Global Clinical Pharmacology & Discovery Medicine. Dr. Rubin holds an M.D. from Cornell University Medical College. Dr. Rubin currently serves on the board of directors of Curis Inc. and Galectin Therapeutics.

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

Hubert E. Huckel, M.D. served in various positions with The Hoechst Group from 1964 until his retirement in December 1992. At the time of his retirement, Dr. Huckel was Chairman of the Board of Hoechst-Roussel Pharmaceuticals, Inc., Chairman and President of Hoechst-Roussel Agri-Vet Company and a member of the Executive Committee of Hoechst Celanese Corporation. He currently serves on the board of directors of Catalyst Pharmaceuticals, Inc. and Concordia Pharmaceuticals, Inc.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2011, except for one transaction on Form 4, which was inadvertently reported late by a former director.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the following discussion and analysis of our executive compensation included in this Annual Report on Form 10-K. Based on such review and discussion with management, the Compensation Committee recommended to the Board of Directors that the following disclosure be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The Compensation Committee:

Eurelio M. Cavalier

Hubert E. Huckel

Victor J. Bauer

Overview

During 2009, 2010 and 2011, our organization structure has continued to evolve to support our operations following the adverse events we experienced in 2008 in connection with our iloperidone (Fanapt) and Spheramine development programs that negatively impacted our financial position and the market price of our common stock.

To conserve capital, in December 2008 we effected an approximately 90% reduction in our workforce in order to reduce operations to the minimal level necessary to enable us to continue our efforts to realize the potential value of our assets, particularly the Probuphine program. As part of the reduction plan, Dr. Rubin and Mr. Bhonsle entered into separation agreements pursuant to which they ended their employment relationships with us but agreed to assist us during the next six months, as needed, in connection with the aforementioned efforts. Robert Farrell, Chief Financial Officer, assumed the role of President pursuant to the terms of a retention agreement. Accordingly, at the beginning of 2009, we had three employees, including Mr. Farrell who served as our sole executive officer. In April 2009, we terminated Mr. Farrell’s employment and Mr. Bhonsle, a board member, stepped in as our interim President.

In May 2009, following the FDA’s approval of Fanapt, our board recommended the rehiring of certain of our former officers, including Dr. Rubin, who agreed to serve as our Executive Chairman, and Sunil Bhonsle, who assumed the role of President. Their compensation packages were structured by our Compensation Committee with minimal or no base salary, payment of which was also deferred to help maximize our limited cash resources, and to return the executives to an equity position comparable to that which existed prior to their termination five months earlier.

During 2010 and 2011, Dr. Rubin and Mr. Bhonsle continued as our Executive Chairman and President, respectively, with compensation packages structured to reflect our current level of operations and resources. This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers who served as named executive officers during the year ended December 31, 2011. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year; however, in light of the material changes in our operations and management team described above and elsewhere in this Form 10-K, we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation disclosure.

Compensation Program Objectives and Philosophy

Our Compensation Committee currently oversees the design and administration of our executive compensation program. It reviews and approves all elements of compensation for each of our named executive officers taking into consideration recommendations from our principal executive officer (for compensation other than his own), as well as competitive market guidance. We define our competitive markets for executive talent to be the pharmaceutical and biotechnology industries in northern California. To date, we have utilized the Radford Biotechnology Surveys, a third party market specific compensation survey, and, when applicable, other independent third-party compensation consultants to benchmark our executive compensation.

The principal elements of our executive compensation program have historically been base salary, annual cash incentives, long-term equity incentives in the form of stock options, other benefits and perquisites, post-termination severance and acceleration of stock option vesting for certain named executive officers upon termination and/or a change in control. Our other benefits and perquisites have consisted of life, health and disability insurance benefits, and a qualified 401(k) savings plan. Our philosophy has been to position the aggregate of these elements at a level that is competitive within the industry and commensurate with our size and performance. During 2011, our compensation philosophy has evolved to accommodate our changing circumstances, operational needs and limited financial resources during this period.

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

During 2011 and 2010, our operations continued to focus on efforts to realize maximum shareholder value from both Fanapt and resumed activities associated with our Probuphine development program. Accordingly, our Compensation Committee implemented a compensation plan which provides base salary and potential earnings through stock option and restricted stock awards.

Base Salaries

During 2011, the base salary of our named executives was reflective of the availability of resources and level of continuing operations. As a result of an amendment to his employment agreement, effective January 1, 2011, Dr. Rubin began receiving an annual salary of $210,000 and Mr. Bhonsle continues to receive an annual salary of $300,000 through December 31, 2012, at which time we expect to have new compensation arrangements in place. In the event new compensation arrangements with Dr. Rubin and Mr. Bhonsle have not been determined prior to December 31, 2012, Dr. Rubin and Mr. Bhonsle will either (i) make a determination to continue their employment at their then existing respective compensation levels or (ii) terminate their employment arrangements with the Company. See “Employment Agreements” below.

During 2010, the base salary of our named executives was reflective of the availability of resources and level of continuing operations. Dr. Rubin did not receive a cash salary during 2010. As a result of an amendment to his employment agreement, effective March 1, 2010, Mr. Bhonsle’s base annual salary was set at $300,000, essentially his 2008 level.

During 2009, the base salary of the named executives was reflective of the limited availability of funds and the reduced level of operations. Accordingly, Mr. Farrell, President and CFO from January to April 2009 accepted an approximately 25% reduction in base salary from his prior year’s base salary. Dr. Rubin and Mr. Bhonsle, whose employment was terminated in December 2008, received lump sum severance payments of approximately $384,000 and $277,000, respectively, in January 2009 and continued to provide services in support of winding down the operations. Dr. Rubin and Mr. Bhonsle have indicated that such services were undertaken in their roles as directors of Titan and that we did not owe them any consulting fees for work performed prior to their re-employment in May 2009, except for the time during which Mr. Bhonsle assumed the role of Acting President during the months of April and May 2009 for which he was paid approximately $12,400. Following the approval of Fanapt by the FDA, both Dr. Rubin and Mr. Bhonsle executed employment agreements pursuant to which, through February 28, 2010, Dr. Rubin was engaged as Executive Chairman with no base salary and Mr. Bhonsle was confirmed as our President with a base salary of $ 200,000 per year, an approximately 33% reduction from the prior year, payment of which was deferred until February 2010.

As we continue to evaluate the strategic alternatives for us going forward and our related human resource requirements, our Compensation Committee will continue to review appropriate base salaries for our executive officers. In making its determination, the Compensation Committee will consider the time commitment necessary and the roles our executives will play in implementing our plans. It is not anticipated that base salaries for the balance of 2012, assuming full time employment for each of them, will be increased materially beyond their current levels.

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

At the time of re-engagement of Dr. Rubin as Executive Chairman in May 2009, he was awarded a stock option grant of 1,000,000 shares with immediate vesting of 25% of the grant and the remainder to vest monthly over four years. This was the only compensation provided to Dr. Rubin during 2009. During 2010, Dr. Rubin was awarded 36,000 and 82,800 shares of restricted stock in May and July 2010, respectively. These awards vested over four and six month periods with all restricted shares fully vested by December 31, 2010. Similarly, upon the confirmation of Mr. Bhonsle as the President, he was awarded a stock option grant to purchase 700,000 shares of common stock with immediate vesting of 25% and the remainder to vest monthly over four years. During 2011, Dr. Rubin was awarded a stock option grant to purchase 150,000 shares of common stock with the vesting of 25% after six months and the remainder to vest monthly over the following 18 months. During 2011, Mr. Bhonsle was awarded a stock option grant to purchase 200,000 shares of common stock with the vesting of 25% after six months and the remainder to vest monthly over the following 18 months.

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

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Options(2) ($)	Awards(2) ($)	All Other Compensation ($)	Total Compensation ($)
Marc Rubin, M.D.(3)(4)(5)(6) Executive Chairman	2011	$210,000	$—	$201,015	$—	$—	$411,015
	2010	—	—	—	152,982	—	152,982
	2009	384,326	—	832,794	—	—	1,217,120

Louis R. Bucalo, M.D.(7) Former Executive Chairman	2011	—	—	—	—	—	—
	2010	70,312	—	—	—	—	70,312
	2009	328,125	—	—	—	—	328,125

Sunil Bhonsle(8) President	2011	300,000	—	268,020	—	—	568,020
	2010	277,473	—	—	—	—	277,473
	2009	402,487	—	604,989	—	12,400	1,019,876

Robert E. Farrell, J.D.(9) Former Executive Vice President and Chief Financial Officer	2011 2010 2009	— — 216,862	— — —	— — —	— — —	— — —	— — 216,862

(1)	The positions listed are the most recent held by such individuals.
(2)	Amounts shown represent the grant date fair value computed in accordance with FASB ASC 718. The assumptions used by us with respect to the valuation of option grants and stock awards are set forth in “Titan Pharmaceuticals, Inc. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 12—Stock Plans.”
(3)	Dr. Rubin did not receive a salary during 2010.
(4)	Dr. Rubin was awarded 36,000 and 82,800 shares of restricted stock on March 1, 2010 and July 1, 2010, respectively, instead of a cash salary. These shares were fully vested as of December 31, 2010.
(5)	Dr. Rubin’s employment was terminated on December 15, 2008. His 2008 salary includes $26,374 in compensation related to accrued vacation and his 2009 salary includes a one-time severance payment of $384,326 made in January 2009.
(6)	Dr. Rubin’s 2008 other compensation consists of housing and transportation costs of $36,767.
(7)	Dr. Bucalo’s employment was terminated in April 2008 and he will receive salary continuation payments until April 2010. During 2010, 2009 and 2008, Dr. Bucalo received salary continuation payments of $70,312 and $328,125 and $250,018, respectively, and reimbursement of legal expenses of $2,000 in 2008. Dr. Bucalo’s outstanding options continued to vest under the terms of his severance agreement through April 2010. Dr. Bucalo’s outstanding options were not exercised and were subsequently cancelled in 2010.
(8)	Mr. Bhonsle’s employment was terminated on December 15, 2008. His 2008 salary includes $46,319 related to accrued vacation and his 2009 salary includes a one-time severance payment of $277,487 made in January 2009 and $125,000 related to compensation deferred to 2010.
(9)	Mr. Farrell’s employment was terminated in April 2009. His 2008 salary includes $40,768 related to accrued vacation and $100,000 of severance related to his December 2008 retention agreement. Mr. Farrell’s 2009 salary includes a payment of $161,824 related to the remaining balance of his severance.

For a description of the material terms of employment agreements with our current and former named executive officers, see “—Employment Agreements.”

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Approval Date(1)	Number of Shares of Common Stock Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards($)(2)
Marc Rubin, M.D.	4/15/2011	4/15/2011	150,000	(3)	$0.00	$201,015
Sunil Bhonsle	4/15/2011	4/15/2011	200,000	(3)	$0.00	$268,020

(1)	All grants were approved by the Compensation Committee on the dates indicated.
(2)	Valuation assumptions are found under “Titan Pharmaceuticals, Inc. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 12—Stock Plans.”
(3)	These options vest over a 24 month period beginning on April 15, 2011 with 25% vesting after six months and the balance vesting in 18 monthly installments over the remaining vesting period.

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

2001 Stock Option Plan

In August 2001, we adopted the 2001 Employee Non-Qualified Stock Option Plan, or the 2001 NQ Plan, pursuant to which 1,750,000 shares of common stock were authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan. Options granted under the option plans generally expire no later than ten years from the date of grant. Option vesting schedule and exercise price are determined at time of grant by the board of directors. Generally, the exercise prices of options granted under the 2001 NQ Plan were 100% of the fair market value of our common stock on the date of grant. The 2001 Stock Option Plan expired in August 2011.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2011.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Marc Rubin, M.D.	437,500	—		$2.40	10/01/2017
	2,500	—		1.52	5/30/2018
	5,000	—		1.52	5/30/2018
	397,187	217,813	(1)	0.79	5/17/2019
	100,000	—		0.79	5/17/2019
	5,000	—		0.79	5/17/2019
	10,000	—		0.79	5/17/2019
	237,188	47,812	(1)	0.79	5/17/2019
	50,000	100,000	(3)	1.40	4/15/2021
Sunil Bhonsle	90,000	—		8.77	1/16/2012
	50,000	—		1.50	3/1/2013
	60,000	—		3.69	2/9/2014
	70,000	—		2.62	2/7/2015
	80,137	—		1.40	1/3/2016
	11,250	—		2.35	8/29/2016
	76,666	—		3.13	1/3/2017
	5,000	—		1.52	5/30/2018
	200,214	109,786	(2)	0.79	5/17/2019
	100,000	—		0.79	5/17/2019
	10,000	—		0.79	5/17/2019
	313,854	76,146	(2)	0.79	5/17/2019
	66,667	133,333	(3)	1.40	4/15/2021

(1)	These options vest in 48 equal monthly installments beginning on May 17, 2009.
(2)	These options vest in 48 equal monthly installments beginning on May 17, 2009, with the vesting of 100,000 shares contingent upon the sale or partnering of the Probuphine program.
(3)	These options vest over a 24 month period beginning on April 15, 2011 with 25% vesting after six months and the balance vesting in 18 monthly installments over the remaining vesting period.

No options were exercised by our named executive officers during 2011.

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

In December 2008, we entered into a separation agreement with Dr. Rubin (the “Rubin Severance Agreement”) pursuant to which we paid Dr. Rubin a one-time severance payment of $384,326, representing the net present value of his base salary for 12 months less an amount he forfeited to enable us to make severance payments to certain other employees. The Rubin Severance Agreement stated that the exercise period of all vested options held by Dr. Rubin would terminate 90 days after he ceases to be a member of our board. Under the Rubin Severance Agreement, Dr. Rubin agreed to provide transition services to us through June 15, 2009 at an hourly rate of $205 to be paid at such time as we receive proceeds from the sale of the company or our assets or royalties from Fanapt™. Services provided by Dr. Rubin during this interim period were conducted within the scope of his responsibilities as a member of our board of directors and, accordingly, no payments are owed to him for transition services.

In May 2009, in connection with our re-engagement of our executive officers following the FDA’s approval of Fanapt™, we entered into a new employment agreement with Dr. Rubin to serve as our Executive Chairman (the “Third Rubin Agreement”). Pursuant to the Third Rubin Agreement, as such agreement was amended effective March 1, 2010, June 15, 2010 and December 27, 2010, he received no cash salary through December 2010. In May 2009, we granted Dr. Rubin options to purchase 1,000,000 shares of our common stock that vest as follows: 25% immediately and the balance monthly over a four-year period. Notwithstanding the foregoing, all unvested options held by Dr. Rubin automatically will become vested and exercisable immediately prior to the occurrence of a change of control. One half of the options will accelerate in the event we sell or transfer all or substantially all of our rights in iloperidone. In addition, in the event that we declare a dividend or similar distribution following such sale or transfer, we have agreed to retain for Dr. Rubin’s benefit an amount equal to the dividend amount for distribution to him only upon the actual vesting and exercise by him of the unvested options. In consideration for entering into the March 1, 2010 amendment agreement, we issued Dr. Rubin 36,000 restricted shares that vested in four monthly installments through June 30, 2010. In consideration for entering into the June 15, 2010 amendment agreement, we issued Dr. Rubin 82,800 restricted shares that vested in six monthly installments through December 31, 2010. In consideration for entering into the December 27, 2010 amendment agreement, we agreed to pay Dr. Rubin an annual salary of $210,000 for the period of January 1, 2011 through December 31, 2011. On December 30, 2011, we agreed to extend the term of Dr. Rubin’s employment with us through December 31, 2012 at an annual salary of $210,000 for the period of January 1, 2012 through December 31, 2012. The Third Rubin Agreement contains non-competition provisions applicable during the term of employment.

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

In December 2008, we entered into a separation agreement with Mr. Bhonsle (the “Bhonsle Severance Agreement”) pursuant to which we paid Mr. Bhonsle a one-time severance payment of $277,487, representing the net present value of his base salary for 12 months less an amount he forfeited to enable us to make severance payments to certain other employees. The Bhonsle Severance Agreement stated that the exercise period of all vested options held by Mr. Bhonsle would terminate on March 15, 2009 and on such date all of his vested options terminated unexercised. Mr. Bhonsle agreed to provide transition services to us through June 15, 2009 at an hourly rate of $150 to be paid at such time as we receive proceeds from the sale of the company or our assets or royalties from Fanapt™. In April 2009, upon our termination of Mr. Farrell, Mr. Bhonsle stepped in to act as our sole executive officer. Services provided by Mr. Bhonsle from January until April 2009 were conducted within the scope of his responsibilities as a member of our board of directors and, accordingly, no payments were owed to him for such transition services. We paid Mr. Bhonsle approximately $12,400 in April 2009.

In May 2009, in connection with our re-engagement of our executive officers following the FDA’s approval of Fanapt™, we entered into a new employment agreement with Mr. Bhonsle to serve as our President (the “Third Bhonsle Agreement”). The Third Bhonsle Agreement provided that until February 28, 2010, he was entitled to a cash salary of $200,000 per annum, payment of which was deferred until we began receiving royalty payments from Fanapt. Mr. Bhonsle was granted options to purchase 700,000 shares of our common stock that vest as follows: 25% immediately and the balance monthly over a four-year period; provided, however, that the vesting of 100,000 shares is also contingent upon the sale or partnering of the Probuphine program. Notwithstanding the foregoing, all unvested options held by Mr. Bhonsle automatically will become vested and exercisable immediately prior to the occurrence of a change of control. Effective March 1, 2010, we amended the Third Bhonsle Agreement to provide that from the effective date through June 30, 2010, he was entitled to a salary of $300,000 per annum. The amendment also provides that one half of the options will accelerate in the event we sell or transfer all or substantially all of our rights in iloperidone. In addition, in the event that we declare a dividend or similar distribution following such sale or transfer, we have agreed to retain for Mr. Bhonsle’s benefit an amount equal to the dividend amount for distribution to him only upon the actual vesting and exercise by him of the unvested options. Effective July 1, 2010, as further amended effective December 27, 2010 and December 30, 2011, we amended the Third Bhonsle Agreement to provide that Mr. Bhonsle would continue to be entitled to a salary of $300,000 per annum through December 31, 2012. The Third Bhonsle Agreement contains non-competition provisions applicable during the term of employment.

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

Pursuant to the Third Rubin Agreement and the Third Bhonsle Agreement, assuming a change of control had taken place as of December 31, 2011, Dr. Rubin and Mr. Bhonsle would have been entitled to accelerated vesting of their outstanding stock options described in the table below:

	Value of Equity Awards: Termination Without Cause or For Good Reason(1)	Value of Equity Awards: In Connection With a Change in Control(1)
Marc Rubin, M.D.	None	Fully Vested. 365,625 options with value of $92,969
Sunil Bhonsle.	None	Fully Vested. 319,265 options with value of $65,076

(1)	Value is based on the aggregate difference between the respective exercise prices and the closing sale price of our common stock on December 31, 2011, which was $1.14 per share.

DIRECTOR COMPENSATION

Summary of Director Compensation

Non-employee directors are entitled to receive a fee for each meeting attended and all directors are entitled to receive stock options pursuant to our stockholder-approved stock option plans, including an initial grant of 10,000 options upon becoming a director, an annual grant of 20,000 options thereafter, and an annual grant of 5,000 options for each committee on which they serve. Directors are not precluded from serving us in any other capacity and receiving compensation therefor. Non-employee directors have also historically received an annual retainer fee of $15,000 in addition to the fee received for each meeting attended. In May 2009, in recognition of the large number (almost weekly) of telephonic and in-person meetings attended by the members of the board to help manage the company between January and May 2009, each member of the board was awarded a stock option grant to purchase 100,000 shares of common stock with immediate vesting. In July, 2009, each non-employee director was awarded 2,500 shares of restricted stock in lieu of fees earned. Non-employee directors receive $500 for each telephonic board meeting attended.

The following table summarizes compensation that our directors earned during 2011 for services as members of our board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Victor J. Bauer, Ph.D.	$16,000	$—	$66,859	$—	$—	$—	$82,859
Eurelio M. Cavalier	15,000	—	80,227	—	—	—	95,227
Hubert E. Huckel, M.D.	6,000	—	80,227	—	—	—	86,227
M. David MacFarlane, Ph.D.	16,000	—	66,859	—	—	—	82,859
Ley S. Smith	15,500	—	80,227	—	—	—	95,727

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 29, 2012, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)		Percent of Shares Beneficially Owned
Marc Rubin, M.D.	2,114,075	(3)	3.5%
Victor J. Bauer, Ph.D.	278,644	(4)	*
Sunil Bhonsle	1,737,127	(5)	2.9%
Eurelio M. Cavalier	456,251	(6)	*
Hubert E. Huckel, M.D.	458,586	(7)	*
M. David MacFarlane, Ph.D.	320,000	(8)	*
Ley S. Smith	366,251	(9)	*
First Eagle Investment Management, LLC	5,375,939	(10)	8.8%
Deerfield Entities	6,000,000	(11)	9.2%
All executive officers and directors as a group (7) persons	5,730,934		9.0%

*	Less than one percent.
(1)	Unless otherwise indicated, the address of such individual is c/o Titan Pharmaceuticals, Inc., 400 Oyster Point Boulevard, Suite 505, South San Francisco, California 94080.
(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of a person, shares of our common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of February 29, 2012 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.
(3)	Includes 1,069,374 shares issuable upon exercise of outstanding options.
(4)	Includes 298,750 shares issuable upon exercise of outstanding options.
(5)	Includes (i) 1,011,114 shares issuable upon exercise of outstanding options and (ii) 225,757 shares held in a family trust for which he serves as trustee.
(6)	Includes 225,000 shares issuable upon exercise of outstanding options.
(7)	Includes (i) 242,500 shares issuable upon exercise of outstanding options and (ii) 789 shares held by his wife.
(8)	Includes 140,000 shares issuable upon exercise of outstanding options.
(9)	Includes 212,500 shares issuable upon exercise of outstanding options.
(10)	Derived from a Schedule 13G/A filed by First Eagle Investment Management, LLC on February 11, 2012. Includes warrants to purchase 1,562,500 shares of common stock. The holder’s address is 1345 Avenue of the Americas, New York, New York 10105.
(11)	Derived from a Schedule 13G filed by James E. Flynn, Deerfield Capital, L.P., Deerfield Special Situations Fund, L.P., Deerfield Management Company, L.P., Deerfield Special Situations Fund International Limited, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, the “Deerfield Entities”) on February 17, 2012. Includes warrants to purchase an aggregate of 6,000,000 shares of common stock. James E. Flynn is deemed to have voting and dispositive power over all of the warrants held by the Deerfield Entities. The holder’s addresses are James E. Flynn, Deerfield Capital, L.P., Deerfield Special Situations Fund, L.P., Deerfield Management Company, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., 780 Third Avenue, 37th Floor, New York, NY 10017; Deerfield Special Situations Fund International Limited, c/o Citi Hedge Fund Services (B.V.I.) Ltd., Bison Court, Columbus Centre, P.O. Box 3460, Road Town, Tortola, D8, British Virgin Islands.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrant and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders	3,032,863	$3.62	2,578,284
Equity compensation plans not approved by security holders(1)(2)(3)	2,562,000	$1.55	—

Total	5,594,863	$5.92	2,578,284

(1)	In August 2002, we amended our 2001 Employee Non-Qualified Stock Option Plan. Pursuant to this amendment, a total of 1,750,000 shares of common stock were reserved and authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan.
(2)	In October 2007, we granted 1,500,000 non-qualified stock options outside of our stock option plans to our Chief Executive Officer, at an exercise price of $2.40, vesting equally over 48 months from the date of grant. At December 31, 2011, 437,500 of these non-qualified stock options remained outstanding.
(3)	In May 2009, we granted 615,000 and 310,000 non-qualified stock options outside of our stock option plans to our Executive Chairman and President, respectively, at an exercise price of $0.79, vesting equally over 48 months from the date of grant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

During the fiscal year ended December 31, 2011, the Board of Directors met 12 times and took action by written consent 2 times and no director attended fewer than 75% of the meetings of the Board of Directors and Board of Directors committees of which the director was a member.

Compensation Committee. The Compensation Committee makes recommendations to the Board of Directors concerning salaries and incentive compensation for our officers, including our Chief Executive Officer, and employees and administers our stock option plans. The Compensation Committee consists of Eurelio M. Cavalier, Hubert E. Huckel and Victor J. Bauer, each of whom meets the independence requirements and standards currently established by the NYSE Amex. During the fiscal year ended December 31, 2011, the Compensation Committee took action by written consent 2 times.

Nominating Committee. The purpose of the Nominating Committee is to assist the Board of Directors in identifying qualified individuals to become board members, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. The Nominating Committee consists of Eurelio M. Cavalier, M. David MacFarlane and Ley S. Smith, each of whom meets the independence requirements and standards currently established by the NYSE Amex. The Nominating Committee did not meet or take action by written consent during the fiscal year ended December 31, 2011.

Audit Committee. The Audit Committee (which is formed in compliance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934) consists of Ley S. Smith, M. David MacFarlane, Victor J. Bauer and Hubert E. Huckel, each of whom meets the independence requirements and standards currently established by the NYSE Amex and the SEC. In addition, the Board of Directors has determined that Mr. Ley S. Smith is an “audit committee financial expert” and “independent” as defined under the relevant rules of the SEC and the NYSE Amex. The Audit Committee assists the Board by overseeing the performance of the independent auditors and the quality and integrity of Titan’s internal accounting, auditing and financial reporting practices. The Audit Committee is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees. During the fiscal year ended December 31, 2011, the Audit Committee met 4 times.

Item 14.	Principal Accounting Fees and Services.

Aggregate fees billed by OUM & Co. LLP, an independent registered public accounting firm, during the fiscal years ended December 31, 2011 and 2010 were as follows:

	2011	2010
Audit Fees	$142,000	$200,500
Audit-Related Fees	51,400	7,000
Tax Fees	39,835	69,300
All Other Fees	—	—

Total	$233,235	$276,800

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

All Other Fees—During the years ended December 31, 2011 and 2010, OUM & Co. LLP did not incur any fees for other professional services.

The Audit Committee reviewed and approved all audit and non-audit services provided by OUM & Co. LLP and concluded that these services were compatible with maintaining its independence. The Audit Committee approved the provision of all non-audit services by OUM & Co. LLP. Of the total number of hours expended during OUM & Co. LLP’s engagement to audit the Company’s financial statements for the year ended December 31, 2011, none of the hours were attributed to work performed by persons other than permanent, full-time employees of OUM & Co. LLP.

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

(b)    Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended[9]

3.2	By-laws of the Registrant[1]

3.3	Certificate of Designations of Junior Participating Preferred Stock of Titan Pharmaceuticals, Inc.[15]

4.1	Registration Rights Agreement dated as of December 17, 2007[2]

4.2	Registration Rights Agreement dated as of December 8, 2009[9]

4.3	Warrant to Purchase Common Stock dated December 23, 2009 issued to Oxford Finance Corporation[9]

4.4	Form of Warrant[13]

4.5	Registration Rights Agreement, dated as of March 15, 2011[13]

4.6	Rights Agreement, dated as of December 20, 2011 between the Registrant and Continental Stock Transfer and Trust Company, as Rights Agent[15]

4.7	Amendment No. 1 to Rights Agreement, dated as of February 22, 2012 between the Registrant and Continental Stock Transfer and Trust Company, as Rights Agent

10.1	1998 Stock Option Plan[3]

10.2	2001 Non-Qualified Employee Stock Option Plan[4]

10.3	2002 Stock Option Plan[5]

10.4	Employment Agreement between the Registrant and Sunil Bhonsle, dated May 16, 2009, as amended by agreements dated February 17, 2010 and December 30, 2011[9,16]

10.5	Employment Agreement between the Registrant and Marc Rubin, dated May 16, 2009, as amended by agreements dated February 17, 2010 and December 30, 2011,9 16

10.6	Lease for the Registrant’s facilities, amended as of October 1, 2004[6]

10.7	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009[9]

10.8*	License Agreement between the Registrant and Sanofi-Aventis SA effective as of December 31, 1996[7]

10.9*	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997[8]

10.10*	License Agreement between the Registrant and the Massachusetts Institute of Technology dated September 28, 1995[1]

10.11	Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated December 18, 2009[9]

10.12	Stock Purchase Agreement between the Registrant and certain investors dated December 8, 2009[9]

10.13	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Marc Rubin[10]

10.14	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Sunil Bhonsle[10]

10.15	Amendment to lease for Registrant’s facilities dated June 15, 2010[11]

No.	Description

10.16	Amended and Restated Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated September 27, 2010[12]

10.17	Facility Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[13]

10.18	Security Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[13]

10.19	Royalty Purchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.20	Amended and Restated Royalty Agreement, dated November 14, 2011 by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.21	Amended and Restated Royalty Repurchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., and Horizon Sante TTNP SARL[14]

10.22	Cash Management Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.23	Paying Agent Agreement, dated November 14, 2011, by and among the Company, Deerfield Management Company, L.P. and U.S. Bank National Association[14]

10.24	Agreement, dated as of November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[14]

14.1	Code of Business Conduct and Ethics[10]

23.1	Consent of OUM & Co., LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 33-99386).
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 27, 2007.
(3)	Incorporated by reference from the Registrant’s definitive Proxy Statement filed on July 28, 2000.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.
(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-42367).
(9)	Incorporated by reference from the Registrant’s Registration Statement on Form 10.
(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(12)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 18, 2011.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2011.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 21, 2011.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 4, 2012.
*	Confidential treatment has been granted with respect to portions of this exhibit.
**	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

TITAN PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Titan Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Titan Pharmaceuticals, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Titan Pharmaceuticals, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s cash resources will not be sufficient to sustain its operations through 2012 without additional financing. The Company also has suffered recurring operating losses and negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Titan Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ OUM & Co. LLP

San Francisco, California

March 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Titan Pharmaceuticals, Inc.

We have audited Titan Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Titan Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Titan Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Titan Pharmaceuticals, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ OUM & Co. LLP

San Francisco, California

March 14, 2012

TITAN PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in thousands, except per share data )
Assets
Current assets:
Cash	$5,406	$3,180
Receivables	3,720	1,225
Prepaid expenses and other current assets	836	294

Total current assets	9,962	4,699
Property and equipment, net	255	53

Total Assets	$10,217	$4,752

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,789	$2,457
Accrued clinical trials expenses	161	705
Other accrued liabilities	173	373
Current portion of long-term debt	—	1,870

Total current liabilities	5,123	5,405
Warrant liability	3,611	—
Royalty liability	9,309	—
Long-term debt, net of discount	12,253	5,400

Total Liabilities	30,296	10,805

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized, none issued and outstanding:	—	—
Common stock, at amounts paid in, $0.001 par value per share; 125,000,000 shares authorized, 59,386,542 and 59,247,742 shares issued and outstanding at December 31, 2011 and 2010, respectively.	256,436	256,436
Additional paid-in capital	18,433	17,256
Accumulated deficit	(294,948)	(279,745)

Total stockholders’ deficit	(20,079)	(6,053)

Total Liabilities and Stockholders’ Deficit	$10,217	$4,752

See accompanying notes to consolidated financial statements.

TITAN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2011	2010	2009
	(in thousands, except per share amount)
Revenue:
Royalty revenue	$3,585	$2,512	$—
Grant revenue	483	7,557	—
License revenue	—	24	79

Total revenue	4,068	10,093	79
Operating expenses:
Research and development	11,206	12,855	2,456
General and administrative	3,368	3,263	3,438

Total operating expenses	14,574	16,118	5,894

Loss from operations	(10,506)	(6,025)	(5,815)
Other income (expense):
Interest expense, net	(6,430)	(678)	(6)
Other expense, net	(129)	(131)	(65)
Non-cash gain on decrease in the fair value of warrants	1,862	—	—

Other expense, net	(4,697)	(809)	(71)

Net loss	(15,203)	(6,834)	(5,886)
Gain on retirement of preferred stock upon dissolution of subsidiary	—	1,241	—

Net loss applicable to common stockholders	$(15,203)	$(5,593)	$(5,886)

Basic and diluted net loss per common share	$(0.26)	$(0.09)	$(0.10)

Weighted average shares used in computing basic and diluted net loss per common share	59,324	59,248	58,473

See accompanying notes to consolidated financial statements.

TITAN PHARMACEUTICALS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2008	58,288	$255,403	$13,415	$(267,025)	$—	$1,793

Comprehensive loss:
Net loss				(5,886)		(5,886)
Unrealized gain or loss on marketable securities						—

Comprehensive loss						(5,886)
Issuance of common stock, net of issuance costs	300	478				478
Issuance of common stock upon exercise of options	660	555				555
Issuance of warrants to purchase common stock			89			89
Compensation related to stock options			1,523			1,523

Balances at December 31, 2009	59,248	256,436	15,027	(272,911)	—	(1,448)

Comprehensive loss:
Net loss				(6,834)		(6,834)
Unrealized gain or loss on marketable securities						—

Comprehensive loss						(6,834)
Retirement of preferred stock upon dissolution of Ingenex, Inc.			1,241			1,241
Issuance of warrants to purchase common stock			255			255
Compensation related to stock options			733			733

Balances at December 31, 2010	59,248	256,436	17,256	(279,745)	—	(6,053)

Comprehensive loss:
Net loss				(15,203)		(15,203)
Unrealized gain or loss on marketable securities						—

Comprehensive loss						(15,203)
Issuance of common stock upon vesting of restricted stock awards	139					—
Compensation related to stock options			1,177			1,177

Balances at December 31, 2011	59,387	$256,436	$18,433	$(294,948)	$—	$(20,079)

See accompanying notes to consolidated financial statements.

TITAN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net loss	$(15,203)	$(6,834)	$(5,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	85	169
Amortization of discount on long-term debt	1,520	132	—
Interest on royalty liability	1,309	—	—
Non-cash gain on decrease in fair value of warrants	(1,862)	—	—
Gain on investments	—	—	(9)
Gain on disposition of property and equipment	—	—	3
Stock-based compensation	1,177	733	1,523
Changes in operating assets and liabilities:
Receivables	(2,495)	(1,159)	—
Prepaid expenses and other current assets	(542)	(44)	405
Accounts payable	2,332	2,122	(158)
Accrued clinical trials and other liabilities	(744)	308	(1,454)

Net cash used in operating activities	(14,476)	(4,657)	(5,407)

Cash flows from investing activities:
Purchases of property and equipment	(236)	(28)	(7)
Disposals of property and equipment	2	—	—
Proceeds from the sale of investments	—	—	9

Net cash (used in) provided by investing activities	(234)	(28)	2

Cash flows from financing activities:
Proceeds from issuance of common stock from private placement	—	—	478
Proceeds from issuance of common stock from exercise of stock options	—	—	555
Proceeds from royalty financing	8,000	—	—
Net proceeds from long-term debt	16,500	5,000	3,000
Payments on long-term debt	(7,564)	(435)	—

Net cash provided by financing activities	16,936	4,565	4,033

Net increase (decrease) in cash	2,226	(120)	(1,372)
Cash at beginning of period	3,180	3,300	4,672

Cash at end of period	$5,406	$3,180	$3,300

Supplemental disclosure of cash flow information
Interest paid	$1,652	$678	$9

Schedule of non-cash transactions
Retirement of preferred stock upon dissolution of Ingenex, Inc.	$—	$1,241	$—

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

The accompanying financial statements have been prepared assuming we will continue as a going concern. We expect to continue to incur substantial additional operating losses from costs related to the continuation of research and development, clinical trials, the regulatory process, and administrative activities. We believe that our working capital at December 31, 2011, which includes the proceeds from the recent Deerfield transactions, is sufficient to fund our planned operations late into the second quarter of 2012, including the preparation of the Probuphine NDA. In the event we are unable to enter into a corporate partnership or licensing arrangement during this period that provides us with the funds required to complete the regulatory process and commercialize Probuphine, if approved, we will need to obtain additional financing, either through the sale of debt or equity securities, to continue our Probuphine program and other product development activities. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer or discontinue one or more of our product development activities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Titan Pharmaceuticals, Inc. and our wholly and majority-owned subsidiaries. All significant intercompany balances and transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for stock-based payment arrangements in accordance with ASC 718, Compensation—Stock Compensation and ASC 505-50, Equity—Equity Based Payments to Non-Employees which require the recognition of compensation expense using a fair-value based method, for all stock-based payments including stock options and restricted stock awards and stock issued under an employee stock purchase plan. These standards require companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. See Note 12 for a discussion of the Company’s stock-based compensation

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plans. Our non-cash stock-based compensation expense related to employees and non-employee members of the Company’s board of directors totaled $1.2 million, $0.7 million and $1.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

All investments with original maturities of three months or less are considered to be cash equivalents. Our marketable securities, consisting primarily of high-grade debt securities including money market funds, U.S. government and corporate notes and bonds, and commercial paper, are classified as available-for-sale at time of purchase and carried at fair value. If the fair value of a security is below its amortized cost and we plan to sell the security before recovering its cost, the impairment is considered to be other-than-temporary. Other-than-temporary declines in fair value of our marketable securities are charged against interest income. We did not have cash equivalents or marketable securities as of December 31, 2011 and 2010.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.

Revenue Recognition

We generate revenue principally from collaborative research and development arrangements, technology licenses, and government grants. Consideration received for revenue arrangements with multiple components is allocated among the separate units of accounting based on their respective selling prices. The selling price for each unit is based on vendor-specific objective evidence, or VSOE, if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. The applicable revenue recognition criteria are then applied to each of the units.

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) a contractual agreement exists; (2) transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. For each source of revenue, we comply with the above revenue recognition criteria in the following manner:

•

Collaborative arrangements typically consist of non-refundable and/or exclusive technology access fees, cost reimbursements for specific research and development spending, and various milestone and future product royalty payments. If the delivered technology does not have stand-alone value, the

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount of revenue allocable to the delivered technology is deferred. Non-refundable upfront fees with stand-alone value that are not dependent on future performance under these agreements are recognized as revenue when received, and are deferred if we have continuing performance obligations and have no evidence of fair value of those obligations. Cost reimbursements for research and development spending are recognized when the related costs are incurred and when collectability is reasonably assured. Payments received related to substantive, performance-based “at-risk” milestones are recognized as revenue upon achievement of the clinical success or regulatory event specified in the underlying contracts, which represent the culmination of the earnings process. Amounts received in advance are recorded as deferred revenue until the technology is transferred, costs are incurred, or a milestone is reached.

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

•

Royalties earned are based on third-party sales of licensed products and are recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonably assured. Pursuant to certain license agreements, we earn royalties on the sale of Fanapt™ by Novartis Pharma AG in the U.S. As described in Note 7, Commitments and Contingencies, we are obligated to pay royalties on such sales to Sanofi-Aventis and another third party. As we have no performance obligations under the license agreements, we have recorded the royalties earned, net of royalties we are obligated to pay, as revenue in our consolidated statement of operations.

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

Net Loss Per Share

We calculate basic net loss per share using the weighted average common shares outstanding for the period. Diluted net income per share would include the impact of other dilutive equity instruments, primarily our options and warrants. For the years ended December 31, 2011, 2010 and 2009, options and warrants totaled 18.6 million, 12.1 million, and 12.8 million shares, respectively. We reported net losses for all years presented and, therefore, options and warrants were excluded from the calculation of diluted net loss per share as they were anti-dilutive.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). We had no unrealized gains or losses at December 31, 2011 and 2010. Comprehensive loss for the years ended December 31, 2011, 2010, and 2009 was $15.2 million, $6.8 million, and $5.9 million, respectively. Comprehensive loss has been disclosed in the accompanying consolidated statements of stockholders’ deficit for all periods presented.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05 Presentation of Comprehensive Income that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. In December 2011, the FASB issued ASU No. 2011-12 to defer the effective date of certain amendments to the presentation of reclassifications of items out of the accumulated other comprehensive income in ASU No 2011-05 to allow the FASB time to redeliberate on the matter. ASU No. 2011-12 is effective at the same time as the amendments in ASU No. 2011-05. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

Subsequent Events

We have evaluated events that have occurred subsequent to December 31, 2011 and through the date that the financial statements are issued.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Measurements

We measure the fair value of financial assets and liabilities based on authoritative guidance which defines fair value, establishes a framework consisting of three levels for measuring fair value, and expands disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable;

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

Financial instruments, including cash, receivables, accounts payable and accrued liabilities are carried at cost, which we believe approximates fair value due to the short-term nature of these instruments. Our warrant liabilities are classified within level 3 of the fair value hierarchy because the value is calculated using significant judgment based on our own assumptions in the valuation of these liabilities.

For the year ended December 31, 2011, as a result of the fair value adjustment of the warrant liability, we recorded a non-cash gain on a decrease in the fair value of $1.9 million in our consolidated statement of operations. See Note 9 for further discussion on the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Fair value of warrants issued in connection with Deerfield financing on March 15, 2011	$5,473
Adjustment to fair value at December 31, 2011	(1,862)

Total warrant liability at December 31, 2011	$3,611

2. Property and Equipment

Property and equipment consisted of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Furniture and office equipment	$388	$395
Leasehold improvements	408	498
Laboratory equipment	922	687
Computer equipment	967	1,008

	2,685	2,588
Less accumulated depreciation and amortization	(2,430)	(2,535)

Property and equipment, net	$255	$53

Depreciation and amortization expense was $32,000, $85,000, and $169,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Research and License Agreements

We have entered into various agreements with research institutions, universities, clinical research organizations and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Expenses under these agreements totaled approximately $36,000, $61,000, and $86,000 in the years ended December 31, 2011, 2010, and 2009, respectively.

At December 31, 2011, the annual aggregate commitments we have under these agreements, including minimum license payments, are as follows (in thousands):

2012	$34
2013	34
2014	34
2015	34
2016	34
Thereafter	—

$170

We make no annual payments to maintain our current licenses in 2016. Certain licenses provide for the payment of royalties by us on future product sales, if any. In addition, in order to maintain these licenses and other rights during product development, we must comply with various conditions including the payment of patent-related costs.

4. Agreement with Sanofi-Aventis SA

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

5. Iloperidone Sublicense to Novartis Pharma AG

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

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

6. DITPA Acquisition

On October 16, 2003, we announced the acquisition of a novel product in clinical testing for the treatment of congestive heart failure (“CHF”). The product in development, 3,5-diiodothyropropionic acid (“DITPA”), is an orally active analogue of thyroid hormone that has demonstrated in preclinical and clinical studies to date the ability to improve cardiac function, with no significant adverse effects. We acquired DITPA through the acquisition of Developmental Therapeutics, Inc. (“DTI”), a private company established to develop DITPA, and the exclusive licensee of recently issued U.S. patent and pending U.S. and international patent applications covering DITPA. We acquired DTI in a stock transaction for 1,187,500 shares of our common stock valued at approximately $3.6 million using the average market price of our common stock over the five-day trading period, including and prior to the date of the merger in accordance with generally accepted accounting principles. We also made a cash payment of $171,250 to the licensor of the technology. In the fourth quarter of 2003, the total acquisition cost of $3.9 million was reported as acquired research and development in our consolidated statements of operations. An additional payment of 712,500 shares of our common stock was to be made only upon the achievement of positive pivotal study results or certain other substantial milestones within five years. In addition, a cash payment of $102,750 or, alternatively, an additional payment of 37,500 shares of our common stock, was to be made to the licensor of the technology upon achievement of such study results or such other substantial milestones within five years. In October 2006, we discontinued further enrollment in our Phase 2 study of DITPA in CHF. In addition to the discontinuation of our Phase 2 clinical study in CHF, the Department of Veteran’s Affairs has indicated that it will discontinue its Cooperative Studies Program Phase 2 study of DITPA in CHF patients. In March 2009, we terminated our license to the DITPA technology. No specific milestones have been achieved related to this acquisition as of December 31, 2011 and no future payments of cash or shares of our stock are anticipated related to this acquisition.

7. Commitments and Contingencies

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

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On March 15, 2011, we entered into several agreements with entities affiliated with Deerfield Management Company, L.P. (collectively, “Deerfield”) pursuant to which Deerfield agreed to provide $20.0 million in funding to us. Funding occurred on April 5, 2011 and we used approximately $7.6 million of proceeds from the Deerfield funding to repay Oxford in full, including required final payments aggregating $480,000. Pursuant to the terms of a facility agreement, we issued Deerfield promissory notes in the aggregate principal amount of $20.0 million. The long-term debt bears interest at 8.5% per annum, payable quarterly, and was originally repayable over five years, with 10% of the principal amount due on the first anniversary, 15% due on the second anniversary, and 25% due on each of the next three anniversaries. We paid Deerfield a facility fee of $0.5 million. The long-term debt is secured by our assets and has a provision for pre-payment. Deerfield has the right to have the long-term debt repaid at 110% of the principal amount in the event we complete a major transaction, which includes, but is not limited to, a merger or sale of our company or the sale of Probuphine. In connection with the facility agreement, we issued Deerfield six-year warrants to purchase 6,000,000 shares of our common stock at an exercise price of $1.57 per share (see Note 9. “Warrant Liability” for further discussion). We also entered into a royalty agreement with Deerfield, in exchange for $3.0 million (see Note 8. “Royalty Liability” for further discussion).

We recorded the promissory notes with an aggregate principal amount of $20.0 million at its face value less a note discount consisting of (i) $3.0 million cash discount, (ii) a $500,000 loan fee, and (iii) the $5.5 million fair value of the associated warrants. The note discount totaling $9.0 million is being amortized using the interest method. The effective annual interest rate on the note was 33% based on the note discount amortization, stated interest rate and note term.

On November 14, 2011, we entered into several agreements with Deerfield pursuant to which we agreed to provide a substantial portion of the remaining future royalties on the sales of Fanapt to Deerfield in exchange for $5.0 million in cash that was recorded as royalty liability (see Note 8 “Royalty Liability” for further discussion), a $10.0 million reduction in the principal amount owed to Deerfield under the existing facility agreement and a revised principal repayment schedule of $2.5 million per year for four years commencing in April 2013 to retire the remaining long-term debt of $10.0 million. We evaluated the November 2011 principal reduction and other amendments to the $20.0 million facility agreement and determined that the modifications should be accounted for as a troubled debt restructuring on a prospective basis. As a result, we will recognize the difference between

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the carrying value of the long-term debt and the total required future principal and interest payments as interest expense over the remaining term using the interest method.

The following is a schedule of future minimum long-term debt payments at December 31, 2011 (in thousands):

2012	$850
2013	3,191
2014	2,978
2015	2,766
2016	2,553
Thereafter	—

$12,338

These future minimum long-term debt payments exclude payments related to the royalty liability with Deerfield under the March 2011 and November 2011 Royalty Agreements.

Lease Commitments

We lease facilities under operating leases that expire at various dates through June 2013. We also lease certain office equipment under operating leases that expire at various dates through December 2013. Rental expense was $214,000, $257,000, and $524,000 for years ended December 31, 2011, 2010, and 2009, respectively.

The following is a schedule of future minimum lease payments at December 31, 2011 (in thousands):

2012	$221
2013	121
2014	—
2015	—
2016	—
Thereafter	—

$342

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

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Royalty Liability

On March 15, 2011, under a royalty agreement, in exchange for $3.0 million that was recorded as royalty liability, we agreed to pay Deerfield 2.5% of the net sales of Fanapt, constituting a portion of the royalty revenue that we are entitled to under our sublicense agreement with Novartis. The agreements with Deerfield also provide us with the option to repurchase the royalty rights for $40.0 million.

The $3.0 million received under the March 2011 royalty agreement was recorded as a royalty liability in accordance with the appropriate accounting guidance as the related agreement includes a provision which allows us to repurchase the royalty rights from Deerfield through a payment of a lump sum. Interest on the royalty liability is being recognized using the interest method based on the estimated future royalties expected to be paid under the royalty agreement. The current effective annual interest rate is 53.75%.

Under the November 14, 2011 royalty agreement, in exchange for additional $5.0 million royalty liability Deerfield is entitled to the balance of our portion of the royalties on Fanapt (5.5% to 7.5% of net sales, net of the 2.5% previously agreed to have been provided to Deerfield) up to specified threshold levels of net sales of Fanapt and 40% of the royalties above the threshold level. We retain 60% of the royalties on net sales of Fanapt above the threshold levels, subject to an agreement that half of any such retained royalties will go towards repayment of our outstanding debt to Deerfield. Funding occurred on November 25, 2011. The proceeds of this transaction will be used to advance the development of Probuphine and for general corporate purposes.

The $5.0 million received under the November 2011 royalty agreement was recorded as a royalty liability in accordance with the appropriate accounting guidance as the related agreement includes a provision which allows us to repurchase the royalty rights from Deerfield through a payment of a lump sum. Interest on this royalty obligation is being recognized using the interest method based on the estimated future royalties expected to be paid under the royalty agreement. The current effective annual interest rate is 89.37%.

9. Warrant Liability

On March 15, 2011, in connection with our Deerfield facility agreement, we issued Deerfield six-year warrants to purchase 6,000,000 shares of our common stock at an exercise price of $1.57 per share. The warrants were immediately exercisable and expire on March 15, 2017. The warrants contain a provision where the warrant holder has the option to receive cash, equal to the Black Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480 Distinguishing Liabilities from Equity requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model, and the changes in the fair value are recorded in the consolidated statement of operations. The Lattice model provides for assumptions regarding volatility and risk-free interest rates within the total period to maturity.

The key assumptions used to value the warrants were as follows:

December 31,
Assumption	2011
Expected price volatility	70%
Expected term (in years)	5.21
Risk-free interest rate	0.93%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.60

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Guarantees and Indemnifications

As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2011.

In the normal course of business, we have commitments to make certain milestone payments to various clinical research organizations in connection with our clinical trial activities. Payments are contingent upon the achievement of specific milestones or events as defined in the agreements, and we have made appropriate accruals in our consolidated financial statements for those milestones that were achieved as of December 31, 2011. We also provide indemnifications of varying scope to our clinical research organizations and investigators against claims made by third parties arising from the use of our products and processes in clinical trials. Historically, costs related to these indemnification provisions were immaterial. We also maintain various liability insurance policies that limit our exposure. We are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

11. Stockholders’ Deficit

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

As of December 31, 2011, warrants to purchase shares of common stock consisted of the following (in thousands, except per share price):

Date Issued	Expiration Date	Exercise Price	Outstanding at December 31, 2011
12/17/2007	12/17/2012	$ 2.00	6,650
12/18/2009	12/18/2014	2.13	42
09/27/2010	09/27/2015	0.87	288
03/15/2011	03/15/2017	1.57	6,000

			12,980

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Reserved for Future Issuance

As of December 31, 2011, shares of common stock reserved by us for future issuance consisted of the following (in thousands):

Stock options outstanding	5,414
Restricted stock awards	181
Future stock option grants or stock awards	2,578
Shares issuable upon the exercise of warrants	12,980

21,153

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

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In August 2001, we adopted the 2001 Employee Non-Qualified Stock Option Plan (“2001 NQ Plan”) pursuant to which 1,750,000 shares of common stock were authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan. Options granted under the option plans generally expire no later than ten years from the date of grant. Option vesting schedule and exercise price are determined at time of grant by the board of directors. Historically, the exercise prices of options granted under the 2001 NQ Plan were 100% of the fair market value of our common stock on the date of grant. The 2001 NQ Plan expired in August 2011.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under our stock plans, as well as non-plan activity, are summarized below (shares in thousands):

	Shares or Awards Available For Grant	Number of Options and Awards Outstanding	Weighted Average Exercise Price
Balance at December 31, 2008	3,386	6,628	$6.27
Options granted	(3,475)	3,475	$0.86
Options exercised	—	(660)	$0.84
Options cancelled and expired	2,412	(3,258)	$6.43
Awards granted	(15)	15	$0.00
Awards cancelled	110	(110)	$0.17

Balance at December 31, 2009	2,418	6,090	$3.68
Options granted	(150)	150	$2.36
Options cancelled and expired	1,244	(1,243)	$9.11
Awards granted	(119)	119	$0.00

Balance at December 31, 2010	3,393	5,115	$2.29
Options granted	(734)	734	$1.44
Options cancelled and expired	45	(241)	$15.01
Options forfeited	55	(55)	$1.77
Awards granted	(181)	181	$0.00
Awards issued	—	(139)	$0.00

Balance at December 31, 2011	2,578	5,595	$1.56

Our option plans allow for stock options issued as the result of a merger or consolidation of another entity, including the acquisition of minority interest of our subsidiaries, to be added to the maximum number of shares provided for in the plan (“Substitute Options”). Consequently, Substitute Options are not returned to the shares reserved under the plan when cancelled. During 2011, 2010, and 2009, the number of Substitute Options cancelled was immaterial.

Options for 4.3 million and 3.6 million shares were exercisable at December 31, 2011 and 2010, respectively. The options outstanding at December 31, 2011 have been segregated into four ranges for additional disclosure as follows (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.79 - $2.79	5,058	6.87	$1.33	3,943	$1.37
$2.80 - $4.78	201	2.99	$3.38	201	$3.38
$4.79 - $6.78	10	0.34	$5.77	10	$5.77
$6.79 - $8.77	145	0.04	$8.77	145	$8.77

$0.79 - $8.77	5,414	6.53	$1.61	4,299	$1.72

In addition, Ingenex had a stock option plan under which options to purchase common stock of Ingenex could have been granted. No options have been granted under such plan since 1997.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the stock-based compensation expense for the years ended December 31, 2011, 2010, and 2009:

	Years Ended December 31,
	2011	2010	2009
Weighted-average risk-free interest rate	2.3%	2.3%	0.4%
Expected dividend payments	—	—	—
Expected holding period (years)(1)	5.4	4.2	4.6
Weighted-average volatility factor(2)	1.71	1.89	1.84
Estimated forfeiture rates for options granted to management(3)	23%	23%	21%
Estimated forfeiture rates for options granted to non-management(3)	41%	41%	41%

(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.
(2)	Weighted average volatility is based on the historical volatility of the Company’s common stock.
(3)	Estimated forfeiture rates are based on historical data.

Based upon the above methodology, the weighted-average fair value of options and awards granted during the years ended December 31, 2011, 2010, and 2009 was $1.38, $2.24, and $0.75, respectively.

The following table summarizes the stock-based compensation expense and impact on our basic and diluted loss per share for the years ended December 31, 2011, 2010, and 2009:

	Years Ended December 31,
(in thousands, except per share amounts)	2011	2010	2009
Research and development	$371	$202	$312
General and administrative	806	531	1,211

Total stock-based compensation expenses	$1,177	$733	$1,523

Increase in basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.03)

No tax benefit was recognized related to stock-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

During the year ended December 31, 2011 we granted 734,000 options to employees, directors and consultants to purchase common stock. The following table summarizes option activity for the year ended December 31, 2011:

(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	4,976	$2.29
Granted	734	1.44
Cancelled	(241)	15.01
Forfeited	(55)	1.77

Outstanding at December 31, 2011	5,414	$1.61	6.53	$802

Exercisable at December 31, 2011	4,299	$1.72	6.14	$620

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011 there was approximately $1.1 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 1.36 years.

During the year ended December 31, 2011 we awarded 181,000 shares of restricted stock to employees. The following table summarizes restricted stock activity for the year ended December 31, 2011:

(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	139	$0.01
Awarded	181	—
Shares issued	(139)	0.01

Outstanding at December 31, 2011	181	$0.00	9.3	$206

Vested at December 31, 2011	—	$—	—	$—

As of December 31, 2011 there was approximately $73,000 of total unrecognized compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted-average period of 0.3 years.

13. Non-controlling Interest

The $1.2 million received by Ingenex, Inc., a consolidated subsidiary, upon the issuance of its Series B convertible preferred stock was classified as non-controlling interest in the consolidated balance sheet prior to December 31, 2010. As a result of the Series B preferred stockholders’ liquidation preference, the balance was not reduced by any portion of the losses of Ingenex, Inc.

In December 2010, Ingenex, Inc. was dissolved, under the laws of Delaware. Upon dissolution, no amounts were distributed to the Series B convertible preferred stockholders. The dissolution was accounted for as an equity transaction, and the preferred stock carrying value, classified as a non-controlling interest, was reclassified to additional paid-in capital in the accompanying consolidated balance sheet at December 31, 2010.

14. Income Taxes

As of December 31, 2011, we had net operating loss carryforwards for federal income tax purposes of approximately $220.9 million that expire at various dates through 2031, and federal research and development tax credits of approximately $7.6 million that expire at various dates through 2031. We also had net operating loss carryforwards for California income tax purposes of approximately $147.2 million that expire at various dates through 2031 and state research and development tax credits of approximately $7.4 million which do not expire. Approximately $12.4 million of federal and state net operating loss carryforwards represent stock option deductions arising from activity under the Company’s stock option plan, the benefit of which will increase additional paid in capital when realized.

Current federal and California tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change of a corporation. The Company has performed a change in ownership analysis through December 31, 2011 and, accordingly, all of its net operating loss and tax credit carryforwards are available to offset future taxable income, if any.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes operating loss and credit carryforwards. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$84,328	$85,816
Research credit carryforwards	12,484	11,341
Other, net	3,883	4,802

Total deferred tax assets	100,695	101,959
Valuation allowance	(100,695)	(101,959)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $1.3 million during 2011, decreased by $0.8 million during 2010, and increased by $1.5 million during 2009.

Under ASC 718, the deferred tax asset for net operating losses as of December 31, 2011 excludes deductions for excess tax benefits related to stock based compensation.

The provision for income taxes consists of state minimum taxes due. The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands):

	Year Ending December 31,
	2011	2010	2009
Computed at 34%	$(5,168)	$(2,265)	$(1,999)
State Taxes	(228)	(1,347)	(23)
Book losses not currently benefited	(1,264)	844	1,859
Other	2,746	2,773	158
Disallowed interest expense	1,457	—	—
Income from debt restructuring	2,462	—	—

Total	$5	$5	$(5)

We had no unrecognized tax benefits or any amounts accrued for interest and penalties for the three year period ended December 31, 2011. Our policy will be to recognize interest and penalties related to income taxes as a component of income tax expense.

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

Date: March 15, 2012	TITAN PHARMACEUTICALS, INC.

	By:	/S/ SUNIL BHONSLE
	Name:	Sunil Bhonsle
	Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Marc Rubin, M.D. Marc Rubin, M.D.	Executive Chairman	March 15, 2012

/s/ Sunil Bhonsle Sunil Bhonsle	President and Director (principal executive officer and principal financial officer)	March 15, 2012

/s/ Victor J. Bauer, Ph.D. Victor J. Bauer, Ph.D.	Director	March 15, 2012

/s/ Eurelio M. Cavalier Eurelio M. Cavalier	Director	March 15, 2012

/s/ Hubert E. Huckel, M.D. Hubert E. Huckel, M.D.	Director	March 15, 2012

/s/ M. David MacFarlane, Ph.D. M. David MacFarlane, Ph.D.	Director	March 15, 2012

/s/ Ley S. Smith Ley S. Smith	Director	March 15, 2012

/s/ Brian Crowley Brian Crowley	Vice President, Finance (principal accounting officer)	March 15, 2012

1

EXHIBIT INDEX

Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended[9]

3.2	By-laws of the Registrant[1]

3.3	Certificate of Designations of Junior Participating Preferred Stock of Titan Pharmaceuticals, Inc.[15]

4.1	Registration Rights Agreement dated as of December 17, 2007[2]

4.2	Registration Rights Agreement dated as of December 8, 2009[9]

4.3	Warrant to Purchase Common Stock dated December 23, 2009 issued to Oxford Finance Corporation[9]

4.4	Form of Warrant[13]

4.5	Registration Rights Agreement, dated as of March 15, 2011[13]

4.6	Rights Agreement, dated as of December 20, 2011 between the Registrant and Continental Stock Transfer and Trust Company, as Rights Agent[15]

4.7	Amendment No. 1 to Rights Agreement, dated as of February 22, 2012 between the Registrant and Continental Stock Transfer and Trust Company, as Rights Agent

10.1	1998 Stock Option Plan[3]

10.2	2001 Non-Qualified Employee Stock Option Plan[4]

10.3	2002 Stock Option Plan[5]

10.4	Employment Agreement between the Registrant and Sunil Bhonsle, dated May 16, 2009, as amended by agreement dated February 17, 2010[9]

10.5	Employment Agreement between the Registrant and Marc Rubin, dated May 16, 2009, as amended by agreement dated February 17, 2010[9]

10.6	Lease for the Registrant’s facilities, amended as of October 1, 2004[6]

10.7	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009[9]

10.8*	License Agreement between the Registrant and Sanofi-Aventis SA effective as of December 31, 1996[7]

10.9*	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997[8]

10.10*	License Agreement between the Registrant and the Massachusetts Institute of Technology dated September 28, 1995[1]

10.11	Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated December 18, 2009[9]

10.12	Stock Purchase Agreement between the Registrant and certain investors dated December 8, 2009[9]

10.13	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Marc Rubin[10]

10.14	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Sunil Bhonsle[10]

10.15	Amendment to lease for Registrant’s facilities dated June 15, 2010[11]

10.16	Amended and Restated Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated September 27, 2010[12]

No.	Description

10.17	Facility Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[13]

10.18	Security Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[13]

10.19	Royalty Purchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.20	Amended and Restated Royalty Agreement, dated November 14, 2011 by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.21	Amended and Restated Royalty Repurchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., and Horizon Sante TTNP SARL[14]

10.22	Cash Management Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.23	Paying Agent Agreement, dated November 14, 2011, by and among the Company, Deerfield Management Company, L.P. and U.S. Bank National Association[14]

10.24	Agreement, dated as of November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[14]

14.1	Code of Business Conduct and Ethics[10]

23.1	Consent of OUM & Co., LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 33-99386).
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 27, 2007.
(3)	Incorporated by reference from the Registrant’s definitive Proxy Statement filed on July 28, 2000.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.
(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-42367).
(9)	Incorporated by reference from the Registrant’s Registration Statement on Form 10.

(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(12)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 18, 2011.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2011.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 21, 2011.
*	Confidential treatment has been granted with respect to portions of this exhibit.
**	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.