Form 10-K/A
period 2011-12-31
TITAN PHARMACEUTICALS INC
filed 2012-03-23
CIK 910267

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

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K filed by Titan Pharmaceuticals, Inc., a Delaware corporation (the “Company”), on March 15, 2012 is being filed to correct the information presented in (i) the footnotes to the Summary Compensation Table appearing in Item 11—Executive Compensation and (ii) the “Weighted-average exercise price of outstanding options, warrants and rights” column of the Equity Compensation Plan Information appearing in Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This Annual Report on Form 10-K/A does not reflect any event occurring subsequent to March 15, 2012, the filing date of the original report, and no other changes have been made to the report.

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

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Options(2) ($)	Awards(2) ($)	All Other Compensation ($)	Total Compensation ($)
Marc Rubin, M.D.(3)(4)(5) Executive Chairman	2011	$210,000	$—	$201,015	$—	$—	$411,015
	2010	—	—	—	152,982	—	152,982
	2009	384,326	—	832,794	—	—	1,217,120

Louis R. Bucalo, M.D.(6) Former Executive Chairman	2011	—	—	—	—	—	—
	2010	70,312	—	—	—	—	70,312
	2009	328,125	—	—	—	—	328,125

Sunil Bhonsle(7) President	2011	300,000	—	268,020	—	—	568,020
	2010	277,473	—	—	—	—	277,473
	2009	402,487	—	604,989	—	12,400	1,019,876

Robert E. Farrell, J.D.(8) Former Executive Vice President and Chief Financial Officer	2011 2010 2009	— — 216,862	— — —	— — —	— — —	— — —	— — 216,862

(1)	The positions listed are the most recent held by such individuals.
(2)	Amounts shown represent the grant date fair value computed in accordance with FASB ASC 718. The assumptions used by us with respect to the valuation of option grants and stock awards are set forth in “Titan Pharmaceuticals, Inc. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 12—Stock Plans.”
(3)	Dr. Rubin did not receive a salary during 2010.
(4)	Dr. Rubin was awarded 36,000 and 82,800 shares of restricted stock on March 1, 2010 and July 1, 2010, respectively, instead of a cash salary. These shares were fully vested as of December 31, 2010.
(5)	Dr. Rubin’s employment was terminated on December 15, 2008. His 2009 salary includes a one-time severance payment of $384,326 made in January 2009.
(6)	Dr. Bucalo’s employment was terminated in April 2008 and he received salary continuation payments until April 2010. During 2010 and 2009, Dr. Bucalo received salary continuation payments of $70,312 and $328,125, respectively. Dr. Bucalo’s outstanding options continued to vest under the terms of his severance agreement through April 2010. Dr. Bucalo’s outstanding options were not exercised and were subsequently cancelled in 2010.
(7)	Mr. Bhonsle’s employment was terminated on December 15, 2008. His 2009 salary includes a one-time severance payment of $277,487 made in January 2009 and $125,000 related to compensation deferred to 2010.
(8)	Mr. Farrell’s employment was terminated in April 2009. His 2009 salary includes a payment of $161,824 related to the remaining balance of his severance.

For a description of the material terms of employment agreements with our current and former named executive officers, see “—Employment Agreements.”

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Approval Date(1)	Number of Shares of Common Stock Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards($)(2)
Marc Rubin, M.D.	4/15/2011	4/15/2011	150,000	(3)	$1.40	$201,015
Sunil Bhonsle	4/15/2011	4/15/2011	200,000	(3)	$1.40	$268,020

(1)	All grants were approved by the Compensation Committee on the dates indicated.
(2)	Valuation assumptions are found under “Titan Pharmaceuticals, Inc. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 12—Stock Plans.”
(3)	These options vest over a 24 month period beginning on April 15, 2011 with 25% vesting after six months and the balance vesting in 18 monthly installments over the remaining vesting period.

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

A total of approximately 8.2 million shares of our common stock are available for issuance or delivery under our existing Stock Option Plans. The number of shares of our common stock issued or reserved pursuant to the Stock Option Plans will be adjusted at the discretion of our Board or the Compensation Committee as a result of stock splits, stock dividends and similar changes in our common stock. In addition, shares subject to grant under our prior option plans (including shares under such plans that expire unexercised or are forfeited, terminated, canceled or withheld for income tax withholding) shall be merged and available for issuance under the 2002 Stock Option Plan, without reducing the aggregate number of shares available for issuance reflected above.

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

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)		Percent of Shares Beneficially Owned
Marc Rubin, M.D.	2,114,075	(3)	3.5%
Victor J. Bauer, Ph.D.	278,644	(4)	*
Sunil Bhonsle	1,737,127	(5)	2.9%
Eurelio M. Cavalier	456,251	(6)	*
Hubert E. Huckel, M.D.	458,586	(7)	*
M. David MacFarlane, Ph.D.	320,000	(8)	*
Ley S. Smith	366,251	(9)	*
First Eagle Investment Management, LLC	5,375,939	(10)	8.8%
Deerfield Entities	6,000,000	(11)	9.2%
All executive officers and directors as a group (7) persons	5,730,934		9.0%

*	Less than one percent.
(1)	Unless otherwise indicated, the address of such individual is c/o Titan Pharmaceuticals, Inc., 400 Oyster Point Boulevard, Suite 505, South San Francisco, California 94080.
(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of a person, shares of our common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of February 29, 2012 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.
(3)	Includes 1,069,374 shares issuable upon exercise of outstanding options.
(4)	Includes 298,750 shares issuable upon exercise of outstanding options.
(5)	Includes (i) 1,011,114 shares issuable upon exercise of outstanding options and (ii) 225,757 shares held in a family trust for which he serves as trustee.
(6)	Includes 225,000 shares issuable upon exercise of outstanding options.
(7)	Includes (i) 242,500 shares issuable upon exercise of outstanding options and (ii) 789 shares held by his wife.
(8)	Includes 140,000 shares issuable upon exercise of outstanding options.
(9)	Includes 212,500 shares issuable upon exercise of outstanding options.
(10)	Derived from a Schedule 13G/A filed by First Eagle Investment Management, LLC on February 11, 2012. Includes warrants to purchase 1,562,500 shares of common stock. The holder’s address is 1345 Avenue of the Americas, New York, New York 10105.
(11)	Derived from a Schedule 13G filed by James E. Flynn, Deerfield Capital, L.P., Deerfield Special Situations Fund, L.P., Deerfield Management Company, L.P., Deerfield Special Situations Fund International Limited, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, the “Deerfield Entities”) on February 17, 2012. Includes warrants to purchase an aggregate of 6,000,000 shares of common stock. James E. Flynn is deemed to have voting and dispositive power over all of the warrants held by the Deerfield Entities. The holder’s addresses are James E. Flynn, Deerfield Capital, L.P., Deerfield Special Situations Fund, L.P., Deerfield Management Company, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., 780 Third Avenue, 37th Floor, New York, NY 10017; Deerfield Special Situations Fund International Limited, c/o Citi Hedge Fund Services (B.V.I.) Ltd., Bison Court, Columbus Centre, P.O. Box 3460, Road Town, Tortola, D8, British Virgin Islands.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrant and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders	3,032,863	$1.76	2,578,284
Equity compensation plans not approved by security holders(1)(2)(3)	2,562,000	$1.32	—

Total	5,594,863	$1.56	2,578,284

(1)	In August 2002, we amended our 2001 Employee Non-Qualified Stock Option Plan. Pursuant to this amendment, a total of 1,750,000 shares of common stock were reserved and authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan.
(2)	In October 2007, we granted 1,500,000 non-qualified stock options outside of our stock option plans to our Chief Executive Officer, at an exercise price of $2.40, vesting equally over 48 months from the date of grant. At December 31, 2011, 437,500 of these non-qualified stock options remained outstanding.
(3)	In May 2009, we granted 615,000 and 310,000 non-qualified stock options outside of our stock option plans to our Executive Chairman and President, respectively, at an exercise price of $0.79, vesting equally over 48 months from the date of grant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(b)    Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended[9]

3.2	By-laws of the Registrant[1]

3.3	Certificate of Designations of Junior Participating Preferred Stock of Titan Pharmaceuticals, Inc.[15]

4.1	Registration Rights Agreement dated as of December 17, 2007[2]

4.2	Registration Rights Agreement dated as of December 8, 2009[9]

4.3	Warrant to Purchase Common Stock dated December 23, 2009 issued to Oxford Finance Corporation[9]

4.4	Form of Warrant[13]

4.5	Registration Rights Agreement, dated as of March 15, 2011[13]

4.6	Rights Agreement, dated as of December 20, 2011 between the Registrant and Continental Stock Transfer and Trust Company, as Rights Agent[15]

4.7	Amendment No. 1 to Rights Agreement, dated as of February 22, 2012 between the Registrant and Continental Stock Transfer and Trust Company, as Rights Agent(17)

10.1	1998 Stock Option Plan[3]

10.2	2001 Non-Qualified Employee Stock Option Plan[4]

10.3	2002 Stock Option Plan[5]

10.4	Employment Agreement between the Registrant and Sunil Bhonsle, dated May 16, 2009, as amended by agreements dated February 17, 2010 and December 30, 2011[9,16]

10.5	Employment Agreement between the Registrant and Marc Rubin, dated May 16, 2009, as amended by agreements dated February 17, 2010 and December 30, 2011,9 16

10.6	Lease for the Registrant’s facilities, amended as of October 1, 2004[6]

10.7	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009[9]

10.8*	License Agreement between the Registrant and Sanofi-Aventis SA effective as of December 31, 1996[7]

10.9*	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997[8]

10.10*	License Agreement between the Registrant and the Massachusetts Institute of Technology dated September 28, 1995[1]

10.11	Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated December 18, 2009[9]

10.12	Stock Purchase Agreement between the Registrant and certain investors dated December 8, 2009[9]

10.13	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Marc Rubin[10]

10.14	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Sunil Bhonsle[10]

10.15	Amendment to lease for Registrant’s facilities dated June 15, 2010[11]

No.	Description

10.16	Amended and Restated Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated September 27, 2010[12]

10.17	Facility Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[13]

10.18	Security Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[13]

10.19	Royalty Purchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.20	Amended and Restated Royalty Agreement, dated November 14, 2011 by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.21	Amended and Restated Royalty Repurchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., and Horizon Sante TTNP SARL[14]

10.22	Cash Management Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.23	Paying Agent Agreement, dated November 14, 2011, by and among the Company, Deerfield Management Company, L.P. and U.S. Bank National Association[14]

10.24	Agreement, dated as of November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[14]

14.1	Code of Business Conduct and Ethics[10]

23.1	Consent of OUM & Co., LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 33-99386).
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 27, 2007.
(3)	Incorporated by reference from the Registrant’s definitive Proxy Statement filed on July 28, 2000.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.
(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-42367).
(9)	Incorporated by reference from the Registrant’s Registration Statement on Form 10.
(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(12)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 18, 2011.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2011.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 21, 2011.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 4, 2012.
(17)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
*	Confidential treatment has been granted with respect to portions of this exhibit.
**	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: March 22, 2012	TITAN PHARMACEUTICALS, INC.

	By:	/S/ SUNIL BHONSLE
	Name:	Sunil Bhonsle
	Title:	President

EXHIBIT INDEX

Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended[9]

3.2	By-laws of the Registrant[1]

3.3	Certificate of Designations of Junior Participating Preferred Stock of Titan Pharmaceuticals, Inc.[15]

4.1	Registration Rights Agreement dated as of December 17, 2007[2]

4.2	Registration Rights Agreement dated as of December 8, 2009[9]

4.3	Warrant to Purchase Common Stock dated December 23, 2009 issued to Oxford Finance Corporation[9]

4.4	Form of Warrant[13]

4.5	Registration Rights Agreement, dated as of March 15, 2011[13]

4.6	Rights Agreement, dated as of December 20, 2011 between the Registrant and Continental Stock Transfer and Trust Company, as Rights Agent[15]

4.7	Amendment No. 1 to Rights Agreement, dated as of February 22, 2012 between the Registrant and Continental Stock Transfer and Trust Company, as Rights Agent[17]

10.1	1998 Stock Option Plan[3]

10.2	2001 Non-Qualified Employee Stock Option Plan[4]

10.3	2002 Stock Option Plan[5]

10.4	Employment Agreement between the Registrant and Sunil Bhonsle, dated May 16, 2009, as amended by agreement dated February 17, 2010 and December 30, 2011[9,16]

10.5	Employment Agreement between the Registrant and Marc Rubin, dated May 16, 2009, as amended by agreement dated February 17, 2010 and December 30, 2011[9,16]

10.6	Lease for the Registrant’s facilities, amended as of October 1, 2004[6]

10.7	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009[9]

10.8*	License Agreement between the Registrant and Sanofi-Aventis SA effective as of December 31, 1996[7]

10.9*	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997[8]

10.10*	License Agreement between the Registrant and the Massachusetts Institute of Technology dated September 28, 1995[1]

10.11	Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated December 18, 2009[9]

10.12	Stock Purchase Agreement between the Registrant and certain investors dated December 8, 2009[9]

10.13	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Marc Rubin[10]

10.14	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Sunil Bhonsle[10]

10.15	Amendment to lease for Registrant’s facilities dated June 15, 2010[11]

10.16	Amended and Restated Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated September 27, 2010[12]

No.	Description

10.17	Facility Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[13]

10.18	Security Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[13]

10.19	Royalty Purchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.20	Amended and Restated Royalty Agreement, dated November 14, 2011 by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.21	Amended and Restated Royalty Repurchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., and Horizon Sante TTNP SARL[14]

10.22	Cash Management Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.23	Paying Agent Agreement, dated November 14, 2011, by and among the Company, Deerfield Management Company, L.P. and U.S. Bank National Association[14]

10.24	Agreement, dated as of November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[14]

14.1	Code of Business Conduct and Ethics[10]

23.1	Consent of OUM & Co., LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 33-99386).
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 27, 2007.
(3)	Incorporated by reference from the Registrant’s definitive Proxy Statement filed on July 28, 2000.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.
(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-42367).
(9)	Incorporated by reference from the Registrant’s Registration Statement on Form 10.

(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(12)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 18, 2011.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2011.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 21, 2011.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 4, 2012.
(17)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
*	Confidential treatment has been granted with respect to portions of this exhibit.
**	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.