Form 10-Q
period 2012-03-31
TITAN PHARMACEUTICALS INC
filed 2012-05-10
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 66,054,266 shares of the Registrant’s Common Stock issued and outstanding on May 8, 2012.

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1.	Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2012	December 31, 2011
	(unaudited)	(Note 1)
Assets
Current assets:
Cash	$2,308	$5,406
Receivables	3,531	3,720
Prepaid expenses and other current assets	898	836

Total current assets	6,737	9,962
Property and equipment, net	772	255

Total assets	$7,509	$10,217

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$4,060	$4,789
Accrued clinical trials expenses	1,308	161
Other accrued liabilities	519	173

Total current liabilities	5,887	5,123
Warrant liability	3,627	3,611
Royalty liability	9,476	9,309
Long-term debt, net of discount	12,209	12,253

Total liabilities	31,199	30,296

Commitments and contingencies
Stockholders’ deficit
Common stock, at amounts paid-in	256,436	256,436
Additional paid-in capital	19,985	18,433
Accumulated deficit	(300,111)	(294,948)

Total stockholders’ deficit	(23,690)	(20,079)

Total liabilities and stockholders’ deficit	$7,509	$10,217

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amount)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Royalty revenue	$1,228	$716
Grant revenue	42	232

Total revenue	1,270	948
Operating expenses:
Research and development	3,069	3,738
General and administrative	1,733	793

Total operating expenses	4,802	4,531

Loss from operations	(3,532)	(3,583)
Other income (expense):
Interest expense, net	(1,563)	(931)
Other income (expense)	(52)	2
Non-cash loss on increase in the fair value of warrants	(16)	—

Other expense, net	(1,631)	(929)

Net loss and comprehensive loss	$(5,163)	$(4,512)

Basic and diluted net loss per common share	$(0.09)	$(0.08)

Weighted average shares used in computing basic and diluted net loss per common share	59,387	59,248

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(5,163)	$(4,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	10
Amortization of discount on long-term debt	—	294
Interest on royalty liability	167	—
Non-cash loss on increase in fair value of warrants	16	—
Stock-based compensation	1,552	139
Changes in operating assets and liabilities:
Receivables	189	(930)
Prepaid expenses and other assets	(62)	74
Accounts payable and other accrued liabilities	764	2,817

Net cash used in operating activities	(2,532)	(2,108)

Cash flows from investing activities:
Purchases of furniture and equipment	(522)	—

Net cash used in investing activities	(522)	—

Cash flows from financing activities:
Payments on long-term debt	(44)	(272)

Net cash used in financing activities	(44)	(272)

Net decrease in cash	(3,098)	(2,380)
Cash at beginning of period	5,406	3,180

Cash at end of period	$2,308	$800

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Summary of Significant Accounting Policies

The Company

We are a biopharmaceutical company developing proprietary therapeutics primarily for the treatment of central nervous system (“CNS”) disorders. Our product development programs focus primarily on important pharmaceutical markets with significant unmet medical needs and commercial potential. We are directly developing our product candidates and also utilize corporate partnerships as appropriate. Such collaborations have helped to fund product development and have enabled us to retain significant economic interest in our products. We operate in only one business segment, the development of pharmaceutical products.

Our principal asset is Probuphine®, the first slow release implant formulation of buprenorphine, designed to maintain a stable, round the clock blood level of the medicine in patients for six months following a single treatment. Daily treatment of opioid dependence with sublingual buprenorphine formulations is already a $1+ billion market in the U.S., and a transdermal formulation for the treatment of chronic pain entered the U.S. market in 2011. Probuphine is being developed for the treatment of opioid dependence with the potential to enhance patient compliance to medication, and limit diversion and accidental use of the daily dosed formulations. We are now in the New Drug Application (NDA) preparation stage and expect to be in a position to submit the NDA in September of 2012. Our goal is to enter into one or more partnerships with capable pharmaceutical companies to commercialize Probuphine in the U.S. and foreign markets, as well as to potentially develop the product for the treatment of chronic pain.

Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of Titan Pharmaceuticals, Inc. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or any future interim periods.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. Annual Report on Form 10-K/A for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”).

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The accompanying financial statements have been prepared assuming we will continue as a going concern. We expect to continue to incur substantial additional operating losses from costs related to the continuation of research and development and administrative activities across product development functions including clinical and non-clinical testing, process development and manufacturing and regulatory affairs. We believe that our working capital at March 31, 2012, together with the proceeds of our $5.5 million registered direct offering in April 2012 (see Note 8, “Subsequent Events”), is sufficient to sustain our planned operations into the fourth quarter of 2012. In the event we are unable to enter into a corporate partnership or licensing arrangement that provides us with the funds required to complete the regulatory process and commercialize Probuphine (if approved) by the fourth quarter of 2012, we will need to obtain additional financing, either through the sale of debt or equity securities, in order for us to continue our Probuphine program and other product development activities. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer or discontinue the Probuphine program and other product development activities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) a contractual agreement exists; (2) transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. For each source of revenue, we comply with the above revenue recognition criteria in the following manner:

•

Collaborative arrangements typically consist of non-refundable and/or exclusive technology access fees, cost reimbursements for specific research and development spending, and various milestone and future product royalty payments. If the delivered technology does not have stand-alone value, the amount of revenue allocable to the delivered technology is deferred. Non-refundable upfront fees with stand-alone value that are not dependent on future performance under these agreements are recognized as revenue when received, and are deferred if we have continuing performance obligations and have no evidence of fair value of those obligations. Cost reimbursements for research and development spending are recognized when the related costs are incurred and when collectability is reasonably assured. Payments received related to substantive, performance-based “at-risk” milestones are recognized as revenue upon achievement of the clinical success or regulatory event specified in the underlying contracts, which represent the culmination of the earnings process. Amounts received in advance are recorded as deferred revenue until the technology is transferred, costs are incurred, or a milestone is reached.

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

•

Royalties earned are based on third-party sales of licensed products and are recorded in accordance with contract terms when third-party results are reliably measurable and collectability is reasonably assured. Pursuant to certain license agreements, we earn royalties on the sale of Fanapt™ by Novartis Pharma AG in the U.S. As described in Note 5, Commitments and Contingencies, we are obligated to pay royalties on such sales to Sanofi-Aventis and another third party. As we have no performance obligations under the license agreements, we have recorded the royalties earned, net of royalties we are obligated to pay, as revenue in our condensed statements of operations and comprehensive loss.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2012, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K/A, that are of significance, or potential significance to us.

Subsequent Events

We have evaluated events that have occurred after March 31, 2012 and through the date that the financial statements are issued.

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

For the three months ended March 31, 2012, as a result of the fair value adjustment of the warrant liability, we recorded a non-cash loss on an increase in the fair value of $16,000 in our condensed statements of operations and comprehensive loss. See Note 7, “Warrant Liability” for further discussion on the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Fair value of warrants issued in connection with Deerfield financing on December 31, 2011	$3,611
Adjustment to fair value at March 31, 2012	16

Total warrant liability at March 31, 2012	$3,627

2. Stock Plans

The following table summarizes the share-based compensation expense recorded for awards under the stock option plans for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011
Research and development	$616	$56
General and administrative	936	83

Total share-based compensation expenses	$1,552	$139

No tax benefit was recognized related to share-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the share-based compensation expense for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Weighted-average risk-free interest rate	0.94%	3.4%
Expected dividend payments	—	—
Expected holding period (years)[1]	5.1	9.2
Weighted-average volatility factor[2]	1.74	1.39
Estimated forfeiture rates for options granted to management[3]	23%	23%
Estimated forfeiture rates for options granted to non-management[3]	41%	41%

(1)	Expected holding periods are based on historical data.
(2)	Weighted average volatility is based on the historical volatility of our common stock.
(3)	Estimated forfeiture rates are based on historical data.

Based upon the above methodology, the weighted-average fair value of options and awards granted during the three-month period ended March 31, 2012 was $1.09. No options or awards were granted during the three-month period ended March 31, 2011.

The following table summarizes option activity for the three-month period ended March 31, 2012:

(in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Option Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	5,414	$1.61	6.53	$802
Granted	1,688	1.15
Exercised	—	—
Expired or canceled	(145)	8.77
Forfeited	—	—

Outstanding at March 31, 2012	6,957	$1.35	7.26	$802

Exercisable at March 31, 2012	5,447	$1.40	6.90	$652

As of March 31, 2012 there was approximately $1.2 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 1.0 year.

No shares of restricted stock were awarded to employees, directors and consultants during the three-month period ended March 31, 2012. The following table summarizes restricted stock activity for the three-month period ended March 31, 2012:

(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	181	$0.00	9.3	$206
Awarded	—	—
Exercised	—	—
Cancelled	—	—

Outstanding at March 31, 2012	181	$0.00	9.0	$206

Vested at March 31, 2012	—	$—	—	$—

As of March 31, 2012 there was approximately $10,000 of total unrecognized compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted-average period of 0.1 year.

3. Net Loss Per Share

We calculate basic net loss per share using the weighted average common shares outstanding for the periods presented. Diluted net income per share would include the impact of other dilutive equity instruments, primarily our options and warrants. For the periods ended March 31, 2012 and 2011, options and warrants totaled 20.1 million and 18.0 million shares, respectively. We reported net losses for the periods presented and, therefore, options and warrants were excluded from the calculation of diluted net loss per share as they were anti-dilutive.

4. Comprehensive Loss

Comprehensive loss for the periods presented is comprised solely of our net loss. We had no unrealized gains or losses at March 31, 2012 and 2011. Comprehensive losses for the three-month periods ended March 31, 2012 and 2011 were $5.2 million and $4.5 million, respectively.

5. Commitments and Contingencies

Financing Agreements

In December 2009, we entered into a loan and security agreement with Oxford Capital Financing (“Oxford”) pursuant to which we received a three-year term loan in the principal amount of $3.0 million that bore interest at the rate of 13% per annum. We paid Oxford an initial facility fee of $60,000 and were obligated to make a final payment fee of $180,000. Commencing in January 2010, the loan was repayable in monthly interest payments of $32,500 through June 2010 followed by monthly interest and principal installments of $117,665 commencing in July 2010 through December 2012. The loan was secured by our assets and had a provision for pre-payment. We also issued to Oxford, in connection with the loan and security agreement, five-year warrants to purchase 42,254 shares of our common stock at an exercise price of $2.13 per share. The relative fair value attributable to the warrants of $88,995 was recorded as a discount to the debt and corresponding credit to additional paid-in capital. The debt discount was amortized to interest expense over the life of the debt. Interest on the term loan, consisting of the stated interest rate, initial facility fee, final payment fee and amortization of the discount, was recognized using the interest method. The effective annual interest rate on the loan was approximately 21.1%.

In September 2010, we amended our loan and security agreement with Oxford. Pursuant to this amendment, we received a 39 month term loan in the principal amount of $5.0 million that bore interest at the rate of 13% per annum. We paid Oxford an initial facility fee of $125,000 and were obligated to make a final payment fee of $300,000. Commencing in October 2010, the loan was repayable in monthly interest payments of $54,167 through June 2011 followed by monthly interest and principal installments of $196,108 commencing in July 2011 through December 2013. The loan was secured by our assets and had a provision for pre-payment. We also issued to Oxford, in connection with the loan and security agreement, five-year warrants to purchase 287,356 shares of our common stock at an exercise price of $0.87 per share. The relative fair value attributable to the warrants of $254,580 was recorded as a discount to the debt and corresponding credit to additional paid-in capital. The debt discount was amortized to interest expense over the life of the debt. Interest on the term loan, consisting of the stated interest rate, initial facility fee, final payment fee and amortization of the discount, was recognized using the interest method. The effective annual interest rate on the loan was approximately 22.6%. This loan was repaid in full in April 2011.

On March 15, 2011, we entered into several agreements with entities affiliated with Deerfield Management Company, L.P. (collectively, “Deerfield”) pursuant to which Deerfield agreed to provide $20.0 million in funding to us. Funding occurred on April 5, 2011 and we used approximately $7.6 million of proceeds from the Deerfield funding to repay Oxford in full, including required final payments aggregating $480,000. Pursuant to the terms of a facility agreement, we issued Deerfield promissory notes in the aggregate principal amount of $20.0 million. The long-term debt bears interest at 8.5% per annum, payable quarterly, and was originally repayable over five years, with 10% of the principal amount due on the first anniversary, 15% due on the second anniversary, and 25% due on each of the next three anniversaries. We paid Deerfield a facility fee of $0.5 million. The long-term debt is secured by our assets and has a provision for pre-payment. Deerfield has the right to have the long-term debt repaid at 110% of the principal amount in the event we complete a major transaction, which includes, but is not limited to, a merger or sale of our company or the sale of Probuphine. In connection with the facility agreement, we issued Deerfield six-year warrants (“Deerfield Warrants”) to purchase 6,000,000 shares of our common stock at an exercise price of $1.57 per share (see Note 7. “Warrant Liability” for further discussion). We also entered into a royalty agreement with Deerfield, in exchange for $3.0 million (see Note 6. “Royalty Liability” for further discussion).

We recorded the promissory notes with an aggregate principal amount of $20.0 million at its face value less a note discount consisting of (i) $3.0 million cash discount, (ii) a $500,000 loan fee, and (iii) the $5.5 million fair value of the associated warrants. The note discount totaling $9.0 million is being amortized using the interest method. The effective annual interest rate on the note was 33% based on the note discount amortization, stated interest rate and note term. The agreements were not funded until April 5, 2011.

On November 14, 2011, we entered into several agreements with Deerfield pursuant to which we agreed to provide a substantial portion of the remaining future royalties on the sales of Fanapt to Deerfield in exchange for $5.0 million in cash that was recorded as royalty liability (see Note 6 “Royalty Liability” for further discussion), a $10.0 million reduction in the principal amount owed to Deerfield under the existing facility agreement and a revised principal repayment schedule of $2.5 million per year for four years commencing in April 2013 to retire the remaining long-term debt of $10.0 million. We evaluated the November 2011 principal reduction and other amendments to the $20.0 million facility agreement and determined that the modifications should be accounted for as a troubled debt restructuring on a prospective basis. As a result, we will recognize the difference between the carrying value of the long-term debt and the total required future principal and interest payments as interest expense over the remaining term using the interest method. The effective interest rate was less than 1%.

Royalty Payments

In 1997, we entered into an exclusive license agreement with Sanofi-Aventis SA (formerly Hoechst Marion Roussel, Inc.). The agreement gave us a worldwide license to the patent rights and know-how related to the antipsychotic agent Fanapt (iloperidone), including the ability to develop, use, sublicense, manufacture and sell products and processes claimed in the patent rights. Upon commercialization of the product, the license agreement provides that we will pay royalties based on net sales. Net sales of Fanapt by Novartis during the three-month periods ended March 31, 2012 and 2011 were approximately $15.4 million and $8.9 million, respectively, and we are obligated to pay royalties of approximately $2.3 million and $2.4 million to Sanofi-Aventis on March 31, 2012 and December 31, 2011, respectively, which were included in Accounts Receivable and Accounts Payable on the Condensed Balance Sheets.

6. Royalty Liability

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

The $3.0 million received under the March 2011 royalty agreement was recorded as a royalty liability in accordance with the appropriate accounting guidance as the related agreement includes a provision which allows us to repurchase the royalty rights from Deerfield through a payment of a lump sum. Interest on the royalty liability is being recognized using the interest method based on the estimated future royalties expected to be paid under the royalty agreement. The current effective annual interest rate is 51.0%.

Under the November 14, 2011 royalty agreement, in exchange for an additional $5.0 million royalty liability, Deerfield is entitled to the balance of our portion of the royalties on Fanapt (5.5% to 7.5% of net sales, net of the 2.5% previously agreed to have been provided to Deerfield) up to specified threshold levels of net sales of Fanapt and 40% of the royalties above the threshold level. We retain 60% of the royalties on net sales of Fanapt above the threshold levels, subject to an agreement that half of any such retained royalties will go towards repayment of our outstanding debt to Deerfield. Funding occurred on November 25, 2011. The proceeds of this transaction are being used to advance the development of Probuphine and for general corporate purposes.

The $5.0 million received under the November 2011 royalty agreement was recorded as a royalty liability in accordance with the appropriate accounting guidance as the related agreement includes a provision which allows us to repurchase the royalty rights from Deerfield through a payment of a lump sum. Interest on this royalty obligation is being recognized using the interest method based on the estimated future royalties expected to be paid under the royalty agreement. The current effective annual interest rate is 78.5%.

7. Warrant Liability

On March 15, 2011, in connection with our Deerfield facility agreement, we issued Deerfield six-year warrants to purchase 6,000,000 shares of our common stock at an exercise price of $1.57 per share. The warrants were immediately exercisable and expire on March 15, 2017. The warrants contain a provision where the warrant holder has the option to receive cash, equal to the Black Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480 Distinguishing Liabilities from Equity requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model, and the changes in the fair value are recorded in the condensed statements of operations and comprehensive loss. The Lattice model provides for assumptions regarding volatility and risk-free interest rates within the total period to maturity.

The key assumptions used to value the warrants were as follows:

Assumption	March 31, 2012
Expected price volatility	70%
Expected term (in years)	4.96
Risk-free interest rate	1.04%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.61

8. Subsequent Events

Financing

On April 9, 2012, we entered into subscription agreements with certain institutional investors for the purchase and sale of (i) 6,517,648 shares of our common stock (the “Shares”), (ii) six-year warrants to purchase 6,517,648 shares of common stock at an exercise price of $1.15 per share (the “Series A Warrants”) and (iii) six-month warrants to purchase 6,517,648 shares of common stock at an exercise price of $0.85 per share (together with the Series A Warrants, the “Warrants”) for gross proceeds of $5,540,000 (the “Offering”). The closing of the sale of the Shares and Warrants occurred on April 13, 2012 and April 18, 2012. As a result of the Offering, and pursuant to the terms of the Deerfield Warrants, the exercise price of the Deerfield Warrants was adjusted to $1.25 per share.

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

Probuphine® and ProNeura™ are trademarks of Titan Pharmaceuticals, Inc. This Form 10-Q also includes trade names and trademarks of companies other than Titan Pharmaceuticals, Inc.

References herein to “we,” “us,” “Titan,” and “our company” refer to Titan Pharmaceuticals, Inc. and its subsidiaries unless the context otherwise requires.

Overview

Our principal asset is Probuphine®, the first slow release implant formulation of buprenorphine, designed to maintain a stable, round the clock blood level of the medicine in patients for six months following a single treatment. Daily treatment of opioid dependence with sublingual buprenorphine formulations is over a $1 billion market in the U.S., and a transdermal formulation of buprenorphine for the treatment of chronic pain entered the U.S. market in 2011. Probuphine is being developed for the treatment of opioid dependence with the potential to enhance patient compliance to medication, and limit diversion and accidental use of the daily dosed formulations. In October 2011, we had a Pre-New Drug Application meeting with the U.S. Food and Drug Administration (the “FDA”) that provided clear guidance on the requirements for submitting a New Drug Application (“NDA”). The clinical development program is now complete and preparation of the NDA is in process. At the request of the FDA, we are conducting additional analytical testing of the ethylene vinyl acetate (an inactive co-polymer in Probuphine) and the final product, Probuphine, in order to complete full characterization and establish ‘in-use’ stability. We have also commenced a program with our contract manufacturer to scale-up the manufacturing process for commercial production. We expect to complete these steps and be in a position to submit the NDA in the third quarter of 2012. Our goal is to enter into one or more partnerships with capable pharmaceutical companies to commercialize Probuphine in the U.S. and foreign markets, as well as to potentially develop the product for the treatment of chronic pain.

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

Recent Accounting Pronouncements

See Note 1 to the accompanying unaudited condensed financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations for the Three Months Ended March 31, 2012 and March 31, 2011

Our net loss for the three-month period ended March 31, 2012 was approximately $5.2 million, or approximately $0.09 per share, compared to our net loss of approximately $4.5 million, or approximately $0.08 per share, for the comparable period in 2011.

We generated royalty revenues during the three-month period ended March 31, 2012 of approximately $1.2 million, compared to approximately $0.7 million for the comparable period in 2011. We generated grant revenues during the three-month period ended March 31, 2012 of approximately $42,000, compared to approximately $0.2 million for the comparable period in 2011. Royalty revenues during the three-month periods ended March 31, 2012 and 2011 consisted of royalties on sales of Fanapt. The royalty revenues for the three-month period ended March 31, 2012 will be paid to Deerfield in accordance with the terms of the agreements entered into during 2011. Grant revenues during the three-month periods ended March 31, 2012 and 2011 consisted of proceeds from the NIH grants related to our Probuphine and ProNeura programs.

Research and development expenses for the three-month period ended March 31, 2012 were approximately $3.1 million, compared to approximately $3.7 million for the comparable period in 2011, a decrease of $0.6 million, or 16%. The decrease in research and development costs during the three-month period ended March 31, 2012 was primarily associated with a decrease in external research and development expenses related to the Phase 3 clinical trials of our Probuphine product which were completed in 2011. External research and development expenses include direct expenses such as clinical research organization charges, investigator and review board fees, patient expense reimbursements and contract manufacturing expenses. In the first quarter of 2012, our external research and development expenses relating to our Probuphine product development program were approximately $1.3 million. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three-month period ended March 31, 2012 were approximately $1.7 million, compared to approximately $0.8 million for the comparable period in 2011, an increase of $0.9 million, or 113%. The increase in general and administrative expenses during the three-month period ended March 31, 2012 was primarily related to increases in non-cash stock compensation of approximately $0.9 million and consulting and professional fees of approximately $0.1 million. This was offset in part by decreases in legal fees of approximately $0.1 million.

Net other expense for the three-month period ended March 31, 2012 was approximately $1.6 million compared to net other expense of approximately $0.9 million in the comparable period in 2011. The increase in net other expense during the three-month period ended March 31, 2012 was related to an increase in interest expense of approximately $0.7 million resulting from our agreements with Deerfield.

Liquidity and Capital Resources

We have funded our operations since inception primarily through sales of our securities, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At March 31, 2012, we had approximately $2.3 million of cash and cash equivalents compared to approximately $5.4 million at December 31, 2011. At March 31, 2012, we had working capital of approximately $0.9 million compared to working capital of approximately $4.8 million at December 31, 2011.

Our operating activities used approximately $2.5 million during the three-months ended March 31, 2012. This consisted primarily of the net loss for the period of approximately $5.2 million. This was offset in part by non-cash charges of approximately $1.6 million related to share-based compensation expenses, approximately $0.9 million related to net changes in other operating assets and liabilities and approximately $0.2 million related to interest on our royalty liabilities. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses. Our license agreements with Sanofi-Aventis and MIT require us to pay royalties on future product sales. In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent-related costs, annual minimum license fees, meeting project-funding milestones and diligent efforts in product development. The aggregate commitments we have under these agreements, including minimum license payments, for the next 12 months is approximately $34,000.

Our investing activities used approximately $0.5 million during the three-months ended March 31, 2012. This consisted primarily of purchases of laboratory equipment related to our Probuphine manufacturing activities.

Our financing activities use approximately $44,000 during the three-months ended March 31, 2012. This consisted primarily of payments on our long-term debt.

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

On April 9, 2012, we entered into subscription agreements with certain institutional investors for the purchase and sale, in a registered direct offering, of (i) 6,517,648 shares of our common stock (the “Shares”), (ii) six-year warrants to purchase 6,517,648 shares of common stock (the “Series A Warrants”) and (iii) six-month warrants to purchase 6,517,648 shares of common stock (together with the Series A Warrants, the “Warrants”) for gross proceeds of $5,540,000. The closing of the sale of the Shares and Warrants occurred on April 13, 2012 and April 18, 2012.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of research and development, clinical trials, the regulatory process, and administrative activities. We believe that our working capital at March 31, 2012, together with the proceeds of our recent $5.5 million offering, is sufficient to sustain our planned operations into the fourth quarter of 2012, including the preparation of the Probuphine NDA. In the event we are unable to enter into a corporate partnership or licensing arrangement that provides us with the funds required to complete the regulatory process and commercialize Probuphine (if approved) by the fourth quarter of 2012, we will need to obtain additional financing, either through the sale of debt or equity securities, in order for us to continue our Probuphine program and other product development activities. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer or discontinue one or more of our product development activities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2011 have not changed materially.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our President, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of March 31, 2012, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5.	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended[9]

3.2	By-laws of the Registrant[1]

3.3	Certificate of Designations of Junior Participating Preferred Stock of Titan Pharmaceuticals, Inc.[15]

4.1	Registration Rights Agreement dated as of December 17, 2007[2]

4.2	Registration Rights Agreement dated as of December 8, 2009[9]

4.3	Warrant to Purchase Common Stock dated December 23, 2009 issued to Oxford Finance Corporation[9]

4.4	Form of Warrant[13]

4.5	Registration Rights Agreement, dated as of March 15, 2011[13]

4.6	Rights Agreement, dated as of December 20, 2011 between the Registrant and Continental Stock Transfer and Trust Company, as Rights Agent[15]

4.7	Amendment No. 1 to Rights Agreement, dated as of February 22, 2012 between the Registrant and Continental Stock Transfer and Trust Company, as Rights Agent[17]

4.8	Amendment No. 2 to Rights Agreement, dated as of April 9, 2012 between the Registrant and Continental Stock Transfer and Trust Company, as Rights Agent [18]

4.9	Form of Series A Warrant[18]

4.10	Form of Series B Warrant[18]

10.1	1998 Stock Option Plan[3]

10.2	2001 Non-Qualified Employee Stock Option Plan[4]

10.3	2002 Stock Option Plan[5]

10.4	Employment Agreement between the Registrant and Sunil Bhonsle, dated May 16, 2009, as amended by agreement dated February 17, 2010 and December 30, 2011[9,16]

10.5	Employment Agreement between the Registrant and Marc Rubin, dated May 16, 2009, as amended by agreement dated February 17, 2010 and December 30, 2011[9,16]

10.6	Lease for the Registrant’s facilities, amended as of October 1, 2004[6]

10.7	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009[9]

10.8*	License Agreement between the Registrant and Sanofi-Aventis SA effective as of December 31, 1996[7]

10.9*	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997[8]

10.10*	License Agreement between the Registrant and the Massachusetts Institute of Technology dated September 28, 1995[1]

10.11	Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated December 18, 2009[9]

10.12	Stock Purchase Agreement between the Registrant and certain investors dated December 8, 2009[9]

10.13	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Marc Rubin[10]

10.14	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Sunil Bhonsle[10]

10.15	Amendment to lease for Registrant’s facilities dated June 15, 2010[11]

10.16	Amended and Restated Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated September 27, 2010[12]

No.	Description

10.17	Facility Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[13]

10.18	Security Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[13]

10.19	Royalty Purchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.20	Amended and Restated Royalty Agreement, dated November 14, 2011 by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.21	Amended and Restated Royalty Repurchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., and Horizon Sante TTNP SARL[14]

10.22	Cash Management Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.23	Paying Agent Agreement, dated November 14, 2011, by and among the Company, Deerfield Management Company, L.P. and U.S. Bank National Association[14]

10.24	Agreement, dated as of November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[14]

10.25	Form of Subscription Agreement, dated April 9, 2012[18]

10.26	Corporate Presentation dated March 2012[18]

14.1	Code of Business Conduct and Ethics[10]

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 33-99386).
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 27, 2007.
(3)	Incorporated by reference from the Registrant’s definitive Proxy Statement filed on July 28, 2000.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.
(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-42367).
(9)	Incorporated by reference from the Registrant’s Registration Statement on Form 10.
(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(12)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 18, 2011.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2011.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 21, 2011.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 4, 2012.
(17)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 10, 2012.
*	Confidential treatment has been granted with respect to portions of this exhibit.
**	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: May 10, 2012	By:	/S/ SUNIL BHONSLE
	Name:	Sunil Bhonsle
	Title:	President (Principal Executive and Principal Financial Officer)