Form 10-Q
period 2012-06-30
TITAN PHARMACEUTICALS INC
filed 2012-08-09
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012.

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

There were 66,054,266 shares of the Registrant’s Common Stock issued and outstanding on August 6, 2012.

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1.	Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2012	December 31, 2011
	(unaudited)	(Note 1)
Assets
Current assets:
Cash	$4,104	$5,406
Receivables	3,910	3,720
Prepaid expenses and other current assets	805	836

Total current assets	8,819	9,962
Property and equipment, net	1,235	255

Total assets	$10,054	$10,217

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,405	$4,789
Accrued clinical trials expenses	600	161
Other accrued liabilities	497	173
Warrant liability, current	462	—
Current portion of long-term debt, net of discount	2,500	—

Total current liabilities	9,464	5,123

Warrant liabilities	4,073	3,611
Royalty liability	9,849	9,309
Long-term debt, net of discount	9,663	12,253

Total liabilities	33,049	30,296

Commitments and contingencies
Stockholders’ deficit:
Common stock, at amounts paid-in	258,539	256,436
Additional paid-in capital	20,301	18,433
Accumulated deficit	(301,835)	(294,948)

Total stockholders’ deficit	(22,995)	(20,079)

Total liabilities and stockholders’ deficit	$10,054	$10,217

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amount)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Royalty revenue	$1,360	$602	$2,588	$1,318
Grant revenue	—	93	42	325

Total revenue	1,360	695	2,630	1,643
Operating expenses:
Research and development	1,973	3,947	5,042	7,685
General and administrative	1,126	948	2,859	1,741

Total operating expenses	3,099	4,895	7,901	9,426

Loss from operations	(1,739)	(4,200)	(5,271)	(7,783)
Other income (expense):
Interest expense, net	(1,897)	(1,113)	(3,460)	(2,044)
Other expense, net	(43)	(46)	(95)	(44)
Non-cash gain (loss) on changes in the fair value of warrants	1,955	(1,630)	1,939	(1,630)

Other income (expense), net	15	(2,789)	(1,616)	(3,718)

Net loss and comprehensive loss	$(1,724)	$(6,989)	$(6,887)	$(11,501)

Basic and diluted net loss per common share	$(0.03)	$(0.12)	$(0.11)	$(0.19)

Weighted average shares used in computing basic and diluted net loss per common share	64,984	59,276	62,185	59,255

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(6,887)	$(11,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	19
Amortization of discount on long-term debt	—	783
Interest on royalty liability	540	—
Non-cash (gain) loss on changes in fair value of warrants	(1,939)	1,630
Stock-based compensation	1,868	569
Changes in operating assets and liabilities:
Receivables	(190)	(506)
Prepaid expenses and other assets	31	(634)
Accounts payable and other accrued liabilities	1,379	672

Net cash used in operating activities	(5,189)	(8,968)

Cash flows from investing activities:
Purchases of furniture and equipment	(989)	(58)
Disposals of furniture and equipment	—	2

Net cash used in investing activities	(989)	(56)

Cash flows from financing activities:
Proceeds from issuing common stock and warrants, net of issuance costs	4,966	—
Proceeds from long-term debt, net	—	19,500
Payments on long-term debt	(90)	(7,564)

Net cash provided by financing activities	4,876	11,936

Net increase (decrease) in cash and cash equivalents	(1,302)	2,912
Cash and cash equivalents at beginning of period	5,406	3,180

Cash and cash equivalents at end of period	$4,104	$6,092

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

Our principal asset is Probuphine®, the first slow release implant formulation of buprenorphine, designed to maintain a stable, round the clock blood level of the medicine in patients for six months following a single treatment. Daily treatment of opioid dependence with sublingual buprenorphine formulations is already a $1+ billion market in the U.S., and a transdermal formulation for the treatment of chronic pain entered the U.S. market in 2011. Probuphine is being developed for the treatment of opioid dependence with the potential to enhance patient compliance to medication, and limit diversion and accidental use of the daily dosed formulations. We are now in the New Drug Application (NDA) preparation stage and expect to be in a position to submit the NDA in October 2012. Our goal is to enter into one or more partnerships with capable pharmaceutical companies to commercialize Probuphine in the U.S. and foreign markets, as well as to potentially develop the product for the treatment of chronic pain.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or any future interim periods.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern. We expect to continue to incur substantial additional operating losses from costs related to the continuation of research and development and administrative activities across product development functions including clinical and non-clinical testing, process development and manufacturing and regulatory affairs. We believe that our working capital at June 30, 2012 is sufficient to sustain our planned operations into October 2012. In the event we are unable to enter into a corporate partnership or licensing arrangement that provides us with the funds required to complete the regulatory process and commercialize Probuphine (if approved) by October 2012, we will need to obtain additional financing, either through the sale of debt or equity securities, in order for us to continue our Probuphine program and other product development activities. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer or discontinue the Probuphine program and other product development activities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue Recognition

We generate revenue principally from collaborative research and development arrangements, technology licenses, and government grants. Consideration received for revenue arrangements with multiple components is allocated among the separate units of accounting based on their respective selling prices. The selling price for each unit is based on vendor-

specific objective evidence, or VSOE, if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. The applicable revenue recognition criteria are then applied to each of the units.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2012, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K/A, that are of significance, or potential significance to us.

Subsequent Events

We have evaluated events that have occurred after June 30, 2012 and through the date that the financial statements are issued.

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

For the three months ended June 30, 2012, as a result of the fair value adjustment of the warrant liabilities, we recorded a non-cash gain on a decrease in the fair value of $1,955,000 in our condensed statements of operations and comprehensive loss. See Note 7, “Warrant Liabilities” for further discussion on the calculation of the fair value of the warrant liabilities.

The following table rolls forward the fair value of the Company’s warrant liabilities, the fair value of which is determined by Level 3 inputs for the six months ended June 30, 2011 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Fair value, beginning of period	$3,627	$—	$3,611	$—
Issuance of warrants	2,863	5,474	2,863	5,474
Change in fair value	(1,955)	1,630	(1,939)	1,630
Fair value, end of period	$4,535	$7,104	$4,535	$7,104

2. Stock Plans

The following table summarizes the stock-based compensation expense recorded for awards under the stock option plans for the three and six month periods ended June 30, 2012 and 2011:

.	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Research and development	$114	$103	$730	$159
General and administrative	202	327	1,138	410

Total stock-based compensation expenses	$316	$430	$1,868	$569

No tax benefit was recognized related to stock-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the stock-based compensation expense for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six months Ended June 30,
	2012	2011	2012	2011
Weighted-average risk-free interest rate	0.7%	2.3%	0.9%	2.3%
Expected dividend payments	—	—	—	—
Expected holding period (years)[1]	5.0	5.4	5.1	5.4
Weighted-average volatility factor[2]	1.78	1.71	1.74	1.71
Estimated forfeiture rates for options granted to management[3]	23%	23%	23%	23%
Estimated forfeiture rates for options granted to non-management[3]	41%	41%	41%	41%

(1)	Expected holding periods are based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla options.”
(2)	Weighted average volatility is based on the historical volatility of our common stock.
(3)	Estimated forfeiture rates are based on historical data.

Based upon the above methodology, the weighted-average fair value of options and awards granted during the three month periods ended June 30, 2012 and 2011 was $0.67 and $1.38, respectively.

The following table summarizes option activity for the six month period ended June 30, 2012:

(in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Option Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	5,414	$1.61	6.53	$802
Granted	1,718	1.14
Exercised	—	—
Expired or cancelled	(180)	7.87
Forfeited	—	—

Outstanding at June 30, 2012	6,952	$1.33	7.04	$—

Exercisable at June 30, 2012	5,666	$1.37	6.74	$—

As of June 30, 2012 there was approximately $0.9 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 0.7 years.

No shares of restricted stock were awarded to employees, directors and consultants during the three and six month periods ended June 30, 2012. The following table summarizes restricted stock activity for the six month period ended June 30, 2012:

(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	181	$—	9.3	$206
Awarded	—	—
Exercised or released	(181)	—
Cancelled	—	—

Outstanding at June 30, 2012	—	$—	—	$—

Vested at June 30, 2012	—	$—	—	$—

As of June 30, 2012 there was no unrecognized compensation expense related to non-vested awards.

3. Net Loss Per Share

We calculate basic net loss per share using the weighted average common shares outstanding for the periods presented. Diluted net income per share would include the impact of other dilutive equity instruments, primarily our options and warrants. For the periods ended June 30, 2012 and 2011, we had outstanding options and warrants allowing for the purchase of 33.0 million and 18.8 million shares of common stock, respectively. We reported net losses for the periods presented and, therefore, options and warrants were excluded from the calculation of diluted net loss per share as they were anti-dilutive.

4. Comprehensive Loss

Comprehensive loss for the periods presented is comprised solely of our net loss. We had no unrealized gains or losses at June 30, 2012 and 2011. Comprehensive losses for the three and six month periods ended June 30, 2012 were $1.7 million and $6.9 million, respectively, and for the three and six month periods ended June 30, 2011 were $7.0 million and $11.5 million, respectively.

5. Commitments and Contingencies

Financing Agreements

In December 2009, we entered into a loan and security agreement with Oxford Finance Corporation (“Oxford”) pursuant to which we received a three-year term loan in the principal amount of $3.0 million that bore interest at the rate of 13% per annum. We paid Oxford an initial facility fee of $60,000 and were obligated to make a final payment fee of $180,000. Commencing in January 2010, the loan was repayable in monthly interest payments of $32,500 through June 2010 followed by monthly interest and principal installments of $117,665 commencing in July 2010 through December 2012. The loan was secured by our assets and had a provision for pre-payment. We also issued to Oxford, in connection with the loan and security agreement, five-year warrants to purchase 42,254 shares of our common stock at an exercise price of $2.13 per share. The relative fair value attributable to the warrants of $88,995 was recorded as a discount to the debt and corresponding credit to additional paid-in capital. The debt discount was amortized to interest expense over the life of the debt. Interest on the term loan, consisting of the stated interest rate, initial facility fee, final payment fee and amortization of the discount, was recognized using the interest method. The effective annual interest rate on the loan was approximately 21.1%.

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

On March 15, 2011, we entered into several agreements with entities affiliated with Deerfield Management Company, L.P. (collectively, “Deerfield”) pursuant to which Deerfield agreed to provide $20.0 million in funding to us. Funding occurred on April 5, 2011 and we used approximately $7.6 million of proceeds from the Deerfield funding to repay Oxford in full, including required final payments aggregating $480,000. Pursuant to the terms of a facility agreement, we issued Deerfield promissory notes in the aggregate principal amount of $20.0 million. The long-term debt bears interest at 8.5% per annum, payable quarterly, and was originally repayable over five years, with 10% of the principal amount due on the first anniversary, 15% due on the second anniversary, and 25% due on each of the next three anniversaries. We paid Deerfield a facility fee of $0.5 million. The long-term debt is secured by our assets and has a provision for pre-payment. Deerfield has the right to have the long-term debt repaid at 110% of the principal amount in the event we complete a major transaction, which includes, but is not limited to, a merger or sale of our company or the sale of Probuphine. In connection with the facility agreement, we issued Deerfield six-year warrants (“Deerfield Warrants”) to purchase 6,000,000 shares of our common stock at an exercise price of $1.57 per share (see Note 7, “Warrant Liabilities” for further discussion). We also entered into a royalty agreement with Deerfield, in exchange for $3.0 million (see Note 6, “Royalty Liability” for further discussion).

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

On November 14, 2011, we entered into several agreements with Deerfield pursuant to which we agreed to provide a substantial portion of the remaining future royalties on the sales of Fanapt to Deerfield in exchange for $5.0 million in cash that was recorded as royalty liability (see Note 6, “Royalty Liability” for further discussion), a $10.0 million reduction in the principal amount owed to Deerfield under the existing facility agreement and a revised principal repayment schedule of $2.5 million per year for four years commencing in April 2013 to retire the remaining long-term debt of $10.0 million. We evaluated the November 2011 principal reduction and other amendments to the $20.0 million facility agreement and determined that the modifications should be accounted for as a troubled debt restructuring on a prospective basis. As a result, we will recognize the difference between the carrying value of the long-term debt and the total required future principal and interest payments as interest expense over the remaining term using the interest method. The effective interest rate was less than 1%.

Royalty Payments

In 1997, we entered into an exclusive license agreement with Sanofi-Aventis SA (formerly Hoechst Marion Roussel, Inc.). The agreement gave us a worldwide license to the patent rights and know-how related to the antipsychotic agent Fanapt (iloperidone), including the ability to develop, use, sublicense, manufacture and sell products and processes claimed in the patent rights. Upon commercialization of the product, the license agreement provides that we will pay royalties based on net sales. Net sales of Fanapt by Novartis during the three-month periods ended June 30, 2012 and 2011 were approximately $17.0 million and $7.5 million, respectively, and we are obligated to pay royalties of approximately $2.6 million and $2.4 million to Sanofi-Aventis on June 30, 2012 and December 31, 2011, respectively, which were included in Accounts Receivable and Accounts Payable on the Condensed Balance Sheets.

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

The $5.0 million received under the November 2011 royalty agreement was recorded as a royalty liability in accordance with the appropriate accounting guidance as the related agreement includes a provision which allows us to repurchase the royalty rights from Deerfield through a payment of a lump sum. Interest on this royalty obligation is being recognized using the interest method based on the estimated future royalties expected to be paid under the royalty agreement. The current effective annual interest rate is 78.2%.

7. Warrant Liabilities

On March 15, 2011, in connection with our Deerfield facility agreement, we issued Deerfield six-year warrants to purchase 6,000,000 shares of our common stock at an exercise price of $1.57 per share. The warrants were immediately exercisable and expire on March 15, 2017. The warrants contain a provision where the warrant holder has the option to receive cash, equal to the Black Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480 Distinguishing Liabilities from Equity requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model, and the changes in the fair value are recorded in the condensed statements of operations and comprehensive loss. The Lattice model provides for assumptions regarding volatility and risk-free interest rates within the total period to maturity. As a result of the April 9, 2012 common stock offering (See Note 8, “Stockholders’ Equity” for further discussion), and pursuant to the terms of the Deerfield Warrants, the exercise price of the Deerfield Warrants was adjusted to $1.25 per share.

The key assumptions used to value the warrants were as follows:

Assumption	June 30, 2012
Expected price volatility	65%
Expected term (in years)	4.71
Risk-free interest rate	0.67%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.28

On April 9, 2012, in connection with subscription agreements with certain institutional investors for the purchase and sale of 6,517,648 shares of our common stock, we issued (i) six-year warrants to purchase 6,517,648 shares of common stock at an exercise price of $1.15 per share (the “Series A Warrants”) and (ii) six-month warrants to purchase 6,517,648 shares of common stock at an exercise price of $0.85 per share (the “Series B Warrants”) (together with the Series A Warrants, the “Warrants”). The warrants contain a provision where the warrant holder has the option to receive cash, equal to the Black Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480 Distinguishing Liabilities from Equity requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model, and the changes in the fair value are recorded in the condensed statements of operations and comprehensive loss. The Lattice model provides for assumptions regarding volatility and risk-free interest rates within the total period to maturity.

The key assumptions used to value the warrants were as follows:

	June 30, 2012
Assumption	Series A Warrants	Series B Warrants
Expected price volatility	70%	75%
Expected term (in years)	5.78	0.28
Risk-free interest rate	0.87%	0.09%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.36	$0.07

8. Stockholders’ Equity

Common Stock

On April 9, 2012, we entered into subscription agreements with certain institutional investors for the purchase and sale, in a registered direct offering, of (i) 6,517,648 shares of our common stock (the “Shares”), (ii) 6,517,648 Series A Warrants and (iii) 6,517,648 Series B Warrants for gross proceeds of $5,540,000 (the “Offering”). The closing of the sale of the Shares and Warrants occurred on April 13, 2012 and April 18, 2012. As a result of the Offering, and pursuant to the terms of the Deerfield Warrants, the exercise price of the Deerfield Warrants (See Note 7, “Warrant Liabilities” for further discussion) was adjusted to $1.25 per share.

We recorded the gross proceeds from the offering, net of (i) issuance costs of $0.5 million and (ii) the fair value of the warrants of $2.9 million (see Note 7, “Warrant Liabilities”), as common stock paid-in in the accompanying condensed balance sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains certain forward-looking statements, within the meaning of the “safe harbor” provisions of the Private Securities Reform Act of 1995, the attainment of which involves various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “plan,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Our actual results may differ materially from those described in these forward-looking statements due to, among other factors, the results of research and development efforts, the results of pre-clinical and clinical testing, the effect of regulation by the United States Food and Drug Administration (FDA) and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, the Company’s ability to obtain additional financing, the effect of our accounting policies, and other risks detailed in our Securities Exchange Commission filings.

Probuphine™ and ProNeura™ are trademarks of Titan Pharmaceuticals, Inc. This Form 10-Q also includes trade names and trademarks of companies other than Titan Pharmaceuticals, Inc.

References herein to “we,” “us,” “Titan,” and “our company” refer to Titan Pharmaceuticals, Inc. and its subsidiaries unless the context otherwise requires.

Overview

Our principal asset is Probuphine®, the first slow release implant formulation of buprenorphine, designed to maintain a stable, round the clock blood level of the medicine in patients for six months following a single treatment. Daily treatment of opioid dependence with sublingual buprenorphine formulations is over a $1 billion market in the U.S. Probuphine is being developed for the treatment of opioid dependence with the potential to enhance patient compliance to medication, and limit diversion and accidental use of the daily dosed formulations. In October 2011, we had a Pre-New Drug Application meeting with the U.S. Food and Drug Administration (the “FDA”) that provided clear guidance on the requirements for submitting a New Drug Application (“NDA”). The clinical development program is complete and preparation of the NDA is in process. At the request of the FDA, we are conducting additional analytical testing of the ethylene vinyl acetate (an inactive co-polymer in Probuphine) and the final product, Probuphine, in order to complete full characterization and establish ‘in-use’ stability. Over the past several months, we have been working with our contract manufacturer to scale-up the manufacturing process for commercial production. The new facility is complete and the manufacturing equipment is being qualified for production. The overall timeline is slightly behind schedule and the first batch demonstrating commercial scale capability will be produced in the second half of August. Demonstration of the commercial scale production capability is a requirement prior to submission of the NDA, which will now occur in October 2012 allowing sufficient time to incorporate the final test results. Our goal is to enter into one or more partnerships with capable pharmaceutical companies to commercialize Probuphine in the U.S. and foreign markets, as well as to potentially develop the product for the treatment of chronic pain.

Probuphine is the first product to utilize ProNeura™, our novel, proprietary, long-term drug delivery technology. Our ProNeura technology has the potential to be used in developing products for the treatment of other chronic conditions, such as Parkinson’s disease, where maintaining stable, round the clock blood levels of dopamine agonists may benefit the patient and improve medical outcomes. Patents covering certain dopamine agonist implants have already been issued or allowed in Europe, Japan, Australia, Canada, South Korea, Mexico, New Zealand, South Africa, and Hong Kong, while prosecution of the patent application continues in the U.S., Israel, India, and China.

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

Results of Operations for the Three and Six Months Ended June 30, 2012 and June 30, 2011

Our net loss for the three month period ended June 30, 2012 was approximately $1.7 million, or approximately $0.03 per share, compared to our net loss of approximately $7.0 million, or approximately $0.12 per share, for the comparable period in 2011. Our net loss for the six month period ended June 30, 2012 was approximately $6.9 million, or approximately $0.11 per share, compared to our net loss of approximately $11.5 million, or approximately $0.19 per share, for the comparable period in 2011.

We generated royalty revenues during the three and six month periods ended June 30, 2012 of approximately $1.4 million and $2.6 million, respectively. We generated royalty revenues during the three and six month periods ended June 30, 2011 of approximately $0.6 million and $1.3 million, respectively. Royalty revenues during the three and six month periods ended June 30, 2012 and 2011 consisted of royalties on sales of Fanapt. We generated no grant revenues during the three month period ended June 30, 2012. We generated grant revenues during the six month period ended June 30, 2012 of approximately $42,000. Grant revenues during the six month period ended June 30, 2012 consisted of proceeds from the NIH grant related to our ProNeura program. We generated grant revenues during the three and six month periods ended June 30, 2011 of approximately $0.1 million and $0.3 million, respectively.

Research and development expenses for the three month period ended June 30, 2012 were approximately $2.0 million, compared to approximately $3.9 million for the comparable period in 2011, a decrease of approximately $1.9 million, or 49%. Research and development expenses for the six month period ended June 30, 2012 were approximately $5.0 million, compared to approximately $7.7 million for the comparable period in 2011, a decrease of approximately $2.7 million, or 35%. The decrease in research and development costs during the three and six month periods ended June 30, 2012 were primarily associated with a decrease in external research and development expenses related to the Phase 3 clinical trials of our Probuphine product which were completed in 2011. External research and development expenses include direct expenses such as CRO charges, investigator and review board fees, patient expense reimbursements and contract manufacturing expenses. During the three and six month periods ended June 30, 2012, external research and development expenses relating to our Probuphine product development program were approximately $1.2 million and $2.5 million, respectively. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three month period ended June 30, 2012 were approximately $1.1 million, compared to approximately $0.9 million for the comparable period in 2011, an increase of approximately $0.2 million, or 22%. General and administrative expenses for the six month period ended June 30, 2012 were approximately $2.9 million, compared to approximately $1.7 million for the comparable period in 2011, an increase of approximately $1.2 million, or 71%. The increase in general and administrative expenses during the three month period ended June 30, 2012 was primarily related to increases in consulting and professional fees of approximately $0.3 million. This was offset in part by decreases in non-cash stock compensation costs of approximately $0.1 million. The increase in general and administrative expenses during the six month period ended June 30, 2012 was primarily related to increases in consulting and professional fees of approximately $0.4 million, non-cash stock compensation and employee related costs of approximately $0.8 million and facilities and other administrative costs of approximately $0.1 million. This was offset in part by decreases in legal fees of approximately $0.1 million.

Net other income for the three month period ended June 30, 2012 was approximately $15,000, compared to net other expense of approximately $2.8 million in the comparable period in 2011. Net other expense for the six month period ended June 30, 2012 was approximately $1.6 million compared to approximately $3.7 million in the comparable period in 2011. The decreases in net other expense during the three month period ended June 30, 2012, was primarily related to a $2.0 million non-cash gain related to decreases in the fair value of outstanding warrants compared to a $1.6 million non-cash loss related to increases in the fair value of outstanding warrants during the comparable period in 2011. This was offset in part by increases in interest expense of approximately $0.8 million related to the Deerfield loans. The decrease in net other expense during the six month period ended June 30, 2012, was primarily related to a $1.9 million non-cash gain related to decreases in the fair value of outstanding warrants compared to a $1.6 million non-cash loss related to increases in the fair value of outstanding warrants during the comparable period in 2011. This was offset in part by increases in interest expense of approximately $1.4 million related to the Deerfield loans.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At June 30, 2012, we had a working capital deficit of approximately $0.6 million compared to working capital of approximately $4.8 million at December 31, 2011.

Our operating activities used approximately $5.2 million during the six months ended June 30, 2012. This consisted primarily of the net loss for the period of approximately $6.9 million, adjusted for the approximately $1.9 million related to non-cash gains on changes in the fair value or warrants, and approximately $0.2 million related to increases in accounts receivable, which includes approximately $2.6 million which will have to be paid to Sanofi-Aventis for royalties earned on sales of Fanapt. This was offset in part by approximately $0.5 million related to interest on our royalty liabilities, non-cash charges of approximately $1.9 million related to stock-based compensation expenses, and approximately $1.4 million related to increases in accounts payable and other accrued liabilities. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses. Our license agreements with Sanofi-Aventis and MIT require us to pay royalties on future product sales. In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent-related costs, annual minimum license fees, meeting project-funding milestones and diligent efforts in product development. The aggregate commitments we have under these agreements, including minimum license payments, for the next 12 months is approximately $34,000.

Net cash used by investing activities of approximately $1.0 million during the six months ended June 30, 2012 consisted primarily of approximately $1.0 million related to purchases of manufacturing equipment.

Net cash provided by financing activities of approximately $4.9 million during the six month period ended June 30, 2012 consisted primarily of approximately $5.0 million of net proceeds from the sale of common stock and warrants, net of issuance costs. This was offset in part by payments of approximately $0.1 million related to payments on our long-term debt.

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

On April 9, 2012, we entered into subscription agreements with certain institutional investors for the purchase and sale, in a registered direct offering, of (i) 6,517,648 shares of our common stock (the “Shares”), (ii) six-year warrants to purchase 6,517,648 shares of common stock (the “Series A Warrants”) and (iii) six-month warrants to purchase 6,517,648 shares of common stock (together with the Series A Warrants, the “Warrants”) for gross proceeds of $5,540,000. The closing of the sale of the Shares and Warrants occurred on April 13, 2012 and April 18, 2012. Net proceeds were approximately $5.0 million.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of research and development, clinical trials, the regulatory process, and administrative activities. We believe that our working capital at June 30, 2012 is sufficient to sustain our planned operations into October 2012. In the event we are unable to enter into a corporate partnership or licensing arrangement that provides us with the funds required to complete the regulatory process and commercialize Probuphine (if approved) by October 2012, we will need to obtain additional financing, either through the sale of debt or equity securities, in order for us to continue our Probuphine program and other product development activities. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer or discontinue one or more of our product development activities, including potential delays in the submission of the Probuphine NDA.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2011 have not changed materially.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our President, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of June 30, 2012, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5.	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended[9]

3.2	By-laws of the Registrant[1]

3.3	Certificate of Designations of Junior Participating Preferred Stock of Titan Pharmaceuticals, Inc.[15]

4.1	Registration Rights Agreement dated as of December 17, 2007[2]

4.2	Registration Rights Agreement dated as of December 8, 2009[9]

4.3	Warrant to Purchase Common Stock dated December 23, 2009 issued to Oxford Finance Corporation[9]

4.4	Warrant to Purchase Common Stock dated September 27, 2010 issued to Oxford Finance Corporation[12]

4.5	Form of Warrant[13]

4.6	Registration Rights Agreement, dated as of March 15, 2011[13]

4.7	Rights Agreement, dated as of December 20, 2011 between the Registrant and Continental Stock Transfer and Trust Company, as Rights Agent[15]

4.8	Amendment No. 1 to Rights Agreement, dated as of February 22, 2012 between the Registrant and Continental Stock Transfer and Trust Company, as Rights Agent[17]

4.9	Amendment No. 2 to Rights Agreement, dated as of April 9, 2012 between the Registrant and Continental Stock Transfer and Trust Company, as Rights Agent [18]

4.10	Form of Series A Warrant[18]

4.11	Form of Series B Warrant[18]

10.1	1998 Stock Option Plan[3]

10.2	2001 Non-Qualified Employee Stock Option Plan[4]

10.3	2002 Stock Option Plan[5]

10.4	Employment Agreement between the Registrant and Sunil Bhonsle, dated May 16, 2009, as amended by agreement dated February 17, 2010 and December 30, 2011[9,16]

10.5	Employment Agreement between the Registrant and Marc Rubin, dated May 16, 2009, as amended by agreement dated February 17, 2010 and December 30, 2011[9,16]

10.6	Lease for the Registrant’s facilities, amended as of October 1, 2004[6]

10.7	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009[9]

10.8*	License Agreement between the Registrant and Sanofi-Aventis SA effective as of December 31, 1996[7]

10.9*	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997[8]

10.10*	License Agreement between the Registrant and the Massachusetts Institute of Technology dated September 28, 1995[1]

10.11	Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated December 18, 2009[9]

10.12	Stock Purchase Agreement between the Registrant and certain investors dated December 8, 2009[9]

10.13	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Marc Rubin[10]

10.14	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Sunil Bhonsle[10]

10.15	Amendment to lease for Registrant’s facilities dated June 15, 2010[11]

10.16	Amended and Restated Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated September 27, 2010[12]

No.	Description

10.17	Facility Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[13]

10.18	Security Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[13]

10.19	Royalty Purchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.20	Amended and Restated Royalty Agreement, dated November 14, 2011 by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.21	Amended and Restated Royalty Repurchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., and Horizon Sante TTNP SARL[14]

10.22	Cash Management Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.23	Paying Agent Agreement, dated November 14, 2011, by and among the Company, Deerfield Management Company, L.P. and U.S. Bank National Association[14]

10.24	Agreement, dated as of November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[14]

10.25	Form of Subscription Agreement, dated April 9, 2012[18]

10.26	Corporate Presentation dated March 2012[18]

14.1	Code of Business Conduct and Ethics[10]

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 33-99386).
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 27, 2007.
(3)	Incorporated by reference from the Registrant’s definitive Proxy Statement filed on July 28, 2000.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.
(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-42367).
(9)	Incorporated by reference from the Registrant’s Registration Statement on Form 10.
(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.

(12)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 18, 2011.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2011.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 21, 2011.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 4, 2012.
(17)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 10, 2012.
*	Confidential treatment has been granted with respect to portions of this exhibit.
**	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: August 9, 2012	By:	/S/ SUNIL BHONSLE
	Name:	Sunil Bhonsle
	Title:	President (Principal Executive and Principal Financial Officer)