Form 10-K/A
period 2012-12-31
TITAN PHARMACEUTICALS INC
filed 2013-07-23
CIK 910267

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

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

EXPLANATORY NOTE

We are filing this Annual Report on Form 10-K/A for the year ended December 31, 2012 to expand the disclosure under “License Agreements” in Item 1 to include the term and termination provisions of our license agreement with Braeburn Pharmaceuticals Sprl. Except as specifically set forth herein, this Annual Report on Form 10-K/A does not reflect any event occurring subsequent to March 18, 2013, the filing date of the original report.

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

License Agreements

In December 2012, we entered into a license agreement with Braeburn pursuant to which we granted Braeburn an exclusive right and license to commercialize Probuphine in the United States of America and its territories, including Puerto Rico, and Canada (the “Territory”). Under the agreement, Braeburn made a non-refundable up-front license fee payment of $15.75 million and agreed to pay us tiered royalties on net sales of Probuphine ranging from the mid-teens to the low twenties. Additionally, we will receive $50 million upon FDA approval of the NDA for Probuphine and at such time ownership of the NDA will transfer to Braeburn. We are also eligible to receive up to an additional $130 million upon the achievement of specified sales milestones and up to $35 million in regulatory milestones. We will retain all of the rights to Probuphine outside the Territory. Unless earlier terminated, the license agreement will expire on the later of (i) the 15th anniversary of the date of product launch in the Territory or (ii) the expiration of the last to expire patent in the Territory covered by the agreement (the “Term”). Either party may terminate the agreement prior to the expiration of the Term in the event of a material breach by the other party that remains uncured or in the event of the other party’s bankruptcy. We may terminate the agreement if, for reasons other than force majeure, regulatory, safety, manufacturing or product quality issues, Braeburn discontinues commercial sale of the product and fails to resume sales within 30 days following notice or in the event Braeburn or any of its affiliates or sublicensees commences any legal proceeding seeking to challenge or dispute the validity or ownership of the licensed patents. Braeburn may terminate the agreement in the event that Braeburn, notwithstanding good faith efforts to do so, is unable to enter into an agreement for the supply of EVA or if such a supply agreement is terminated by Braeburn due to a material breach by the supplier or the supplier fails to provide EVA to Braeburn for a period of at least three months. Braeburn may also terminate the agreement (i) on a country by country basis upon six months’ notice following the occurrence of any “significant competition” in such country, as such term is defined in the agreement; (ii) immediately upon notice if Braeburn determines in good faith that it is inadvisable to continue commercialization as a result of any actual or perceived safety issues. In addition, pursuant to the terms of an amendment to the license agreement entered into in May 2013, Braeburn the right to terminate the Agreement in the event that (A) after May 28, 2013, based on written or oral communications from or with the FDA, Braeburn reasonably determines either that the FDA will require significant development to be performed before approval of the Probuphine™ New Drug Application (“NDA”) can be given, such as, but not limited to, one or more additional controlled clinical studies with a clinical efficacy endpoint, or substantial post-approval commitments that may materially impact the products financial returns or that the FDA will require one or more changes in the proposed label, which change(s) Braeburn reasonably determines will materially reduce the authorized prescribed patient base, or (B) the NDA has not been approved by the FDA on or before June 30, 2014.

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

Patents and Proprietary Rights

Four patent applications have been filed which incorporate the use of specific compounds with the continuous delivery technology, including two applications related to Probuphine for the potential treatment of opioid addiction and chronic pain. In June 2010, the United States Patent and Trademark Office (“USPTO”) issued a patent covering Probuphine for the treatment of opiate addiction. Titan is the owner of this patent which claims a method for treating opiate addiction with a subcutaneously implanted device comprising buprenorphine and EVA, a biocompatible copolymer that releases buprenorphine continuously for extended periods of time. This patent will expire in April 2024. Patents have issued in Australia, India, Japan, Mexico and New Zealand. Further prosecution of these applications is currently proceeding at the USPTO and corresponding agencies in

Europe, Canada, India and Hong Kong. Patents covering certain dopamine agonist implants have already been issued or allowed in Europe, Japan, Australia, Canada, South Korea, Mexico, New Zealand, South Africa, and Hong Kong, while prosecution of the patent application continues in the U.S., Israel, India and China.

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

(b)     Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended[9]

3.2	By-laws of the Registrant[1]

3.3	Certificate of Designations of Junior Participating Preferred Stock of Titan Pharmaceuticals, Inc.[15]

4.1	Registration Rights Agreement dated as of December 17, 2007[2]

4.2	Registration Rights Agreement dated as of December 8, 2009[9]

4.3	Warrant to Purchase Common Stock dated December 23, 2009 issued to Oxford Finance Corporation[9]

4.4	Form of Warrant[13]

4.5	Registration Rights Agreement, dated as of March 15, 2011[13]

4.6	Form of Series A Warrant[18]

10.1	1998 Stock Option Plan[3]

10.2	2001 Non-Qualified Employee Stock Option Plan[4]

10.3	2002 Stock Option Plan[5]

10.4	Employment Agreement between the Registrant and Sunil Bhonsle, dated May 16, 2009, as amended by agreements dated February 17, 2010, December 30, 2011 and December 31, 2012[9,16,19]

10.5	Employment Agreement between the Registrant and Marc Rubin, dated May 16, 2009, as amended by agreements dated February 17, 2010, December 30, 2011 and December 31, 2012,9 16, 19

10.6	Lease for the Registrant’s facilities, amended as of October 1, 2004[6]

10.7	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009[9]

10.8*	License Agreement between the Registrant and Sanofi-Aventis SA effective as of December 31, 1996[7]

10.9*	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997[8]

10.10	Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated December 18, 2009[9]

10.11	Stock Purchase Agreement between the Registrant and certain investors dated December 8, 2009[9]

10.12	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Marc Rubin[10]

No.	Description

10.13	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Sunil Bhonsle[10]

10.14	Amendment to lease for Registrant’s facilities dated June 15, 2010[11]

10.15	Amended and Restated Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated September 27, 2010[12]

10.16	Facility Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[13]

10.17	Security Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[13]

10.18	Royalty Purchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.19	Amended and Restated Royalty Agreement, dated November 14, 2011 by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.20	Amended and Restated Royalty Repurchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., and Horizon Sante TTNP SARL[14]

10.21	Cash Management Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.22	Paying Agent Agreement, dated November 14, 2011, by and among the Company, Deerfield Management Company, L.P. and U.S. Bank National Association[14]

10.23	Agreement, dated as of November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[14]

10.24	Form of Subscription Agreement dated April 9, 2012[18]

10.25*	License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl, dated December 14, 2012[20]

14.1	Code of Business Conduct and Ethics[21]

23.1	Consent of OUM & Co., LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document[21]

101.SCH**	XBRL Taxonomy Extension Schema Document[21]

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document[21]

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document[21]

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document[21]

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document[21]

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 33-99386).
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 27, 2007.
(3)	Incorporated by reference from the Registrant’s definitive Proxy Statement filed on July 28, 2000.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.
(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-42367).
(9)	Incorporated by reference from the Registrant’s Registration Statement on Form 10.
(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(12)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 18, 2011.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2011.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 21, 2011.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 4, 2012.
(17)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 10, 2013.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 2, 2013.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on February 28, 2013.
(21)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.
*	Confidential treatment has been granted with respect to portions of this exhibit.
**	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 23, 2013	TITAN PHARMACEUTICALS, INC.

	By:	/S/ SUNIL BHONSLE
	Name:	Sunil Bhonsle
	Title:	President

EXHIBIT INDEX

Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended[9]

3.2	By-laws of the Registrant[1]

3.3	Certificate of Designations of Junior Participating Preferred Stock of Titan Pharmaceuticals, Inc.[15]

4.1	Registration Rights Agreement dated as of December 17, 2007[2]

4.2	Registration Rights Agreement dated as of December 8, 2009[9]

4.3	Warrant to Purchase Common Stock dated December 23, 2009 issued to Oxford Finance Corporation[9]

4.4	Form of Warrant[13]

4.5	Registration Rights Agreement, dated as of March 15, 2011[13]

4.6	Form of Series A Warrant[18]

10.1	1998 Stock Option Plan[3]

10.2	2001 Non-Qualified Employee Stock Option Plan[4]

10.3	2002 Stock Option Plan[5]

10.4	Employment Agreement between the Registrant and Sunil Bhonsle, dated May 16, 2009, as amended by agreements dated February 17, 2010, December 30, 2011 and December 31, 2012[9,16,19]

10.5	Employment Agreement between the Registrant and Marc Rubin, dated May 16, 2009, as amended by agreements dated February 17, 2010, December 30, 2011 and December 31, 2012,9 16, 19

10.6	Lease for the Registrant’s facilities, amended as of October 1, 2004[6]

10.7	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009[9]

10.8*	License Agreement between the Registrant and Sanofi-Aventis SA effective as of December 31, 1996[7]

10.9*	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997[8]

10.10	Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated December 18, 2009[9]

10.11	Stock Purchase Agreement between the Registrant and certain investors dated December 8, 2009[9]

10.12	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Marc Rubin[10]

10.13	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Sunil Bhonsle[10]

10.14	Amendment to lease for Registrant’s facilities dated June 15, 2010[11]

10.15	Amended and Restated Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated September 27, 2010[12]

No.	Description

10.16	Facility Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[13]

10.17	Security Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[13]

10.18	Royalty Purchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.19	Amended and Restated Royalty Agreement, dated November 14, 2011 by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.20	Amended and Restated Royalty Repurchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., and Horizon Sante TTNP SARL[14]

10.21	Cash Management Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.22	Paying Agent Agreement, dated November 14, 2011, by and among the Company, Deerfield Management Company, L.P. and U.S. Bank National Association[14]

10.23	Agreement, dated as of November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[14]

10.24	Form of Subscription Agreement dated April 9, 2012[18]

10.25*	License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl, dated December 14, 2012[20]

14.1	Code of Business Conduct and Ethics[21]

23.1	Consent of OUM & Co., LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document[21]

101.SCH**	XBRL Taxonomy Extension Schema Document[21]

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document[21]

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document[21]

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document[21]

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document[21]

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 33-99386).
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 27, 2007.
(3)	Incorporated by reference from the Registrant’s definitive Proxy Statement filed on July 28, 2000.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.
(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-42367).
(9)	Incorporated by reference from the Registrant’s Registration Statement on Form 10.
(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(12)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 18, 2011.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2011.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 21, 2011.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 4, 2012.
(17)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 10, 2013.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 2, 2013.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on February 28, 2013.
(21)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.
*	Confidential treatment has been granted with respect to portions of this exhibit.
**	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.