Form 10-Q
period 2013-06-30
TITAN PHARMACEUTICALS INC
filed 2013-08-14
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013.

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

There were 82,544,222 shares of the Registrant’s Common Stock issued and outstanding on August 9, 2013.

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2013	December 31, 2012
	(unaudited)	(Note 1)
Assets
Current assets:
Cash	$11,176	$18,102
Receivables	3,851	4,646
Prepaid expenses and other current assets	203	687

Total current assets	15,230	23,435
Property and equipment, net	1,678	1,392

Total assets	$16,908	$24,827

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,405	$3,767
Accrued clinical trials expenses	378	532
Other accrued liabilities	315	219
Deferred contract revenue	8,427	14,375
Current portion of long-term debt, net of discount	—	2,500

Total current liabilities	13,525	21,393
Warrant liabilities	1,237	8,240
Royalty liability	—	8,962
Long-term debt, net of discount	—	9,360

Total liabilities	14,762	47,955

Commitments and contingencies
Stockholders’ deficit:
Common stock, at amounts paid-in	279,560	265,986
Additional paid-in capital	21,649	21,014
Accumulated deficit	(299,063)	(310,128)

Total stockholders’ equity (deficit)	2,146	(23,128)

Total liabilities and stockholders’ equity (deficit)	$16,908	$24,827

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amount)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
License revenue	$2,198	$—	$5,948	$—
Royalty revenue	—	1,360	1,424	2,588
Grant revenue	—	—	—	42

Total revenue	2,198	1,360	7,372	2,630
Operating expenses:
Research and development	1,789	1,973	5,701	5,042
General and administrative	701	1,126	1,792	2,859

Total operating expenses	2,490	3,099	7,493	7,901

Loss from operations	(292)	(1,739)	(121)	(5,271)
Other income (expense):
Interest expense, net	—	(1,897)	(1,569)	(3,460)
Other income (expense), net	(6)	(43)	10,438	(95)
Non-cash gain on changes in the fair value of warrants	5,362	1,955	2,317	1,939

Other income (expense), net	5,356	15	11,186	(1,616)

Net income (loss) and comprehensive income (loss)	$5,064	$(1,724)	$11,065	$(6,887)

Basic net income (loss) per common share	$0.06	$(0.03)	$0.14	$(0.11)

Diluted net income (loss) per common share	$0.00	$(0.06)	$0.10	$(0.13)

Weighted average shares used in computing basic net income (loss) per common share	82,527	64,984	80,403	62,185

Weighted average shares used in computing diluted net income (loss) per common share	82,559	64,984	86,271	68,093

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$11,065	$(6,887)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12	9
Non-cash gain on settlement of long-term debt	(1,860)	—
Non-cash gain on termination of royalty purchase agreement	(8,962)	—
Interest on royalty liability	—	540
Non-cash gain on changes in fair value of warrants	(2,317)	(1,939)
Stock-based compensation	635	1,868
Changes in operating assets and liabilities:
Receivables	795	(190)
Prepaid expenses and other assets	484	31
Accounts payable and other accrued liabilities	580	1,379
Deferred contract revenue	(5,948)	—

Net cash used in operating activities	(5,516)	(5,189)

Cash flows from investing activities:
Purchases of furniture and equipment	(298)	(989)

Net cash used in investing activities	(298)	(989)

Cash flows from financing activities:
Proceeds from issuing common stock from the exercise of stock options	113	—
Proceeds from the exercise of warrants, net of issuance costs	1,275	—
Proceeds from issuing common stock and warrants, net of issuance costs	—	4,966
Payments on long-term debt	(2,500)	(90)

Net cash provided by (used in) financing activities	(1,112)	4,876

Net decrease in cash and cash equivalents	(6,926)	(1,302)
Cash and cash equivalents at beginning of period	18,102	5,406

Cash and cash equivalents at end of period	$11,176	$4,104

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Summary of Significant Accounting Policies

The Company

We are a biopharmaceutical company developing proprietary therapeutics for the treatment of serious medical disorders. Our product development programs focus primarily on important pharmaceutical markets with significant unmet medical needs and commercial potential. We are directly developing our product candidates and also utilize corporate, academic and government partnerships as appropriate. Our principal asset is Probuphine®, the first slow release implant formulation of buprenorphine in development for the treatment of opioid dependence. It is designed to maintain a stable, around the clock blood level of the medicine in patients for six months following a single treatment. We operate in only one business segment, the development of pharmaceutical products.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any future interim periods.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. Annual Report on Form 10-K/A for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The accompanying financial statements have been prepared assuming we will continue as a going concern. We believe that our working capital at June 30, 2013 is sufficient to fund our planned operations through April 2014, inclusive of estimated expenses for preparation of our response to the Complete Response Letter (“CRL”) regarding the Probuphine New Drug Application (“NDA”) that we received from the U.S. Food and Drug Administration (“FDA”). We intend in the next several weeks to request a meeting with the FDA to review and respond to issues raised in the CRL, the goal of which is to achieve clarity on next steps and to determine the appropriate timing of the submission of our response to the CRL, which should help determine the nature, timing and extent of our requirements for additional capital. If our licensee, Braeburn Pharmaceuticals Sprl (“Braeburn”), were to terminate the license agreement, we would not have sufficient funds available to us to complete the FDA regulatory process and, in the event of ultimate approval, commercialize Probuphine without raising additional capital, If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing in such event, our business and prospects would be materially adversely impacted. Furthermore, in the event of termination or any substantial reduction in the milestone payment payable to us if the FDA ultimately approves Probuphine, we may be unable to continue our current Parkinson’s disease development program and would not be able to initiate any additional programs without obtaining additional financing, either through the sale of debt or equity securities.

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

•

Royalties earned are based on third-party sales of licensed products and are recorded in accordance with contract terms when third-party results are reliably measurable and collectability is reasonably assured. Pursuant to certain license agreements, we earn royalties on the sale of Fanapt™ by Novartis Pharma AG in the U.S. As described in Note 6, “Commitments and Contingencies”, we are obligated to pay royalties on such sales to Sanofi-Aventis and another third party. As we have no performance obligations under the license agreements, we have recorded the royalties earned, net of royalties we are obligated to pay, as revenue in our Condensed Statements of Operations and Comprehensive Income (Loss).

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2013, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K/A, that are of significance or potential significance to us.

Subsequent Events

We have evaluated events that have occurred after June 30, 2013 and through the date that the financial statements are issued.

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

For the three months and six months ended June 30, 2013, as a result of the fair value adjustment of the warrant liabilities, we recorded a non-cash gain on a decrease in the fair value of $5.4 million and $2.3 million, respectively, in our Condensed Statements of Operations and Comprehensive Income (Loss). See Note 8, “Warrant Liability” for further discussion on the calculation of the fair value of the warrant liabilities.

(in thousands)	Warrant liability
Total warrant liability at December 31, 2012	$8,240
Fair value of warrants transferred to equity upon exercise	(4,686)
Adjustment to record warrants at fair value upon exercise and at June 30, 2013	(2,317)

Total warrant liability at June 30, 2013	$1,237

2. Stock Plans

The following table summarizes the stock-based compensation expense recorded for awards under the stock option plans for the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Research and development	$52	$114	$356	$730
General and administrative	78	202	279	1,138

Total stock-based compensation expenses	$130	$316	$635	$1,868

No tax benefit was recognized related to stock-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the stock-based compensation expense for the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six months Ended June 30,
	2013	2012	2013	2012
Weighted-average risk-free interest rate	1.0%	0.7%	0.8%	0.9%
Expected dividend payments	—	—	—	—
Expected holding period (years)[1]	3.9	5.0	4.2	5.1
Weighted-average volatility factor[2]	1.56	1.78	1.70	1.74
Estimated forfeiture rates for options granted to management[3]	23%	23%	23%	23%
Estimated forfeiture rates for options granted to non-management[3]	41%	41%	41%	41%

(1)	Expected holding periods are based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla options.”

(2)	Weighted average volatility is based on the historical volatility of our common stock.
(3)	Estimated forfeiture rates are based on historical data.

No options were granted during the three month period ended June 30, 2013. Based upon the above methodology, the weighted-average fair value of options and awards granted during the three month period ended June 30, 2012 was $0.67 per share.

The following table summarizes option activity for the six month period ended June 30, 2013:

(in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Option Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	6,842	$1.33	6.65	$722
Granted	—	—
Exercised	(75)	1.50
Expired or cancelled	—	—
Forfeited	—	—

Outstanding at June 30, 2013	6,767	$1.32	6.22	$—

Exercisable at June 30, 2013	6,743	$1.32	6.22	$—

As of June 30, 2013, there was approximately $45,000 of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 0.6 years.

No shares of restricted stock were awarded to employees, directors and consultants during the three and six month periods ended June 30, 2013.

3. Net Income (Loss) Per Share

Basic income (loss) per share excludes the effect of dilution and is computed by dividing net income (loss) by the weighted-average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised into shares. In calculating diluted net income (loss) per share, the numerator is adjusted for the change in the fair value of the warrant liability (only if dilutive) and the denominator is increased to include the number of potentially dilutive common shares assumed to be outstanding during the period using the treasury stock method.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2013, and 2012:

	Three months ended June 30,,		Six months ended June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Numerator:
Net income (loss) used for basic earnings per share	$5,064	$(1,724)	$11,065	$(6,887)
Less change in fair value of warrant liability	5,362	1,955	2,317	1,939

Net (loss) income used for diluted earnings per share	$(298)	$(3,679)	$8,748	$(8,826)

Denominator:
Basic weighted-average outstanding common shares	82,527	64,984	80,403	62,185
Effect of dilutive potential common shares resulting from options	—	—	1,226	—
Effect of dilutive potential common shares resulting from warrants	32	—	4,642	5,908

Weighted-average shares outstanding—diluted	82,559	64,984	86,271	68,093

Net income (loss) per common share:
Basic	$0.06	$(0.03)	$0.14	$(0.11)
Diluted	$0.00	$(0.06)	$0.10	$(0.13)

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net income (loss) per common share. These are excluded from the calculation due to their anti-dilutive effect for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Weighted-average anti-dilutive common shares resulting from options	3,302	6,952	1,175	4,157
Weighted-average anti-dilutive common shares resulting from warrants	1,334	11,440	23	4,792

	4,636	18,392	1,198	8,949

4. Comprehensive Income (Loss)

Comprehensive income and loss for the periods presented is comprised solely of our net income and loss. We had no items of other comprehensive income (loss) during the three and six-month periods ended June 30, 2013 and 2012. Comprehensive income for the three and six-month periods ended June 30, 2013 was $5.1 million and $11.1 million, respectively. Comprehensive loss for the three and six-month periods ended June 30, 2012 was $1.7 million and $6.9 million, respectively.

5. Braeburn License

In December 2012, we entered into a license agreement with Braeburn (the “Agreement”) granting Braeburn exclusive commercialization rights to Probuphine in the United States and Canada (the “Territory”). As part of the Agreement, we received a non-refundable up-front license fee of $15.75 million (approximately $15.0 million, net of expenses), and will receive a $50.0 million milestone payment upon approval by the FDA of the Probuphine NDA. We will be eligible to receive up to $130.0 million upon achievement of specified sales milestones and up to $35.0 million in regulatory milestones for additional indications, including chronic pain. We will receive tiered royalties on net sales of Probuphine ranging from the mid-teens to the low twenties. In addition, Apple Tree Partners IV, Braeburn’s parent company, has allocated in excess of $75.0 million to launch, commercialize and continue the development of Probuphine.

We have evaluated the revenue components of the Agreement, which includes multiple elements, to determine whether the components of the arrangement represent separate units of accounting.

We have determined that the non-refundable, up-front license fee of $15.75 million (approximately $15.0 million, net of expenses) and our costs up to the PDUFA date to be one deliverable which will be accounted for as a single unit of accounting. This amount will be recognized on a straight-line basis over the estimated period to reach the PDUFA date and meet the contract deliverables, including the transition of production and supply services of the product to Braeburn. Accordingly, we currently estimate the revenue recognition period for the up-front payment to be approximately 18 months from the date of the Agreement. Accordingly, we will recognize revenue for the up-front payment from December 14, 2012, the date of the Agreement, through June 14, 2014. As of June 30, 2013, we have recognized approximately $6.6 million in license revenue and recorded deferred revenues of $8.4 million related to the up-front payment. Internal and external research and development costs related to this product will be expensed in the period incurred.

Under the Agreement, we are entitled to a $50.0 million milestone payment from Braeburn within 10 days following the achievement of FDA approval of the NDA. As such, upon receipt of FDA approval our obligation will be fulfilled. As the milestone payment relates solely to past performance, i.e. FDA approval, we will recognize the $50.0 million regulatory milestone payment from Braeburn on the date of achievement of FDA approval in accordance with the milestone method of revenue recognition. Following FDA approval, we will be reimbursed by Braeburn for any development services and activities performed by us at Braeburn’s request.

The Agreement also provides for a development committee. The duties of the development committee are to periodically report to each other, exchange information, and confer with and review the clinical development of the product and matters pertaining to regulatory approval. The development committee has no authority to approve or direct either party to take action, approve or withhold approval for any plan, budget, timeline or strategies, amend, modify or waive compliance with the license agreement, create new obligations or alter, increase or expand, or waive compliance with the license agreement, create new obligations not specified in the license agreement, or alter, increase or expand, or waive compliance by a party with obligations under the license agreement. The development committee can be disbanded upon mutual agreement of the parties and shall automatically disband six years after the NDA transfer date. Based on the above, we have determined that participation in the development committee is perfunctory and inconsequential, and is not considered a separate deliverable in the Agreement.

On May 28, 2013, we entered into an amendment (the “Amendment”) to the Agreement with Braeburn primarily to modify certain of the termination provisions of the Agreement. The Amendment gives Braeburn the right to terminate the Agreement in the event that (A) after May 28, 2013, based on written or oral communications from or with the FDA, Braeburn reasonably determines either that the FDA will require significant development to be performed before approval of the Probuphine™ NDA can be given, such as, but not limited to, one or more additional controlled clinical studies with a clinical efficacy endpoint, or substantial post-approval commitments that may materially impact the products financial returns or that the FDA will require one or more changes in the proposed label, which change(s) Braeburn reasonably determines will materially reduce the authorized prescribed patient base, or (B) the NDA has not been approved by the FDA on or before June 30, 2014. The Amendment also provides that we will share in legal and consulting expenses in excess of a specified amount prior to approval of the NDA. See Note 10, “Subsequent Events.”

6. Commitments and Contingencies

Financing Agreements

On March 15, 2011, we entered into several agreements pursuant to which the Deerfield Healthcare group of entities (“Deerfield”) agreed to provide $20.0 million in funding to us. Funding occurred on April 5, 2011 and we used approximately $7.6 million of proceeds from the Deerfield funding to repay an outstanding loan from Oxford Financing Corporation in full, including required final payments aggregating $480,000. Pursuant to the terms of a facility agreement (the “Facility Agreement”), we issued Deerfield promissory notes in the aggregate principal amount of $20.0 million. The long-term debt bore interest at 8.5% per annum, payable quarterly, and was originally repayable over five years, with 10% of the principal amount due on the first anniversary, 15% due on the second anniversary, and 25% due on each of the next three anniversaries. We paid Deerfield a facility fee of $0.5 million. The long-term debt was secured by our assets and had a provision for pre-payment. Deerfield had the right to have the long-term debt repaid at 110% of the principal amount in the event we complete a major transaction, which included, but was not limited to, a merger or sale of our company or the sale of Probuphine. In connection with the Facility Agreement, we issued Deerfield six-year warrants (the “Deerfield Warrants”) to purchase 6,000,000 shares of our common stock at an exercise price of $1.57 per share. See Note 8, “Warrant Liability” for further discussion. As a result of our April 2012 sale of equity, and pursuant to the terms of the Deerfield Warrants, the exercise price of the Deerfield Warrants was adjusted to $1.25 per share. We also entered into a royalty agreement with Deerfield (the “Royalty Agreement”) in exchange for $3.0 million. See Note 7, “Royalty Liability” for further discussion.

We recorded the promissory notes with an aggregate principal amount of $20.0 million at its face value less a note discount consisting of (i) $3.0 million cash discount, (ii) a $500,000 loan fee, and (iii) the $5.5 million fair value of the associated warrants. The note discount totaling $9.0 million was amortized using the interest method.

On November 14, 2011, we entered into several agreements with Deerfield (including an amended and restated Royalty Agreement) pursuant to which we agreed to pay a substantial portion of the remaining future royalties on the sales of Fanapt to Deerfield in exchange for $5.0 million in cash that was recorded as royalty liability (see Note 7, “Royalty Liability” for further discussion), a $10.0 million reduction in the principal amount owed to Deerfield under the Facility Agreement and a revised principal repayment schedule of $2.5 million per year for four years commencing in April 2013 to retire the remaining long-term debt of $10.0 million. We evaluated the November 2011 principal reduction and other amendments to the Facility Agreement and determined that the modifications should be accounted for as a troubled debt restructuring on a prospective basis. As a result, we recognized the difference between the carrying value of the long-term debt and the total required future principal and interest payments as interest expense over the remaining term using the interest method.

On February 6, 2013, the Facility Agreement was amended to provide that the exercise price of the Deerfield Warrants could be satisfied through a reduction in the principal amount of our outstanding indebtedness to Deerfield. In February and March 2013, Deerfield exercised all of the Deerfield Warrants resulting in a reduction of our outstanding indebtedness to Deerfield of $7.5 million and, accordingly, cancellation of our obligation to make the 2014, 2015 and 2016 installment payments under the Facility Agreement. This resulted in a gain of $1.9 million which was recorded in Other Income. On April 1, 2013, we made the final principal payment of $2.5 million under the Facility Agreement.

Royalty Payments

In 1997, we entered into an exclusive license agreement with Sanofi-Aventis SA (formerly Hoechst Marion Roussel, Inc.). The agreement gave us a worldwide license to the patent rights and know-how related to the antipsychotic agent Fanapt (iloperidone), including the ability to develop, use, sublicense, manufacture and sell products and processes claimed in the patent rights. Upon commercialization of the product, the license agreement provides that we will pay royalties based on net sales. Net sales of Fanapt by Novartis during the three-month periods ended June 30, 2013 and 2012 were approximately $16.7 million and $17.0 million, respectively, and we were obligated to pay royalties of approximately $2.5 million and $1.8 million to Sanofi-Aventis on June 30, 2013 and December 31, 2012, respectively, which were included in Accounts Receivable and Accounts Payable on the Condensed Balance Sheets.

Legal Proceedings

There are no ongoing legal proceedings against our company.

7. Royalty Liability

On March 15, 2011, under the Royalty Agreement, in exchange for $3.0 million that was recorded as royalty liability, we agreed to pay Deerfield 2.5% of the net sales of Fanapt, constituting a portion of the royalty revenue that we are entitled to under our sublicense agreement with Novartis. The agreements with Deerfield also provided us with the option to repurchase the royalty rights for $40.0 million.

The $3.0 million received under the Royalty Agreement was recorded as a royalty liability in accordance with the appropriate accounting guidance as the related agreement includes a provision which allowed us to repurchase the royalty rights from Deerfield through a payment of a lump sum. Interest on the royalty liability was recognized using the interest method based on the estimated future royalties expected to be paid under the Royalty Agreement.

Under the November 14, 2011 amended and restated Royalty Agreement, in exchange for an additional $5.0 million royalty liability, Deerfield is entitled to the balance of our portion of the royalties on Fanapt (5.5% to 7.5% of net sales, net of the 2.5% previously agreed to have been provided to Deerfield) up to specified threshold levels of net sales of Fanapt and 40% of the royalties above the threshold level. We retain 60% of the royalties on net sales of Fanapt above the threshold levels. The $5.0 million received was recorded as a royalty liability in accordance with the appropriate accounting guidance as the related agreement included a provision which allowed us to repurchase the royalty rights from Deerfield through a payment of a lump sum. Interest on this royalty obligation was recognized using the interest method based on the estimated future royalties expected to be paid under the Royalty Agreement.

On March 28, 2013, we amended the agreements with Deerfield terminating our option to repurchase the royalty rights. As a result, we recognized a gain on the extinguishment of the royalty liability of $9.0 million, which was recorded in other income, because we are no longer required to account for it as a liability. Additionally, we will no longer recognize royalty income related to the Fanapt royalty payments received from Novartis unless Fanapt sales exceed certain thresholds.

8. Warrant Liability

On March 15, 2011, in connection with the Facility Agreement, we issued Deerfield six-year warrants to purchase 6,000,000 shares of our common stock at an initial exercise price of $1.57 per share. As a result of our April 2012 sale of equity, and pursuant to the terms of the Deerfield Warrants, the exercise price of the Deerfield Warrants was adjusted to $1.25 per share. The Deerfield Warrants expire on March 15, 2017. The Deerfield Warrants contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480 Distinguishing Liabilities from Equity requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model, and the changes in the fair value are recorded in the Condensed Statements of Operations and Comprehensive Income (Loss). The Lattice model provides for assumptions regarding volatility and risk-free interest rates within the total period to maturity.

On February 6, 2013, the Facility Agreement was amended to provide that the exercise price of the Deerfield Warrants could be satisfied through a reduction in the principal amount of our outstanding indebtedness to Deerfield. In February and March 2013, Deerfield all of the Deerfiled Warrants resulting in a $7.5 million reduction in the amount owed to Deerfield. See Note 6. “Commitments and Contingencies” for further discussion.

On April 9, 2012, in connection with subscription agreements with certain institutional investors for the purchase and sale of 6,517,648 shares of our common stock, we issued (i) six-year warrants (“Series A Warrants”) to purchase 6,517,648 shares of common stock at an exercise price of $1.15 per share and (ii) six-month warrants (“Series B Warrants”) to purchase 6,517,648 shares of common stock at an exercise price of $0.85 per share. The Series A Warrants and Series B Warrants contain a provision where the warrant holder has the option to receive cash, equal to the Black Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480 Distinguishing Liabilities from Equity requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Lattice valuation model, and the changes in the fair value are recorded in the Condensed Statements of Operations and Comprehensive Income (Loss). The Lattice model provides for assumptions regarding volatility and risk-free interest rates within the total period to maturity.

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

The key assumptions used to value the Series A Warrants were as follows:

Assumption	June 30, 2013	December 31, 2012
Expected price volatility	85%	80%
Expected term (in years)	4.78	5.27
Risk-free interest rate	1.33%	0.78%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.23	$0.69

9. Stockholders’ Equity

Common Stock

In April 2013, 144,499 shares of common stock were issued to Oxford Capital Financing upon the cashless net exercise of 287,356 warrants in accordance with the terms of the warrants.

In January and March 2013, Series A Warrants to purchase 1,109,010 shares of common stock were exercised resulting in gross proceeds of approximately $1,275,000.

On February 6, 2013, the Facility Agreement with Deerfield was amended to provide that the exercise price of the Deerfield Warrants could be satisfied through a reduction in the principal amount of our outstanding indebtedness to Deerfield. In February and March 2013, Deerfield exercised the 6,000,000 Deerfield Warrants resulting in a $7.5 million reduction in the amount owed to Deerfield.

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

In April 2012, we entered into subscription agreements with certain institutional investors for the purchase and sale, in a registered direct offering, of (i) 6,517,648 shares of our common stock, (ii) 6,517,648 Series A Warrants and (iii) 6,517,648 Series B Warrants for gross proceeds of $5,540,000 (the “Offering”). The Offering closed in April 2012. As a result of the Offering, and pursuant to the terms of the Deerfield Warrants, the exercise price of the Deerfield Warrants was adjusted to $1.25 per share. We recorded the gross proceeds from the Offering, net of (i) issuance costs of $0.5 million and (ii) the fair value of the Series A and Series B Warrants of $2.9 million as common stock paid-in in the Consolidated Balance Sheets. See Note 8, “Warrant Liability” for further discussion.

10. Subsequent Events

On July 2, 2013, we entered into a second amendment (the “ Second Amendment”) to the Agreement with Braeburn primarily to establish and provide the parameters for a committee comprised of representatives of Titan and Braeburn responsible for and with the authority to make all decisions regarding the development and implementation of a strategic plan to seek approval from the FDA of Probuphine® for subdermal use in the maintenance treatment of adult patients with opioid dependence, including development of the strategy for all written and oral communications with the FDA. The Second Amendment also makes Braeburn the primary contact for FDA communications regarding the Probuphine NDA.

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

Our principal asset is Probuphine®, the first slow release implant formulation of buprenorphine in development for the treatment of opioid dependence. It is designed to maintain a stable, around the clock blood level of the medicine in patients for six months following a single treatment. Upon completion of the Phase 3 clinical studies of Probuphine, we participated in a pre- NDA meeting with the FDA, and subsequently prepared and submitted the NDA in October 2012. On April 30, 2013, the FDA issued a complete response letter to our NDA stating that it cannot approve the application in its present form and outlining the FDA’s request for additional clinical data demonstrating adequate clinical benefit to patients from this treatment, data from human factors testing of the training program, as well as recommendations regarding product labeling, Risk Evaluation and Mitigation Strategy (“REMS”) and non-clinical safety data. We are committed to addressing these issues and have been working diligently with our partners at Braeburn along with a team of proven, expert clinical and regulatory advisors with experience in assisting companies through similar regulatory processes, and pursuing a broad range of avenues to advance Probuphine. We are preparing briefing materials in support of a meeting with the FDA, the goal for which will be to discuss the key issues identified in the CRL and to outline important safety and efficacy data that we believe can help in addressing the questions from the FDA. Braeburn expects to submit the meeting request in the next several weeks.

In December 2012, we entered into the Agreement that grants Braeburn exclusive commercialization rights to Probuphine® in the United States and Canada. We received a non-refundable up-front license fee of $15.75 million (approximately $15.0 million, net of expenses) and are entitled to receive a $50 million milestone payment upon the approval of the NDA by the FDA. Additionally, we will be eligible to receive up to $130 million upon achievement of specified sales milestones and up to $35 million in regulatory milestones in the event of future NDA submissions and approvals for additional indications, including chronic pain. We are entitled to receive tiered royalties on net sales of Probuphine ranging from the mid-teens to the low twenties.

On May 28, 2013, we entered into the Amendment to the Agreement with Braeburn primarily to modify certain of the termination provisions of the Agreement. The Amendment gives Braeburn the right to terminate the Agreement in the event that (A) after May 28, 2013, based on written or oral communications from or with the FDA, Braeburn reasonably determines either that the FDA will require significant development to be performed before approval of the Probuphine™ NDA can be given, such as, but not limited to, one or more additional controlled clinical studies with a clinical efficacy endpoint, or substantial post-approval commitments that may materially impact the products financial returns or that the FDA will require one or more changes in the proposed label, which change(s) Braeburn reasonably determines will materially reduce the authorized prescribed patient base, or (B) the NDA has not been approved by the FDA on or before June 30, 2014. The Amendment also provides that we will share in legal and consulting expenses in excess of a specified amount prior to approval of the NDA.

On July 2, 2013, we entered into the Second Amendment to the Agreement primarily to establish and provide the parameters for a committee comprised of representatives of Titan and Braeburn responsible for and with the authority to make all decisions regarding the development and implementation of a strategic plan to seek approval from the FDA of Probuphine® for subdermal use in the maintenance treatment of adult patients with opioid dependence, including development of the strategy for all written and oral communications with the FDA. The Second Amendment also makes Braeburn the primary contact for FDA communications regarding the Probuphine NDA.

Probuphine is the first product to utilize ProNeura™, our novel, proprietary, continuous drug delivery technology. Our ProNeura technology has the potential to be used in developing products for the treatment of other chronic conditions, such as Parkinson’s disease, where maintaining stable, around the clock blood levels of a drug can benefit the patient and improve medical outcomes.

Under a sublicense agreement with Novartis, we are entitled to royalty revenue of 8-10% of net sales of Fanapt® (iloperidone), an atypical antipsychotic compound being marketed in the U.S. by Novartis for the treatment of schizophrenia, based on a licensed U.S. patent that expires in October 2016 (excluding the potential of a six month pediatric extension). We have entered into several agreements with Deerfield, a healthcare investment fund, which entitle Deerfield to most of the future royalty revenues related to Fanapt in exchange for cash and debt considerations, the proceeds from which we have been using to advance the development of Probuphine and for general corporate purposes. In April 2013, we made the final principal payment of $2.5 million to Deerfield, and have repaid the Deerfield loan in full. We have retained a portion of the royalty revenue from the net sales of Fanapt in excess of specified annual threshold levels; however, based on sales levels to date, it is unlikely that we will receive any revenue from Fanapt in the next several years, if ever.

Recent Accounting Pronouncements

See Note 1 to the accompanying unaudited condensed financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations for the Three and Six Months Ended June 30, 2013 and June 30, 2012

Our net income for the three month period ended June 30, 2013 was approximately $5.1 million, or approximately $0.06 per share, compared to our net loss of approximately $1.7 million, or approximately $0.03 per share, for the comparable period in 2012. Our net income for the six month period ended June 30, 2013 was approximately $11.1 million, or approximately $0.14 per share, compared to our net loss of approximately $6.9 million, or approximately $0.11 per share, for the comparable period in 2012.

We generated no royalty revenues during the three month period ended June 30, 2013. We generated royalty revenues of approximately $1.4 million during the six month period ended June 30, 2013. We generated royalty revenues during the three and six month periods ended June 30, 2012 of approximately $1.4 million and $2.6 million, respectively. Royalty revenues during the three and six month periods ended June 30, 2013 and 2012 consisted of royalties on sales of Fanapt which were all paid to Deerfield. We generated no grant revenues during the three and six month periods ended June 30, 2013. We generated grant revenues during the six month period ended June 30, 2012 of approximately $42,000 which consisted of proceeds from an NIH grant related to our ProNeura program.

Research and development expenses for the three month period ended June 30, 2013 were approximately $1.8 million, compared to approximately $2.0 million for the comparable period in 2012, a decrease of approximately $0.2 million, or 10%. Research and development expenses for the six month period ended June 30, 2013 were approximately $5.7 million, compared to approximately $5.0 million for the comparable period in 2012, an increase of approximately $0.7 million, or 14%. The decrease in research and development costs during the three month period ended June 30, 2013 was primarily associated with a decrease in external research and development expenses related the review of the NDA for our Probuphine product with the FDA. The increase in research and development costs during the six month period ended June 30, 2013 was primarily associated with an increase in external research and development expenses related the review of the NDA for our Probuphine product with the FDA, including preparation for the advisory committee meeting during the first quarter of 2013. External research and development expenses include direct expenses such as CRO charges, investigator and review board fees, patient expense reimbursements and contract manufacturing expenses. During the three and six month periods ended June 30, 2013, external research and development expenses relating to our Probuphine product development program were approximately $0.8 million and $2.5 million, respectively. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three month period ended June 30, 2013 were approximately $0.7 million, compared to approximately $1.1 million for the comparable period in 2012, a decrease of approximately $0.4 million, or 36%. General and administrative expenses for the six month period ended June 30, 2013 were approximately $1.8 million, compared to approximately $2.9 million for the comparable period in 2012, a decrease of approximately $1.1 million, or 38%. The decrease in general and administrative expenses during the three month period ended June 30, 2013 was primarily related to decreases in non-cash stock compensation costs of approximately $0.1 million, consulting and professional fees of approximately $0.3 million and other administrative costs of approximately $0.1 million. This was offset in part by increases in legal expenses of approximately $0.1 million. The decrease in general and administrative expenses during the six month period ended June 30, 2013 was primarily related to decreases in non-cash stock compensation and employee related costs of approximately $0.9 million and consulting and professional fees of approximately $0.3 million. This was offset in part by increases in legal fees of approximately $0.1 million.

Net other income for the three month period ended June 30, 2013 was approximately $5.4 million, compared to net other income of approximately $15,000 in the comparable period in 2012. Net other income for the six month period ended June 30, 2013 was approximately $11.2 million compared to net other expense of approximately $1.6 million in the comparable period in 2012. The increase in net other income during the three month period ended June 30, 2013, was primarily related to an approximately $5.4 million non-cash gain related to decreases in the fair value of outstanding warrants compared to an approximately $2.0 million non-cash gain related to decreases in the fair value of outstanding warrants during the comparable period in 2012 and a decrease in interest expense of approximately $1.9 million related to the Deerfield loans. The increase in net other income during the six month period ended June 30, 2013, was primarily related to approximately $9.0 million of other income generated by the termination of our royalty repurchase agreement with Deerfield, an approximately $1.9 million gain resulting from the $7.5 million settlement of our indebtedness to Deerfield as a result of Deerfield’s exercise of 6,000,000 warrants, a decrease in interest expense of approximately $1.9 million related to the Deerfield loans and approximately $0.4 million related to non-cash gains on changes in the fair value of warrants. This was offset in part by approximately $0.5 million of other expense related to unamortized transaction fees related to the initial Deerfield debt transaction.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At June 30, 2013, we had working capital of approximately $1.7 million compared to working capital of approximately $2.0 million at December 31, 2012.

Our operating activities used approximately $5.5 million during the six-months ended June 30, 2013. This consisted primarily of the net income for the period of approximately $11.1 million and non-cash charges of approximately $0.6 million related to share-based compensation expenses. This was offset in part by approximately $1.9 million related to a non-cash gain on the settlement of long-term debt, approximately $9.0 million related to a non-cash gain on the termination of our royalty repurchase agreement with Deerfield, approximately $2.3 million related to non-cash gains resulting from changes in the fair value of warrants and $4.1 million related to net changes in other operating assets and liabilities. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses. Our license agreement with Sanofi-Aventis requires us to pay royalties on future product sales. In addition, in order to maintain license and other rights while products are under development, we must comply with customary licensee obligations, including the payment of patent-related costs, annual minimum license fees, meeting project-funding milestones and diligent efforts in product development. The aggregate commitments we have under these agreements, including minimum license payments, for the next 12 months is approximately $3,000.

Net cash used by investing activities of approximately $0.3 million during the six months ended June 30, 2013 consisted primarily of approximately $0.3 million related to purchases of equipment.

Our financing activities used approximately $1.1 million during the six-months ended June 30, 2013. This consisted primarily of approximately $2.5 million related to payments on our long-term debt. This was offset in part by approximately $1.3 million in proceeds from the exercise of warrants and approximately $0.1 million in proceeds from the exercise of stock options.

On March 15, 2011, we entered into several agreements with entities affiliated with Deerfield pursuant to which Deerfield agreed to provide $20.0 million in funding to us. Pursuant to the terms of the Facility Agreement, we issued Deerfield 8.5% promissory notes in the aggregate principal amount of $20.0 million, paid them a facility fee of $0.5 million and issued them the Deerfield Warrants to purchase 6,000,000 shares of our common stock. Under the Royalty Agreement, in exchange for $3.0 million that was recorded as royalty liability, we agreed to pay Deerfield 2.5% of the aggregate royalties on net sales of Fanapt, subsequent to the funding date, constituting a portion of the royalty revenue we receive from Novartis.

On November 14, 2011, we entered into several agreements with Deerfield (including an amended and restated Royalty Agreement) pursuant to which we agreed to pay them a substantial portion of the remaining future royalties on the sales of Fanapt in exchange for $5.0 million in cash that was recorded as royalty liability, a $10.0 million reduction in the principal amount owed to Deerfield under the Facility Agreement and a revised principal repayment schedule of $2.5 million per year for four years commencing in April 2013 to retire the remaining long-term debt of $10.0 million. Deerfield is entitled to the balance of our portion of the royalties on Fanapt (5.5% to 7.5% of net sales, net of the 2.5% we previously agreed to pay to Deerfield) up to specified threshold levels of net sales of Fanapt and 40% of the royalties above the threshold level. We retain 60% of the royalties on net sales of Fanapt above the threshold levels. The agreements with Deerfield also provided us with the option to repurchase the royalty rights for $40.0 million.

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

On April 9, 2012, we entered into subscription agreements with certain institutional investors for the purchase and sale, in a registered direct offering, of (i) 6,517,648 shares of our common stock, (ii) six-year Series A Warrants to purchase 6,517,648 shares of common stock and (iii) six-month Series B Warrants to purchase 6,517,648 shares of common stock for gross proceeds of $5,540,000. The closing of the Offering occurred on April 13, 2012 and April 18, 2012. Net proceeds were approximately $5.0 million. Prior to their expiration, Series B Warrants to purchase 5,761,765 shares of our common stock were exercised resulting in gross proceeds to us of approximately $4.9 million.

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

On December 13, 2012, we entered into the Agreement with Braeburn pursuant to which we granted Braeburn an exclusive right and license to commercialize Probuphine® in the Territory. We retained all of the rights to Probuphine® outside the Territory. In consideration of the rights granted to Braeburn under the license agreement, Braeburn paid to us an upfront, non-refundable license fee of $15.75 million (approximately $15.0 million, net of expenses).

We believe that our working capital at June 30, 2013 is sufficient to fund our planned operations through April 2014, inclusive of estimated expenses for preparation of our response to the CRL regarding the Probuphine NDA that we received from the FDA. We intend in the next several weeks to request a meeting with the FDA to review and respond to issues raised in the CRL, the goal of which is to achieve clarity on next steps and determine the appropriate timing of the submission of our response to the CRL, which should help determine the nature, timing and extent of our requirements for additional capital. If our licensee, Braeburn, were to terminate the license agreement, we would not have sufficient funds available to us to complete the FDA regulatory process and, in the event of ultimate approval, commercialize Probuphine without raising additional capital. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing in such event, our business and prospects would be materially adversely impacted. Furthermore, in the event of termination or any substantial reduction in the milestone payment payable to us if the FDA ultimately approves Probuphine, we may be unable to continue our current Parkinson’s disease development program and would not be able to initiate any additional programs without obtaining additional financing, either through the sale of debt or equity securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2012 have not changed materially.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our President, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of June 30, 2013, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, Titan’s internal control over financial reporting.

PART II

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5. Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended[9]

3.2	By-laws of the Registrant[1]

3.3	Certificate of Designations of Junior Participating Preferred Stock of Titan Pharmaceuticals, Inc.[15]

4.1	Registration Rights Agreement dated as of December 17, 2007[2]

4.2	Registration Rights Agreement dated as of December 8, 2009[9]

4.3	Warrant to Purchase Common Stock dated December 23, 2009 issued to Oxford Finance Corporation[9]

4.4	Form of Warrant[13]

4.5	Registration Rights Agreement, dated as of March 15, 2011[13]

4.6	Form of Series A Warrant[17]

4.7	Rights Agreement, dated as of May 28, 2013, between Titan Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent[21]

10.1	1998 Stock Option Plan[3]

10.2	2001 Non-Qualified Employee Stock Option Plan[4]

10.3	2002 Stock Option Plan[5]

10.4	Employment Agreement between the Registrant and Sunil Bhonsle, dated May 16, 2009, as amended by agreements dated February 17, 2010, December 30, 2011 and December 31, 2012[9,16,18]

10.5	Employment Agreement between the Registrant and Marc Rubin, dated May 16, 2009, as amended by agreements dated February 17, 2010, December 30, 2011 and December 31, 2012[9,16,18]

10.6	Lease for the Registrant’s facilities, amended as of October 1, 2004[6]

10.7	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009[9]

10.8*	License Agreement between the Registrant and Sanofi-Aventis SA effective as of December 31, 1996[7]

10.9*	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997[8]

10.10	Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated December 18, 2009[9]

10.11	Stock Purchase Agreement between the Registrant and certain investors dated December 8, 2009[9]

10.12	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Marc Rubin[10]

10.13	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Sunil Bhonsle[10]

10.14	Amendment to lease for Registrant’s facilities dated June 15, 2010[11]

10.15	Amended and Restated Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated September 27, 2010[12]

No.	Description
10.16	Facility Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[13]

10.17	Security Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[13]

10.18	Royalty Purchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.19	Amended and Restated Royalty Agreement, dated November 14, 2011 by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.20	Amended and Restated Royalty Repurchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., and Horizon Sante TTNP SARL[14]

10.21	Cash Management Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.22	Paying Agent Agreement, dated November 14, 2011, by and among the Company, Deerfield Management Company, L.P. and U.S. Bank National Association[14]

10.23	Agreement, dated as of November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[14]

10.24	Form of Subscription Agreement dated April 9, 2012[17]

10.25*	License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl, dated December 14, 2012[19]

10.26*	Amendment dated May 28, 2013 to License Agreement dated December 14, 2012 between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [21]

10.27	Amendment dated July 2, 2013 to License Agreement dated December 14, 2012 between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl[22]

14.1	Code of Business Conduct and Ethics[20]

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 33-99386).
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 27, 2007.
(3)	Incorporated by reference from the Registrant’s definitive Proxy Statement filed on July 28, 2000.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-42367).
(9)	Incorporated by reference from the Registrant’s Registration Statement on Form 10.
(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(12)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 18, 2011.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2011.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 21, 2011.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 4, 2012.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 10, 2013.
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 2, 2013.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on February 28, 2013.
(20)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.
(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 29, 2013.
(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 5, 2013.
*	Confidential treatment has been granted with respect to portions of this exhibit.
**	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: August 14, 2013	By:	/s/ SUNIL BHONSLE
	Name:	Sunil Bhonsle
	Title:	President (Principal Executive and Principal Financial Officer)