Form 10-Q
period 2014-03-31
TITAN PHARMACEUTICALS INC
filed 2014-05-14
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014.

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

There were 89,052,722 shares of the Registrant’s Common Stock issued and outstanding on May 7, 2014.

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2014	December 31, 2013
	(unaudited)	(Note 1)
Assets
Current assets:
Cash	$10,239	$11,798
Receivables	4,080	4,818
Prepaid expenses and other current assets	286	204
Total current assets	14,605	16,820
Property and equipment, net	1,518	1,603
Total assets	$16,123	$18,423

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,291	$5,118
Accrued clinical trials expenses	137	118
Other accrued liabilities	327	293
Deferred contract revenue	4,405	5,317
Total current liabilities	9,160	10,846
Warrant liabilities	2,681	1,817
Total liabilities	11,841	12,663

Commitments and contingencies
Stockholders’ equity:
Common stock, at amounts paid-in	284,485	284,485
Additional paid-in capital	22,018	21,692
Accumulated deficit	(302,221)	(300,417)
Total stockholders’ equity	4,282	5,760
Total liabilities and stockholders’ equity	$16,123	$18,423

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amount)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
License revenue	$911	$3,750
Royalty revenue	—	1,424
Total revenue	911	5,174
Operating expenses:
Research and development	949	3,912
General and administrative	896	1,091
Total operating expenses	1,845	5,003
Income (loss) from operations	(934)	171
Other income (expense):
Interest expense, net	—	(1,569)
Other income (expense), net	(6)	10,444
Non-cash loss on changes in the fair value of warrants	(864)	(3,045)
Other income (expense), net	(870)	5,830
Net income (loss) and comprehensive income (loss)	$(1,804)	$6,001
Basic net income (loss) per common share	$(0.02)	$0.08
Diluted net income (loss) per common share	$(0.02)	$0.07
Weighted average shares used in computing basic net income (loss) per common share	88,929	78,256
Weighted average shares used in computing diluted net income (loss) per common share	88,929	86,762

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(1,804)	$6,001
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	88	5
Non-cash gain on settlement of long-term debt	—	(1,860)
Non-cash gain on termination of royalty purchase agreement	—	(8,962)
Non-cash loss on changes in fair value of warrants	864	3,045
Stock-based compensation	326	505
Changes in operating assets and liabilities:
Receivables	738	552
Prepaid expenses and other assets	(83)	422
Accounts payable and other accrued liabilities	(775)	2,338
Deferred contract revenue	(911)	(3,750)
Net cash used in operating activities	(1,557)	(1,704)

Cash flows from investing activities:
Purchases of furniture and equipment	(2)	(180)
Net cash used in investing activities	(2)	(180)

Cash flows from financing activities:
Proceeds from issuing common stock from the exercise of stock options	—	113
Proceeds from the exercise of warrants, net of issuance costs	—	1,275
Net cash provided by financing activities	—	1,388
Net decrease in cash and cash equivalents	(1,559)	(496)
Cash and cash equivalents at beginning of period	11,798	18,102
Cash and cash equivalents at end of period	$10,239	$17,606

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any future interim periods.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The accompanying financial statements have been prepared assuming we will continue as a going concern. At March 31, 2014, we had cash of approximately $10.2 million, which we believe is sufficient to fund our planned operations into April 2015.

Our efforts since receipt of the Complete Response letter (the “CRL”) to the Probuphine New Drug Application (“NDA”) on April 30, 2013 have focused on working with Titan’s partner, Braeburn Pharmaceuticals Sprl (“Braeburn”), a team of expert clinical and regulatory advisors and the U.S. Food and Drug Administration (the “FDA”) to establish a path forward for potential resubmission of the the “NDA” with the additional information requested by the FDA.

The FDA has recently provided clear guidance on the full clinical study protocol of Probuphine®, the company’s investigational subdermal implant for the maintenance treatment of opioid dependence. The study, which was submitted for FDA review in mid-March by Braeburn, is expected to begin enrollment by mid-year 2014, and study completion is anticipated by the middle of 2015. The clinical study is a randomized, double blind, double dummy design that is expected to enroll approximately 180 patients into two parallel treatment arms. The study population will be clinically stable patients who are receiving maintenance treatment with an approved sublingual formulation containing buprenorphine at a daily dose of 8mg or less. Patients will be randomized to receive either four Probuphine implants, or to continue the daily sublingual buprenorphine therapy. The patients are expected to be treated for six months, and the primary analysis will be a non-inferiority comparison of responders in the two arms. Updates on the progress of the study will be provided periodically.

Although Braeburn is proceeding with plans for commencing the clinical study expeditiously, under our December 2012 license agreement with Braeburn, as amended (the “Agreement”), Braeburn currently has the technical right to terminate the Agreement. If Braeburn were to exercise its right to terminate the Agreement, we would not have sufficient funds available to us to complete the FDA regulatory process and, in the event of ultimate approval, commercialize Probuphine without raising additional capital. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing in such event, our business and prospects would be materially adversely impacted. Furthermore, in light of the reduced $15 million milestone payment payable to us under the Third Amendment if the FDA ultimately approves Probuphine, we may be unable to advance our current Parkinson’s disease development program to later stage clinical studies and will not be able to pursue any additional programs beyond the very initial stages without obtaining additional financing, either through the sale of debt or equity securities, a corporate partnership or otherwise. We cannot assure you that the financing we need will be available on acceptable terms.

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

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) a contractual agreement exists; (2) transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. For each source of revenue, we comply with the above revenue recognition criteria in the following manner:

•	Technology license agreements typically consist of non-refundable upfront license fees, annual minimum access fees or royalty payments. Non-refundable upfront license fees and annual minimum payments received with separable stand-alone values are recognized when the technology is transferred or accessed, provided that the technology transferred or accessed is not dependent on the outcome of our continuing research and development efforts.

•	Royalties earned are based on third-party sales of licensed products and are recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonably assured. Pursuant to certain license agreements, we earn royalties on the sale of Fanapt™ by Novartis Pharma AG in the U.S. As described in Note 6, “Commitments and Contingencies”, and Note 7, “Royalty Liability”, we are obligated to pay royalties on such sales to Sanofi-Aventis and the Deerfield Healthcare group of entities (“Deerfield”). As we have no performance obligations under the license agreements, we have recorded the royalties earned, net of royalties we are obligated to pay, as revenue in our Statement of Operations and Comprehensive Income (Loss). On March 28, 2013, we amended the agreements with Deerfield terminating our option to repurchase the royalty rights. As a result, we no longer recognize royalty income related to the Fanapt royalty payments received from Novartis unless Fanapt sales exceed certain thresholds (see Note 7, “Royalty Liability” for further discussion).

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, providing guidance on the presentation of unrecognized tax benefits in the financial statements as either a reduction to a deferred tax asset or either a liability to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of the amendments in this ASU did not have a significant impact on our financial statements.

Subsequent Events

We have evaluated events that have occurred after March 31, 2014 and through the date that the financial statements are issued.

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

As a result of the fair value adjustment of the warrant liabilities, we recorded a non-cash loss on an increase in the fair value of $0.9 million and $3.0 million for the three months ended March 31, 2014 and 2013, respectively, in our Condensed Statements of Operations and Comprehensive Income (Loss). See Note 8, “Warrant Liability” for further discussion on the calculation of the fair value of the warrant liabilities.

(in thousands)	Warrant liability
Total warrant liability at December 31, 2013	$1,817
Adjustment to record warrants at fair value	864
Total warrant liability at March 31, 2014	$2,681

2. Stock Plans

The following table summarizes the stock-based compensation expense recorded for awards under the stock option plans for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2014	2013
Research and development	$145	$304
General and administrative	181	201

Total stock-based compensation expenses	$326	$505

No tax benefit was recognized related to stock-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the stock-based compensation expense for the three month period ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Weighted-average risk-free interest rate	2.0%	0.64%
Expected dividend payments	—	—
Expected holding period (years)[1]	6.5	4.4
Weighted-average volatility factor[2]	1.66	1.83
Estimated forfeiture rates for options granted to management[3]	31%	23%
Estimated forfeiture rates for options granted to non-management[3]	31%	41%

(1)	Expected holding periods are based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla options.”
(2)	Weighted average volatility is based on the historical volatility of our common stock.
(3)	Estimated forfeiture rates are based on historical data.

Options to purchase 275,000 common shares were granted during the three month period ended March 31, 2014. No options were granted during the three month period ended March 31, 2013.

The following table summarizes option activity for the three month period ended March 31, 2014:

(in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Option Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	6,732	$1.31	5.75	$—
Granted	275	0.66
Exercised	—	—
Expired or cancelled	(60)	3.69
Forfeited	(2)	4.06

Outstanding at March 31, 2014	6,945	$1.27	5.57	$3

Exercisable at March 31, 2014	6,869	$1.27	5.52	$2

The following table summarizes restricted stock activity for the three month period ended March 31, 2014:

(in thousands, except per share amounts)	Restricted Stock	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	—	$—	—	$—
Granted	617	—
Released	(259)	—
Expired or cancelled	—	—
Forfeited	—	—

Outstanding at March 31, 2014	358	$—	9.87	$207

Exercisable at March 31, 2014	—	$—	—	$—

617,000 shares of restricted stock were awarded to employees, directors and consultants during the three month period ended March 31, 2014.

As of March 31, 2014, there was approximately $181,000 of total unrecognized compensation expense related to non-vested stock options and restricted stock. This expense is expected to be recognized over a weighted-average period of 0.9 years.

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

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
(in thousands, except per share amounts)	2014	2013
Numerator:
Net income (loss) used for basic earnings per share	$(1,804)	$6,001
Less change in fair value of warrant liability	—	—
Net (loss) income used for diluted earnings per share	$(1,804)	$6,001
Denominator:
Basic weighted-average outstanding common shares	88,929	78,256
Effect of dilutive potential common shares resulting from options	—	2,237
Effect of dilutive potential common shares resulting from warrants	—	6,269
Weighted-average shares outstanding—diluted	88,929	86,762
Net income (loss) per common share:
Basic	$(0.02)	$0.08
Diluted	$(0.02)	$0.07

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net income (loss) per common share. These are excluded from the calculation due to their anti-dilutive effect for the three months ended March 31, 2014 and 2013:

	Three months ended September 30,
(in thousands)	2014	2013
Weighted-average anti-dilutive common shares resulting from options	6,697	491
Weighted-average anti-dilutive common shares resulting from warrants	3,967	7
	10,664	498

4. Comprehensive Income (Loss)

Comprehensive income and loss for the periods presented is comprised solely of our net income and loss. We had no items of other comprehensive income (loss) during the three-month periods ended March 31, 2014 and 2013. Comprehensive loss for the three-month period ended March 31, 2014 was $1.8 million. Comprehensive income for the three-month period ended March 31, 2013 was $6.0 million.

5. Braeburn License

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

On November 12, 2013, we entered into the stock purchase agreement pursuant to which Braeburn made a $5 million equity investment in our company and the Third Amendment primarily to modify the amount and timing of the approval and sales milestone payments payable under the Agreement. Under the Third Amendment, we are entitled to receive a $15 million payment upon FDA approval of the NDA, up to $165 million in sales milestones and $35 million in regulatory milestones.  We are entitled to receive a tiered royalty in the mid-teens to low twenties on all net sales of Probuphine. In addition, we are entitled to receive a low single digit royalty on sales by Braeburn, if any, of other continuous delivery treatments for opioid dependence as defined in the Third Amendment and can elect to receive a low single digit royalty on sales by Braeburn, if any, of other products in the addiction market in exchange for a similar reduction in our royalties on Probuphine.

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

Royalty Payments

In 1997, we entered into an exclusive license agreement with Sanofi-Aventis SA (formerly Hoechst Marion Roussel, Inc.). The agreement gave us a worldwide license to the patent rights and know-how related to the antipsychotic agent Fanapt (iloperidone), including the ability to develop, use, sublicense, manufacture and sell products and processes claimed in the patent rights. Upon commercialization of the product, the license agreement provides that we will pay royalties based on net sales. Net sales of Fanapt by Novartis during the three-month periods ended March 31, 2014 and 2013 were approximately $17.3 million and $17.8 million, respectively, and we were obligated to pay royalties of approximately $2.6 million and $3.1 million to Sanofi-Aventis on March 31, 2014 and December 31, 2013, respectively, which were included in Accounts Receivable and Accounts Payable on the Condensed Balance Sheets.

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

The key assumptions used to value the Series A Warrants were as follows:

Assumption	March 31, 2014	December 31, 2013
Expected price volatility	125%	90%
Expected term (in years)	4.03	4.27
Risk-free interest rate	1.33%	1.40%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.50	$0.34

9. Stockholders’ Equity

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

Our principal asset is Probuphine®, the first slow release implant formulation of buprenorphine in development for the long term maintenance treatment of opioid dependence. It is designed to maintain a stable, around the clock blood level of the medicine in patients for six months following a single treatment. Upon completion of the Phase 3 clinical studies of Probuphine, we participated in a pre-NDA meeting with the FDA, and subsequently prepared and submitted the NDA in October 2012. On April 30, 2013, the FDA issued a CRL to our NDA stating that it cannot approve the application in its present form and outlining the FDA’s request for additional clinical data demonstrating adequate clinical benefit to patients from this treatment, data from human factors testing of the training program for insertion and removal of the implants, as well as recommendations regarding product labeling, Risk Evaluation and Mitigation Strategy (“REMS”) and non-clinical safety data.

Our efforts since receipt of the CRL have focused on working with Braeburn, a team of expert clinical and regulatory advisors and the FDA to establish a path forward for potential resubmission of the NDA with the additional information requested by the FDA. Following a meeting with the FDA on November 19, 2013 and subsequent communications, the FDA has provided clear guidance on a path forward, which along with other steps includes conducting an additional clinical study that is designed to provide a non-inferiority comparison of treatment with a dose of four Probuphine implants in stable patients undergoing maintenance treatment with 8mg or less per day of an FDA approved sublingual formulation of buprenorphine. Patient enrollment in this 180 patient clinical study is expected to begin in mid-2014 and study completion is anticipated by the middle of 2015.

Pursuant to the Agreement with Braeburn, as amended to date, we are entitled to receive a $15 million milestone payment upon FDA approval of the Probuphine NDA and royalties on net sales ranging from the mid-teens to the low twenties. The Agreement also provides for up to $165 million in sales milestones and $35 million in regulatory milestones and entitles us to low single digit royalties on sales by Braeburn, if any, of other future products in the addiction market.

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

Results of Operations for the three months Ended March 31, 2014 and March 31, 2013

License revenues of approximately $0.9 million for the three months ended March 31, 2014 reflect the amortization of the upfront license fee received from Braeburn in December 2012. We recognized no net royalty revenues during the three months ended March 31, 2014 compared to $1.4 million during the three months ended March 31, 2013 reflecting royalties paid on sales of Fanapt, all of which were paid to Deerfield in accordance with our royalty sales agreement. Beginning April 2013, we no longer recognize Fanapt royalty revenues since all of such royalties are paid to third parties. We generated no grant revenue during the three months ended March 31, 2014 and 2013.

Research and development expenses for the three month period ended March 31, 2014 were approximately $1.0 million, compared to approximately $3.9 million for the comparable period in 2013, a decrease of approximately $2.9 million, or 74%. The decrease in research and development costs was primarily associated with a decrease in external research and development expenses related to completion of the product development program and preparation and review of the NDA for our Probuphine product with the FDA. During the three month period ended March 31, 2014, external research and development expenses relating to our Probuphine product development program were approximately $0.1 million. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three month period ended March 31, 2014 were approximately $0.9 million, compared to approximately $1.1 million for the comparable period in 2013, a decrease of approximately $0.2 million, or 18%. The decrease in general and administrative expenses during the three month period ended March 31, 2014 was primarily related to decreases in legal fees of approximately $0.1 million, and other expenses of approximately $0.1 million.

Net other expense for the three month period ended March 31, 2014 was approximately $0.9 million, consisting primarily of non-cash losses on changes in the fair value of warrants. Net other income during the comparable period in 2013 was approximately $5.8 million, consisting primarily of approximately $9.0 million in other income generated by the termination of Titan’s royalty repurchase agreement with Deerfield and an approximately $1.9 million gain resulting from the settlement of indebtedness to Deerfield as a result of the exercise of all of the Deerfield Warrants, which amounts were offset in part by interest expense of approximately $1.6 million related to the Deerfield loans, non-cash losses on changes in the fair value of warrants of approximately $3.0 million and approximately $0.5 million in other expenses related to unamortized transaction fees related to the initial Deerfield debt transaction.

Our net loss for the three month period ended March 31, 2014 was approximately $1.8 million, or approximately $0.02 per share, compared to our net income of approximately $6.0 million, or approximately $0.08 per share, for the comparable period in 2013.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At March 31, 2014, we had working capital of approximately $5.4 million compared to working capital of approximately $6.0 million at December 31, 2013.

Our operating activities used approximately $1.6 million during the three-months ended March 31, 2014. This consisted primarily of the net loss for the period of approximately $1.8 million and $1.0 million related to net changes in other operating assets and liabilities. This was offset in part by, non-cash charges of approximately $0.3 million related to share-based compensation expenses, approximately $0.9 million related to non-cash losses resulting from changes in the fair value of warrants and approximately $0.1 million related to depreciation and amortization. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses. Our license agreement with Sanofi-Aventis requires us to pay royalties on future product sales.

Net cash used in investing activities of approximately $2,000 during the three months ended March 31. 2014 was primarily related to purchases of equipment.

We had no financing activities during the three months ended March 31. 2014.

In March 2011, we entered into several agreements with entities affiliated with Deerfield pursuant to which Deerfield agreed to provide $20.0 million in funding to us. Pursuant to the terms of The Facility Agreement, we issued Deerfield 8.5% promissory notes in the aggregate principal amount of $20.0 million. We paid Deerfield a facility fee of $0.5 million and issued them the Deerfield Warrants to purchase 6,000,000 shares of our common stock. Under a royalty agreement, in exchange for $3.0 million that was recorded as royalty liability, we agreed to pay Deerfield 2.5% of the aggregate royalties on net sales of Fanapt, subsequent to the funding date, constituting a portion of the royalty revenue we receive from Novartis. The agreements with Deerfield also provided us with the option to repurchase the royalty rights for $40.0 million.

In November 2011, we entered into several agreements with Deerfield pursuant to which we agreed to pay them a substantial portion of the remaining future royalties on the sales of Fanapt in exchange for $5.0 million in cash that was recorded as royalty liability, a $10.0 million reduction in the principal amount owed to Deerfield under the existing facility agreement and a revised principal repayment schedule of $2.5 million per year for four years commencing in April 2013 to retire the remaining long-term debt of $10.0 million. Deerfield is entitled to the balance of our portion of the royalties on Fanapt (5.5% to 7.5% of net sales, net of the 2.5% we previously agreed to pay to Deerfield) up to specified threshold levels of net sales of Fanapt and 40% of the royalties above the threshold level.

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

In March 2013, we amended the agreements with Deerfield terminating our option to repurchase the royalty rights. As a result, we recognized a gain on the extinguishment of the royalty liability of $9.0 million, which was recorded in other income, because we are no longer required to account for it as a liability. Additionally, we no longer recognize royalty income related to the Fanapt royalty payments received from Novartis.

In November 2013, we entered into a stock purchase agreement pursuant to which Braeburn made a $5.0 million equity investment in our company and the Third Amendment primarily to modify the amount and timing of the approval and sales milestone payments payable under the Agreement.

At March 31, 2014, we had cash of approximately $10.2 million, which we believe is sufficient to fund our planned operations into April 2015.

Although Braeburn is proceeding with plans for commencing the clinical study expeditiously, under our December 2012 license agreement with Braeburn, as amended, Braeburn currently has the technical right to terminate the Agreement. If Braeburn were to exercise its right to terminate the Agreement, we would not have sufficient funds available to us to complete the FDA regulatory process and, in the event of ultimate approval, commercialize Probuphine without raising additional capital. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing in such event, our business and prospects would be materially adversely impacted. Furthermore, in light of the reduced $15 million milestone payment payable to us under the Third Amendment if the FDA ultimately approves Probuphine, we may be unable to advance our current Parkinson’s disease development program to later stage clinical studies and will not be able to pursue any additional programs beyond the very initial stages without obtaining additional financing, either through the sale of debt or equity securities, a corporate partnership or otherwise. We cannot assure you that the financing we need will be available on acceptable terms.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 have not changed materially.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our President, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of March 31, 2014, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, Titan’s internal control over financial reporting.

PART II

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5. Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended[9]

3.2	By-laws of the Registrant[1]

3.3	Certificate of Designations of Junior Participating Preferred Stock of Titan Pharmaceuticals, Inc.[15]

4.1	Registration Rights Agreement dated as of December 17, 2007[2]

4.2	Registration Rights Agreement dated as of December 8, 2009[9]

4.3	Warrant to Purchase Common Stock dated December 23, 2009 issued to Oxford Finance Corporation[9]

4.4	Form of Warrant[13]

4.5	Registration Rights Agreement, dated as of March 15, 2011[13]

4.6	Form of Series A Warrant[18]

10.1	1998 Stock Option Plan[3]

10.2	2001 Non-Qualified Employee Stock Option Plan[4]

10.3	2002 Stock Option Plan[5]

10.4	Employment Agreement between the Registrant and Sunil Bhonsle, dated May 16, 2009, as amended by agreements dated February 17, 2010, December 30, 2011 and December 31, 2012[9,16,19]

10.5	Employment Agreement between the Registrant and Marc Rubin, dated May 16, 2009, as amended by agreements dated February 17, 2010, December 30, 2011 and December 31, 2012,9 16, 19

10.6	Lease for the Registrant’s facilities, amended as of October 1, 2004[6]

10.7	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009[9]

10.8*	License Agreement between the Registrant and Sanofi-Aventis SA effective as of December 31, 1996[7]

10.9*	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997[8]

10.10	Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated December 18, 2009[9]

10.11	Stock Purchase Agreement between the Registrant and certain investors dated December 8, 2009[9]

10.12	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Marc Rubin[10]

No.	Description

10.13	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Sunil Bhonsle[10]

10.14	Amendment to lease for Registrant’s facilities dated June 15, 2010[11]

10.15	Amended and Restated Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated September 27, 2010[12]

10.16	Facility Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[13]

10.17	Security Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[13]

10.18	Royalty Purchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.19	Amended and Restated Royalty Agreement, dated November 14, 2011 by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.20	Amended and Restated Royalty Repurchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., and Horizon Sante TTNP SARL[14]

10.21	Cash Management Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.22	Paying Agent Agreement, dated November 14, 2011, by and among the Company, Deerfield Management Company, L.P. and U.S. Bank National Association[14]

10.23	Agreement, dated as of November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[14]

10.24	Form of Subscription Agreement dated April 9, 2012[18]

10.25*	License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl, dated December 14, 2012[20]

10.26	Amendment dated May 28, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [21]

10.27	Second Amendment dated July 2, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [22]

10.28	Third Amendment dated November 12, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [23]

10.29	Stock Purchase Agreement dated November 12, 2013 by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [23]

10.30	2014 Incentive Plan[24]

14.1	Code of Business Conduct and Ethics [25]

23.1	Consent of OUM & Co., LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 33-99386).
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 27, 2007.
(3)	Incorporated by reference from the Registrant’s definitive Proxy Statement filed on July 28, 2000.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.
(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-42367).
(9)	Incorporated by reference from the Registrant’s Registration Statement on Form 10.
(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(12)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 18, 2011.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2011.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 21, 2011.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 4, 2012.
(17)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 10, 2013.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 2, 2013.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on February 28, 2013.
(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 29, 2013.
(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 5, 2013.
(23)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated November 13, 2013.
(24)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.
(25)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.
*	Confidential treatment has been granted with respect to portions of this exhibit.
**	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: May 14, 2014	By:	/s/ Sunil Bhonsle
	Name:	Sunil Bhonsle
	Title:	President (Principal Executive and Principal Financial Officer)

