Form 10-Q
period 2014-06-30
TITAN PHARMACEUTICALS INC
filed 2014-08-13
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014.

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

There were 88,997,533 shares of the Registrant’s Common Stock issued and outstanding on August 8, 2014.

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2014	December 31, 2013
	(unaudited)	(Note 1)
Assets
Current assets:
Cash	$8,853	$11,798
Receivables	3,743	4,818
Prepaid expenses and other current assets	216	204
Total current assets	12,812	16,820
Property and equipment, net	1,437	1,603
Total assets	$14,249	$18,423
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,832	$5,118
Accrued clinical trials expenses	131	118
Other accrued liabilities	364	293
Deferred contract revenue	3,494	5,317
Total current liabilities	7,821	10,846
Warrant liabilities	2,965	1,817
Total liabilities	10,786	12,663
Commitments and contingencies
Stockholders’ equity:
Common stock, at amounts paid-in	284,448	284,485
Additional paid-in capital	22,078	21,692
Accumulated deficit	(303,063)	(300,417)
Total stockholders’ equity	3,463	5,760
Total liabilities and stockholders’ equity	$14,249	$18,423

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amount)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
License revenue	$911	$2,198	$1,823	$5,948
Royalty revenue	—	—	—	1,424
Total revenue	911	2,198	1,823	7,372
Operating expenses:
Research and development	748	1,789	1,698	5,701
General and administrative	713	701	1,609	1,792
Total operating expenses	1,461	2,490	3,307	7,493
Loss from operations	(550)	(292)	(1,484)	(121)
Other income (expense):
Interest expense, net	—	—	—	(1,569)
Other income (expense), net	(8)	(6)	(14)	10,438
Non-cash gain (loss) on changes in the fair value of warrants	(284)	5,362	(1,148)	2,317
Other income (expense), net	(292)	5,356	(1,162)	11,186
Net income (loss) and comprehensive income (loss)	$(842)	$5,064	$(2,646)	$11,065
Basic net income (loss) per common share	$(0.01)	$0.06	$(0.03)	$0.14
Diluted net income (loss) per common share	$(0.01)	$0.00	$(0.03)	$0.10
Weighted average shares used in computing basic net income (loss) per common share	88,998	82,527	88,964	80,403
Weighted average shares used in computing diluted net income (loss) per common share	88,998	82,559	88,964	86,271

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(2,646)	$11,065
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	176	12
Non-cash gain on settlement of long-term debt	—	(1,860)
Non-cash gain on termination of royalty purchase agreement	—	(8,962)
Non-cash (gain) loss on changes in fair value of warrants	1,148	(2,317)
Stock-based compensation	386	635
Changes in operating assets and liabilities:
Receivables	1,075	795
Prepaid expenses and other assets	(12)	484
Accounts payable and other accrued liabilities	(1,202)	580
Deferred contract revenue	(1,823)	(5,948)
Net cash used in operating activities	(2,898)	(5,516)
Cash flows from investing activities:
Purchases of furniture and equipment	(10)	(298)
Net cash used in investing activities	(10)	(298)
Cash flows from financing activities:
Proceeds from issuing common stock from the exercise of stock options	—	113
Proceeds from the exercise of warrants, net of issuance costs	—	1,275
Issuance of common stock from the vesting of restricted shares	(37)	—
Payments on long-term debt	—	(2,500)
Net cash used in financing activities	(37)	(1,112)
Net decrease in cash and cash equivalents	(2,945)	(6,926)
Cash and cash equivalents at beginning of period	11,798	18,102
Cash and cash equivalents at end of period	$8,853	$11,176

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Summary of Significant Accounting Policies

The Company

We are a specialty pharmaceutical company developing proprietary therapeutics for the treatment of serious medical disorders. Our product development programs utilize our proprietary long-term drug delivery platform, ProNeura®, and focus primarily on innovative treatments for chronic conditions with significant unmet medical needs and meaningful commercial potential. We are directly developing our product candidates and also utilize corporate, academic and government partnerships as appropriate. We operate in only one business segment, the development of pharmaceutical products.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any future interim periods.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern. At June 30, 2014, we had cash of approximately $8.9 million, which we believe is sufficient to fund our planned operations into June 2015.

In the last several months our discussions with the FDA have focused on finalizing the clinical study design that will provide key information necessary to address the Complete Response Letter (“CRL”) issued by the FDA in April 2013, and having recently reached agreement with the FDA, the Phase 3 clinical study of Probuphine began patient enrollment in July 2014, and study completion is anticipated by the middle of 2015. The clinical study is a randomized, double blind, double dummy design that is expected to enroll approximately 180 patients into two parallel treatment arms. This study is funded primarily by Braeburn Pharmaceuticals Sprl (“Braeburn”) and Titan personnel provide ongoing support for the conduct of the study.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and have not yet determined the method by which we will adopt the standard.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The standard provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service condition is a performance condition. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost for such award would be recognized over the required service period, if it is probably that the performance condition will be achieved. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date. Companies also have the option to apply the amendments on a modified retrospective basis for performance targets outstanding on or after the beginning of the first annual period presented as of the adoption date. We are currently evaluating the impact of our pending adoption of ASU 2014-12 on our financial statements and the method by which we will adopt the standard.

Subsequent Events

We have evaluated events that have occurred after June 30, 2014 and through the date that the financial statements are issued.

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

As a result of the fair value adjustment of the warrant liabilities, we recorded a non-cash loss on an increase in the fair value of $0.3 million and $1.1 million for the three and six months ended June 30, 2014, respectively, in our Condensed Statements of Operations and Comprehensive Income (Loss). See Note 8, “Warrant Liability” for further discussion on the calculation of the fair value of the warrant liabilities.

(in thousands)	Warrant Liability
Total warrant liability at December 31, 2013	$1,817
Adjustment to record warrants at fair value	1,148
Total warrant liability at June 30, 2014	$2,965

2. Stock Plans

The following table summarizes the stock-based compensation expense recorded for awards under the stock option plans for the three and six month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Research and development	$28	$52	$173	$356
General and administrative	32	78	213	279
Total stock-based compensation expenses	$60	$130	$386	$635

No tax benefit was recognized related to stock-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the stock-based compensation expense for the three and six month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted-average risk-free interest rate	1.7%	1.0%	2.0%	0.8%
Expected dividend payments	—	—	—	—
Expected holding period (years)[1]	4.2	3.9	6.5	4.2
Weighted-average volatility factor[2]	1.67	1.56	1.66	1.70
Estimated forfeiture rates[3]	31%	32%	31%	32%

(1)	Expected holding periods are based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla options.”
(2)	Weighted average volatility is based on the historical volatility of our common stock.
(3)	Estimated forfeiture rates are based on historical data.

No options were granted during the three month periods ended June 30, 2014 and 2013.

The following table summarizes option activity for the six month period ended June 30, 2014:

(in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Option Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	6,732	$1.31	5.75	$—
Granted	275	0.66
Exercised	—	—
Expired or cancelled	(310)	2.05
Forfeited	(27)	1.66
Outstanding at June 30, 2014	6,670	$1.25	5.53	$37
Exercisable at June 30, 2014	6,595	$1.26	5.48	$28

The following table summarizes restricted stock activity for the six month period ended June 30, 2014:

(in thousands, except per share amounts)	Restricted Stock	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	—	$—	—	$—
Granted	617	—
Released	(259)	—
Expired or cancelled	—	—
Forfeited	—	—

Outstanding at June 30, 2014	358	$—	9.62	$281

Exercisable at June 30, 2014	—	$—	—	$—

No shares of restricted stock were awarded to employees, directors and consultants during the three month periods ended June 30, 2014 and 2013.

As of June 30, 2014, there was approximately $141,000 of total unrecognized compensation expense related to non-vested options and restricted stock. This expense is expected to be recognized over a weighted-average period of 0.6 years.

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

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Numerator:
Net income (loss) used for basic earnings per share	$(842)	$5,064	$(2,646)	$11,065
Less change in fair value of warrant liability	—	5,362	—	2,317
Net (loss) income used for diluted earnings per share	$(842)	$(298)	$(2,646)	$8,748
Denominator:
Basic weighted-average outstanding common shares	88,998	82,527	88,964	80,403
Effect of dilutive potential common shares resulting from options	—	—	—	1,226
Effect of dilutive potential common shares resulting from warrants	—	32	—	4,642
Weighted-average shares outstanding—diluted	88,998	82,559	88,964	86,271
Net income (loss) per common share:
Basic	$(0.01)	$0.06	$(0.03)	$0.14
Diluted	$(0.01)	$0.00	$(0.03)	$0.10

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net income (loss) per common share. These are excluded from the calculation due to their anti-dilutive effect for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Weighted-average anti-dilutive common shares resulting from options	6,485	3,302	7,077	1,175
Weighted-average anti-dilutive common shares resulting from warrants	4,110	1,334	3,967	23
	10,595	4,636	11,044	1,198

4. Comprehensive Income (Loss)

Comprehensive income and loss for the periods presented is comprised solely of our net income and loss. We had no items of other comprehensive income (loss) during the three and six-month periods ended June 30, 2014 and 2013. Comprehensive loss for the three and six-month periods ended June 30, 2014 was $0.8 million and $2.6 million, respectively. Comprehensive income for the three and six-month periods ended June 30, 2013 was $5.1 million and $11.1 million, respectively.

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

In 1997, we entered into an exclusive license agreement with Sanofi-Aventis SA (formerly Hoechst Marion Roussel, Inc.). The agreement gave us a worldwide license to the patent rights and know-how related to the antipsychotic agent Fanapt (iloperidone), including the ability to develop, use, sublicense, manufacture and sell products and processes claimed in the patent rights. Upon commercialization of the product, the license agreement provides that we will pay royalties based on net sales. Net sales of Fanapt by Novartis during the three-month periods ended June 30, 2014 and 2013 were approximately $15.7 million and $16.7 million, respectively, and we were obligated to pay royalties of approximately $2.4 million and $3.1 million to Sanofi-Aventis on June 30, 2014 and December 31, 2013, respectively, which were included in Accounts Receivable and Accounts Payable on the Condensed Balance Sheets.

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

On February 6, 2013, the Facility Agreement was amended to provide that the exercise price of the Deerfield Warrants could be satisfied through a reduction in the principal amount of our outstanding indebtedness to Deerfield. In February and March 2013, Deerfield exercised all of the Deerfield Warrants resulting in a $7.5 million reduction in the amount owed to Deerfield. See Note 6, “Commitments and Contingencies” for further discussion.

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

The key assumptions used to value the Series A Warrants were as follows:

Assumption	June 30, 2014	December 31, 2013
Expected price volatility	115%	90%
Expected term (in years)	3.78	4.27
Risk-free interest rate	1.17%	1.40%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.55	$0.34

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

Overview

We are a specialty pharmaceutical company developing proprietary therapeutics for the treatment of serious medical disorders. Our product development programs utilize our proprietary long-term drug delivery platform, ProNeura®, and focus primarily on innovative treatments for chronic conditions with significant unmet medical needs and meaningful commercial potential. We are directly developing our product candidates and also utilize corporate, academic and government partnerships as appropriate to help fund product development.

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

Our efforts since receipt of the CRL have focused on working with Braeburn, a team of expert clinical and regulatory advisors and the FDA to establish a path forward for potential resubmission of the NDA with the additional information requested by the FDA. Following a meeting with the FDA on November 19, 2013 and subsequent communications, the FDA has provided clear guidance on a path forward, which along with other steps includes conducting an additional clinical study. This study is a randomized, double blind, double dummy design that is expected to enroll approximately 180 patients into two parallel treatment arms. The study population is clinically stable patients who are receiving maintenance treatment with an approved sublingual formulation containing buprenorphine at a daily dose of 8mg or less. Patients will be randomized to receive either four Probuphine implants, or to continue the daily sublingual buprenorphine therapy. The patients are expected to be treated for six months, and the primary analysis will be a non-inferiority comparison of responders in the two arms. Patient enrollment in this 180 patient clinical study began in July 2014 and study completion is anticipated by the middle of 2015 followed by resubmission of the NDA later in the year. Updates on the progress of the study will be provided periodically.

Pursuant to the Agreement with Braeburn, as amended to date, we are entitled to receive a $15 million milestone payment upon FDA approval of the Probuphine NDA and royalties on net sales of Probuphine ranging from the mid-teens to the low twenties. The Agreement also provides for up to $165 million in sales milestones and $35 million in regulatory milestones and entitles us to low single digit royalties on sales by Braeburn, if any, of other future products in the addiction market.

Probuphine is the first product to utilize ProNeura™, our novel, proprietary, continuous drug delivery technology. Our ProNeura technology has the potential to be used in developing products for the treatment of other chronic conditions, such as Parkinson’s disease (PD), where maintaining stable, around the clock blood levels of a dopamine agonist may benefit the patient and improve medical outcomes. We have commenced initial work on an implant formulation with ropinirole, a dopamine agonist approved for the treatment of PD. We are also currently evaluating drugs and disease settings for opportunities to develop this drug delivery technology for other potential treatment applications in situations where conventional treatment is limited by variability in blood drug levels and poor patient compliance. We do not currently have the financial resources to pursue these research and development programs beyond an initial stage and are dependent on our ability to secure the requisite financing, either through payments from Braeburn under the Agreement in the event the Probuphine NDA is ultimately approved or through other arrangements.

We operate in only one business segment, the development of pharmaceutical products.

Recent Accounting Pronouncements

See Note 1 to the accompanying unaudited condensed financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations for the Three and Six Months Ended June 30, 2014 and June 30, 2013

License revenues of approximately $0.9 million and $1.8 million for the three and six month periods ended June 30, 2014, respectively, and approximately $2.2 million and $5.9 million for the three and six month periods ended June 30, 2013, respectively, reflect the amortization of the upfront license fee received from Braeburn in December 2012. We recognized no net royalty revenues during the three and six month periods ended June 30, 2014 compared to $1.4 million during the six months ended June 30, 2013 reflecting royalties paid on sales of Fanapt, all of which were paid to Deerfield in accordance with our royalty sales agreement. Beginning April 2013, we no longer recognize Fanapt royalty revenues since all of such royalties are paid to third parties.

Research and development expenses for the three month period ended June 30, 2014 were approximately $0.7 million, compared to approximately $1.8 million for the comparable period in 2013, a decrease of approximately $1.1 million, or 61%. Research and development expenses for the six month period ended June 30, 2014 were approximately $1.7 million, compared to approximately $5.7 million for the comparable period in 2013, a decrease of approximately $4.0 million, or 70%. The decrease in research and development costs was primarily associated with a decrease in external research and development expenses related to completion of the product development program and preparation and review of the NDA for our Probuphine product with the FDA. During the three and six month periods ended June 30, 2014, external research and development expenses relating to our Probuphine product development program were approximately $36,000 and $146,000, respectively. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three month periods ended June 30, 2014 and 2013 were approximately $0.7 million. General and administrative expenses for the six month period ended June 30, 2014 were approximately $1.6 million, compared to approximately $1.8 million for the comparable period in 2013, a decrease of approximately $0.2 million, or 11%. The decrease in general and administrative expenses during the six month period ended June 30, 2014 was primarily related to decreases in non-cash stock compensation and employee related costs of approximately $53,000 and legal fees of approximately $0.2 million. This was offset in part by increases in depreciation of approximately $58,000.

Net other expense for the three month period ended June 30, 2014 was approximately $0.3 million which was primarily related to non-cash losses on changes in the fair value of warrants compared to net other income of approximately $5.4 million in the comparable period in 2013 which was primarily related to non-cash gains on changes in the fair value of warrants. Net other expense for the six month period ended June 30, 2014 was approximately $1.2 million which was primarily related to non-cash losses on changes in the fair value of warrants. Net other income during the comparable period in 2013 was approximately $11.2 million, consisting primarily of approximately $9.0 million in other income generated by the termination of Titan’s royalty repurchase agreement with Deerfield, an approximately $1.9 million gain resulting from the settlement of indebtedness to Deerfield as a result of the exercise of all of the Deerfield Warrants and non-cash gains on changes in the fair value of warrants of approximately $2.3 million, which amounts were offset in part by interest expense of approximately $1.6 million related to the Deerfield loans and approximately $0.5 million in other expenses related to unamortized transaction fees related to the initial Deerfield debt transaction.

Our net loss for the three month period ended June 30, 2014 was approximately $0.8 million, or approximately $0.01 per share, compared to our net income of approximately $5.1 million, or approximately $0.06 per share, for the comparable period in 2013. Our net loss for the six month period ended June 30, 2014 was approximately $2.6 million, or approximately $0.03 per share, compared to our net income of approximately $11.1 million, or approximately $0.14 per share, for the comparable period in 2013.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At June 30, 2014, we had working capital of approximately $5.0 million compared to working capital of approximately $6.0 million at December 31, 2013.

Our operating activities used approximately $2.9 million during the six-months ended June 30, 2014. This consisted primarily of the net loss for the period of approximately $2.6 million and $2.0 million related to net changes in other operating assets and liabilities. This was offset in part by, non-cash charges of approximately $0.4 million related to share-based compensation expenses, approximately $1.1 million related to non-cash losses resulting from changes in the fair value of warrants and approximately $0.2 million related to depreciation and amortization. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses. Our license agreement with Sanofi-Aventis requires us to pay royalties on future product sales.

Net cash used in investing activities of approximately $10,000 during the six-months ended June 30, 2014 was primarily related to purchases of equipment.

Net cash used in financing activities of approximately $37,000 during the six-months ended June 30, 2014 was primarily related to the issuance of restricted stock.

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

In November 2013, we entered into (i) a stock purchase agreement pursuant to which Braeburn made a $5.0 million equity investment in our company and (ii) the Third Amendment primarily to modify the amount and timing of the approval and sales milestone payments payable under the Agreement.

At June 30, 2014, we had cash of approximately $8.9 million, which we believe is sufficient to fund our planned operations into June 2015.

Although Braeburn has commenced the clinical study and is proceeding with plans for completing the clinical study expeditiously, under our December 2012 license agreement with Braeburn, as amended, Braeburn currently has the technical right to terminate the Agreement. If Braeburn were to exercise its right to terminate the Agreement, we would not have sufficient funds available to us to complete the FDA regulatory process and, in the event of ultimate approval, commercialize Probuphine without raising additional capital. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing in such event, our business and prospects would be materially adversely impacted. Furthermore, in light of the reduced $15 million milestone payment payable to us under the Third Amendment if the FDA ultimately approves Probuphine, we may be unable to advance our current Parkinson’s disease development program to later stage clinical studies and will not be able to pursue any additional programs beyond the very initial stages without obtaining additional financing, either through the sale of debt or equity securities, a corporate partnership or otherwise. We cannot assure you that the financing we need will be available on acceptable terms.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 have not changed materially.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our President, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of June 30, 2014, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, Titan’s internal control over financial reporting.

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

TITAN PHARMACEUTICALS, INC.

Dated: August 13, 2014	By:	/s/ SUNIL BHONSLE
	Name:	Sunil Bhonsle
	Title:	President (Principal Executive and Principal Financial Officer)

