Form 10-Q
period 2014-09-30
TITAN PHARMACEUTICALS INC
filed 2014-11-13
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014.

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

There were 109,997,533 shares of the Registrant’s Common Stock issued and outstanding on November 7, 2014.

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2014	December 31, 2013
	(unaudited)	(Note 1)
Assets
Current assets:
Cash	$7,450	$11,798
Receivables	4,143	4,818
Prepaid expenses and other current assets	266	204
Total current assets	11,859	16,820
Property and equipment, net	1,357	1,603
Total assets	$13,216	$18,423
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,362	$5,118
Accrued clinical trials expenses	173	118
Other accrued liabilities	343	293
Deferred contract revenue	2,583	5,317
Total current liabilities	7,461	10,846
Warrant liabilities	1,504	1,817
Total liabilities	8,965	12,663
Commitments and contingencies
Stockholders’ equity:
Common stock, at amounts paid-in	284,449	284,485
Additional paid-in capital	22,149	21,692
Accumulated deficit	(302,347)	(300,417)
Total stockholders’ equity	4,251	5,760
Total liabilities and stockholders’ equity	$13,216	$18,423

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amount)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
License revenue	$911	$2,198	$2,734	$8,146
Royalty revenue	—	—	—	1,424
Total revenue	911	2,198	2,734	9,570
Operating expenses:
Research and development	782	1,679	2,480	7,380
General and administrative	867	647	2,476	2,439
Total operating expenses	1,649	2,326	4,956	9,819
Loss from operations	(738)	(128)	(2,222)	(249)
Other income (expense):
Interest expense, net	—	—	—	(1,568)
Other income (expense), net	(7)	(7)	(21)	10,431
Non-cash gain (loss) on changes in the fair value of warrants	1,461	(1,010)	313	1,306
Other income (expense), net	1,454	(1,017)	292	10,169
Net income (loss) and comprehensive income (loss)	$716	$(1,145)	$(1,930)	$9,920
Basic net income (loss) per common share	$0.01	$(0.01)	$(0.02)	$0.12
Diluted net income (loss) per common share	$(0.01)	$(0.00)	$(0.03)	$0.11
Weighted average shares used in computing basic net income (loss) per common share	88,998	82,544	88,975	81,125
Weighted average shares used in computing diluted net income (loss) per common share	89,368	82,544	89,284	81,832

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(1,930)	$9,920
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	265	19
Non-cash gain on settlement of long-term debt	—	(1,860)
Non-cash gain on termination of royalty purchase agreement	—	(8,962)
Non-cash gain on changes in fair value of warrants	(313)	(1,306)
Stock-based compensation	457	656
Changes in operating assets and liabilities:
Receivables	675	56
Prepaid expenses and other assets	(63)	425
Accounts payable and other accrued liabilities	(650)	1,504
Deferred contract revenue	(2,734)	(8,147)
Net cash used in operating activities	(4,293)	(7,695)
Cash flows from investing activities:
Purchases of furniture and equipment	(18)	(297)
Net cash used in investing activities	(18)	(297)
Cash flows from financing activities:
Proceeds from issuing common stock from the exercise of stock options	—	113
Proceeds from the exercise of warrants, net of issuance costs	—	1,275
Issuance of common stock from the vesting of restricted shares	(37)	—
Payments on long-term debt	—	(2,500)
Net cash used in financing activities	(37)	(1,112)
Net decrease in cash	(4,348)	(9,104)
Cash at beginning of period	11,798	18,102
Cash at end of period	$7,450	$8,998

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Summary of Significant Accounting Policies

The Company

We are a specialty pharmaceutical company developing proprietary therapeutics for the treatment of serious medical disorders. Our product development programs utilize our proprietary long-term drug delivery platform, ProNeura®, and focus primarily on innovative treatments for select chronic conditions for which steady state delivery of a drug provides an efficacy or safety benefit. We are directly developing our product candidates and also utilize corporate, academic and government partnerships as appropriate. We operate in only one business segment, the development of pharmaceutical products.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any future interim periods.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern. At September 30, 2014, we had cash of approximately $7.5 million. On October 8, 2014, we completed a financing transaction with net proceeds of approximately $9.6 million, and these funds, together with the cash on hand at September 30, 2014, are sufficient to support our planned operations into the fourth quarter of 2016.

In the last several months our activities have focused on the Phase 3 clinical study of Probuphine which began patient enrollment in July 2014, and is expected to be fully enrolled before the end of this year with study completion anticipated by the middle of 2015. The clinical study is a randomized, double blind, double dummy design that is expected to enroll approximately 180 patients into two parallel treatment arms and is expected to provide key information necessary to address the Complete Response Letter (“CRL”) issued by the U.S. Food and Drug Administration (“FDA”) in April 2013. Resubmission of the New Drug Application (NDA) is expected in 2015 following completion of this study, with potential approval of Probuphine by the FDA in the first half of 2016. This study and subsequent NDA resubmission is funded primarily by Braeburn Pharmaceuticals Sprl (“Braeburn”) and Titan personnel will provide ongoing support for the conduct of the study as well as preparation of the NDA. We have also commenced development activities relating to a ProNeura technology platform based implant utilizing the compound ropinirole for the treatment of Parkinson’s disease. Our goal is to complete non-clinical studies with the ropinirole implant in support of filing an Investigational New Drug (IND) application with the FDA which should enable us to commence a ‘proof of concept’ clinical study in 2016 following potential approval of Probuphine.

Revenue Recognition

We generate revenue principally from collaborative research and development arrangements, technology licenses, royalties and government grants. Consideration received for revenue arrangements with multiple components is allocated among the separate units of accounting based on their respective selling prices. The selling price for each unit is based on vendor-specific objective evidence, or VSOE, if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. The applicable revenue recognition criteria are then applied to each of the units.

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

In August 2014, the FASB issued ASU No. 2014-15 (Subtopic 205-40) — Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) which provides guidance about management’s responsibility to evaluate whether or not there is substantial doubt about the Company’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early application is permitted. We are currently evaluating the impact of our pending adoption of ASU 2014-15 on our financial statements and the method by which we will adopt the standard.

Subsequent Events

We have evaluated events that have occurred after September 30, 2014 and through the date that the financial statements are issued.

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

As a result of the fair value adjustment of the warrant liabilities, we recorded a non-cash gain on a decrease in the fair value of $1.5 million and $0.3 million for the three and nine months ended September 30, 2014, respectively, in our Condensed Statements of Operations and Comprehensive Income (Loss). See Note 8, “Warrant Liability” for further discussion on the calculation of the fair value of the warrant liabilities.

(in thousands)	Warrant Liability
Total warrant liability at December 31, 2013	$1,817
Adjustment to record warrants at fair value	(313)
Total warrant liability at September 30, 2014	$1,504

2. Stock Plans

The following table summarizes the stock-based compensation expense recorded for awards under the stock option plans for the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Research and development	$33	$11	$206	$367
General and administrative	38	10	251	289
Total stock-based compensation expenses	$71	$21	$457	$656

No tax benefit was recognized related to stock-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the stock-based compensation expense for the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted-average risk-free interest rate	1.7%	0.9%	2.0%	0.9%
Expected dividend payments	—	—	—	—
Expected holding period (years) [1]	4.21	3.8	6.5	4.0
Weighted-average volatility factor [2]	1.66	1.05	1.66	1.48
Estimated forfeiture rates [3]	31%	32%	31%	32%

(1)	Expected holding periods are based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla options.”
(2)	Weighted average volatility is based on the historical volatility of our common stock.
(3)	Estimated forfeiture rates are based on historical data.

No options were granted during the three month periods ended September 30, 2014 and 2013.

The following table summarizes option activity for the nine month period ended September 30, 2014:

(in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Option Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	6,732	$1.31	5.75	$—
Granted	275	0.66
Exercised	—	—
Expired or cancelled	(410)	2.12
Forfeited	(27)	1.66
Outstanding at September 30, 2014	6,570	$1.23	5.36	$—
Exercisable at September 30, 2014	6,495	$1.24	5.31	$—

The following table summarizes restricted stock activity for the nine month period ended September 30, 2014:

(in thousands, except per share amounts)	Restricted Stock	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	—	$—	—	$—
Granted	617	—
Released	(259)	—
Expired or cancelled	—	—
Forfeited	—	—

Outstanding at September 30, 2014	358	$—	9.37	$199

Exercisable at September 30, 2014	—	$—	—	$—

No shares of restricted stock were awarded to employees, directors and consultants during the three month periods ended September 30, 2014 and 2013.

As of September 30, 2014, there was approximately $92,000 of total unrecognized compensation expense related to non-vested options and restricted stock. This expense is expected to be recognized over a weighted-average period of 0.4 years.

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

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Numerator:
Net income (loss) used for basic earnings per share	$716	$(1,145)	$(1,930)	$9,920
Less change in fair value of warrant liability	1,461	(1,010)	313	1,306
Net (loss) income used for diluted earnings per share	$(745)	$(135)	$(2,243)	$8,614
Denominator:
Basic weighted-average outstanding common shares	88,998	82,544	88,975	81,125
Effect of dilutive potential common shares resulting from options	370	—	309	624
Effect of dilutive potential common shares resulting from warrants	—	—	—	83
Weighted-average shares outstanding—diluted	89,368	82,544	89,284	81,832
Net income (loss) per common share:
Basic	$0.01	$(0.01)	$(0.02)	$0.12
Diluted	$(0.01)	$(0.00)	$(0.03)	$0.11

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net income (loss) per common share. These are excluded from the calculation due to their anti-dilutive effect for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Weighted-average anti-dilutive common shares resulting from options	6,362	6,767	6,514	2,141
Weighted-average anti-dilutive common shares resulting from warrants	3,694	5,016	3,828	234
	10,056	11,783	10,342	2,375

4. Comprehensive Income (Loss)

Comprehensive income and loss for the periods presented is comprised solely of our net income and loss. We had no items of other comprehensive income (loss) during the three and nine-month periods ended September 30, 2014 and 2013. Comprehensive income for the three-month period ended September 30, 2014 was $0.7 million and comprehensive loss for the nine-month period ended September 30, 2014 was $1.9 million. Comprehensive loss for the three-month period ended September 30, 2013 was $1.1 million and comprehensive income for the nine-month period ended September 30, 2013 was $9.9 million.

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

In 1997, we entered into an exclusive license agreement with Sanofi-Aventis SA (formerly Hoechst Marion Roussel, Inc.). The agreement gave us a worldwide license to the patent rights and know-how related to the antipsychotic agent Fanapt (iloperidone), including the ability to develop, use, sublicense, manufacture and sell products and processes claimed in the patent rights. Upon commercialization of the product, the license agreement provides that we will pay royalties based on net sales. Net sales of Fanapt by Novartis during the three-month periods ended September 30, 2014 and 2013 were approximately $17.2 million and $20.0 million, respectively, and we were obligated to pay royalties of approximately $2.6 million and $3.1 million to Sanofi-Aventis on September 30, 2014 and December 31, 2013, respectively, which were included in Receivables and Accounts Payable on the Condensed Balance Sheets.

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

The key assumptions used to value the Series A Warrants were as follows:

Assumption	September 30, 2014	December 31, 2013
Expected price volatility	115%	90%
Expected term (in years)	3.53	4.27
Risk-free interest rate	1.26%	1.40%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.28	$0.34

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

10. Subsequent Events

On October 8, 2014, we completed an underwritten public offering of 21,000,000 units at an offering price of $0.50 per unit, with each unit consisting of one share of common stock and 0.75 of a warrant, each full warrant to purchase one share of common stock at an exercise price of $0.60 per share. Net proceeds were approximately $9.6 million after deducting underwriting discounts, commissions and other related expenses.

Proceeds from this offering will be used to support ongoing Probuphine® development and ex-U.S. partnering efforts, for pre-clinical development of other ProNeura technology-based products, including for the treatment of Parkinson’s disease, and for working capital and other general corporate purposes.

The warrants will be exercisable beginning on the later of (i) one year and one day from the date of issuance and (ii) the date our stockholders approve either an increase in the number of our authorized shares of common stock or a reverse stock split, in either case in an amount sufficient to permit the exercise in full of the warrants, and will expire on the fifth anniversary of the date they first become exercisable.

As a result of anti-dilution provisions contained in the outstanding Series A warrants, the exercise price of such warrants was reduced from $1.15 to $0.89 per share.

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

Overview

We are a specialty pharmaceutical company developing proprietary therapeutics for the treatment of serious medical disorders. Our product development programs utilize our proprietary long-term drug delivery platform, ProNeura®, and focus primarily on innovative treatments for select chronic conditions for which steady state delivery of a drug provides an efficacy or safety benefit.

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

Following a meeting with the FDA in November 2013 and subsequent communications, the FDA provided clear guidance on a path forward, which along with other steps included conducting an additional clinical study. This study, which is being funded and managed by Braeburn, is a randomized, double blind, double dummy design that is expected to enroll approximately 180 patients into two parallel treatment arms. The study population is clinically stable patients who are receiving maintenance treatment with an approved sublingual formulation containing buprenorphine at a daily dose of 8mg or less. Patients will be randomized to receive either four Probuphine implants, or to continue the daily sublingual buprenorphine therapy. The patients are expected to be treated for six months, and the primary analysis will be a non-inferiority comparison of responders in the two arms. Patient enrollment in this 180 patient clinical study began in July 2014 and full patient enrollment is expected before the end of 2014, with study completion by the middle of 2015, followed by resubmission of the NDA later in the year. Probuphine development continues under Priority Review at the FDA and we could expect a PDUFA date for completion of the FDA review of the NDA in the first half of 2016.

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

Probuphine is the first product to utilize ProNeura™, our novel, proprietary, continuous drug delivery technology. Our ProNeura technology has the potential to be used in developing products for the treatment of other chronic conditions, such as Parkinson’s disease (PD), where maintaining stable, around the clock blood levels of a dopamine agonist may benefit the patient and improve medical outcomes. We have commenced initial work on an implant formulation with ropinirole, a dopamine agonist approved for the treatment of PD. We are now optimizing the implant formulation, and having completed the recent financing we expect to proceed with the non-clinical studies of the ropinirole implant in support of filing an Investigational New Drug (IND) application with the FDA which should enable us to commence a ‘proof of concept’ clinical study in 2016 following potential approval of Probuphine.

We are also currently evaluating drugs and disease settings for opportunities to develop this drug delivery technology for other potential treatment applications in situations where conventional treatment is limited by variability in blood drug levels and poor patient compliance. We currently have very limited financial resources to pursue these additional research and development programs beyond an initial stage and are dependent on our ability to secure the requisite financing, either through payments from Braeburn under the Agreement in the event the Probuphine NDA is ultimately approved or through other arrangements.

We operate in only one business segment, the development of pharmaceutical products.

Recent Accounting Pronouncements

See Note 1 to the accompanying unaudited condensed financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations for the Three and Nine Months Ended September 30, 2014 and September 30, 2013

License revenues of approximately $0.9 million and $2.7 million for the three and nine month periods ended September 30, 2014, respectively, and approximately $2.2 million and $8.1 million for the three and nine month periods ended September 30, 2013, respectively, reflect the amortization of the upfront license fee received from Braeburn in December 2012. We recognized no net royalty revenues during the three and nine month periods ended September 30, 2014 compared to $1.4 million during the nine months ended September 30, 2013 reflecting royalties paid on sales of Fanapt, all of which were paid to Deerfield in accordance with our royalty sales agreement. Beginning April 2013, we no longer recognize Fanapt royalty revenues since all of such royalties are paid to third parties.

Research and development expenses for the three month period ended September 30, 2014 were approximately $0.8 million, compared to approximately $1.7 million for the comparable period in 2013, a decrease of approximately $0.9 million, or 53%. Research and development expenses for the nine month period ended September 30, 2014 were approximately $2.5 million, compared to approximately $7.4 million for the comparable period in 2013, a decrease of approximately $4.9 million, or 70%. The decrease in research and development costs was primarily associated with a decrease in external research and development expenses related to the completion of the Probuphine product development program and preparation and review of the NDA submission with the FDA. During the nine months ended September 30, 2014, external research and development expenses relating to our Probuphine product development program were approximately $116,000. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three month period ended September 30, 2014 were approximately $0.9 million, compared to approximately $0.6 million for the comparable period in 2013, an increase of approximately $0.3 million, or 50%. General and administrative expenses for the nine month periods ended September 30, 2014 were approximately $2.5 million, compared to approximately $2.4 million for the comparable period in 2013, an increase of approximately $0.1 million, or 4%. The increase in general and administrative expenses during the three month period ended September 30, 2014 was primarily related to increases in legal and consulting fees, Board fees, depreciation expense and non-cash stock compensation and employee related costs. The increase in general and administrative expenses during the nine month period ended September 30, 2014 was primarily related to an increase in depreciation expense which was offset in part by decreases in non-cash stock compensation and employee related costs and facilities related expenses.

Net other income for the three month period ended September 30, 2014 was approximately $1.5 million which was primarily related to non-cash gains on changes in the fair value of warrants compared to net other expense of approximately $1.0 million in the comparable period in 2013 which was primarily related to non-cash losses on changes in the fair value of warrants. Net other income for the nine month period ended September 30, 2014 was approximately $0.3 million which was primarily related to non-cash gains on changes in the fair value of warrants. Net other income during the comparable period in 2013 was approximately $10.2 million, consisting primarily of approximately $9.0 million in other income generated by the termination of Titan’s royalty repurchase agreement with Deerfield, an approximately $1.9 million gain resulting from the settlement of indebtedness to Deerfield as a result of the exercise of all of the Deerfield Warrants and non-cash gains on changes in the fair value of warrants of approximately $1.3 million. These amounts were offset in part by interest expense of approximately $1.6 million related to the Deerfield loans and approximately $0.5 million in other expenses related to unamortized transaction fees related to the initial Deerfield debt transaction.

Our net income for the three month period ended September 30, 2014 was approximately $0.7 million, or approximately $0.01 per share, compared to our net loss of approximately $1.1 million, or approximately $0.01 per share, for the comparable period in 2013. Our net loss for the nine month period ended September 30, 2014 was approximately $1.9 million, or approximately $0.02 per share, compared to our net income of approximately $9.9 million, or approximately $0.12 per share, for the comparable period in 2013.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At September 30, 2014, we had working capital of approximately $4.4 million compared to working capital of approximately $6.0 million at December 31, 2013.

Our operating activities used approximately $4.3 million during the nine-months ended September 30, 2014. This consisted primarily of the net loss for the period of approximately $1.9 million, approximately $2.8 million related to net changes in other operating assets and liabilities and approximately $0.3 million related to non-cash gains resulting from changes in the fair value of warrants. This was offset in part by, non-cash charges of approximately $0.5 million related to share-based compensation expenses, and approximately $0.3 million related to depreciation and amortization. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses. Our license agreement with Sanofi-Aventis requires us to pay royalties on future product sales.

Net cash used in investing activities of approximately $18,000 during the nine-months ended September 30, 2014 was primarily related to purchases of equipment.

Net cash used in financing activities of approximately $37,000 during the nine-months ended September 30, 2014 was primarily related to the issuance of restricted stock.

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

In October 2014, we completed an underwritten public offering of 21,000,000 units at an offering price of $0.50 per unit, with each unit consisting of one share of common stock and 0.75 of a warrant, each full warrant to purchase one share of common stock at an exercise price of $0.60 per share (the “Public Offering”). Net proceeds were approximately $9.6 million after deducting underwriting discounts, commissions and other related expenses.

At September 30, 2014, we had cash of approximately $7.5 million, which together with the proceeds of the Public Offering, we believe is sufficient to support our planned operations into the fourth quarter of 2016.

Although Braeburn has commenced the clinical study and is proceeding with plans for completing the clinical study expeditiously, under our December 2012 license agreement with Braeburn, as amended, Braeburn currently has the technical right to terminate the Agreement. If Braeburn were to exercise its right to terminate the Agreement, we would not have sufficient funds available to us to complete the FDA regulatory process and, in the event of ultimate approval, commercialize Probuphine without raising additional capital. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing in such event, our business and prospects would be materially adversely impacted. Furthermore, while the proceeds of the Public Offering will enable us to advance our current ProNeura development program for Parkinson’s disease to later stage clinical studies and to pursue the initial stages of other research and development, we will require additional funds, either through payments from Braeburn under the license agreement in the event the Probuphine NDA is ultimately approved or through other financing arrangements, to complete the clinical studies and regulatory approval process necessary to commercialize any additional products we might develop.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 have not changed materially.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our President, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of September 30, 2014, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, Titan’s internal control over financial reporting.

PART II

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our registration statement on Form S-1 (File No. 333-198476), which could materially affect our business, financial condition or future results. The risks described in such filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5. Exhibits

No.	Description

1.1	Form of Underwriting Agreement [26]

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended [9]

3.2	By-laws of the Registrant [1]

3.3	Certificate of Designations of Junior Participating Preferred Stock of Titan Pharmaceuticals, Inc. [15]

4.1	Registration Rights Agreement dated as of December 17, 2007 [2]

4.2	Registration Rights Agreement dated as of December 8, 2009 [9]

4.3	Warrant to Purchase Common Stock dated December 23, 2009 issued to Oxford Finance Corporation [9]

4.4	Form of Warrant [13]

4.5	Registration Rights Agreement, dated as of March 15, 2011 [13]

4.6	Form of Series A Warrant [18]

4.7	Form of Class A Warrant [26]

4.8	Form of Underwriter’s Warrant [26]

10.1	1998 Stock Option Plan [3]

10.2	2001 Non-Qualified Employee Stock Option Plan [4]

10.3	2002 Stock Option Plan [5]

10.4	Employment Agreement between the Registrant and Sunil Bhonsle, dated May 16, 2009, as amended by agreements dated February 17, 2010, December 30, 2011 and December 31, 2012 [9,16,19]

10.5	Employment Agreement between the Registrant and Marc Rubin, dated May 16, 2009, as amended by agreements dated February 17, 2010, December 30, 2011 and December 31, 2012 ,9 16, 19

10.6	Lease for the Registrant’s facilities, amended as of October 1, 2004 [6]

10.7	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009 [9]

10.8*	License Agreement between the Registrant and Sanofi-Aventis SA effective as of December 31, 1996 [7]

10.9*	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997 [8]

10.10	Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated December 18, 2009 [9]

10.11	Stock Purchase Agreement between the Registrant and certain investors dated December 8, 2009 [9]

10.12	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Marc Rubin [10]

10.13	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Sunil Bhonsle [10]

10.14	Amendment to lease for Registrant’s facilities dated June 15, 2010 [11]

10.15	Amended and Restated Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated September 27, 2010 [12]

10.16	Facility Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited [13]

10.17	Security Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited [13]

10.18	Royalty Purchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL [14]

10.19	Amended and Restated Royalty Agreement, dated November 14, 2011 by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL [14]

10.20	Amended and Restated Royalty Repurchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., and Horizon Sante TTNP SARL [14]

10.21	Cash Management Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL [14]

10.22	Paying Agent Agreement, dated November 14, 2011, by and among the Company, Deerfield Management Company, L.P. and U.S. Bank National Association [14]

10.23	Agreement, dated as of November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited [14]

10.24	Form of Subscription Agreement dated April 9, 2012 [18]

10.25*	License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl, dated December 14, 2012 [20]

10.26	Amendment dated May 28, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [21]

10.27	Second Amendment dated July 2, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [22]

10.28	Third Amendment dated November 12, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [23]

10.29	Stock Purchase Agreement dated November 12, 2013 by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [23]

10.30	2014 Incentive Plan [24]

14.1	Code of Business Conduct and Ethics [25]

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 33-99386).
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 27, 2007.
(3)	Incorporated by reference from the Registrant’s definitive Proxy Statement filed on July 28, 2000.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.
(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-42367).
(9)	Incorporated by reference from the Registrant’s Registration Statement on Form 10.
(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(12)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 18, 2011.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2011.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 21, 2011.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 4, 2012.
(17)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 10, 2013.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 2, 2013.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on February 28, 2013.
(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 29, 2013.

(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 5, 2013.
(23)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated November 13, 2013.
(24)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.
(25)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.
(26)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A (File No. 333-198476).
*	Confidential treatment has been granted with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: November 13, 2014	By:	/s/ SUNIL BHONSLE
	Name:	Sunil Bhonsle
	Title:	President (Principal Executive and Principal Financial Officer)

