Form 10-K
period 2014-12-31
TITAN PHARMACEUTICALS INC
filed 2015-03-31
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the 77,845,432 shares of voting and non-voting common equity held by non-affiliates of the registrant based on the closing price on June 30, 2014 was $60.7 million.

As of March 24, 2015, 110,327,707 shares of common stock, $0.001 par value, of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K or in the documents incorporated by reference herein may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking terminology such as “may,” “expects,” “believes,” “anticipates,” “intends,” “expects,” “projects,” or similar terms, variations of such terms or the negative of such terms. Forward-looking statements are based on management’s current expectations. Actual results could differ materially from those currently anticipated due to a number of factors, including but not limited to, uncertainties relating to financing and strategic agreements and relationships; difficulties or delays in the regulatory approval process; uncertainties relating to sales, marketing and distribution of our drug candidates that may be successfully developed and approved for commercialization; adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product development or commercialization; dependence on third party suppliers; the uncertainty of protection for our patents and other intellectual property or trade secrets; and competition.

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

Item 1.    Business

Overview

We are a specialty pharmaceutical company developing proprietary therapeutics for the treatment of serious medical disorders. Our product development programs utilize our proprietary long-term drug delivery platform, ProNeura®, and focus primarily on innovative treatments for select chronic diseases for which steady state delivery of a drug provides an efficacy and/or safety benefit.

Probuphine®, our first product candidate to utilize ProNeura, is being developed for the long term maintenance treatment of opioid dependence and is designed to maintain a stable, around the clock blood level of the medicine buprenorphine in patients for six months following a single treatment. We have licensed the rights to commercialize Probuphine in the U.S. and Canada to Braeburn Pharmaceuticals Sprl (“Braeburn”) and during 2014 we have been supporting Braeburn and a team of experts to implement the program developed in cooperation with the FDA to address the items in the Complete Response letter (“CRL”) issued in April 2013. This includes conducting a double blind, double dummy clinical study of a four implant dose of Probuphine in clinically stable patients who are receiving maintenance treatment with an approved sublingual formulation containing buprenorphine at a daily dose of 8mg or less. This clinical study, which is being funded and managed by Braeburn, completed patient enrollment in November 2014 and study completion is anticipated by the end of the second quarter of 2015 followed by resubmission of the NDA later in the year, with a potential PDUFA date for the Probuphine NDA in the first half of 2016. Pursuant to our license agreement with Braeburn, as amended to date, we are entitled to receive a $15 million milestone payment upon FDA approval of the Probuphine NDA and royalties on net sales of Probuphine ranging in percentage from the mid-teens to the low twenties. The agreement also provides for up to $165 million in sales milestones and $35 million in regulatory milestones and entitles us to royalty rates in the low single digit on sales by Braeburn, if any, of other future products in the addiction market.

We believe that our ProNeura technology has the potential to be used in the treatment of other chronic conditions, such as Parkinson’s disease (PD), where maintaining stable, around the clock blood levels of a dopamine agonist may benefit the patient and improve medical outcomes. We have commenced initial work on an implant formulation with ropinirole, a dopamine agonist approved for the treatment of PD. Our goal is to complete the non-clinical studies required in support of an Investigational New Drug (“IND”) application by early next year and enable commencement of a ‘proof of concept’ clinical study following the potential approval of Probuphine. We are also currently evaluating drugs and disease settings for opportunities to develop our drug delivery technology for other potential treatment applications in situations where conventional treatment is limited by variability in blood drug levels and poor patient compliance.

We operate in only one business segment, the development of pharmaceutical products.

ProNeura Continuous Drug Delivery Technology

Our ProNeura continuous drug delivery system consists of a small, solid rod made from a mixture of ethylene-vinyl acetate (“EVA”) and a drug substance. The resulting product is a solid matrix that is placed subdermally, normally in the inside part of the upper arm in a simple office procedure, and is removed in a similar manner at the end of the treatment period. The drug substance is released continuously through the process of dissolution. This results in a steady rate of release generally similar to intravenous administration. We believe that such long-term, linear release characteristics are desirable by avoiding peak and trough level dosing that may pose problems for many disease settings.

The ProNeura technology was developed to address the need for a simple, practical method to achieve continuous long-term drug delivery, and potentially can provide treatment on an outpatient basis over extended periods of up to 6 – 12 months. We believe that the benefits of this technology have been demonstrated by the clinical results to date with Probuphine. We believe that this technology has the potential to be useful in the treatment of other diseases. Accordingly, we have been evaluating opportunities to develop this drug delivery technology for other potential treatment applications in which conventional treatment is limited by variability in blood drug levels and poor patient compliance and where existing therapeutic compounds have sufficient potency to be effective at low doses. In furtherance of these efforts, during 2012, with the support of a National Institute of Health Small Business Innovation Research grant, we completed a non-clinical study with long-term delivery of ropinirole (Requip TM), a dopamine agonist marketed in the U.S. by GlaxoSmithKline for the treatment of Parkinson’s disease.

Our Product Pipeline

Probuphine

We are developing Probuphine for the maintenance treatment of opioid dependence. Probuphine utilizes ProNeura, our novel, proprietary, long-term drug delivery technology. Upon subdermal insertion in a patient, Probuphine is designed to release medication continuously and maintain a stable, around the clock blood level of the drug buprenorphine, an approved agent for the treatment of opioid dependence. If approved, Probuphine is expected to provide six months of medication following a single treatment. In addition to the ongoing Phase 3 clinical study, Probuphine has been evaluated in the following Phase 3 clinical studies:

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

Patients who completed the controlled studies were eligible for enrollment in six-month re-treatment studies, which provided data on up to one full year of treatment. The pharmacokinetic safety study has provided important data on the level of buprenorphine in the blood during the treatment period and gives a good profile of the safety of Probuphine. Data from all of these studies was presented at several scientific meetings, including the International Society of Addiction Medicine Annual Meetings in November 2008 and September 2011, the American Society of Addiction Medicine Annual Meetings in May 2009 and 2012, American Society of Addiction Medicine Education Forum in October 2011, and the American College of Neuropharmacology in November 2009 and 2012.

These studies are part of a registration directed program intended to obtain marketing approval of Probuphine for the treatment of opioid dependence in the U.S. and other countries. We met with the FDA in October 2011 for a pre-NDA meeting and reviewed the clinical development program as well as the chemistry, manufacturing and controls (“CMC”) aspects of the NDA. Based on this interaction we completed the requirements for an NDA and subsequently prepared and submitted the NDA in October 2012. ”) On March 21, 2013, the Psychopharmacologic Drugs Advisory Committee (PDAC) of the FDA met to review and discuss the briefing material provided by the FDA and Titan, and at the end of the meeting voted in favor of approval of Probuphine. On April 30, 2013, the FDA issued a complete response letter to our NDA stating that it cannot approve the application in its present form and outlining the FDA’s request for additional clinical data demonstrating adequate clinical benefit to patients from this treatment, data from human factors testing of the training program for insertion and removal of the implant, as well as recommendations regarding product labeling, REMS and non-clinical safety data.

Our efforts since receipt of the CRL have focused on supporting Braeburn and a team of expert clinical and regulatory advisors to establish a path forward that addresses the questions in the CRL and is acceptable to the FDA, and leads to the potential resubmission of the NDA with the additional information. Following a meeting with the FDA on November 19, 2013 and subsequent communications, there is general agreement on the next steps, which includes conducting an additional clinical study. This study is a randomized, double blind, double dummy design of approximately 180 patients enrolled into two parallel treatment arms. The study population is clinically stable patients who are receiving maintenance treatment with an approved sublingual formulation containing buprenorphine at a daily dose of 8mg or less. Patients will be randomized to receive either four Probuphine implants, or to continue the daily sublingual buprenorphine therapy. The patients are expected to be treated for six months, and the primary analysis will be a non-inferiority comparison of responders in the two arms. Patient enrollment in this study was completed in November 2014 and study completion is anticipated by the end of the second quarter of 2015 followed by resubmission of the NDA later in the year and a possible PDUFA date in the first half of 2016.

Pursuant to the license agreement with Braeburn, as amended to date, we are entitled to receive a $15 million milestone payment upon FDA approval of the Probuphine NDA and royalties on net sales of Probuphine ranging in percentage from the mid-teens to the low twenties. The agreement also provides for up to $165 million in sales milestones and $35 million in regulatory milestones and entitles us to low single digit royalties on sales by Braeburn, if any, of other future products in the addiction market.

ProNeura-Ropinirole for Parkinson’s Disease

Parkinson’s disease (PD) is a disease of the central nervous system characterized by the loss of dopaminergic neurons, which leads to increasing activity in the brain region that influences movement and motor function. According to the Parkinson’s Disease Foundation, more than one million people in the U.S. suffer from PD, and this number is projected to double by 2030. Early stage PD patients are treated with daily doses of drugs designed to replace dopamine in the brain. However, these therapeutics typically lose their benefits after several years of chronic treatment, and trigger serious side effect. About one-third of the treated patients develop motor response fluctuations and/or drug-induced dyskinesias within only 3 − 5 years of treatment, and these symptoms are present in almost all patients after 10 − 12 years. Clinical and nonclinical research indicates that these motor side effects arise from the pulsatile dopaminergic stimulation resulting from current oral treatment. Continuous dopaminergic stimulation (CDS) by subcutaneous infusion has been shown to palliate these motor complications, as well as to delay or prevent the onset of dyskinesias. We believe our ProNeura drug delivery technology provides a clinically-validated platform to safely and conveniently provide CDS for several months from a single treatment. Further, the subdermal placement of these implants eliminates many of the device-related complications associated with existing treatment modalities.

During the past couple of years we conducted preliminary experiments to investigate the use of our ProNeura technology to continuously deliver dopamine agonists for the treatment of PD. We have conducted a non-clinical study in an MPTP Parkinsonian monkey model and demonstrated that a sustained non-fluctuating plasma level of ropinirole could be delivered safely for several months following implantation and could control PD symptoms without triggering dyskenesias in severely lesioned primates. We have committed resources to this product development program to enable the following during 2015 and 2016:

•	Optimize the implant formulation of ropinirole

•	Develop the non-clinical study plan to support Investigational New Drug (IND) application

•	Design a proof of concept clinical study

•	Conduct a pre-IND meeting with the FDA

•	Complete the non-clinical studies to enable timely submission of IND and commence ‘proof of concept’ clinical study

Our goal is to complete the non-clinical studies necessary to enable timely submission of the IND and commence a ‘proof of concept’ clinical study in 2016 following the potential approval of Probuphine.

Fanapt® (iloperidone)

Fanapt (iloperidone) is an atypical antipsychotic approved in 2009 by the FDA for the treatment of schizophrenia and in 2014 was marketed by Novartis in the U.S. Under a sublicense agreement with Novartis, we are entitled to a royalty of 8 – 10% of net sales, based on a U.S. patent that we licensed from Sanofi-Aventis. The U.S. patent expires in October 2016 (excluding a six-month pediatric extension). On December 31, 2014 Vanda Pharmaceuticals, Inc. (“Vanda”) acquired the rights to Fanapt for the U.S. and Canada from Novartis and is now marketing Fanapt in the U.S. Vanda already owned the development and commercialization rights to the oral and depot formulations of this product for the rest of the world, and by acquiring the U.S. and Canadian rights from Novartis, effectively replaces Novartis in the sublicense agreement with Titan. Patent coverage on the compound has now expired in the significant markets outside of the U.S. and no patent term extensions are possible since the product was not approved in these countries prior to patent expiration, and hence we do not expect any royalties on any future sales in such markets.

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

License Agreements

In December 2012, we entered into a license agreement (the “Agreement”) with Braeburn pursuant to which we granted Braeburn an exclusive right and license to commercialize Probuphine in the United States of America and its territories, including Puerto Rico, and Canada (the “Territory”). Under the Agreement, Braeburn made a non-refundable up-front license fee payment of $15.75 million and agreed to pay us tiered royalties on a percentage of net sales of Probuphine ranging from the mid-teens to the low twenties. Additionally, the Agreement provided for us to receive $45 million upon FDA approval of the NDA for Probuphine and at such time ownership of the NDA will transfer to Braeburn, as well as up to an additional $130 million upon the achievement of specified sales milestones and up to $35 million in regulatory milestones. We will retain all of the rights to Probuphine outside the Territory. Unless earlier terminated, the Agreement will expire on the later of (i) the 15 th anniversary of the date of product launch in the Territory or (ii) the expiration of the last to expire patent in the Territory covered by the Agreement (the “Term”). Either party may terminate the Agreement prior to the expiration of the Term in the event of a material breach by the other party that remains uncured or in the event of the other party’s bankruptcy. We may terminate the Agreement if, for reasons other than force majeure, regulatory, safety, manufacturing or product quality issues, Braeburn discontinues commercial sale of the product and fails to resume sales within 30 days following notice or in the event Braeburn or any of its affiliates or sublicensees commences any legal proceeding seeking to challenge or dispute the validity or ownership of the licensed patents. Braeburn may terminate the Agreement in the event that Braeburn, notwithstanding good faith efforts to do so, is unable to enter into an agreement for the supply of EVA or if such a supply agreement is terminated by Braeburn due to a material breach by the supplier or the supplier fails to provide EVA to Braeburn for a period of at least three months. Braeburn may also terminate the Agreement (i) on a country by country basis upon six months’ notice following the occurrence of any “significant competition” in such country, as such term is defined in the Agreement; (ii) immediately upon notice if Braeburn determines in good faith that it is inadvisable to continue commercialization as a result of any actual or perceived safety issues.

In May 2013, we entered into an amendment to the Agreement (the “Amendment”) primarily to modify certain of the termination provisions of the Agreement. The Amendment gives Braeburn the right to terminate the Agreement in the event that (A) after May 28, 2013, based on written or oral communications from or with the FDA, Braeburn reasonably determines either that the FDA will require significant development to be performed before approval of the Probuphine TM NDA can be given, such as, but not limited to, one or more additional controlled clinical studies with a clinical efficacy endpoint, or substantial post-approval commitments that may materially impact the products financial returns or that the FDA will require one or more changes in the proposed label, which change(s) Braeburn reasonably determines will materially reduce the authorized prescribed patient base, or (B) the NDA has not been approved by the FDA on or before June 30, 2014. The Amendment also provides that we will share in legal and consulting expenses in excess of a specified amount prior to approval of the NDA.

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

In November 2013, we entered into a stock purchase agreement pursuant to which Braeburn made a $5 million equity investment in our company and a third amendment to the Agreement (the “Third Amendment”) primarily to modify the amount and timing of the approval and sales milestone payments payable under the Agreement. Under the Third Amendment, we are entitled to receive a $15 million payment upon FDA approval of the NDA and royalties on net sales of Probuphine ranging in percentage from the mid-teens to the low twenties. The agreement also provides for up to $165 million in sales milestones and $35 in regulatory milestones. In addition, we are entitled to receive royalties on a percentage of sales in the low single digit by Braeburn, if any, of other continuous delivery treatments for opioid dependence as defined in the Third Amendment and can elect to receive low single digit royalties on sales by Braeburn, if any, of other products in the addiction market in exchange for a similar reduction in our royalties on Probuphine.

In January 1997, we acquired an exclusive worldwide license under U.S. and foreign patents and patent applications relating to the use of iloperidone for the treatment of psychiatric and psychotic disorders and analgesia from Sanofi-Aventis SA (“Sanofi-Aventis”) (formerly Hoechst Marion Roussel, Inc.). The Sanofi-Aventis agreement provides for the payment of royalties on future net sales. In November 1997, we granted a worldwide sublicense, exclusive of Japan, to Novartis under which Novartis continued, at its expense, all further development of iloperidone. In April 2001, that sublicense was extended to include Japan. Under this agreement, Novartis agreed to pay Titan a royalty on future net sales of the product equal to 8% of annual worldwide net sales up to $200 million and 10% of annual worldwide net sales above $200 million, in addition to royalty payments owed by us to Sanofi-Aventis. In June 2004, Novartis granted Vanda the worldwide rights to develop and commercialize iloperidone. In October 2009, Vanda and Novartis amended and restated their sub-license agreement whereby Novartis acquired the U.S. and Canadian rights to commercialize Fanapt, the oral formulation of iloperidone approved in the U.S. Novartis also acquired the U.S. and Canadian development and commercialization rights to the depot formulation previously under development by Vanda and retained the right of first negotiation to co-market Fanapt and the depot formulation in the rest of the world. On December 31, 2014, Vanda, via a settlement transaction, reacquired from Novartis its rights and obligations relating to Fanapt in the U.S. and Canada. All of our rights and economic interests in iloperidone, including royalties on sales, remained essentially unchanged under these agreements and, as previously stated, we have entered into several agreements with Deerfield, which entitle Deerfield to the future royalty revenues related to Fanapt in exchange for cash and debt considerations.

Intellectual Property

Our goal is to obtain, maintain and enforce patent protection for our product candidates, formulations, processes, methods and any other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our current product candidates and any future product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the United States and abroad. However, patent protection may not afford us with complete protection against competitors who seek to circumvent our patents.

We also depend upon the skills, knowledge, experience and know-how of our management and research and development personnel, as well as that of our advisors, consultants and other contractors. To help protect our proprietary know-how, which is not patentable, and for inventions for which patents may be difficult to enforce, we currently rely and will in the future rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require all of our employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

In June 2010, the United States Patent and Trademark Office (“USPTO”) issued a patent covering methods of using Probuphine for the treatment of opiate addiction. Titan is the owner of this patent which claims a method for treating opiate addiction with a subcutaneously implanted device comprising buprenorphine and EVA, a biocompatible copolymer that releases buprenorphine continuously for extended periods of time. This patent will expire in June 2024. Four U.S. continuation applications are currently pending which incorporate the use of buprenorphine with the continuous delivery technology.  These patent applications include claims related to Probuphine for the potential treatment of opioid addiction and chronic pain.  Related patents covering use of Probuphine with the continuous delivery technology for the treatment of opiate addiction have also issued in Australia, Canada, India, Japan, Mexico and New Zealand. Further prosecution of Probuphine applications is currently proceeding at the USPTO and corresponding agencies in Europe, Canada, India and Hong Kong. Patents covering certain dopamine agonist implants have already been issued or allowed in the United States, Europe, Japan, Australia, Canada, South Korea, Mexico, New Zealand, South Africa, and Hong Kong, while prosecution of the patent application continues in the United States, Israel, India, Japan, and China.

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

Future court decisions or changes in patent law might materially affect the patents or patent applications, including, but not limited to, their expiration dates.

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

With respect to Probuphine, there are no six-month implant formulations of buprenorphine on the market or in development, and the primary competition will be Indivior, PLC (formerly the Pharmaceutical business of Reckitt Benckiser Group, PLC (“Reckitt”) which markets globally a sublingual buprenorphine product (tablet and film formulations) for the treatment of opioid dependence. This product (Subutex®, Suboxone®), which is administered daily, holds the dominant market share of global sales and it will compete with our six-month implantable product for the maintenance treatment of opioid dependence. Additionally, two proprietary daily dosed formulations have been approved by the FDA in the past two years; the first is a sublingual tablet called Zubsolv marketed by Orexo and the second is a buccal patch called Bunavail marketed by Bio Delivery Sciences International, which, if successful in capturing market share, would compete with Probuphine. Also, during 2013 and 2014, several generic sublingual tablet formulations of buprenorphine similar to Suboxone and Subutex were approved by the FDA which are expected to compete in the opioid addiction treatment market. Other forms of buprenorphine are also in development by other companies, including intramuscular and intradermal one week and one month depot injections which, if approved, will also compete with our product. Braeburn has licensed rights to certain of such potential products and Titan is entitled to a low single digit royalty on net sales if these are commercialized. The one-month depot formulations of buprenorphine are in mid-stage clinical development for the treatment of opioid dependence, and are likely to take another 2-3 years prior to approval In 2010, Alkermes, Inc. received FDA approval to market Vivitrol®, a one-month depot injection of naltrexone as a maintenance treatment for opioid dependent patients who have successfully achieved abstinence.

With respect to our potential ProNeura ropinirole product for Parkinson’s disease, the competition is primarily from numerous daily dosed dopamine agonist treatments currently in use that provide symptom relief from disease related immobility, and the complications associated with long-term levodopa therapy (e.g. dyskinesias, tolerance). Approved products in the U.S. in addition to Requip XL TM , which is marketed by GlaxoSmithKline, include Apokyn® (US WorldMeds LLC), Parlodel® (Novartis Pharmaceuticals Inc.), Mirapex ER® (Boehringer Ingelheim Pharmaceuticals Inc.) and Neupro® (UCB Inc.). There is a strong need for products delivering continuous, stable, long term delivery of dopamine and dopamine agonists and, recently, the U.S. FDA approved a product called Duopa™ which is the first and only treatment delivered via catheters directly into the duodenum which is capable of providing 16 continuous hours of carbidopa and levodopa for treatment of motor fluctuations in advanced Parkinson's disease. Duopa is marketed globally by the company Abbvie. Also, we are aware of products in development that are capable of short to medium term subcutaneous and subdermal delivery of levodopa/carbidopa using pumps, however these are still in mid stage clinical development.

Manufacturing

The manufacturing of Probuphine has primarily been conducted at DPT Laboratories, Inc., or DPT, and we have expanded the manufacturing facility at this contract manufacturer to establish commercial scale capability to support the future market launch of Probuphine and ongoing demand following potential approval by the FDA. To date, we have been operating with DPT under an arrangement pursuant to which batches of product needed for validation studies, stability testing or clinical trial purposes are acquired pursuant to purchase orders on a time and product cost basis. We have entered into a commercial manufacturing agreement with DPT that will govern the terms of the production and supply of Probuphine at such time, if ever, as the product is launched commercially. We anticipate that at or prior to such time, such agreement will be assigned to Braeburn as licensee or a replacement agreement entered into between Braeburn and DPT.

To date, we have obtained the supply of bupenorphine from Teva Pharmaceuticals, Inc., or Teva, under an arrangement similar to the one with DPT. We have entered into a commercial supply agreement with Teva; however, we anticipate that at or prior to such time if ever, as the product is launched commercially, such agreement will be assigned to Braeburn as licensee or a replacement agreement entered into between Braeburn and Teva.

Sales and Marketing

We do not currently have and do not intend to establish any sales and marketing capability. As licensee, Braeburn will have sole responsibility for sales and marketing of Probuphine within the United States and Canada. We intend to seek comparable partnering arrangements for Probuphine outside the Territory, as well as for any additional products we may successfully develop based on our ProNeura technology.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing.

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

Once the submission is accepted for filing, the FDA begins an in-depth review. Priority review can be applied to drugs that the FDA determines offer major advances in treatment, or provide a treatment where no adequate therapy exists. The FDA may refer applications for novel drug products, or drug products which present difficult questions of safety or efficacy, to an advisory committee — typically a panel that includes clinicians and other experts — for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one, or more, clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. FDA will not approve the product unless compliance with current good manufacturing practices, or GMP — a quality system regulating manufacturing — is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

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

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. The ANDA application also will not be approved until any non-patent exclusivity listed in the Orange Book for the referenced product has expired. Federal law provides a period of five years following approval of a drug containing no previously approved active ingredients during which ANDAs for generic versions of those drugs cannot be submitted, unless the submission contains a Paragraph IV challenge to a listed patent — in which case the submission may be made four years following the original product approval. Federal law provides for a period of three years of exclusivity during which the FDA cannot grant effective approval of an ANDA based on the approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage form, route of administration or combination, or for a new use; the approval of which was required to be supported by new clinical trials conducted by, or for, the applicant.

Section 505(b)(2) New Drug Applications

Most drug products obtain FDA marketing approval pursuant to an NDA or an ANDA. A third alternative is a special type of NDA, commonly referred to as a Section 505(b)(2) NDA, that enables the applicant to rely, in part, on the FDA’s previous approval of a similar product, or published literature, in support of its application. Our NDA for Probuphine was submitted under Section 505(b)(2) and we anticipate that we will pursue this pathway for any additional therapeutic products we may develop based on our ProNeura technology. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all, or some, of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

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

The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six-month extension of any exclusivity — patent or non-patent — for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

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

Employees

As of December 31, 2014, we had 13 full-time employees.

Item 1A.    Risk Factors

Further delays in the FDA approval process for Probuphine or termination of the license agreement by Braeburn could materially adversely impact our liquidity and financial condition.

While Braeburn has commenced the clinical study and patient enrollment is underway, we cannot predict the timing of commencement or completion of the study. At December 31, 2014, we had cash of approximately $15.5 million, which we believe is sufficient to fund our planned operations into fourth quarter of 2016. Under our license agreement, as amended, Braeburn currently has the technical right to terminate the agreement. If Braeburn were to exercise this right, we would not have sufficient funds available to us to complete the FDA regulatory process and, in the event of ultimate approval, commercialize Probuphine without raising additional capital. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing in such event, our business and prospects would be materially adversely impacted. We cannot assure you that the financing we need will be available on acceptable terms.

FDA approval of Probuphine may be denied.

While Titan and Braeburn have agreed in principal with the FDA on a path forward for Probuphine, which along with other steps includes conducting an additional clinical study which is expected to be completed by the middle of 2015, there can be no assurance that the FDA will ultimately approve the NDA. The FDA may deny approval of Probuphine for many reasons, including:

•	we may be unable to demonstrate to the satisfaction of the FDA that Probuphine is safe and effective for the treatment of opioid dependence in the targeted patient population;

•	the FDA may disagree with our interpretation of data from the clinical trial;

•	we may be unable to demonstrate that Probuphine’s clinical and other benefits outweigh any safety or other perceived risks; or

•	we may not be able to successfully address the other issues raised by the FDA in the CRL.

If Probuphine fails to receive FDA approval, our business and prospects will be materially adversely impacted.

Even if we obtain FDA approval of Probuphine, we may never obtain approval or commercialize our products outside of the United States, which would limit our ability to realize their full market potential.

In order to market Probuphine outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional pre-clinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

We have granted an exclusive license to Braeburn for the commercialization of Probuphine in the United States and Canada (the “Territory”). If approved by the FDA, Braeburn will be solely responsible for the marketing, manufacture and commercialization of Probuphine in the Territory and, accordingly, the timing and amount of any royalty revenues or sales milestones we receive from this product will be wholly dependent upon Braeburn’s ability to successfully launch and commercialize this product in the Territory. Braeburn is a recently formed company and does not have a track record upon which investors can rely on making an investment decision. Additionally, our ability to generate revenues in the Territory from any additional indications for Probuphine, including chronic pain, depends on Braeburn’s ability to successfully develop, obtain regulatory approvals for and commercialize the product for additional indications. We do not have control over the amount and timing of resources that Braeburn will dedicate to these efforts, none of which have commenced to date. We will be similarly dependent on the development, regulatory and marketing efforts of third parties with respect to revenues, if any, from sales of Probuphine outside the Territory. To date, we have not entered into any collaborative arrangements or granted any rights with respect to Probuphine in the rest of the world.

Our ProNeura development programs are at very early stages and will require substantial additional resources that may not be available to us.

To date, we have conducted limited research and development activities based on our ProNeura delivery system beyond Probuphine. We will require substantial additional funds to support our research and development activities, and the anticipated costs of preclinical studies and clinical trials, regulatory approvals and eventual commercialization of ProNeura for PD or any therapeutic based on our ProNeura platform technology. If we are unable to generate sufficient revenues from royalties from the sale of Probuphine or other payments under our license agreement with Braeburn, we will need to seek additional sources of financing, which may not be available on favorable terms, if at all. If we do not succeed in raising the requisite financing on acceptable terms, we may be unable to initiate clinical trials or obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, forego sales and marketing efforts and forego attractive business opportunities.

To the extent we raise additional capital through the sale of equity securities, the issuance of those securities could result in dilution to our shareholders. In addition, if we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations. In addition, we may be required to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves or license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available.

Our ProNeura program for PD is at a very early stage and we may not be able to successfully develop this product or any other product based on our ProNeura drug delivery technology.

Our ability to successfully develop any future product candidates based on our ProNeura drug delivery technology is subject to the risks of failure and delay inherent in the development of new pharmaceutical products, including: delays in product development, clinical testing, or manufacturing; unplanned expenditures in product development, clinical testing, or manufacturing; failure to receive regulatory approvals; emergence of superior or equivalent products; inability to manufacture on its own, or through any others, product candidates on a commercial scale; and failure to achieve market acceptance.

Because of these risks, our research and development efforts may not result in any commercially viable products. If a significant portion of these development efforts are not successfully completed, required regulatory approvals are not obtained or any approved products are not commercially successfully, our business, financial condition, and results of operations may be materially harmed.

Our development and commercialization strategy for ProNeura for PD depends, in part, upon the FDA’s prior findings regarding the safety and efficacy of ropinirole based on data not developed by us, but upon which the FDA may rely in reviewing our NDA.

We are developing ProNeura for PD with the expectation that it will be eligible for approval through the regulatory pathway under Section 505(b)(2) of the FDCA. Section 505(b)(2) of the FDCA allows an NDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of an approved drug product, which could expedite the development program for ProNeura for PD by potentially decreasing the amount of clinical data that would need to be generated in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for product approval. If this were to occur, the time and financial resources required to obtain FDA approval for ProNeura for PD, and complications and risks associated with regulatory approval, would likely substantially increase. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway may result in new competitive products reaching the market more quickly than ProNeura for PD, which would adversely impact our competitive position and prospects. Even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee that this regulatory pathway will ultimately lead to accelerated product development or earlier approval for ProNeura for PD. Moreover, notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years, some pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), or if the FDA’s interpretation is successfully challenged in court, this result could delay or even prevent the FDA from approving any Section 505(b)(2) NDAs that we submit. Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and launch of ProNeura for PD. The FDA may require us to perform additional studies or measurements to support any changes in our product as compared to the approved product. If we utilize Section 505(b)(2), the FDA may approve our new product for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by us.

Clinical trials required for new product candidates are expensive and time-consuming, and their outcome is uncertain.

In order to obtain FDA approval to market a new drug product based on our ProNeura drug delivery technology, we must demonstrate proof of safety and effectiveness in humans. To meet these requirements, we must conduct “adequate and well controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming, and expensive process. The length of time may vary substantially according to the type, complexity, novelty, and intended use of the product candidate, and often can be several years or more per trial. Delays associated with products for which we are directly conducting clinical trials may cause us to incur additional operating expenses. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example: inability to manufacture sufficient quantities of qualified materials under cGMP, for use in clinical trials; slower than expected rates of patient recruitment; failure to recruit a sufficient number of patients; modification of clinical trial protocols; changes in regulatory requirements for clinical trials; the lack of effectiveness during clinical trials; the emergence of unforeseen safety issues; delays, suspension, or termination of the clinical trials due to the institutional review board responsible for overseeing the study at a particular study site; and government or regulatory delays or “clinical holds” requiring suspension or termination of the trials.

The results from early clinical trials are not necessarily predictive of results obtained in later clinical trials. Accordingly, even if we obtain positive results from early clinical trials, we may not achieve the same success in future clinical trials. Clinical trials may not demonstrate statistically significant safety and effectiveness to obtain the requisite regulatory approvals for product candidates.

The failure of clinical trials to demonstrate safety and effectiveness for the desired indications could harm the development of that product candidate and other product candidates. This failure could cause us to abandon a product candidate and could delay development of other product candidates. Any delay in, or termination of, our clinical trials would delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. Any change in, or termination of, our clinical trials could materially harm our business, financial condition, and results of operations.

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

We will rely significantly on the resources of third parties to market and commercialize Probuphine, if approved, as well as any other products we may develop. For example, our ability to ultimately derive revenues from Probuphine in the United States and Canada is dependent upon Braeburn implementing a successful marketing program for the treatment of opioid dependence in adults and pursuing development and commercialization of the product for other indications. Beyond any contractual rights, we cannot control the amount or timing of resources that any existing or future corporate partner devotes to product development and commercialization efforts for our product candidates. We depend on our ability to maintain existing collaborative relationships, to develop new collaborative relationships with third parties and potentially to acquire or in-license additional products and technologies for the development of new product candidates.

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

In addition, collaborators may, to the extent permitted by our agreements, develop products that divert resources from our products, preclude us from entering into collaborations with their competitors or terminate their agreements with us prematurely. For example, Braeburn recently announced that it has obtained an exclusive license from Camurus for its long-acting bupenorphine injectables under development, which, if approved, could in the future divert resources from Probuphine. Moreover, disagreements could arise with our collaborators or strategic partners over rights to our intellectual property and our rights to share in any of the future revenues from products or technologies resulting from use of our technologies, or our activities in separate fields may conflict with other business plans of our collaborators.

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

The testing, manufacturing, marketing and sale of human therapeutic products entail an inherent risk of product liability claims. We currently have a limited amount of product liability insurance, which may not be sufficient to cover claims that may be made against us in the event that the use or misuse of our product candidates causes, or merely appears to have caused, personal injury or death. In the event we are forced to expend significant funds on defending product liability actions, and in the event those funds come from operating capital, we will be required to reduce our business activities, which could lead to significant losses. Adequate insurance coverage may not be available in the future on acceptable terms, if at all. If available, we may not be able to maintain any such insurance at sufficient levels of coverage and any such insurance may not provide adequate protection against potential liabilities. Whether or not a product liability insurance policy is obtained or maintained in the future, any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources or destroy the prospects for commercialization of the product which is the subject of any such claim.

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

Health care reform measures and changes in policies, funding, staffing and leadership at the FDA and other agencies could hinder or prevent the commercial success of our products.

In the United States, there have been a number of legislative and regulatory changes to the healthcare system in ways that could affect our future results of operations and the future results of operations of our potential customers. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 established a new Part D prescription drug benefit, which became effective January 1, 2006. Under the prescription drug benefit, Medicare beneficiaries can obtain prescription drug coverage from private sector plans that are permitted to limit the number of prescription drugs that are covered in each therapeutic category and class on their formularies. If our products are not widely included on the formularies of these plans, our ability to market our products may be adversely affected.

Furthermore, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. In March 2010, President Obama signed into law the Patient Protection and Affordable Health Care Act of 2010, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (jointly, the “PPACA”), which includes measures to significantly change the way health care is financed by both governmental and private insurers.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “ATRA”), which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

Additionally, individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally-mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects.

In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This can reduce demand for our products or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

Additionally, given recent federal and state government initiatives directed at lowering the total cost of healthcare, Congress and state legislatures will likely continue to focus on healthcare reform, the cost of prescription drugs and the reform of the Medicare and Medicaid programs. While we cannot predict the full outcome of any such legislation, it may result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce prescription drug prices. This could harm our ability to market our products and generate revenues. In addition, legislation has been introduced in Congress that, if enacted, would permit more widespread importation or re-importation of pharmaceutical products from foreign countries into the United States, including from countries where the products are sold at lower prices than in the United States. Such legislation, or similar regulatory changes, could lead to a decision to decrease our prices to better compete, which, in turn, could adversely affect our business, results of operations, financial condition and prospects. It is also possible that other legislative proposals having similar effects will be adopted.

Furthermore, regulatory authorities’ assessment of the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, changing policies and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

We may not be able to retain our key management and scientific personnel, and a loss of certain key personnel could significantly hinder our ability to move forward with our business plan.

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

At December 31, 2014, we had federal net operating loss and tax credit carryforwards of $232.5 million and $8.3 million, respectively, and state net operating loss and tax credit carryforwards of $154.7 million and $8.1 million, respectively, available to offset future taxable income, if any. Current federal and state tax laws include substantial restrictions on the utilization of net operating loss and tax credits in the event of an ownership change and we cannot assure you that our net operating loss and tax carryforwards will continue to be available.

We have a limited number of authorized shares of common stock available for issuance and will need to seek stockholder approval to amend our charter to either effect an increase in our authorized shares of common stock or a reverse split.

At March 24, 2015, we had 14,672,293 authorized but unissued shares of our common stock, substantially all of which were reserved for issuance upon the exercise of outstanding stock options and warrants, and did not have a sufficient number of authorized shares to permit exercise of the Class A Warrants and Underwriter Warrants we issued in connection with our October 2014 public offering. Furthermore, we will need to continue to seek additional financing in order to fund our product development programs until such time, if ever, as the Probuphine NDA is approved by the FDA and royalty and milestone payments are sufficient to fund our operations. We have agreed to seek stockholder approval of an amendment to our certificate of incorporation to effect either an increase in the number of authorized shares of common stock or a reverse split, in either case in an amount sufficient to permit the exercise in full of the Class A Warrants. An increase in the authorized number of shares of common stock and the subsequent issuance of such shares could have the effect of delaying or preventing a change in control of our company without further action by our stockholders. Shares of authorized and unissued common stock could, within the limits imposed by applicable law, be issued in one or more transactions which would make a change in control of our company more difficult, and therefore less likely. Furthermore, there are risks associated with effecting a reverse split, including a decline in the market price of our common stock and the possibility of certain shareholders owning “odd lots” of less than 100 shares, which may be more difficult to sell, or require greater transaction costs per share to sell, than shares in “round lots” of even multiples of 100 shares. In addition, because holders of our common stock have no preemptive rights to purchase or subscribe for any unissued stock of our company, the availability of a greater number of authorized shares, whether as a result of a reverse split or an increase in the authorized number, could result in additional dilution to existing shareholders and investors.

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

Our common stock is not listed on a national securities exchange and we may not be able to obtain an uplisting to a national exchange in the foreseeable future, if ever.

Our common stock is currently listed on the OTCBB. Trading on the OTC Market is characterized by wide fluctuations in bid and asked prices and periods of inactive or limited trading. We expect to commence efforts to seek an uplisting to the Nasdaq Stock Market or another national securities exchange, however, we do not know whether we will be able to meet the initial listing criteria to enable us to obtain an uplisting of our common stock in the foreseeable future, if ever.

Our common stock is deemed to be a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares of common stock.

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

We have never paid and do not intend to pay cash dividends. As a result, capital appreciation, if any, will be your sole source of gain.

We have never paid cash dividends on any of our capital stock and we currently intend to retain future earnings, if any, to fund the development and growth of our business. In addition, the terms of existing and future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Provisions in our certificate of incorporation, our by-laws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our certificate of incorporation, our by-laws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

•	the inability of stockholders to call special meetings; and

•	the ability of our Board of Directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could include the right to approve an acquisition or other

•	change in our control or could be used to institute a rights plan, also known as a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our Board of Directors.

In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years, has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

The existence of the forgoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

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

(a) Price Range of Securities

Our common stock is traded in the over-the-counter market and has been quoted through the Over-The-Counter Bulletin Board under the symbol “TTNP” since June 2010. The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported by the OTCBB. Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. For current price information, stockholders are urged to consult publicly available sources.

	High	Low
Fiscal 2014
Fourth Quarter	$0.58	$0.44
Third Quarter	$0.87	$0.52
Second Quarter	$0.86	$0.55
First Quarter	$0.84	$0.60

Fiscal 2013
Fourth Quarter	$1.17	$0.58
Third Quarter	$0.70	$0.46
Second Quarter	$1.95	$0.43
First Quarter	$2.48	$1.19

(b) Approximate Number of Equity Security Holders

At March 24, 2015, there were 110,327,707 shares of our common stock outstanding held by 145 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

(c) Dividends

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends to shareholders in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

(d)

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrant and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders	3,808,553	$1.23	—
Equity compensation plans not approved by security holders(1)(2)(3)	3,170,000	$1.09	1,558,000
Total	6,978,553	$1.16	1,558,000

(1)	In August 2002, we amended our 2001 Employee Non-Qualified Stock Option Plan. Pursuant to this amendment, a total of 1,750,000 shares of common stock were reserved and authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan. At December 31, 2014, 1,124,000 of these non-qualified stock options remained outstanding.

(2)	In October 2007, we granted 1,500,000 non-qualified stock options outside of our stock option plans to our Chief Executive Officer, at an exercise price of $2.40, vesting equally over 48 months from the date of grant. At December 31, 2014, 437,500 of these non-qualified stock options remained outstanding.

(3)	In May 2009, we granted 615,000 and 310,000 non-qualified stock options outside of our stock option plans to our Executive Chairman and President, respectively, at an exercise price of $0.79, vesting equally over 48 months from the date of grant.

(4)	In February 2014, we established our 2014 Incentive Plan. A total of 2,500,000 shares of common stock were reserved and authorized for issuance for option grants and restricted share awards to employees, directors and consultants. At December 31, 2014, 683,500 non-qualified stock options and restricted share awards remained outstanding.

Performance Graph

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) the NYSE MKT Index, and (ii) a peer group index consisting of companies reporting under the Standard Industrial Classification Code 2834 (Pharmaceutical Preparations). The graph assumes $100 invested on December 31, 2009 and assumes dividends reinvested. Measurement points are at the last trading day of the fiscal years ended December 31, 2010, 2011, 2012, 2013 and 2014. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$3,646	$10,481	$7,117	$4,068	$10,093
Operating expenses:
Research and development	4,075	8,309	10,610	11,206	12,855
General and administrative	3,046	3,063	4,877	3,368	3,263
Other income (expense), net	1,072	10,602	(6,810)	(4,697)	(809)
Net income (loss)	(2,403)	9,711	(15,180)	(15,203)	(6,834)
Gain on retirement of preferred stock upon dissolution of subsidiary	—	—	—	—	1,241
Net income (loss) applicable to common stockholders	$(2,403)	$9,711	$(15,180)	$(15,203)	$(5,593)
Basic net income (loss) per common share	$(0.03)	$0.12	$(0.23)	$(0.26)	$(0.09)
Diluted net income (loss) per common share	$(0.04)	$0.10	$(0.23)	$(0.28)	$(0.09)
Shares used in computing:
Basic net income (loss) per common share	93,814	82,099	66,509	59,324	59,248
Diluted net income (loss) per common share	93,832	82,659	66,509	60,392	59,248

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash	$15,470	$11,798	$18,102	$5,406	$3,180
Working capital (deficit)	12,921	5,974	2,042	4,839	(706)
Total assets	20,851	18,423	24,827	10,217	4,752
Total stockholders’ equity (deficit)	8,611	5,760	(23,128)	(20,079)	(6,053)

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

Overview

We are a specialty pharmaceutical company developing proprietary therapeutics for the treatment of serious medical disorders. Our product development programs utilize our proprietary long-term drug delivery platform, ProNeura®, and focus primarily on innovative treatments for select chronic diseases for which steady state delivery of a drug provides an efficacy and/or safety benefit.

Probuphine®, our first product candidate to utilize ProNeura, is being developed for the long term maintenance treatment of opioid dependence and is designed to maintain a stable, around the clock blood level of the medicine buprenorphine in patients for six months following a single treatment. We have licensed the rights to commercialize Probuphine in the U.S. and Canada to Braeburn Pharmaceuticals Sprl (“Braeburn”)and during 2014 we have been supporting Braeburn and a team of experts to implement the program developed in cooperation with the FDA to address the items in the Complete Response letter (“CRL”) issued in April 2013. This includes conducting a double blind, double dummy clinical study of a four implant dose of Probuphine in clinically stable patients who are receiving maintenance treatment with an approved sublingual formulation containing buprenorphine at a daily dose of 8mg or less. This clinical study, which is being funded and managed by Braeburn, completed patient enrollment in November 2014 and study completion is anticipated by the end of the second quarter of 2015 followed by resubmission of the NDA later in the year, with a potential PDUFA date for the Probuphine NDA in the first half of 2016. Pursuant to our license agreement with Braeburn, as amended to date, we are entitled to receive a $15 million milestone payment upon FDA approval of the Probuphine NDA and royalties on net sales of Probuphine ranging in percentage from the mid-teens to the low twenties. The agreement also provides for up to $165 million in sales milestones and $35 million in regulatory milestones and entitles us to royalty in the low single digit percentage on sales by Braeburn, if any, of other future products in the addiction market.

We believe that our ProNeura technology has the potential to be used in the treatment of other chronic conditions, such as Parkinson’s disease (PD), where maintaining stable, around the clock blood levels of a dopamine agonist may benefit the patient and improve medical outcomes. We have commenced initial work on an implant formulation with ropinirole, a dopamine agonist approved for the treatment of PD. Our goal is to complete the non-clinical studies required in support of an Investigational New Drug (“IND”) application by early next year and enable commencement of a ‘proof of concept’ clinical study following the potential approval of Probuphine. We are also currently evaluating drugs and disease settings for opportunities to develop our drug delivery technology for other potential treatment applications in situations where conventional treatment is limited by variability in blood drug levels and poor patient compliance.

We operate in only one business segment, the development of pharmaceutical products.

Critical Accounting Policies and the Use of Estimates

Critical Accounting Policies and Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe the following accounting policies for the years ended December 31, 2014 and 2013 to be applicable:

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

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) a contractual agreement exists; (2) transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. For each source of revenue, we comply with the above revenue recognition criteria in the following manner:

•	Technology license agreements typically consist of non-refundable upfront license fees, annual minimum access fees or royalty payments. Non-refundable upfront license fees and annual minimum payments received with separable stand-alone values are recognized when the technology is transferred or accessed, provided that the technology transferred or accessed is not dependent on the outcome of our continuing research and development efforts.

•	Royalties earned are based on third-party sales of licensed products and are recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonably assured. We no longer recognize royalty income related to the Fanapt royalty payments received from Novartis unless Fanapt sales exceed certain thresholds (see Note 8, “Royalty Liability” for further discussion).

•	Government grants, which support our research efforts in specific projects, generally provide for reimbursement of approved costs as defined in the notices of grants. Grant revenue is recognized when associated project costs are incurred.

•	Collaborative arrangements typically consist of non-refundable and/or exclusive technology access fees, cost reimbursements for specific research and development spending, and various milestone and future product royalty payments. If the delivered technology does not have stand-alone value, the amount of revenue allocable to the delivered technology is deferred. Non-refundable upfront fees with stand-alone value that are not dependent on future performance under these agreements are recognized as revenue when received, and are deferred if we have continuing performance obligations and have no evidence of fair value of those obligations. Cost reimbursements for research and development spending are recognized when the related costs are incurred and when collections are reasonably expected. Payments received related to substantive, performance-based “at-risk” milestones are recognized as revenue upon achievement of the clinical success or regulatory event specified in the underlying contracts, which represent the culmination of the earnings process. Amounts received in advance are recorded as deferred revenue until the technology is transferred, costs are incurred, or a milestone is reached.

Share-Based Payments

We recognize compensation expense for all share-based awards made to employees and directors. The fair value of share-based awards is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award.

We use the Black-Scholes option pricing model to estimate the fair value method of our awards. Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. We estimate the expected term of stock options granted for the years ended December 31, 2014 and 2013 based on the historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and the expectations of future employee behavior. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. We estimate the pre-vesting forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

Clinical Trial Accruals

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

Liquidity and Capital Resources

	2014	2013	2012
	(in thousands)
As of December 31:
Cash	$15,470	$11,798	$18,102
Working capital	$12,921	$5,974	$2,042
Current ratio	2.9:1	1.6:1	1.1:1

Years Ended December 31:
Cash (used in) provided by operating activities	$(5,865)	$(9,799)	$1,830
Cash used in investing activities	$(18)	$(318)	$(1,154)
Cash provided by financing activities	$9,555	$3,813	$12,020

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, the sale of royalty rights and government-sponsored research grants. At December 31, 2014, we had working capital of approximately $12.9 million compared to working capital of approximately $6.0 million at December 31, 2013.

Our operating activities used approximately $5.9 million of cash during the year ended December 31, 2014. This consisted primarily of the net loss for the period of approximately $2.4 million, approximately $1.1 million related to non-cash gains resulting from changes in the fair value of warrants and $3.3 million related to net changes in other operating assets and liabilities. This was offset in part by non-cash charges of approximately $0.5 million related to share-based compensation expenses and approximately $0.4 million related to depreciation and amortization. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses.

Net cash used in investing activities of approximately $18,000 during the year ended December 31, 2014 and $0.3 million during the year ended December 31, 2013 was primarily related to purchases of equipment.

Our financing activities provided approximately $9.6 million, net of underwriting discounts, commissions, and other related fees, during the year ended December 31, 2014. This was primarily related to sale of common stock.

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

In March 2013, we terminated our option to repurchase the royalty rights. As a result, we recognized a gain on the extinguishment of the royalty liability of $9.0 million, which was recorded in other income, because we are no longer required to account for it as a liability. Additionally, we no longer recognize royalty income related to the Fanapt royalty payments received from Novartis.

In November 2013, we entered into (i) a stock purchase agreement pursuant to which Braeburn made a $5.0 million equity investment in our company and (ii) an amendment to the license agreement with Braeburn primarily to modify the amount and timing of the approval and sales milestone payments payable under the license agreement.

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

At December 31, 2014, we had cash of approximately $15.5 million, which we believe is sufficient to fund our planned operations into the fourth quarter of 2016.

Although Braeburn has commenced the clinical study and is proceeding with plans for completing the clinical study expeditiously, under our December 2012 license agreement with Braeburn, as amended, Braeburn currently has the technical right to terminate the Agreement. If Braeburn were to exercise its right to terminate the Agreement, we would not have sufficient funds available to us to complete the FDA regulatory process and, in the event of ultimate approval, commercialize Probuphine without raising additional capital. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing in such event, our business and prospects would be materially adversely impacted. Furthermore, in order to advance our current ProNeura development program for Parkinson’s disease to later stage clinical studies, we will require additional funds, either through payments from Braeburn under the license agreement in the event the Probuphine NDA is ultimately approved or through other financing arrangements, to complete the clinical studies and regulatory approval process necessary to commercialize any additional products we might develop.

The following table sets forth the aggregate contractual cash obligations as of December 31, 2014 (in thousands):

	Payments Due by Period
Contractual obligations	Total	< 1 year	1-3 years	3-5 years	5years+
Operating leases	$317	$211	$106	$—	$—
Total contractual cash obligations	$317	$211	$106	$—	$—

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

License revenues of approximately $3.6 million and $9.1 million for the years ended December 31, 2014 and 2013 reflect the amortization of the upfront license fee received from Braeburn in December 2012. Royalty revenues for the year ended December 31, 2013 reflects royalties on sales of Fanapt, all of which were paid to Deerfield in accordance with our royalty sales agreement. We no longer recognize Fanapt royalty revenues since all of such royalties are paid to third parties.

Research and development expenses for 2014 were approximately $4.1 million compared to approximately $8.3 million in 2013, a decrease of approximately $4.2 million, or 51%. The decrease in research and development costs was primarily associated with a decrease in external research and development expenses related to completion of the product development program and preparation and review of the NDA for our Probuphine product with the FDA. External research and development expenses include direct expenses such as CRO charges, investigator and review board fees, patient expense reimbursements, expenses for NDA preparation and contract manufacturing expenses. During 2014, our external research and development expenses relating to our Probuphine product development program were approximately $0.9 million compared to approximately $3.5 million for 2013. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this document, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates. However, we anticipate that our research and development expenses will increase in connection with our ProNeura for PD development activities and any other ProNeura technology based product development program we may pursue.

General and administrative expenses for 2014 and 2013 remained constant at approximately $3.1 million.

Net other income for the year ended December 31, 2014 was approximately $1.1 million, compared to net other income of approximately $10.6 million in the comparable period in 2013. Net other income in 2014 consisted primarily of $1.1 million related to non-cash gains on changes in the fair value of warrants. Net other income in 2013 consisted primarily of approximately $9.0 million in other income generated by the termination of Titan’s royalty repurchase agreement with Deerfield, an approximately $1.9 million gain resulting from the settlement of indebtedness to Deerfield as a result of the exercise of all of the Deerfield Warrants and non-cash gains on changes in the fair value of warrants of approximately $1.7 million, which amounts were offset in part by interest expense of approximately $1.6 million related to the Deerfield loans and approximately $0.5 million in other expenses related to unamortized transaction fees related to the initial Deerfield debt transaction.

Our net loss applicable to common stockholders for the year ended December 31, 2014 was approximately $2.4 million, or approximately $0.03 per share, compared to our net income applicable to common stockholders of approximately $9.7 million, or approximately $0.12 per share, for the comparable period in 2013.

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

We held no marketable securities at December 31, 2014 and 2013.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

(c) Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Securities Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.	Directors; Executive Officers and Corporate Governance

Set forth below are the name, age and position and a brief account of the business experience of each of our executive officers and directors:

Name	Age	Office	Director Since
Marc Rubin (1)	60	Executive Chairman of the Board	November 2007
Sunil Bhonsle	65	President and Director	February 2004
Joseph A. Akers (2)	69	Director	November 2014
Victor J. Bauer (2)(3)	79	Director	November 1997
Eurelio M. Cavalier (1)(3)(4)	82	Director	September 1998
M. David MacFarlane (2)(4)	74	Director	May 2002
James R. McNab, Jr. (4)	71	Director	November 2014
Ley S. Smith (1)(2)(4)	80	Director	July 2000

(1)	Member of Executive Committee

(2)	Member of Audit Committee

(3)	Member of Compensation Committee

(4)	Member of Nominating Committee

Marc Rubin, M.D. served as our President and Chief Executive from October 2007 until December 2008 and was re-engaged as our Executive Chairman in May 2009. Until February 2007, Dr. Rubin served as Head of Global Research and Development for Bayer Schering Pharma, as well as a member of the Executive Committee of Bayer Healthcare and the Board of Management of Bayer Schering Pharma. Prior to the merger of Bayer Pharmaceuticals and Schering AG in June 2006, Dr. Rubin was a member of the Executive Board of Schering AG since joining the Company in October 2003, as well as Chairman of Schering Berlin Inc. and President of Berlex Pharmaceuticals, a division of Schering AG. From 1990 until August 2003, Dr. Rubin was employed by GlaxoSmithKline where he held positions of increasing responsibility in global clinical and commercial development overseeing programs in the United States, Europe, Asia and Latin America. From 2001 through 2003, he was Senior Vice President of Global Clinical Pharmacology & Discovery Medicine. Dr. Rubin holds an M.D. from Cornell University Medical College. Dr. Rubin currently serves on the board of directors of Curis Inc. and Galectin Therapeutics. Based on Dr. Rubin’s position as the executive chairman, his extensive senior management experience and service on boards of directors in the biotechnology and pharmaceutical industries and his medical background, our Board believes that Dr. Rubin has the appropriate set of skills to serve as a member of the Board.

Sunil Bhonsle served as our Executive Vice President and Chief Operating Officer from September 1995 until December 2008 and was re-engaged as our President in May 2009. Mr. Bhonsle served in various positions, including Vice President and General Manager — Plasma Supply and Manager — Inventory and Technical Planning, at Bayer Corporation from July 1975 until April 1995. Mr. Bhonsle holds an M.B.A. from the University of California at Berkeley and a B.Tech. in chemical engineering from the Indian Institute of Technology. Based on Mr. Bhonsle’s position as the president and his substantial experience in the pharmaceutical industry, particularly in the areas of clinical development and manufacturing, our Board believes that Mr. Bhonsle has the appropriate set of skills to serve as a member of the Board.

Joseph A. Akers was employed in various capacities by Bayer Corporation, Bayer Healthcare and certain related entities, including as president of the Hematology/Cardiology Business Unit from 2004 to 2007, president and chief executive officer of Bayer Business and Corporate Services from July 2002 through 2003 and executive vice president and chief administrative and financial officer from 1999 to July 2002. Mr. Akers received a B.S. in marketing and an M.B.A. in finance from the University of California at Berkeley. Based on Mr. Akers’ extensive management experience in the pharmaceutical industry, particularly in the areas of administration and finance, our Board believes that Mr. Akers has the appropriate set of skills to serve as a member of the Board.

Victor J. Bauer, Ph.D. serves as the President of Concordia Pharmaceuticals, LLC, a biopharmaceutical company he co-founded in 2004. From February 1997 through March 2003, Dr. Bauer was employed by Titan, most recently as our Executive Director of Corporate Development. From April 1996 until its merger into Titan, Dr. Bauer also served as a director and Chairman of Theracell. Since December 1992 Dr. Bauer has been a self-employed consultant to companies in the pharmaceutical and biotechnology industries. Prior to that time, Dr. Bauer was with Hoechst-Roussel Pharmaceuticals Inc., where he served as President from 1988 through 1992. Dr. Bauer holds an SB from MIT and a Ph.D. from the University of Wisconsin, and served as a Research Fellow at Harvard University. Based on Dr. Bauer’s extensive management and consulting experience in the biotechnology and pharmaceutical industries, particularly in the areas of research and product development, our Board believes that Dr. Bauer has the appropriate set of skills to serve as a member of the Board.

Eurelio M. Cavalier was employed in various capacities by Eli Lilly & Co. from 1958 until his retirement in 1994, serving as Vice President Sales from 1976 to 1982 and Group Vice President U.S. Pharmaceutical Business Unit from 1982 to 1993. Based on Mr. Cavalier’s management experience in the pharmaceutical industry, particularly in the area of sales and marketing, our Board of directors believes that Mr. Cavalier has the appropriate set of skills to serve as a member of the Board.

M. David MacFarlane, Ph.D. served as Vice President and Responsible Head of Regulatory Affairs of Genentech, Inc. from 1989 until his retirement in August 1999. Prior to joining Genentech, Inc., he served in various positions with Glaxo Inc., last as Vice President of Regulatory Affairs. Based on Dr. MacFarlane’s management experience in the pharmaceutical industry, particularly in the area of clinical and regulatory affairs, our Board believes that Dr. MacFarlane has the appropriate set of skills to serve as a member of the Board.

James R. McNab, Jr. has served since 1998 as chief executive officer and chairman of Palmetto Pharmaceuticals, Inc., a privately-held drug discovery company he founded. He has been a chairman of the board of directors of Curis, Inc. (Nasdaq:CRIS), an oncology focused biotechnology company, since May 2002. Since 2009, Mr. McNab has served as executive chairman of FirstString Research, Inc., a privately-held biopharmaceutical company, and as chief executive officer of JT Pharmaceuticals, Inc., a privately-held drug discovery company. Mr. McNab has co-founded several privately-held companies, including Sontra Medical Corporation, a drug delivery company, and Parker Medical Associates, a manufacturer and worldwide supplier of orthopedic and sports-related products. He received a B.A. in economics from Davidson College and an M.B.A. from the University of North Carolina at Chapel Hill. Based on Mr. McNab’s extensive management experience in the pharmaceutical industry, our Board believes that Mr. McNab has the appropriate set of skills to serve as a member of the Board.

Ley S. Smith served in various positions with The Upjohn Company and Pharmacia & Upjohn from 1958 until his retirement in November 1997. From 1991 to 1993 he served as Vice Chairman of the Board of The Upjohn Company, and from 1993 to 1995 he was President and Chief Operating Officer of The Upjohn Company. At the time of his retirement, Mr. Smith was Executive Vice President of Pharmacia & Upjohn, and President of Pharmacia & Upjohn’s U.S. Pharma Product Center. Based on Mr. Smith’s management experience in the pharmaceutical industry, our Board believes that Mr. Smith has the appropriate set of skills to serve as a member of the Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2014.

Code of Ethics

We adopted a Code of Business Conduct and Ethics (the “Code”) in February 2013 that applies to all directors, officers and employees. The Code was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 and is available on our website at www.titanpharm.com. A copy of our code of ethics will also be provided to any person without charge, upon written request sent to us at our offices located at 400 Oyster Point Blvd, Suite 505, South San Francisco, California 94080.

Changes in Director Nomination Process for Stockholders

None.

Item 11.	Executive Compensation

Overview

During 2014, Dr. Rubin and Mr. Bhonsle continued as our Executive Chairman and President, respectively, with compensation packages structured to reflect our current level of operations and resources. The key objectives for 2014 were to support the review by the FDA of the Probuphine NDA, and if approved, support Braeburn in the commercial launch of the product. The FDA issued a CRL on April 30, 2013 thereby delaying potential approval of Probuphine until additional clinical and other requirements are met (See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations). Efforts subsequent to receipt of the CRL have focused on working with Braeburn and the FDA to establish a path forward for potential resubmission of the NDA with the additional information requested by the FDA. This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers who served as named executive officers during the year ended December 31, 2014. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year; however, we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation disclosure.

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

During 2014, our operations continued to focus on efforts to realize maximum shareholder value from activities associated with our Probuphine and ProNeura development programs. Accordingly, our Compensation Committee continued a compensation plan which provides base salary and potential earnings through stock option and restricted stock awards.

Base Salaries

During 2014, the base salary of our named executives was reflective of the availability of resources and level of continuing operations. Dr. Rubin received an annual salary of $210,000 and Mr. Bhonsle received an annual salary of $300,000

As we continue to evaluate the strategic alternatives for us going forward and our related human resource requirements, our Compensation Committee will continue to review appropriate base salaries for our executive officers. In making its determination, the Compensation Committee will consider the time commitment necessary and the roles our executives will play in implementing our plans.

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

Compensation Committee Interlocks and Insider Participation

Members of our Compensation Committee of the board of directors are Eurelio M. Cavalier and Victor J. Bauer. No member of our Compensation Committee was, or has been at any time in the last 10 years, an officer or employee of Titan or any of our former subsidiaries.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards ($) (1)	Stock Awards ($) (1)	All Other Compensation ($)	Total Compensation ($)
Marc Rubin, M.D.	2014	$210,000	$—	$—	$66,000	$—	$276,000
Executive Chairman	2013	$210,000	—	—	—	—	$210,000

Sunil Bhonsle	2014	300,000	—	—	66,000	—	366,000
President and Principal Financial Officer	2013	300,000	—	—	—	—	300,000

(1)	Amounts shown represent the grant date fair value computed in accordance with FASB ASC 718. The assumptions used by us with respect to the valuation of option grants and stock awards are set forth in “Titan Pharmaceuticals, Inc. Financial Statements—Notes to Financial Statements—Note 12—Stock Plans.”

GRANTS OF PLAN-BASED AWARDS

The following table shows information concerning grants of plan based awards to named executive officers during the year ended December 31, 2014.

Name	Grant Date	Approval Date(1)	Number of Shares of Common Stock Underlying Awards (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards($)(2)
Marc Rubin, M.D.	2/12/2014	2/11/2014	100,000	(3)	$—	$66,000
Sunil Bhonsle	2/12/2014	2/11/2014	100,000	(3)	$—	$66,000

(1)	All grants were approved by the Compensation Committee on the dates indicated.
(2)	Valuation assumptions are found under “Titan Pharmaceuticals, Inc. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 12—Stock Plans.”
(3)	These restricted stock awards were 25% vested on the grant date with the balance vesting on the first anniversary of the grant date.

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

2002 Stock Incentive Plan

In July 2002, we adopted the 2002 Stock Incentive Plan, or the 2002 Plan. Under the 2002 Plan, as amended, a total of approximately 7.4 million shares of our common stock were authorized for issuance to employees, officers, directors, consultants, and advisers. The 2002 Plan expired by its terms in July 2012. On December 31, 2014, options to purchase an aggregate of 3,808,553 shares of our common stock were outstanding under the 2002 Plan.

2001 Stock Option Plan

In August 2001, we adopted the 2001 Employee Non-Qualified Stock Option Plan, or the 2001 NQ Plan, pursuant to which 1,750,000 shares of common stock were authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan. The 2001 NQ Plan expired by its terms in August 2011. On December 31, 2014, options to purchase an aggregate of 1,124,000 shares of our common stock were outstanding under the 2001 NQ Plan.

2014 Incentive Plan

On February 11, 2014, our Board adopted the 2014 Incentive Plan, or the 2014 Plan, pursuant to which 2,500,000 shares of our common stock were authorized for issuance to employees, directors, officers, consultants and advisors. On December 31, 2014, restricted stock awards and options to purchase 683,500 shares of our common stock were outstanding under the 2014 Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2014.

	Awards
Name	Number of Securities Underlying Unexercised Awards (#) Exercisable	Number of Securities Underlying Unexercised Awards (#) Unexercisable	Exercise Price ($)	Expiration Date
Marc Rubin, M.D.	437,500	—	$2.40	10/01/2017
	7,500	—	1.52	5/30/2018
	100,000	—	0.79	5/17/2019
	15,000	—	0.79	5/17/2019
	285,000	—	0.79	5/17/2019
	615,000	—	0.79	5/17/2019
	150,000	—	1.40	4/15/2021
	250,000	—	1.15	1/3/2022
	—	75,000	—	2/12/2024
Sunil Bhonsle	70,000	—	2.62	2/7/2015
	10,137	—	1.40	1/3/2016
	70,000	—	1.40	1/3/2016
	11,250	—	2.35	8/29/2016
	30,737	—	3.13	1/3/2017
	45,929	—	3.13	1/3/2017
	5,000	—	1.52	5/30/2018
	100,000	—	0.79	5/17/2019
	10,000	—	0.79	5/17/2019
	390,000	—	0.79	5/17/2019
	310,000	—	0.79	5/17/2019
	200,000	—	1.40	4/15/2021
	300,000	—	1.15	1/3/2022
	—	75,000	—	2/12/2024

There were no option exercises by our named executive officers during 2014.

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

Employment Agreements

During the year ended December 31, 2014, we were not parties to employment agreements with Dr. Rubin and Mr. Bhonsle as such agreements expired by their terms on December 31, 2013.

DIRECTOR COMPENSATION

Summary of Director Compensation

The following table summarizes compensation that our directors earned during 2014 for services as members of our Board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph A. Akers (1)	$12,500	$—	$10,863	$—	$—	$—	$23,363
Victor J. Bauer, Ph.D.	55,000	—	15,953	—	—	—	70,953
Eurelio M. Cavalier	62,500	—	15,953	—	—	—	78,453
M. David MacFarlane, Ph.D.	55,000	—	15,953	—	—	—	70,953
James R. McNab, Jr. (1)	12,500	—	10,863	—	—	—	23,263
Ley S. Smith	62,500	—	15,953	—	—	—	78,453

(1)	Mr. Akers and Mr. McNab joined the Board on November 10, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 24, 2015, the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (ii) each director and director nominee; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. As of March 24, 2015, we had 110,327,707 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percent of Shares Beneficially Owned
Joseph A. Akers	37,500	(3)	*
Victor J. Bauer, Ph.D.	321,144	(4)	*
Sunil Bhonsle	2,335,310	(5)	2.1%
Eurelio M. Cavalier	447,500	(6)	*
M. David MacFarlane, Ph.D.	342,500	(7)	*
James R. McNab, Jr.	387,500	(8)	*
Marc Rubin, M.D.	2,742,200	(9)	2.4
Ley S. Smith	377,500	(10)	*
Braeburn Pharmaceuticals BVBA SPRL	9,650,000	(11)	8.7%
Broadfin Capital, LLC	10,872,500	(12)	9.9%
Robert E. Mead	6,377,885	(13)	5.8%
All executive officers and directors as a group (6) persons	6,991,154		6.1%

*	Less than one percent.

(1)	Unless otherwise indicated, the address of such individual is c/o Titan Pharmaceuticals, Inc., 400 Oyster Point Boulevard, Suite 505, South San Francisco, California 94080.

(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of a person, shares of our common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 24, 2015 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

(3)	Includes 37,500 shares issuable upon exercise of outstanding options.

(4)	Includes 285,000 shares issuable upon exercise of outstanding options.

(5)	Includes (i) 1,603,053 shares issuable upon exercise of outstanding options and (ii) 300,757 shares held in a family trust for which he serves as trustee.

(6)	Includes 265,000 shares issuable upon exercise of outstanding options.

(7)	Includes 220,000 shares issuable upon exercise of outstanding options.

(8)	Includes 37,500 shares issuable upon exercise of outstanding options.

(9)	Includes 1,960,000 shares issuable upon exercise of outstanding options.

(10)	Includes 265,000 shares issuable upon exercise of outstanding options.

(11)	Derived from a Schedule 13D filed by Braeburn, Apple Tree Consolidated BVBA Sprl (“ATC”), Apple Tree Investments S.a.r.l (“ATI”), Apple Tree Partners IV, L.P. (“ATP IV”), ATP III GP, Ltd. (“ATP GP”) and Seth L. Harrison (“Harrison”). ATP GP is the sole general partner of ATP IV. Harrison is the sole owner and director of ATP GP. As the sole owner of Braeburn, ATC may be deemed to own beneficially such shares. As the sole owner of ATC, ATI may be deemed to own beneficially such shares. As the sole owner of ATI, ATP IV may be deemed to own beneficially such shares. As the sole general partner of ATP IV, ATP GP may be deemed to own beneficially such shares. As the sole owner and director of ATP GP, Harrison may be deemed to own beneficially such shares. Each of the foregoing persons except Braeburn, disclaims beneficial ownership of such shares except to the extent of their pecuniary interest therein, if any. The address of the principal business office of Braeburn is Brugmannlaan 147, 1190 Vorst, Belgium.

(12)	Derived from a Schedule 13G filed by Broadfin Capital, LLC, Broadfin Healthcare Master Fund, Ltd. And Kevin Kotler. The address of the principal business office of Broadfin Capital, LLC is 237 Park Avenue, Suite 900, New York, New York 10017. Includes 4,500,000 shares issuable upon exercise of outstanding warrants.

(13)	Derived from a Schedule 13G filed by Mr. Mead. The address of Mr. Mead’s principal business office is 3653 Maplewood Ave., Dallas, TX 75205.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions.

None.

Independence of Directors

The following members of our Board meet the independence requirements and standards currently established by the NYSE MKT: Joseph A. Akers, Victor J. Bauer, Eurelio M. Cavalier, M. David MacFarlane, James R. McNab, Jr. and Ley S. Smith.

Board Committees

Our Board has established the following three standing committees: audit committee; compensation committee; and nominating and governance committee, or nominating committee.

The audit committee was formed in compliance with Section 3(a)(58)(A) of the Exchange Act and consists of Joseph A. Akers, Ley S. Smith, M. David MacFarlane and Victor J. Bauer, each of whom meets the independence requirements and standards currently established by the NYSE MKT and the SEC. In addition, the Board has determined that Messrs. Akers and Smith are “audit committee financial experts” and “independent” as defined under the relevant rules of the SEC and the NYSE MKT. The audit committee assists the Board by overseeing the performance of the independent auditors and the quality and integrity of Titan’s internal accounting, auditing and financial reporting practices. The audit committee is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees. During the fiscal year ended December 31, 2014, the audit committee met four times.

The compensation committee makes recommendations to the Board concerning salaries and incentive compensation for our officers, including our Principal Executive Officer, and employees and administers our stock option plans. The compensation committee consists of Eurelio M. Cavalier and Victor J. Bauer, each of whom meets the independence requirements and standards currently established by the NYSE MKT. The compensation committee did not meet as a separate committee, but did take action by written consent one time during the fiscal year ended December 31, 2014.

The purpose of the nominating committee is to assist the Board in identifying qualified individuals to become Board members, in determining the composition of the Board and in monitoring the process to assess Board effectiveness. The nominating committee consists of Eurelio M. Cavalier, M. David MacFarlane, James R. McNab, Jr. and Ley S. Smith, each of whom meets the independence requirements and standards currently established by the NYSE MKT. The nominating committee met two times as a separate committee and took action by written consent one time during the fiscal year ended December 31, 2014.

The charters for the audit, compensation and nominating committees, which have been adopted by our Board, contain detailed descriptions of the committees’ duties and responsibilities and are available in the Investor Relations section of our website at www.titanpharm.com.

Role of the Board in Risk Oversight

Our audit committee is primarily responsible for overseeing our risk management processes on behalf of the full Board. The audit committee receives reports from management at least quarterly regarding our assessment of risks. In addition, the audit committee reports regularly to the full Board, which also considers our risk profile. The audit committee and the full Board focus on the most significant risks we face and our general risk management strategies. While the Board oversees our risk management, management is responsible for day-to-day risk management processes. Our Board expects management to consider risk and risk management in each business decision, to proactively develop and monitor risk management strategies and processes for day-to-day activities and to effectively implement risk management strategies adopted by the audit committee and the Board. We believe this division of responsibilities is the most effective approach for addressing the risks we face and that our Board leadership structure, which also emphasizes the independence of the Board in its oversight of its business and affairs, supports this approach.

Board Meetings

Our business and affairs are managed under the direction of our Board, which is currently composed of eight members. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling and direction to our management. During the fiscal year ended December 31, 2014, the Board met nine times and no director attended fewer than 75% of the meetings of the Board and Board committees of which the director was a member.

Item 14.	Principal Accounting Fees and Services.

Aggregate fees billed by OUM & Co. LLP, an independent registered public accounting firm, during the fiscal years ended December 31, 2014 and 2013 were as follows:

46

	2014	2013
Audit Fees	$162,382	$161,500
Audit-Related Fees	—	—
Tax Fees	18,455	18,990
All Other Fees	—	—
Total	$180,837	$180,490

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

All Other Fees—During the years ended December 31, 2014 and 2013, OUM & Co. LLP did not incur any fees for other professional services.

The audit committee reviewed and approved all audit and non-audit services provided by OUM & Co. LLP and concluded that these services were compatible with maintaining its independence. The audit committee approved the provision of all non-audit services by OUM & Co. LLP. Of the total number of hours expended during OUM & Co. LLP’s engagement to audit our financial statements for the year ended December 31, 2013, none of the hours were attributed to work performed by persons other than permanent, full-time employees of OUM & Co. LLP.

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

TITAN PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Titan Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Titan Pharmaceuticals, Inc. as of December 31, 2014 and 2013, the related statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Titan Pharmaceuticals, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ OUM & CO. LLP

San Francisco, California

March 31, 2015

TITAN PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,
	2014	2013
	(in thousands, except share and per share data )
Assets
Current assets:
Cash	$15,470	$11,798
Receivables	3,968	4,818
Prepaid expenses and other current assets	145	204
Total current assets	19,583	16,820
Property and equipment, net	1,268	1,603
Total Assets	$20,851	$18,423
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,408	$5,118
Accrued clinical trials expenses	254	118
Other accrued liabilities	329	293
Deferred contract revenue	1,671	5,317
Total current liabilities	6,662	10,846
Warrant liability	5,578	1,817
Total Liabilities	12,240	12,663
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized, none issued and outstanding at December 31, 2014 and 2013.	—	—
Common stock, at amounts paid-in, $0.001 par value per share; 125,000,000 shares authorized, 109,997,533 and 88,794,222 shares issued and outstanding at December 31, 2014 and 2013, respectively.	289,196	284,485
Additional paid-in capital	22,235	21,692
Accumulated deficit	(302,820)	(300,417)
Total stockholders’ equity	8,611	5,760
Total Liabilities and Stockholders’ Equity	$20,851	$18,423

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
	2014	2013	2012
	(in thousands, except per share amount)
Revenue:
License revenue	$3,646	$9,057	$2,325
Royalty revenue	—	1,424	4,750
Grant revenue	—	—	42
Total revenue	3,646	10,481	7,117
Operating expenses:
Research and development	4,075	8,309	10,610
General and administrative	3,046	3,063	4,877
Total operating expenses	7,121	11,372	15,487
Loss from operations	(3,475)	(891)	(8,370)
Other income (expense):
Interest expense, net	—	(1,568)	(4,861)
Other income (expense), net	(11)	10,433	(183)
Non-cash gain (loss) on changes in the fair value of warrants	1,083	1,737	(1,766)
Other income (expense), net	1,072	10,602	(6,810)
Net income (loss) and comprehensive income (loss) applicable to common stockholders	$(2,403)	$9,711	$(15,180)
Basic net income (loss) per common share	$(0.03)	$0.12	$(0.23)
Diluted net income (loss) per common share	$(0.04)	$0.10	$(0.23)
Weighted average shares used in computing basic net income (loss) per common share	93,814	82,099	66,509
Weighted average shares used in computing diluted net income (loss) per common share	93,832	82,659	66,509

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balances at December 31, 2011	59,387	$256,436	$18,433	$(294,948)	$—	$(20,079)
Net loss				(15,180)		(15,180)
Issuance of common stock, net of issuance costs	9,917	4,653				4,653
Issuance of common stock upon exercise of warrants	5,762	4,897				4,897
Issuance of common stock upon vesting of restricted stock awards, net	150					—
Compensation related to stock options			2,581			2,581
Balances at December 31, 2012	75,216	265,986	21,014	(310,128)	—	(23,128)
Net income				9,711		9,711
Issuance of common stock, net of issuance costs	6,250	4,925				4,925
Issuance of common stock upon exercise of options	75	113				113
Issuance of common stock upon exercise of warrants	7,253	13,461				13,461
Compensation related to stock options			678			678
Balances at December 31, 2013	88,794	$284,485	$21,692	$(300,417)	$—	$5,760
Net loss				(2,403)		(2,403)
Issuance of common stock, net of issuance costs	21,000	4,747				4,747
Issuance of common stock upon vesting of restricted stock awards, net	204	(36)				(36)
Compensation related to stock options			543			543
Balances at December 31, 2014	109,998	$289,196	$22,235	$(302,820)	$—	$8,611

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(2,403)	$9,711	$(15,180)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	353	107	17
Non-cash gain on settlement of long-term debt	—	(1,860)	—
Non-cash gain on termination of royalty purchase agreement	—	(8,962)	—
Interest on royalty liability	—	—	(347)
Non-cash (gain) loss on changes in fair value of warrants	(1,083)	(1,737)	1,766
Stock-based compensation	543	678	2,581
Changes in operating assets and liabilities:
Receivables	850	(172)	(926)
Prepaid expenses and other assets	59	483	149
Accounts payable	(710)	1,351	(1,022)
Other accrued liabilities	172	(340)	417
Deferred contract revenue	(3,646)	(9,058)	14,375
Net cash provided by (used in) operating activities	(5,865)	(9,799)	1,830
Cash flows from investing activities:
Purchases of furniture and equipment	(18)	(318)	(1,154)
Net cash used in investing activities	(18)	(318)	(1,154)
Cash flows from financing activities:
Proceeds from issuance of common stock from the exercise of stock options	—	113	—
Proceeds from issuance of common stock and warrants, net of issuance costs	9,591	4,925	7,516
Issuance of common stock from the vesting of restricted shares	(36)	—	—
Proceeds from the exercise of warrants, net of issuance costs	—	1,275	4,897
Payments on long-term debt	—	(2,500)	(393)
Net cash provided by financing activities	9,555	3,813	12,020
Net increase (decrease) in cash	3,672	(6,304)	12,696
Cash at beginning of period	11,798	18,102	5,406
Cash at end of period	$15,470	$11,798	$18,102
Supplemental disclosure of cash flow information
Interest paid	$—	$1,568	$2,576
Schedule of non-cash transactions
Settlement of long-term debt	$—	$7,500	$—
Fair value of warrants at the time of exercise	$—	$4,686	$—

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

The Company

We are a specialty pharmaceutical company developing proprietary therapeutics for the treatment of serious medical disorders. Our product development programs utilize our proprietary long-term drug delivery platform, ProNeura®, and focus primarily on innovative treatments for select chronic diseases for which steady state delivery of a drug provides an efficacy and/or safety benefit. We are directly developing our product candidates and also utilize corporate, academic and government partnerships as appropriate. We operate in only one business segment, the development of pharmaceutical products.

The accompanying financial statements have been prepared assuming we will continue as a going concern. At December 31, 2014, we had cash of approximately $15.5 million, which we believe is sufficient to fund our planned operations into the fourth quarter of 2016.

Although Braeburn has commenced the clinical study and is proceeding with plans for completing the clinical study expeditiously, under our December 2012 license agreement with Braeburn, as amended, Braeburn currently has the technical right to terminate the Agreement. If Braeburn were to exercise its right to terminate the Agreement, we would not have sufficient funds available to us to complete the FDA regulatory process and, in the event of ultimate approval, commercialize Probuphine without raising additional capital. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing in such event, our business and prospects would be materially adversely impacted. Furthermore, in order to advance our current ProNeura development program for Parkinson’s disease to later stage clinical studies, we will require additional funds, either through payments from Braeburn under the license agreement in the event the Probuphine NDA is ultimately approved or through other financing arrangements, to complete the clinical studies and regulatory approval process necessary to commercialize any additional products we might develop.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

We recognize compensation expense using a fair-value based method, for all stock-based payments including stock options and restricted stock awards and stock issued under an employee stock purchase plan. These standards require companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. See Note 12 “Stock Plans,” for a discussion of our stock-based compensation plans. Our non-cash stock-based compensation expense related to employees and non-employee members of our board of directors totaled $0.5 million, $0.7 million and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

All investments with original maturities of three months or less are considered to be cash equivalents. Marketable securities, consisting primarily of high-grade debt securities including money market funds, U.S. government and corporate notes and bonds, and commercial paper, are classified as available-for-sale at time of purchase and carried at fair value. If the fair value of a security is below its amortized cost and we plan to sell the security before recovering its cost, the impairment is considered to be other-than-temporary. Other-than-temporary declines in fair value of our marketable securities are charged against interest income. We did not have cash equivalents or marketable securities as of December 31, 2014 and 2013 and for any of the periods presented.

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

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) a contractual agreement exists; (2) transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. For each source of revenue, we comply with the above revenue recognition criteria in the following manner:

•	Technology license agreements typically consist of non-refundable upfront license fees, annual minimum access fees or royalty payments. Non-refundable upfront license fees and annual minimum payments received with separable stand-alone values are recognized when the technology is transferred or accessed, provided that the technology transferred or accessed is not dependent on the outcome of our continuing research and development efforts.

•	Royalties earned are based on third-party sales of licensed products and are recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonably assured. We no longer recognize royalty income related to the Fanapt royalty payments received from Novartis unless Fanapt sales exceed certain thresholds (see Note 8, “Royalty Liability” for further discussion).

•	Government grants, which support our research efforts in specific projects, generally provide for reimbursement of approved costs as defined in the notices of grants. Grant revenue is recognized when associated project costs are incurred.

•	Collaborative arrangements typically consist of non-refundable and/or exclusive technology access fees, cost reimbursements for specific research and development spending, and various milestone and future product royalty payments. If the delivered technology does not have stand-alone value, the amount of revenue allocable to the delivered technology is deferred. Non-refundable upfront fees with stand-alone value that are not dependent on future performance under these agreements are recognized as revenue when received, and are deferred if we have continuing performance obligations and have no evidence of fair value of those obligations. Cost reimbursements for research and development spending are recognized when the related costs are incurred and when collections are reasonably expected. Payments received related to substantive, performance-based “at-risk” milestones are recognized as revenue upon achievement of the clinical success or regulatory event specified in the underlying contracts, which represent the culmination of the earnings process. Amounts received in advance are recorded as deferred revenue until the technology is transferred, costs are incurred, or a milestone is reached.

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

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share for the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Numerator:
Net income (loss) used for basic earnings per share	$(2,403)	$9,711	$(15,180)
Less change in fair value of warrant liability	1,083	1,737	—
Net (loss) income used for diluted earnings per share	$(3,486)	$7,974	$(15,180)
Denominator:
Basic weighted-average outstanding common shares	93,814	82,099	66,509
Effect of dilutive potential common shares resulting from options	18	493	—
Effect of dilutive potential common shares resulting from warrants	—	67	—
Weighted-average shares outstanding—diluted	93,832	82,659	66,509
Net income (loss) per common share:
Basic	$(0.03)	$0.12	$(0.23)
Diluted	$(0.04)	$0.10	$(0.23)

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of shares of common stock outstanding used for the calculation of diluted net income (loss) per common share. These are excluded from the calculation due to their anti-dilutive effect for the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
(in thousands)	2014	2013	2012
Weighted-average anti-dilutive common shares resulting from options and awards	6,894	2,628	4,213
Weighted-average anti-dilutive common shares resulting from warrants	2,333	675	3,011
	9,227	3,303	7,224

Comprehensive Income (Loss)

Comprehensive income and loss for the periods presented is comprised solely of our net income and loss. Comprehensive loss for the year ended December 31, 2014 was $2.4 million. Comprehensive income for the year ended December 31, 2013 was $9.7 million. Comprehensive loss for the year ended December 31, 2012 was $15.2 million.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, providing guidance on the presentation of unrecognized tax benefits in the financial statements as either a reduction to a deferred tax asset or a liability to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of the amendments in this ASU did not have a significant impact on our financial statements.

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

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The standard provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service condition is a performance condition. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost for such award would be recognized over the required service period, if it is probable that the performance condition will be achieved. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date. Companies also have the option to apply the amendments on a modified retrospective basis for performance targets outstanding on or after the beginning of the first annual period presented as of the adoption date. We are currently evaluating the impact of our pending adoption of ASU 2014-12 on our financial statements and the method by which we will adopt the standard.

Subsequent Events

We have evaluated events that have occurred subsequent to December 31, 2014 and through the date that the financial statements are issued.

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

During the years ended December 31, 2014 and 2013, as a result of the fair value adjustment of the warrant liabilities, we recorded non-cash gains on decreases in the fair value of $1,083,000 and $1,737,000, respectively, in our statements of operations and comprehensive income (loss). See Note 9, “Warrant Liability” for further discussion on the calculation of the fair value of the warrant liability.

The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the years ended December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Fair value, beginning of period	$1,817	$8,240
Issuance of warrants	4,844	—
Exercise of warrants	—	(4,686)
Change in fair value	(1,083)	(1,737)
Fair value, end of period	$5,578	$1,817

2. Property and Equipment

Property and equipment consisted of the following at December 31, 2014 and 2013 (in thousands):

	2014	2013
Furniture and office equipment	$388	$388
Leasehold improvements	408	408
Laboratory equipment	2,333	2,318
Computer equipment	1,046	1,043
	4,175	4,157
Less accumulated depreciation and amortization	(2,907)	(2,554)
Property and equipment, net	$1,268	$1,603

Depreciation and amortization expense was $353,000, $107,000 and $17,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

3. Research and License Agreements

We have entered into various agreements with research institutions, universities, clinical research organizations and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Expenses under these agreements totaled approximately $3,000 in the years ended December 31, 2014, 2013 and 2012.

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

5. Iloperidone Sublicense to Novartis Pharma AG

We are  party to an agreement with Novartis, which, as amended, granted Novartis a worldwide sublicense to iloperidone (Fanapt®) in exchange for tiered royalties on net sales ranging from 8% to 10% and assumption of responsibility for all clinical development, registration, manufacturing and marketing of the product. Novartis had the right to commercialize Fanapt in the United States and Canada. In December 2014, Novartis transferred all rights to commercialize Fanapt in the United States and Canada to Vanda Pharmaceuticals, Inc. Our rights under the agreements have not changed. Pursuant to agreements entered into during 2011, we sold substantially all of our remaining future royalties on the sales of Fanapt® to Deerfield, and accordingly the future royalty payments owed to us by Novartis will continue to be transmitted to Deerfield upon receipt from Novartis per the terms of the agreement with Deerfield. See Note 8, “Royalty Liability” for further discussion of our royalty liabilities.

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

 On November 12, 2013, we entered into the stock purchase agreement pursuant to which Braeburn made a $5 million equity investment in our company and the Third Amendment primarily to modify the amount and timing of the approval and sales milestone payments payable under the Agreement. Under the Third Amendment, we are entitled to receive a $15 million payment upon FDA approval of the NDA and royalties on net sales of Probuphine ranging in percentage from the mid-teens to the low twenties. The agreement also provides for up to $165 million in sales milestones and $35 million in regulatory milestones.  In addition, we are entitled to receive a low single digit royalty on sales by Braeburn, if any, of other continuous delivery treatments for opioid dependence as defined in the Third Amendment and can elect to receive a low single digit royalty on sales by Braeburn, if any, of other products in the addiction market in exchange for a similar reduction in our royalties on Probuphine.

We have evaluated the revenue components of the agreement, which includes multiple elements, to determine whether the components of the arrangement represent separate units of accounting. We have determined that the non-refundable, up-front license fee of $15.75 million (approximately $15.0 million, net of expenses) and our costs up to the PDUFA date to be one deliverable which will be accounted for as a single unit of accounting. This amount will be recognized on a straight-line basis over the estimated period during which we expect to meet the contract deliverables. Based on our understanding of subsequent steps to be performed following the PDUFA date related to the completion of the transition of production and supply services to Braeburn, we estimated the revenue recognition period from the up-front payment to be approximately 12 months from the date of the agreement. Accordingly, we recognized revenue for the up-front payment ratably from December 14, 2012, the date of the agreement, through March 31, 2013 at an amount equal to approximately $1.25 million per month. Following the receipt of the CRL in April 2013, we estimated the revenue recognition period for the up-front payment would be approximately 18 months from the date of the agreement. Accordingly, we recognized the remaining revenue from the up-front payment ratably from April 1, 2013 through September 30, 2013 at an amount equal to approximately $733,000 per month. Following our meeting with the FDA in November 2013 and subsequent discussions in which an agreement in principle with respect to a path forward has been reached with the FDA, we estimate the revenue recognition period for the up-front payment to be approximately 30 months from the date of the agreement. Accordingly, we will recognize the remaining revenue from the up-front payment ratably from September 30, 2013 at an amount equal to approximately $304,000 per month. As of December 31, 2014, we have recognized approximately $13.3 million in license revenue and recorded deferred revenues of $1.7 million related to the up-front payment. Internal and external research and development costs related to this product will be expensed in the period incurred.

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

Lease Commitments

We lease facilities under operating leases that expire at various dates through June 2016. Rent expense was $209,000, $210,000, and $203,000 for years ended December 31, 2014, 2013, and 2012, respectively.

The following is a schedule of future minimum lease payments at December 31, 2014 (in thousands):

2015	$211
2016 and thereafter	106
$317

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

On April 9, 2012, in connection with subscription agreements with certain institutional investors for the purchase and sale of 6,517,648 shares of our common stock, we issued (i) six-year warrants (“Series A Warrants”) to purchase 6,517,648 shares of common stock at an exercise price of $1.15 per share and (ii) six-month warrants (“Series B Warrants”) to purchase 6,517,648 shares of common stock at an exercise price of $0.85 per share. As a result of our public offering in October 2014 and anti-dilution provisions contained in the outstanding Series A warrants, the exercise price of such warrants was reduced from $1.15 to $0.89 per share. The Series A Warrants and Series B Warrants contain a provision where the warrant holder has the option to receive cash, equal to the Black Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Lattice valuation model, and the changes in the fair value are recorded in the Statements of Operations and Comprehensive Income (Loss). The Lattice model provides for assumptions regarding volatility and risk-free interest rates within the total period to maturity.

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

The key assumptions used to value the Series A Warrants were as follows:

Assumption	December 31, 2014
Expected price volatility	90%
Expected term (in years)	3.27
Risk-free interest rate	1.18%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.16

In October 2014, we completed an underwritten public offering of 21,000,000 units at an offering price of $0.50 per unit, with each unit consisting of one share of common stock and 0.75 of a warrant (“Class A Warrant”), each full warrant to purchase one share of common stock at an exercise price of $0.60 per share. The Class A Warrants will entitle the holders thereof to purchase an aggregate of 15,750,000 shares of our common stock at an initial exercise price of $0.60 per share of common stock. The Class A Warrants will be exercisable beginning on the later of (i) one year and one day from the date of issuance and (ii) the date our stockholders approve either an increase in the number of our authorized shares of common stock or a reverse stock split, in either case in an amount sufficient to permit the exercise in full of the Class A Warrants and will expire on the fifth anniversary of the date they first become exercisable.

We agreed to hold a stockholders meeting no later than March 31, 2015 in order to seek stockholder approval for an amendment to our certificate of incorporation to either (i) increase the number of shares of common stock we are authorized to issue or (ii) effect a reverse split of the common stock, in either case in an amount sufficient to permit the exercise in full of the Class A Warrants in accordance with their terms. In the event that we are unable to effect an increase in our authorized shares of common stock or effect a reverse split of our common stock prior to October 9, 2015, we will be required to pay liquidated damages in the aggregate amount of $2,500,000. In February 2015, the Class A Warrants were amended to extend the date of the required stockholders’ meeting to August 31, 2015 (see Note 15, “Subsequent Events” for further discussion).

We also agreed to issue to the underwriter warrants to purchase 630,000 shares of common stock (“Underwriter Warrant”). The underwriter’s warrants have an exercise price per share of $0.60 and may be exercised on a cashless basis. The underwriter’s warrants are not redeemable by us. The underwriter’s warrants are substantially the same form as the Class A Warrants included in the units except that the underwriter’s warrants do not include certain liquidated damages rights contained in the Class A Warrants and will expire on the fifth anniversary of the date of effectiveness of the registration statement.

The Class A Warrants and Underwriter Warrants contain a provision where the warrant holder has the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model, and the changes in the fair value are recorded in the Statements of Operations and Comprehensive Income (Loss). The Lattice model provides for assumptions regarding volatility and risk-free interest rates within the total period to maturity.

The key assumptions used to value the Class A Warrants were as follows:

Assumption	December 31, 2014
Expected price volatility	90%
Expected term (in years)	5.8
Risk-free interest rate	1.73%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.29

The key assumptions used to value the Underwriter Warrants were as follows:

Assumption	December 31, 2014
Expected price volatility	90%
Expected term (in years)	4.8
Risk-free interest rate	1.59%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.24

10. Guarantees and Indemnifications

As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2014.

In the normal course of business, we have commitments to make certain milestone payments to various clinical research organizations in connection with our clinical trial activities. Payments are contingent upon the achievement of specific milestones or events as defined in the agreements, and we have made appropriate accruals in our financial statements for those milestones that were achieved as of December 31, 2014. We also provide indemnifications of varying scope to our CROs and investigators against claims made by third parties arising from the use of our products and processes in clinical trials. Historically, costs related to these indemnification provisions were immaterial. We also maintain various liability insurance policies that limit our exposure. We are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

11. Stockholders’ Equity (Deficit)

Common Stock

In October 2014, we completed an underwritten public offering of 21,000,000 units at an offering price of $0.50 per unit, with each unit consisting of one share of common stock and 0.75 of a warrant, each full warrant to purchase one share of common stock at an exercise price of $0.60 per share. Net proceeds were approximately $9.6 million after deducting underwriting discounts, commissions and other related expenses. As a result of the public offering, and pursuant to the terms of the existing Series A Warrants, the exercise price of the Series A Warrants (See Note 9, “Warrant Liability” for further discussion) was adjusted to $0.89 per share.

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

As of December 31, 2014, warrants to purchase shares of common stock consisted of the following (in thousands, except per share price):

Date Issued	Expiration Date	Exercise Price	Outstanding at December 31, 2014
04/13/2012	04/13/2018	$0.89	5,409
10/08/2014	10/08/2019	$0.60	630
10/08/2014	10/08/2020	$0.60	15,750
			21,789

Shares Reserved for Future Issuance

As of December 31, 2014, shares of common stock reserved by us for future issuance consisted of the following (in thousands):

Stock options outstanding	6,979
Shares issuable upon the exercise of warrants	5,409
12,388

12. Stock Plans

On February 11, 2014, our Board adopted the 2014 Incentive Plan, or the 2014 Plan, pursuant to which 2,500,000 shares of our common stock were authorized for issuance to employees, directors, officers, consultants and advisors. On December 31, 2014, restricted stock awards and options to purchase 683,500 shares of our common stock were outstanding under the 2014 Plan.

In July 2002, we adopted the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan assumed the options which remained available for grant under our option plans previously approved by stockholders. Under the 2002 Plan and predecessor plans, a total of 7.4 million shares of our common stock were authorized for issuance to employees, officers, directors, consultants, and advisers. In August 2005, we adopted an amendment to the 2002 Stock Incentive Plan (“2002 Plan”) to (i) permit the issuance of shares of restricted stock and stock appreciation rights to participants under the 2002 Plan, and (ii) increase the number of shares issuable pursuant to grants under the 2002 Plan from 2,000,000 to 3,000,000. Options granted under the 2002 Plan and predecessor plans may either be incentive stock options within the meaning of Section 422 of the Internal Revenue Code and/or options that do not qualify as incentive stock options; however, only employees are eligible to receive incentive stock options. Options granted under the option plans generally expire no later than ten years from the date of grant. Option vesting schedule and exercise price are determined at time of grant by the board of directors or compensation committee. Historically, the exercise prices of options granted under the 2002 Plan were 100% of the fair market value of our common stock on the date of grant. The 2002 Plan expired by its terms in July 2012. On December 31, 2014, options to purchase an aggregate of 3,808,553 shares of our common stock were outstanding under the 2002 Plan.

In August 2001, we adopted the 2001 Employee Non-Qualified Stock Option Plan (“2001 NQ Plan”) pursuant to which 1,750,000 shares of common stock were authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan. Options granted under the option plans generally expire no later than ten years from the date of grant. Option vesting schedule and exercise price were determined at time of grant by the board of directors or compensation committee. Historically, the exercise prices of options granted under the 2001 NQ Plan were 100% of the fair market value of our common stock on the date of grant. The 2001 Stock Option Plan expired by its terms in August 2011. On December 31, 2014, options to purchase an aggregate of 1,124,000 shares of our common stock were outstanding under the 2001 NQ Plan.

Activity under our stock plans, as well as non-plan activity, is summarized below (shares in thousands):

	Shares or Awards Available For Grant	Number of Options and Awards Outstanding	Weighted Average Exercise Price
Balance at December 31, 2011	2,578	5,595	$1.56
Options granted	(1,718)	1,718	$1.14
Options cancelled and expired	290	(290)	$5.54
Awards issued	—	(181)	$—
Expiration of option plan	(1,150)	—	$—
Balance at December 31, 2012	—	6,842	$1.33
Options exercised	—	(75)	$1.50
Options cancelled and expired	—	(35)	$3.29
Balance at December 31, 2013	—	6,732	$1.31
Increase in shares reserved	2,500	—	—
Options granted	(325)	325	$0.63
Options cancelled and forfeited	—	(27)	$1.66
Options expired	—	(410)	$2.12
Awards granted	(617)	617	$—
Awards issued	—	(258)	$—
Balance at December 31, 2014	1,558	6,979	$1.16

The 2002 Plan and the 2001 NQ Plan allow for stock options issued as the result of a merger or consolidation of another entity, including the acquisition of the minority interest of our former subsidiaries, to be added to the maximum number of shares provided for in the plan (“Substitute Options”). Consequently, Substitute Options are not returned to the shares reserved under the plan when cancelled. During 2014, 2013 and 2012, the number of Substitute Options cancelled was immaterial.

Options to purchase approximately 6.6 million and 6.7 million shares were exercisable at December 31, 2014 and 2013, respectively. The options outstanding at December 31, 2014 have been segregated into four ranges for additional disclosure as follows (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.45 - $0.92	2,615	4.95	$0.77	2,490	$0.78
$0.93 - $1.19	1,668	6.97	$1.15	1,668	$1.15
$1.20 - $1.46	1,194	5.03	$1.33	1,194	$1.33
$1.47 - $3.13	1,143	3.00	$2.29	1,143	$2.29
$0.45 - $3.13	6,620	5.14	$1.23	6,495	$1.24

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Weighted-average risk-free interest rate	2.04%	0.92%	0.91%
Expected dividend payments	—	—	—
Expected holding period (years)(1)	6.46	3.9	5.1
Weighted-average volatility factor(2)	1.65	1.38	1.75
Estimated forfeiture rates for options granted	31%	31%	31%

(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.

(2)	Weighted average volatility is based on the historical volatility of our common stock.

(3)	Estimated forfeiture rates are based on historical data.

During the year ended December 31, 2014, 325,000 options and 617,000 awards were granted. Based upon the above methodology, the weighted-average fair value of options and awards granted during the years ended December 31, 2014 and 2012 was $0.64 and $1.09, respectively. No options or awards were granted during the year ended December 31, 2013.

The following table summarizes the stock-based compensation expense and impact on our basic and diluted loss per share for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Research and development	$245	$378	$1,021
General and administrative	298	300	1,560
Total stock-based compensation expenses	$543	$678	$2,581
Increase in basic net income (loss) per share	$(0.01)	$(0.01)	$(0.04)
Increase in diluted net income (loss) per share	$(0.01)	$(0.01)	$(0.04)

No tax benefit was recognized related to stock-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

During the year ended December 31, 2014, 325,000 options were granted to employees, directors and consultants. The following table summarizes option activity for the year ended December 31, 2014:

(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	6,732	$1.31
Granted	325	0.63
Cancelled and forfeited	(27)	1.66
Expired	(410)	2.12
Outstanding at December 31, 2014	6,620	$1.23	5.14	$1
Exercisable at December 31, 2014	6,495	$1.24	5.05	$—

As of December 31, 2014, there was approximately $19,000 of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 0.65 years.

During the year ended December 31, 2014, 617,000 restricted stock awards were granted to employees, directors and consultants. The following table summarizes restricted stock award activity for the year ended December 31, 2014:

(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	—	$—
Granted	617	—
Released	(258)	—
Outstanding at December 31, 2014	359	$—	9.12	$166
Exercisable at December 31, 2014	—	$—	—	$—

Of the 258,000 released restricted stock awards during 2014, approximately 54,000 were withheld to satisfy tax withholding requirements.

As of December 31, 2014, there was approximately $26,000 of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 0.11 years.

13. Income Taxes

As of December 31, 2014, we had net operating loss carryforwards for federal income tax purposes of approximately $232.5 million that expire at various dates through 2034, and federal research and development tax credits of approximately $8.3 million that expire at various dates through 2034. We also had net operating loss carryforwards for California income tax purposes of approximately $154.7 million that expire at various dates through 2034 and state research and development tax credits of approximately $8.1 million which do not expire. Approximately $12.4 million of federal and state net operating loss carryforwards represent stock option deductions arising from activity under our stock option plans, the benefit of which will increase additional paid in capital when realized.

Current federal and California tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change of a corporation. We have performed a change in ownership analysis through December 31, 2014 and, accordingly, all of our net operating loss and tax credit carryforwards are available to offset future taxable income, if any.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and credit carryforwards. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$88,086	$85,912
Research credit carryforwards	13,645	13,481
Other, net	3,529	3,962
Deferred revenue	666	2,116
Total deferred tax assets	105,926	105,471
Valuation allowance	(105,926)	(105,471)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $0.5 million during 2014, increased by $1.7 million during 2013 and increased by $3.1 million during 2012.

Under ASC 718, the deferred tax asset for net operating losses as of December 31, 2014 excludes deductions for excess tax benefits related to stock based compensation.

TITAN PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The provision for income taxes consists of state minimum taxes due. The effective tax rate of our provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands):

	Year Ending December 31,
	2014	2013	2012
Computed at 34%	$(839)	$3,301	$(5,134)
State taxes	592	213	(234)
Book gains (losses) not currently benefited	454	1,656	3,120
Other	235	(476)	1,901
Disallowed interest expense	—	160	1,363
Income from debt restructuring	—	—	(1,615)
Revaluation of warrant liability	(346)	(591)	600
Research and development credits	(97)	(583)	—
Non-cash gain from termination of royalty purchase agreement	—	(3,047)	—
Non-cash gain on settlement of long-term debt	—	(632)	—
Total	$(1)	$1	$1

We had no unrecognized tax benefits or any amounts accrued for interest and penalties for the three year period ended December 31, 2014. Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense.

We file tax returns in the U.S. Federal jurisdiction and some state jurisdictions. We are subject to the U.S. federal and state income tax examination by tax authorities for such years 1995 through 2014, due to net operating losses that are being carried forward for tax purposes.

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

14. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amount)
2014
Total revenue	$911	$911	$911	$912
Net income (loss)	$(1,804)	$(842)	$716	$(473)
Basic net income (loss) per share	$(0.02)	$(0.01)	$0.01	$(0.00)
Diluted net income (loss) per share	$(0.02)	$(0.01)	$(0.01)	$(0.01)

2013
Total revenue	$5,174	$2,198	$2,198	$911
Net income (loss)	$6,001	$5,064	$(1,145)	$(209)
Basic net income (loss) per share	$0.08	$0.06	$(0.01)	$(0.00)
Diluted net income (loss) per share	$0.07	$0.00	$(0.01)	$(0.00)

15. Subsequent Events

In February 2015, we amended the Class A Warrants issued in connection with our public offering in October 2014 to extend the date by which we must hold a stockholders meeting for the purpose of seeking approval of our stockholders for an amendment to our certificate of incorporation to either (i) increase the number of shares of common stock we are authorized to issue or (ii) effect a reverse split of the common stock to August 31, 2015.

(b)     Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended[9]

3.2	By-laws of the Registrant[1]

3.3	Certificate of Designations of Junior Participating Preferred Stock of Titan Pharmaceuticals, Inc.[15]

4.1	Registration Rights Agreement dated as of December 17, 2007[2]

4.2	Registration Rights Agreement dated as of December 8, 2009[9]

4.3	Warrant to Purchase Common Stock dated December 23, 2009 issued to Oxford Finance Corporation[9]

4.4	Form of Warrant[13]

4.5	Registration Rights Agreement, dated as of March 15, 2011[13]

4.6	Form of Series A Warrant[18]

4.6	Form of Class A Warrant[26]

4.6	Form of Underwriter Warrant[26]

10.1	1998 Stock Option Plan[3]

10.2	2001 Non-Qualified Employee Stock Option Plan[4]

10.3	2002 Stock Option Plan[5]

10.4	Employment Agreement between the Registrant and Sunil Bhonsle, dated May 16, 2009, as amended by agreements dated February 17, 2010, December 30, 2011 and December 31, 2012[9,16,19]

10.5	Employment Agreement between the Registrant and Marc Rubin, dated May 16, 2009, as amended by agreements dated February 17, 2010, December 30, 2011 and December 31, 2012,9 16, 19

10.6	Lease for the Registrant’s facilities, amended as of October 1, 2004[6]

10.7	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009[9]

10.8*	License Agreement between the Registrant and Sanofi-Aventis SA effective as of December 31, 1996[7]

10.9*	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997[8]

10.10	Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated December 18, 2009[9]

10.11	Stock Purchase Agreement between the Registrant and certain investors dated December 8, 2009[9]

10.12	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Marc Rubin[10]

10.13	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Sunil Bhonsle[10]

10.14	Amendment to lease for Registrant’s facilities dated June 15, 2010[11]

10.15	Amended and Restated Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated September 27, 2010[12]

10.16	Facility Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited, as amended on February 6, 2013[13,27]

10.17	Security Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[13]

10.18	Royalty Purchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.19	Amended and Restated Royalty Agreement, dated November 14, 2011 by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.20	Amended and Restated Royalty Repurchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., and Horizon Sante TTNP SARL[14]

10.21	Cash Management Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.22	Paying Agent Agreement, dated November 14, 2011, by and among the Company, Deerfield Management Company, L.P. and U.S. Bank National Association[14]

10.23	Agreement, dated as of November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[14]

10.24	Form of Subscription Agreement dated April 9, 2012[18]

10.25*	License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl, dated December 14, 2012[20]

10.26	Amendment dated May 28, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [21]

10.27	Second Amendment dated July 2, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [22]

10.28	Third Amendment dated November 12, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [23]

10.29	Stock Purchase Agreement dated November 12, 2013 by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [23]

10.30	2014 Incentive Plan[24]

14.1	Code of Business Conduct and Ethics [25]

23.1	Consent of OUM & Co., LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 33-99386).

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 27, 2007.

(3)	Incorporated by reference from the Registrant’s definitive Proxy Statement filed on July 28, 2000.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-42367).

(9)	Incorporated by reference from the Registrant’s Registration Statement on Form 10.

(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.

(12)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 18, 2011.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2011.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 21, 2011.

(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 4, 2012.

(17)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 10, 2013.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 2, 2013.

(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on February 28, 2013.

(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 29, 2013.

(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 5, 2013.

(23)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated November 13, 2013.

(24)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

(25)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.

(26)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A (File No. 333-198476).

(27)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated February 7, 2013.

*	Confidential treatment has been granted with respect to portions of this exhibit.

**	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2015	TITAN PHARMACEUTICALS, INC.

	By:	/S/ SUNIL BHONSLE
	Name:	Sunil Bhonsle
	Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Marc Rubin, M.D.	Executive Chairman	March 31, 2015
Marc Rubin, M.D.

/s/ Sunil Bhonsle	President and Director	March 31, 2015
Sunil Bhonsle	(principal executive officer and principal financial officer)

/s/ Joseph A. Akers	Director	March 31, 2015
Joseph A. Akers

/s/ Victor J. Bauer, Ph.D.	Director	March 31, 2015
Victor J. Bauer, Ph.D.

/s/ Eurelio M. Cavalier	Director	March 31, 2015
Eurelio M. Cavalier

/s/ M. David MacFarlane, Ph.D.	Director	March 31, 2015
M. David MacFarlane, Ph.D.

/s/ James R. McNab, Jr.	Director	March 31, 2015
James R. McNab, Jr.

/s/ Ley S. Smith	Director	March 31, 2015
Ley S. Smith

/s/ Brian E. Crowley	Vice President, Finance	March 31, 2015
Brian E. Crowley	(principal accounting officer)

EXHIBIT INDEX

Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended[9]

3.2	By-laws of the Registrant[1]

3.3	Certificate of Designations of Junior Participating Preferred Stock of Titan Pharmaceuticals, Inc.[15]

4.1	Registration Rights Agreement dated as of December 17, 2007[2]

4.2	Registration Rights Agreement dated as of December 8, 2009[9]

4.3	Warrant to Purchase Common Stock dated December 23, 2009 issued to Oxford Finance Corporation[9]

4.4	Form of Warrant[13]

4.5	Registration Rights Agreement, dated as of March 15, 2011[13]

4.6	Form of Series A Warrant[18]

4.6	Form of Class A Warrant[26]

4.6	Form of Underwriter Warrant[26]

10.1	1998 Stock Option Plan[3]

10.2	2001 Non-Qualified Employee Stock Option Plan[4]

10.3	2002 Stock Option Plan[5]

10.4	Employment Agreement between the Registrant and Sunil Bhonsle, dated May 16, 2009, as amended by agreements dated February 17, 2010, December 30, 2011 and December 31, 2012[9,16,19]

10.5	Employment Agreement between the Registrant and Marc Rubin, dated May 16, 2009, as amended by agreements dated February 17, 2010, December 30, 2011 and December 31, 2012,9 16, 19

10.6	Lease for the Registrant’s facilities, amended as of October 1, 2004[6]

10.7	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009[9]

10.8*	License Agreement between the Registrant and Sanofi-Aventis SA effective as of December 31, 1996[7]

10.9*	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997[8]

10.10	Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated December 18, 2009[9]

10.11	Stock Purchase Agreement between the Registrant and certain investors dated December 8, 2009[9]

10.12	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Marc Rubin[10]

10.13	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Sunil Bhonsle[10]

10.14	Amendment to lease for Registrant’s facilities dated June 15, 2010[11]

10.15	Amended and Restated Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated September 27, 2010[12]

10.16	Facility Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited, as amended on February 6, 2013[13,27]

10.17	Security Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[13]

10.18	Royalty Purchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.19	Amended and Restated Royalty Agreement, dated November 14, 2011 by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.20	Amended and Restated Royalty Repurchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., and Horizon Sante TTNP SARL[14]

10.21	Cash Management Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL[14]

10.22	Paying Agent Agreement, dated November 14, 2011, by and among the Company, Deerfield Management Company, L.P. and U.S. Bank National Association[14]

10.23	Agreement, dated as of November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited[14]

10.24	Form of Subscription Agreement dated April 9, 2012[18]

10.25*	License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl, dated December 14, 2012[20]

10.26	Amendment dated May 28, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [21]

10.27	Second Amendment dated July 2, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [22]

10.28	Third Amendment dated November 12, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [23]

10.29	Stock Purchase Agreement dated November 12, 2013 by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [23]

10.30	2014 Incentive Plan[24]

14.1	Code of Business Conduct and Ethics [25]

23.1	Consent of OUM & Co., LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 33-99386).

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 27, 2007.

(3)	Incorporated by reference from the Registrant’s definitive Proxy Statement filed on July 28, 2000.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-42367).

(9)	Incorporated by reference from the Registrant’s Registration Statement on Form 10.

(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.

(12)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 18, 2011.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2011.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 21, 2011.

(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 4, 2012.

(17)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 10, 2013.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 2, 2013.

(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on February 28, 2013.

(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 29, 2013.

(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 5, 2013.

(23)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated November 13, 2013.

(24)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

(25)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.

(26)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A (File No. 333-198476).

(27)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated February 7, 2013.

*	Confidential treatment has been granted with respect to portions of this exhibit.

**	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

