Form 10-Q
period 2015-03-31
TITAN PHARMACEUTICALS INC
filed 2015-05-13
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015.

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

There were 110,327,707 shares of the Registrant’s Common Stock issued and outstanding on May 7, 2015.

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2015	December 31, 2014
	(unaudited)	(Note 1)
Assets
Current assets:
Cash	$13,423	$15,470
Receivables	3,483	3,968
Prepaid expenses and other current assets	296	145
Total current assets	17,202	19,583
Property and equipment, net	1,186	1,268
Total assets	$18,388	$20,851

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,948	$4,408
Accrued clinical trials expenses	292	254
Other accrued liabilities	340	329
Deferred contract revenue	760	1,671
Total current liabilities	5,340	6,662
Warrant liabilities	8,857	5,578
Total liabilities	14,197	12,240

Commitments and contingencies
Stockholders’ equity:
Common stock, at amounts paid-in	289,182	289,196
Additional paid-in capital	22,726	22,235
Accumulated deficit	(307,717)	(302,820)
Total stockholders’ equity	4,191	8,611
Total liabilities and stockholders’ equity	$18,388	$20,851

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amount)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
License revenue	$911	$911
Total revenue	911	911
Operating expenses:
Research and development	1,431	949
General and administrative	1,095	896
Total operating expenses	2,526	1,845
Loss from operations	(1,615)	(934)
Other expense:
Other expense, net	(3)	(6)
Non-cash loss on changes in the fair value of warrants	(3,279)	(864)
Other expense, net	(3,282)	(870)
Net loss and comprehensive loss	$(4,897)	$(1,804)
Basic net loss per common share	$(0.04)	$(0.02)
Diluted net loss per common share	$(0.04)	$(0.02)
Weighted average shares used in computing basic net loss per common share	110,170	88,929
Weighted average shares used in computing diluted net loss per common share	110,305	88,929

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,897)	$(1,804)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	89	88
Non-cash loss on changes in fair value of warrants	3,279	864
Stock-based compensation	491	326
Changes in operating assets and liabilities:
Receivables	485	738
Prepaid expenses and other assets	(151)	(83)
Accounts payable and other accrued liabilities	(411)	(775)
Deferred contract revenue	(911)	(911)
Net cash used in operating activities	(2,026)	(1,557)

Cash flows from investing activities:
Purchases of furniture and equipment	(7)	(2)
Net cash used in investing activities	(7)	(2)

Cash flows from financing activities:
Issuance of common stock due to the vesting of restricted shares	(14)	—
Net cash used by financing activities	(14)	—
Net decrease in cash and cash equivalents	(2,047)	(1,559)
Cash at beginning of period	15,470	11,798
Cash at end of period	$13,423	$10,239

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any future interim periods.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The accompanying financial statements have been prepared assuming we will continue as a going concern. At March 31, 2015, we had cash of approximately $13.4 million, which we believe is sufficient to fund our planned operations into the fourth quarter of 2016.

Although Braeburn has commenced the clinical study and is proceeding with plans for completing the clinical study expeditiously, under our December 2012 license agreement with Braeburn, as amended (the “Agreement”), Braeburn currently has the technical right to terminate the Agreement. If Braeburn were to exercise its right to terminate the Agreement, we would not have sufficient funds available to us to complete the FDA regulatory process and, in the event of ultimate approval, commercialize Probuphine without raising additional capital. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing in such event, our business and prospects would be materially adversely impacted. Furthermore, in order to advance our current ProNeura development program for Parkinson’s disease to later stage clinical studies, we will require additional funds, either through payments from Braeburn under the Agreement in the event the Probuphine NDA is ultimately approved or through other financing arrangements, to complete the clinical studies and regulatory approval process necessary to commercialize any additional products we might develop.

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

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) a contractual agreement exists; (2) transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. For each source of revenue, we comply with the above revenue recognition criteria in the following manner:

•	Technology license agreements typically consist of non-refundable upfront license fees, annual minimum access fees or royalty payments. Non-refundable upfront license fees and annual minimum payments received with separable stand-alone values are recognized when the technology is transferred or accessed, provided that the technology transferred or accessed is not dependent on the outcome of our continuing research and development efforts.

•	Royalties earned are based on third-party sales of licensed products and are recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonably assured. We no longer recognize royalty income related to the Fanapt royalty payments received from Vanda Pharmaceuticals, Inc. (“Vanda”). See Note 6 “Commitments and Contingencies – Royalty Payments.”

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

Research and Development Costs and Related Accrual

Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses, facility costs, administrative expenses and allocations of corporate costs. External expenses consist of costs associated with outsourced clinical research organization (“CRO”) activities, sponsored research studies, product registration, patent application and prosecution, and investigator sponsored trials. We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by CROs and clinical sites. These costs are recorded as a component of research and development expenses. Under our agreements, progress payments are typically made to investigators, clinical sites and CROs. We analyze the progress of the clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

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

Subsequent Events

We have evaluated events that have occurred after March 31, 2015 and through the date that the financial statements are issued.

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

As a result of the fair value adjustment of the warrant liabilities, we recorded a non-cash loss on an increase in the fair value of $3.3 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively, in our Condensed Statements of Operations and Comprehensive Income (Loss). See Note 7, “Warrant Liability” for further discussion on the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Total warrant liability at December 31, 2014	$5,578
Adjustment to record warrants at fair value	3,279
Total warrant liability at March 31, 2015	$8,857

2. Stock Plans

The following table summarizes the stock-based compensation expense recorded for awards under the stock option plans for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2015	2014
Research and development	$203	$145
General and administrative	288	181

Total stock-based compensation expenses	$491	$326

No tax benefit was recognized related to stock-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the stock-based compensation expense for the three month period ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Weighted-average risk-free interest rate	1.8%	2.0%
Expected dividend payments	—	—
Expected holding period (years)[1]	6.4	6.5
Weighted-average volatility factor[2]	1.61	1.66
Estimated forfeiture rates for options granted[3]	30%	31%

(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.
(2)	Weighted average volatility is based on the historical volatility of our common stock.
(3)	Estimated forfeiture rates are based on historical data.

Options to purchase 1,374,000 and 275,000 common shares were granted during the three month periods ended March 31, 2015 and 2014, respectively.

The following table summarizes option activity for the three month period ended March 31, 2015:

(in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Option Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	6,620	$1.23	5.14	$1
Granted	1,374	0.60
Exercised	—	—
Expired or cancelled	(70)	2.62
Forfeited	—	—

Outstanding at March 31, 2015	7,924	$1.11	5.82	$178

Exercisable at March 31, 2015	7,250	$1.15	5.43	$97

No shares of restricted stock were awarded to employees, directors and consultants during the three month period ended March 31, 2015. 617,000 shares of restricted stock were awarded to employees, directors and consultants during the three month period ended March 31, 2014.

The following table summarizes restricted stock activity for the three month period ended March 31, 2015:

(in thousands, except per share amounts)	Restricted Stock	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	359	$—	9.12	$166
Granted	—	—
Released	(359)	—
Expired or cancelled	—	—
Forfeited	—	—

Outstanding at March 31, 2015	—	$—	—	$—

Exercisable at March 31, 2015	—	$—	—	$—

As of March 31, 2015, there was approximately $254,000 of total unrecognized compensation expense related to non-vested stock options and restricted stock. This expense is expected to be recognized over a weighted-average period of 0.9 years.

3. Net Loss Per Share

Basic net loss per share excludes the effect of dilution and is computed by dividing net loss by the weighted-average number of shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised into shares. In calculating diluted net loss per share, the numerator is adjusted for the change in the fair value of the warrant liability (only if dilutive) and the denominator is increased to include the number of potentially dilutive common shares assumed to be outstanding during the period using the treasury stock method.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per common share for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
(in thousands, except per share amounts)	2015	2014
Numerator:
Net loss used for basic earnings per share	$(4,897)	$(1,804)
Less change in fair value of warrant liability	—	—
Net loss used for diluted earnings per share	$(4,897)	$(1,804)
Denominator:
Basic weighted-average outstanding common shares	110,170	88,929
Effect of dilutive potential common shares resulting from options	135	—
Effect of dilutive potential common shares resulting from warrants	—	—
Weighted-average shares outstanding—diluted	110,305	88,929
Net loss per common share:
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
(in thousands)	2015	2014
Weighted-average anti-dilutive common shares resulting from options	6,823	6,697
Weighted-average anti-dilutive common shares resulting from warrants	3,280	3,967
	10,103	10,664

4. Comprehensive Loss

Comprehensive loss for the periods presented is comprised solely of our net income and loss. We had no items of other comprehensive income (loss) during the three-month periods ended March 31, 2015 and 2014. Comprehensive loss for the three-month period ended March 31, 2015 and 2014 was $4.9 million and $1.8 million, respectively.

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

On May 28, 2013, we entered into an amendment to the Agreement primarily to modify certain of the termination provisions of the Agreement. The amendment gives Braeburn the right to terminate the Agreement in the event that (A) after May 28, 2013, based on written or oral communications from or with the FDA, Braeburn reasonably determines either that the FDA will require significant development to be performed before approval of the Probuphine™ NDA can be given, such as, but not limited to, one or more additional controlled clinical studies with a clinical efficacy endpoint, or substantial post-approval commitments that may materially impact the product’s financial returns or that the FDA will require one or more changes in the proposed label, which change(s) Braeburn reasonably determines will materially reduce the authorized prescribed patient base, or (B) the NDA has not been approved by the FDA on or before June 30, 2014. The amendment also provides that we will share in legal and consulting expenses in excess of a specified amount prior to approval of the NDA.

On July 2, 2013, we entered into a second amendment to the Agreement primarily to establish and provide the parameters for a committee comprised of representatives of Titan and Braeburn responsible for and with the authority to make all decisions regarding the development and implementation of a strategic plan to seek approval from the FDA of Probuphine® for subdermal use in the maintenance treatment of adult patients with opioid dependence, including development of the strategy for all written and oral communications with the FDA. The second amendment also makes Braeburn the primary contact for FDA communications regarding the Probuphine NDA.

On November 12, 2013, we entered into a stock purchase agreement pursuant to which Braeburn made a $5 million equity investment in our company and a third amendment to the Agreement primarily to modify the amount and timing of the approval and sales milestone payments payable under the Agreement. Under the third amendment, we are entitled to receive a $15 million payment upon FDA approval of the NDA, up to $165 million in sales milestones and $35 million in regulatory milestones.  We are entitled to receive a tiered royalty in the mid-teens to low twenties on all net sales of Probuphine. In addition, we are entitled to receive a low single digit royalty on sales by Braeburn, if any, of other continuous delivery treatments for opioid dependence as defined in the third amendment and can elect to receive a low single digit royalty on sales by Braeburn, if any, of other products in the addiction market in exchange for a similar reduction in our royalties on Probuphine.

6. Commitments and Contingencies

Royalty Payments

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

We are   party to an agreement with Novartis Pharma AG (“Novartis”), which, as amended, granted Novartis a worldwide sublicense to iloperidone (Fanapt®) in exchange for tiered royalties on net sales ranging from 8% to 10% and assumption of responsibility for all clinical development, registration, manufacturing and marketing of the product. Novartis had the right to commercialize Fanapt in the United States and Canada. In December 2014, Novartis transferred all rights to commercialize Fanapt in the United States and Canada to Vanda. Our rights under the agreements have not changed. Pursuant to agreements entered into during 2011, we sold substantially all of our remaining future royalties on the sales of Fanapt ® to a third party and, accordingly, we no longer recognize royalty income related to the Fanapt royalty payments received from Vanda, which are transmitted to such third party, unless Fanapt sales exceed certain thresholds.

7. Warrant Liability

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

The key assumptions used to value the Series A Warrants were as follows:

Assumption	March 31, 2015
Expected price volatility	90%
Expected term (in years)	3.0
Risk-free interest rate	0.90%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.28

In October 2014, we completed an underwritten public offering (the “2014 Offering”) of 21,000,000 units at an offering price of $0.50 per unit, with each unit consisting of one share of common stock and 0.75 of a warrant (“Class A Warrant”), each full warrant to purchase one share of common stock at an exercise price of $0.60 per share. The Class A Warrants will entitle the holders thereof to purchase an aggregate of 15,750,000 shares of our common stock at an initial exercise price of $0.60 per share of common stock. The Class A Warrants will be exercisable beginning on the later of (i) one year and one day from the date of issuance and (ii) the date our stockholders approve either an increase in the number of our authorized shares of common stock or a reverse stock split, in either case in an amount sufficient to permit the exercise in full of the Class A Warrants and will expire on the fifth anniversary of the date they first become exercisable.

We agreed to hold a stockholders meeting no later than March 31, 2015 in order to seek stockholder approval for an amendment to our certificate of incorporation to either (i) increase the number of shares of common stock we are authorized to issue or (ii) effect a reverse split of the common stock, in either case in an amount sufficient to permit the exercise in full of the Class A Warrants in accordance with their terms. In the event that we are unable to effect an increase in our authorized shares of common stock or effect a reverse split of our common stock prior to October 9, 2015, we will be required to pay liquidated damages in the aggregate amount of $2,500,000. In February 2015, the Class A Warrants were amended to extend the date of the required stockholders’ meeting to August 31, 2015.

We also agreed to issue to the underwriter warrants to purchase 630,000 shares of common stock (the “Underwriter Warrants”). The Underwriter Warrants have an exercise price per share of $0.60 and may be exercised on a cashless basis. The Underwriter Warrants are not redeemable by us. The Underwriter Warrants are substantially the same form as the Class A Warrants included in the units except that they do not include certain liquidated damages rights contained in the Class A Warrants and will expire on the fifth anniversary of the date of effectiveness of the registration statement.

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

The key assumptions used to value the Class A Warrants were as follows:

Assumption	March 31, 2015
Expected price volatility	90%
Expected term (in years)	5.5
Risk-free interest rate	1.43%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.45

The key assumptions used to value the Underwriter Warrants were as follows:

Assumption	March 31, 2015
Expected price volatility	90%
Expected term (in years)	4.5
Risk-free interest rate	1.25%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.39

8. Stockholders’ Equity

Common Stock

In October 2014, we completed the 2014 Offering. Net proceeds were approximately $9.6 million after deducting underwriting discounts, commissions and other related expenses. As a result of the 2014 Offering, and pursuant to the terms of the existing Series A Warrants, the exercise price of the Series A Warrants (See Note 7, “Warrant Liability” for further discussion) was adjusted to $0.89 per share.

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

Probuphine®, our first product candidate to utilize ProNeura, is being developed for the long term maintenance treatment of opioid dependence and is designed to maintain a stable, around the clock blood level of the medicine buprenorphine in patients for six months following a single treatment. We have licensed the rights to commercialize Probuphine in the U.S. and Canada to Braeburn Pharmaceuticals Sprl (“Braeburn”) and we have been supporting Braeburn and a team of experts to implement the program developed in cooperation with the FDA to address the items in the Complete Response Letter (“CRL”) issued in April 2013. This includes conducting a double blind, double dummy clinical study of a four implant dose of Probuphine in clinically stable patients who are receiving maintenance treatment with an approved sublingual formulation containing buprenorphine at a daily dose of 8mg or less. This clinical study, which is being funded and managed by Braeburn, completed patient enrollment in November 2014 and study completion is anticipated by the end of the second quarter of 2015 followed by resubmission of the NDA later in the year, with a potential PDUFA date for the Probuphine NDA in the first half of 2016. Pursuant to our license agreement with Braeburn, as amended to date, we are entitled to receive a $15 million milestone payment upon FDA approval of the Probuphine NDA and royalties on net sales of Probuphine ranging in percentage from the mid-teens to the low twenties. The Agreement also provides for up to $165 million in sales milestones and $35 million in regulatory milestones and entitles us to royalty in the low single digit percentage on sales by Braeburn, if any, of certain other future products in the addiction market.

We believe that our ProNeura technology has the potential to be used in the treatment of other chronic conditions, such as Parkinson’s disease (PD), where maintaining stable, around the clock blood levels of a dopamine agonist may benefit the patient and improve medical outcomes. We have commenced initial work on an implant formulation with ropinirole, a dopamine agonist approved for the treatment of PD. Our goal is to complete the non-clinical studies required in support of an Investigational New Drug (“IND”) application in the first half of next year and enable commencement of a ‘proof of concept’ clinical study in the second half of next year following the potential approval of Probuphine. We are also currently evaluating drugs and disease settings for opportunities to develop our drug delivery technology for other potential treatment applications in situations where conventional treatment is limited by variability in blood drug levels and poor patient compliance.

We operate in only one business segment, the development of pharmaceutical products.

Recent Accounting Pronouncements

See Note 1 to the accompanying unaudited condensed financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations for the three months Ended March 31, 2015 and March 31, 2014

License revenues of approximately $0.9 million for the three months ended March 31, 2015 and 2014 reflect the amortization of the upfront license fee received from Braeburn in December 2012.

Research and development expenses for the three month period ended March 31, 2015 were approximately $1.4 million, compared to approximately $1.0 million for the comparable period in 2014, an increase of approximately $0.4 million, or 40%. The increase in research and development costs was primarily associated with increases in external research and development expenses related to the support of our Probuphine and ProNeura product development programs, employee related expenses and other research and development expenses. During the three month period ended March 31, 2015, external research and development expenses relating to our Probuphine product development program were approximately $0.4 million compared to approximately $0.1 million for the comparable period in 2014. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three month period ended March 31, 2015 were approximately $1.1 million, compared to approximately $0.9 million for the comparable period in 2014, an increase of approximately $0.2 million, or 22%. The increase in general and administrative expenses during the three month period ended March 31, 2015 was primarily related to increases in non-cash stock compensation and employee related costs of approximately $0.1 million and other expenses of approximately $0.1 million.

Net other expense for the three month period ended March 31, 2015 was approximately $3.3 million compared to approximately $0.9 million for the comparable period in 2014. Net other expense consisted primarily of non-cash losses on changes in the fair value of warrants.

Our net loss for the three month period ended March 31, 2015 was approximately $4.9 million, or approximately $0.04 per share, compared to approximately $1.8 million, or approximately $0.02 per share, for the comparable period in 2014.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At March 31, 2015, we had working capital of approximately $11.9 million compared to working capital of approximately $12.9 million at December 31, 2014.

Our operating activities used approximately $2.0 million during the three months ended March 31, 2015. This consisted primarily of the net loss for the period of approximately $4.9 million and $1.0 million related to net changes in other operating assets and liabilities. This was offset, in part, by non-cash charges of approximately $0.5 million related to stock-based compensation, approximately $3.3 million related to non-cash losses resulting from changes in the fair value of warrants and approximately $0.1 million related to depreciation and amortization. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses.

Our investing activities used approximately $7,000 during the three months ended March 31, 2015 which was primarily related to purchases of equipment.

Our financing activities used approximately $14,000 during the three months ended March 31, 2015 which was primarily related to taxes on the vesting of restricted shares.

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

At March 31, 2015, we had cash of approximately $13.4 million, which we believe is sufficient to fund our planned operations into the fourth quarter of 2016.

Although Braeburn has commenced the clinical study and is proceeding with plans for completing the clinical study expeditiously, under our December 2012 license agreement with Braeburn, as amended, Braeburn currently has the technical right to terminate the Agreement. If Braeburn were to exercise its right to terminate the Agreement, we would not have sufficient funds available to us to complete the FDA regulatory process and, in the event of ultimate approval, commercialize Probuphine without raising additional capital. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing in such event, our business and prospects would be materially adversely impacted. Furthermore, in order to advance our current ProNeura development program for Parkinson’s disease to later stage clinical studies, we will require additional funds, either through payments from Braeburn under the Agreement in the event the Probuphine NDA is ultimately approved or through other financing arrangements, to complete the clinical studies and regulatory approval process necessary to commercialize any additional products we might develop.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 have not changed materially.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our President, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of March 31, 2015, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, Titan’s internal control over financial reporting.

PART II

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5. Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended [9]

3.2	By-laws of the Registrant [1]

3.3	Certificate of Designations of Junior Participating Preferred Stock of Titan Pharmaceuticals, Inc. [15]

4.1	Registration Rights Agreement dated as of December 17, 2007 [2]

4.2	Registration Rights Agreement dated as of December 8, 2009 [9]

4.3	Warrant to Purchase Common Stock dated December 23, 2009 issued to Oxford Finance Corporation [9]

4.4	Form of Warrant [13]

4.5	Registration Rights Agreement, dated as of March 15, 2011 [13]

4.6	Form of Series A Warrant [18]

4.6	Form of Class A Warrant [26]

4.6	Form of Underwriter Warrant [26]

10.1	1998 Stock Option Plan [3]

10.2	2001 Non-Qualified Employee Stock Option Plan [4]

10.3	2002 Stock Option Plan [5]

10.4	Employment Agreement between the Registrant and Sunil Bhonsle, dated May 16, 2009, as amended by agreements dated February 17, 2010, December 30, 2011 and December 31, 2012 [9,16,19]

10.5	Employment Agreement between the Registrant and Marc Rubin, dated May 16, 2009, as amended by agreements dated February 17, 2010, December 30, 2011 and December 31, 2012 ,9 16, 19

10.6	Lease for the Registrant’s facilities, amended as of October 1, 2004 [6]

10.7	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009 [9]

10.8*	License Agreement between the Registrant and Sanofi-Aventis SA effective as of December 31, 1996 [7]

10.9*	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997 [8]

10.10	Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated December 18, 2009 [9]

10.11	Stock Purchase Agreement between the Registrant and certain investors dated December 8, 2009 [9]

10.12	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Marc Rubin [10]

10.13	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Sunil Bhonsle [10]

10.14	Amendment to lease for Registrant’s facilities dated June 15, 2010 [11]

10.15	Amended and Restated Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated September 27, 2010 [12]

10.16	Facility Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited, as amended on February 6, 2013 [13,27]

10.17	Security Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited [13]

10.18	Royalty Purchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL [14]

10.19	Amended and Restated Royalty Agreement, dated November 14, 2011 by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL [14]

10.20	Amended and Restated Royalty Repurchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., and Horizon Sante TTNP SARL [14]

10.21	Cash Management Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL [14]

10.22	Paying Agent Agreement, dated November 14, 2011, by and among the Company, Deerfield Management Company, L.P. and U.S. Bank National Association [14]

10.23	Agreement, dated as of November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited [14]

10.24	Form of Subscription Agreement dated April 9, 2012 [18]

10.25*	License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl, dated December 14, 2012 [20]

10.26	Amendment dated May 28, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [21]

10.27	Second Amendment dated July 2, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [22]

10.28	Third Amendment dated November 12, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [23]

10.29	Stock Purchase Agreement dated November 12, 2013 by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [23]

10.30	2014 Incentive Plan [24]

14.1	Code of Business Conduct and Ethics [25]

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 33-99386).
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 27, 2007.
(3)	Incorporated by reference from the Registrant’s definitive Proxy Statement filed on July 28, 2000.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.
(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-42367).
(9)	Incorporated by reference from the Registrant’s Registration Statement on Form 10.
(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.

(12)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 18, 2011.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2011.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 21, 2011.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 4, 2012.
(17)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 10, 2013.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 2, 2013.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on February 28, 2013.
(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 29, 2013.
(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 5, 2013.
(23)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated November 13, 2013.
(24)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.
(25)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.
(26)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A (File No. 333-198476).
(27)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated February 7, 2013.
*	Confidential treatment has been granted with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: May 13, 2015	By:	/s/ Sunil Bhonsle
	Name:	Sunil Bhonsle
	Title:	President (Principal Executive and Principal Financial Officer)

