Form 10-Q
period 2015-06-30
TITAN PHARMACEUTICALS INC
filed 2015-08-13
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015.

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

There were 110,327,707 shares of the Registrant’s Common Stock issued and outstanding on August 7, 2015.

1

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2015	December 31, 2014
	(unaudited)	(Note 1)
Assets
Current assets:
Cash	$11,499	$15,470
Receivables	4,476	3,968
Prepaid expenses and other current assets	238	145
Total current assets	16,213	19,583
Property and equipment, net	1,100	1,268
Total assets	$17,313	$20,851

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,786	$4,408
Accrued clinical trials expenses	121	254
Other accrued liabilities	378	329
Deferred contract revenue	—	1,671
Total current liabilities	5,285	6,662
Warrant liabilities	10,042	5,578
Total liabilities	15,327	12,240

Commitments and contingencies
Stockholders’ equity:
Common stock, at amounts paid-in	289,182	289,196
Additional paid-in capital	22,802	22,235
Accumulated deficit	(309,998)	(302,820)
Total stockholders’ equity	1,986	8,611
Total liabilities and stockholders’ equity	$17,313	$20,851

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amount)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
License revenue	$760	$911	$1,671	$1,823
Total revenue	760	911	1,671	1,823
Operating expenses:
Research and development	1,099	748	2,530	1,698
General and administrative	753	713	1,848	1,609
Total operating expenses	1,852	1,461	4,378	3,307
Loss from operations	(1,092)	(550)	(2,707)	(1,484)
Other expense:
Other expense, net	(4)	(8)	(7)	(14)
Non-cash loss on changes in the fair value of warrants	(1,185)	(284)	(4,464)	(1,148)
Other expense, net	(1,189)	(292)	(4,471)	(1,162)
Net loss and comprehensive loss	$(2,281)	$(842)	$(7,178)	$(2,646)
Basic net loss per common share	$(0.02)	$(0.01)	$(0.07)	$(0.03)
Diluted net loss per common share	$(0.02)	$(0.01)	$(0.07)	$(0.03)
Weighted average shares used in computing basic net loss per common share	110,328	88,998	110,249	88,964
Weighted average shares used in computing diluted net loss per common share	110,401	88,998	110,305	88,964

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,178)	$(2,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177	176
Non-cash loss on changes in fair value of warrants	4,464	1,148
Stock-based compensation	567	386
Changes in operating assets and liabilities:
Receivables	(508)	1,075
Prepaid expenses and other assets	(93)	(12)
Accounts payable and other accrued liabilities	294	(1,202)
Deferred contract revenue	(1,671)	(1,823)
Net cash used in operating activities	(3,948)	(2,898)

Cash flows from investing activities:
Purchases of furniture and equipment	(9)	(10)
Net cash used in investing activities	(9)	(10)

Cash flows from financing activities:
Issuance of common stock from the vesting of restricted shares	(14)	(37)
Net cash used by financing activities	(14)	(37)
Net decrease in cash and cash equivalents	(3,971)	(2,945)
Cash at beginning of period	15,470	11,798
Cash at end of period	$11,499	$8,853

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any future interim periods.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern. At June 30, 2015, we had cash of approximately $11.5 million, which we believe is sufficient to fund our planned operations into the fourth quarter of 2016.

Although Braeburn has completed the PRO-814 clinical study and is proceeding with the preparation of the updated Probuphine NDA filing, under our December 2012 license agreement with Braeburn, as amended (the “Agreement”), Braeburn currently has the technical right to terminate the Agreement. If Braeburn were to exercise its right to terminate the Agreement, we would need to raise additional capital to have sufficient funds available to us to complete the FDA regulatory process and, in the event of ultimate approval, commercialize Probuphine. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing in such event, our business and prospects would be materially adversely impacted. Furthermore, in order to advance our current ProNeura development program for Parkinson’s disease to later stage clinical studies, we will require additional funds, either through payments from Braeburn under the Agreement in the event the Probuphine NDA is ultimately approved or through other financing arrangements, to complete the clinical studies and regulatory approval process necessary to commercialize any additional products we might develop.

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

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and have not yet determined the method by which we will adopt the standard.

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

Subsequent Events

We have evaluated events that have occurred after June 30, 2015 and through the date that the financial statements are issued.

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

As a result of the fair value adjustment of the warrant liabilities, we recorded a non-cash loss on an increase in the fair value of $1.2 million and $4.5 million for the three and six months ended June 30, 2015, respectively, in our Condensed Statements of Operations and Comprehensive Income (Loss). See Note 7, “Warrant Liability” for further discussion on the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Total warrant liability at December 31, 2014	$5,578
Adjustment to record warrants at fair value	4,464
Total warrant liability at June 30, 2015	$10,042

2. Stock Plans

The following table summarizes the stock-based compensation expense recorded for awards under the stock option plans for the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Research and development	$35	$28	$238	$173
General and administrative	41	32	329	213
Total stock-based compensation expenses	$76	$60	$567	$386

 No tax benefit was recognized related to stock-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the stock-based compensation expense for the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average risk-free interest rate	1.7%	1.7%	1.8%	2.0%
Expected dividend payments	—	—	—	—
Expected holding period (years) [1]	4.5	4.2	6.4	6.5
Weighted-average volatility factor [2]	1.65	1.67	1.61	1.66
Estimated forfeiture rates [3]	30%	31%	30%	31%

(1)	Expected holding periods are based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla options.”
(2)	Weighted average volatility is based on the historical volatility of our common stock.
(3)	Estimated forfeiture rates are based on historical data.

No options were granted during the three month periods ended June 30, 2015 and 2014.

The following table summarizes option activity for the six month period ended June 30, 2015:

(in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Option Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	6,620	$1.23	5.14	$1
Granted	1,374	0.60
Exercised	—	—
Expired or cancelled	(70)	2.62
Forfeited	—	—

Outstanding at June 30, 2015	7,924	$1.11	5.58	$147

Exercisable at June 30, 2015	7,250	$1.15	5.19	$78

No shares of restricted stock were awarded to employees, directors and consultants during the three month periods ended June 30, 2015 and 2014.

The following table summarizes restricted stock activity for the six month period ended June 30, 2015:

(in thousands, except per share amounts)	Restricted Stock	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	359	$—	9.12	$166
Granted	—	—
Released	(359)	—
Expired or cancelled	—	—
Forfeited	—	—

Outstanding at June 30, 2015	—	$—	—	$—

Exercisable at June 30, 2015	—	$—	—	$—

As of June 30, 2015, there was approximately $205,000 of total unrecognized compensation expense related to non-vested stock options and restricted stock. This expense is expected to be recognized over a weighted-average period of 0.7 years.

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

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per common share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Numerator:
Net loss used for basic earnings per share	$(2,281)	$(842)	$(7,178)	$(2,646)
Less change in fair value of warrant liability	—	—	—	—
Net loss used for diluted earnings per share	$(2,281)	$(842)	$(7,178)	$(2,646)
Denominator:
Basic weighted-average outstanding common shares	110,328	88,998	110,249	88,964
Effect of dilutive potential common shares resulting from options	73	—	56	—
Effect of dilutive potential common shares resulting from warrants	—	—	—	—
Weighted-average shares outstanding—diluted	110,401	88,998	110,305	88,964
Net loss per common share:
Basic	$(0.02)	$(0.01)	$(0.07)	$(0.03)
Diluted	$(0.02)	$(0.01)	$(0.07)	$(0.03)

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Weighted-average anti-dilutive common shares resulting from options	7,444	6,485	7,252	7,077
Weighted-average anti-dilutive common shares resulting from warrants	843	4,110	1,885	3,967
	8,287	10,595	9,137	11,044

4. Comprehensive Loss

Comprehensive loss for the periods presented is comprised solely of our net loss. We had no items of other comprehensive income (loss) during the three and six-month periods ended June 30, 2015 and 2014. Comprehensive loss for the three and six-month periods ended June 30, 2015 was $2.3 million and $7.2 million, respectively. Comprehensive loss for the three and six-month periods ended June 30, 2014 was $0.8 million and $2.6 million, respectively.

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

We are   party to an agreement with Novartis Pharma AG (“Novartis”), which, as amended, granted Novartis a worldwide sublicense to iloperidone (Fanapt®) in exchange for tiered royalties on net sales ranging from 8% to 10% and assumption of responsibility for all clinical development, registration, manufacturing and marketing of the product. Novartis sublicensed its rights to Vanda Pharmaceuticals, Inc. (“Vanda”) in 2004. Upon approval of Fanapt in 2009, Novartis acquired from Vanda the right to commercialize Fanapt in the United States and Canada. In December 2014, Novartis transferred all rights to commercialize Fanapt in the United States and Canada to Vanda. Our rights under the agreements have not changed. Pursuant to agreements entered into during 2011, we sold substantially all of our remaining future royalties on the sales of Fanapt ® to a third party and, accordingly, we no longer recognize royalty income related to the Fanapt royalty payments received from Vanda, which are transmitted to such third party, unless Fanapt sales exceed certain thresholds.

7. Warrant Liability

On April 9, 2012, in connection with subscription agreements with certain institutional investors for the purchase and sale of 6,517,648 shares of our common stock, we issued (i) six-year warrants (“Series A Warrants”) to purchase 6,517,648 shares of common stock at an exercise price of $1.15 per share and (ii) six-month warrants (“Series B Warrants”) to purchase 6,517,648 shares of common stock at an exercise price of $0.85 per share. As a result of our public offering in October 2014 and anti-dilution provisions contained in the outstanding Series A warrants, the exercise price of such warrants was reduced from $1.15 to $0.89 per share. The Series A Warrants and Series B Warrants contain a provision where the warrant holder has the option to receive cash, equal to the Black Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Lattice valuation model, and the changes in the fair value are recorded in the Statements of Operations and Comprehensive Loss. The Lattice model provides for assumptions regarding volatility and risk-free interest rates within the total period to maturity.

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

The key assumptions used to value the Series A Warrants were as follows:

Assumption	June 30, 2015
Expected price volatility	90%
Expected term (in years)	2.8
Risk-free interest rate	0.93%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.31

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

At the time these warrants were issued, we did not have adequate authorized and unissued common shares to be able to satisfy the exercise of these warrants. ASC 480, Distinguishing Liabilities from Equity requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Binomial Lattice (“Lattice”) valuation model, and the changes in the fair value are recorded in the Statements of Operations and Comprehensive Income (Loss). The Lattice model provides for assumptions regarding volatility and risk-free interest rates within the total period to maturity.

The key assumptions used to value the Class A Warrants were as follows:

Assumption	June 30, 2015
Expected price volatility	90%
Expected term (in years)	5.3
Risk-free interest rate	1.67%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.51

The key assumptions used to value the Underwriter Warrants were as follows:

Assumption	June 30, 2015
Expected price volatility	90%
Expected term (in years)	4.3
Risk-free interest rate	1.40%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.45

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

Probuphine®, our first product candidate to utilize ProNeura, is being developed for the long term maintenance treatment of opioid addiction and is designed to maintain a stable, around the clock blood level of the medicine buprenorphine in patients for six months following a single treatment. We have licensed the rights to commercialize Probuphine in the U.S. and Canada to Braeburn and we have been supporting Braeburn and a team of experts to implement the program developed in cooperation with the FDA to address the items in the Complete Response Letter (“CRL”) issued in April 2013. This included conducting a double blind, double dummy clinical study of a four implant dose of Probuphine in clinically stable patients who are receiving maintenance treatment with an approved sublingual formulation containing buprenorphine at a daily dose of 8mg or less. This clinical study, which was funded and managed by Braeburn, was successfully completed in June 2015 and resubmission of the NDA is expected during the third quarter of 2015, with a potential PDUFA date for the Probuphine NDA in the first half of 2016. Pursuant to our license agreement with Braeburn, as amended to date, we are entitled to receive a $15 million milestone payment upon FDA approval of the Probuphine NDA and royalties on net sales of Probuphine ranging in percentage from the mid-teens to the low twenties. The Agreement also provides for up to $165 million in sales milestones and $35 million in regulatory milestones for additional indications and entitles us to royalty in the low single digit percentage on sales by Braeburn, if any, of certain other future products in the addiction market.

We believe that our ProNeura technology has the potential to be used in the treatment of other chronic conditions, such as Parkinson’s disease (PD), where maintaining stable, around the clock blood levels of a dopamine agonist may benefit the patient and improve medical outcomes. We have commenced initial work on an implant formulation with ropinirole, a dopamine agonist approved for the treatment of PD and we are conducting non-clinical studies to optimize the pharmacokinetic profile of the implant. Our goal is to complete the non-clinical studies required in support of an Investigational New Drug (“IND”) application by the middle of next year and enable commencement of a ‘proof of concept’ clinical study in the second half of next year following the potential approval of Probuphine. We are also currently evaluating drugs and disease settings for opportunities to develop additional product candidates in the pipeline using the ProNeura drug delivery technology, especially in situations where conventional treatment is limited by variability in blood drug levels and poor patient compliance.

We operate in only one business segment, the development of pharmaceutical products.

Recent Accounting Pronouncements

See Note 1 to the accompanying unaudited condensed financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations for the Three and Six Months Ended June 30, 2015 and June 30, 2014

License revenues of approximately $0.8 million and $1.7 million for the three and six month periods ended June 30, 2015, respectively, and approximately $0.9 million and $1.8 million for the three and six month periods ended June 30, 2014, respectively, reflect the amortization of the upfront license fee received from Braeburn in December 2012.

Research and development expenses for the three month period ended June 30, 2015 were approximately $1.1 million, compared to approximately $0.7 million for the comparable period in 2014, an increase of approximately $0.4 million, or 57%. Research and development expenses for the six month period ended June 30, 2015 were approximately $2.5 million, compared to approximately $1.7 million for the comparable period in 2014, an increase of approximately $0.8 million, or 47%. The increase in research and development costs was primarily associated with increases in external research and development expenses related to the support of our Probuphine and ProNeura-ropinirole product development programs, employee related expenses and other research and development expenses. During the three and six month periods ended June 30, 2015, external research and development expenses relating to our product development programs were approximately $0.4 million and $0.8 million, respectively, compared to approximately $38,000 and $0.1 million, respectively, for the comparable periods in 2014. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three month period ended June 30, 2015 were approximately $0.8 million, compared to approximately $0.7 million for the comparable period in 2014, an increase of approximately $0.1 million, or 14%. The increase in general and administrative expenses during the three month period ended June 30, 2015 was primarily related to increases in travel and other professional services expenses. General and administrative expenses for the six month period ended June 30, 2015 were approximately $1.8 million, compared to approximately $1.6 million for the comparable period in 2014, an increase of approximately $0.2 million, or 13%. The increase in general and administrative expenses during the six month period ended June 30, 2015 was primarily related to increases in non-cash stock compensation and employee related costs of approximately $0.1 million and other professional services expenses of approximately $0.1 million.

Net other expenses for the three and six month periods ended June 30, 2015 were approximately $1.2 million and $4.5 million, respectively. Net other expenses for the three and six month periods ended June 30, 2014 were approximately $0.3 million and $1.2 million, respectively. Net other expense consisted primarily of non-cash losses on changes in the fair value of warrants.

Our net loss for the three month period ended June 30, 2015 was approximately $2.3 million, or approximately $0.02 per share, compared to our net loss of approximately $0.8 million, or approximately $0.01 per share, for the comparable period in 2014. Our net loss for the six month period ended June 30, 2015 was approximately $7.2 million, or approximately $0.07 per share, compared to our net loss of approximately $2.6 million, or approximately $0.03 per share, for the comparable period in 2014.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At June 30, 2015, we had working capital of approximately $10.9 million compared to working capital of approximately $12.9 million at December 31, 2014.

Our operating activities used approximately $3.9 million during the six months ended June 30, 2015. This consisted primarily of the net loss for the period of approximately $7.2 million and approximately $2.0 million related to net changes in other operating assets and liabilities. This was offset, in part, by non-cash charges of approximately $0.6 million related to stock-based compensation, approximately $4.5 million related to non-cash losses resulting from changes in the fair value of warrants and approximately $0.2 million related to depreciation and amortization. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses.

Our investing activities used approximately $9,000 during the six months ended June 30, 2015 which was primarily related to purchases of equipment.

Our financing activities used approximately $14,000 during the six months ended June 30, 2015 which was primarily related to taxes on the vesting of restricted shares.

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

At June 30, 2015, we had cash of approximately $11.5 million, which we believe is sufficient to fund our planned operations into the fourth quarter of 2016.

Although Braeburn has completed the PRO-814 clinical study and is proceeding with the preparation of the updated Probuphine NDA filing, under the Agreement with Braeburn, as amended, Braeburn currently has the technical right to terminate the Agreement. If Braeburn were to exercise its right to terminate the Agreement, we would need to raise additional capital to have sufficient funds available to us to complete the FDA regulatory process and, in the event of ultimate approval, commercialize Probuphine. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing in such event, our business and prospects would be materially adversely impacted. Furthermore, in order to advance our current ProNeura development program for Parkinson’s disease to later stage clinical studies, we will require additional funds, either through payments from Braeburn under the Agreement in the event the Probuphine NDA is ultimately approved or through other financing arrangements, to complete the clinical studies and regulatory approval process necessary to commercialize any additional products we might develop.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 have not changed materially.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our President, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of June 30, 2015, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, Titan’s internal control over financial reporting.

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

TITAN PHARMACEUTICALS, INC.

Dated: August 13, 2015	By:	/s/ Sunil Bhonsle
	Name:	Sunil Bhonsle
	Title:	President (Principal Executive and Principal Financial Officer)

