Form 10-Q
period 2016-03-31
TITAN PHARMACEUTICALS INC
filed 2016-05-10
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016.

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

There were 20,084,760 shares of the Registrant’s Common Stock issued and outstanding on May 6, 2016.

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2016	December 31, 2015
	(unaudited)	(Note 1)
Assets
Current assets:
Cash	$5,762	$7,857
Receivables	4,857	4,213
Prepaid expenses and other current assets	370	174
Total current assets	10,989	12,244
Property and equipment, net	1,007	1,043
Total assets	$11,996	$13,287

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,258	$4,158
Accrued clinical trials expenses	379	341
Other accrued liabilities	443	354
Total current liabilities	5,080	4,853
Warrant liabilities	1,440	1,444
Total liabilities	6,520	6,297

Commitments and contingencies
Stockholders’ equity:
Common stock, at amounts paid-in	297,828	297,828
Additional paid-in capital	23,593	23,261
Accumulated deficit	(315,945)	(314,099)
Total stockholders’ equity	5,476	6,990
Total liabilities and stockholders’ equity	$11,996	$13,287

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amount)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
License revenue	$—	$911
Total revenue	—	911
Operating expenses:
Research and development	700	1,431
General and administrative	1,131	1,095
Total operating expenses	1,831	2,526
Loss from operations	(1,831)	(1,615)
Other expense:
Other expense, net	(19)	(3)
Non-cash gain (loss) on changes in the fair value of warrants	4	(3,279)
Other expense, net	(15)	(3,282)
Net loss and comprehensive loss	$(1,846)	$(4,897)
Basic net loss per common share	$(0.09)	$(0.24)
Diluted net loss per common share	$(0.09)	$(0.24)
Weighted average shares used in computing basic net loss per common share	20,060	20,031
Weighted average shares used in computing diluted net loss per common share	20,400	20,056

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,846)	$(4,897)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	93	89
Non-cash (gain) loss on changes in fair value of warrants	(4)	3,279
Stock-based compensation	332	491
Changes in operating assets and liabilities:
Receivables	(644)	485
Prepaid expenses and other assets	(196)	(151)
Accounts payable and other accrued liabilities	227	(411)
Deferred contract revenue	—	(911)
Net cash used in operating activities	(2,038)	(2,026)

Cash flows from investing activities:
Purchases of furniture and equipment	(57)	(7)
Net cash used in investing activities	(57)	(7)

Cash flows from financing activities:
Issuance of common stock due to the vesting of restricted shares	—	(14)
Net cash used by financing activities	—	(14)
Net decrease in cash and cash equivalents	(2,095)	(2,047)
Cash at beginning of period	7,857	15,470
Cash at end of period	$5,762	$13,423

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Summary of Significant Accounting Policies

The Company

We are a specialty pharmaceutical company developing proprietary therapeutics for the treatment of serious medical disorders. Our product development programs utilize our proprietary long-term drug delivery platform, ProNeura®, and focus primarily on innovative treatments for select chronic diseases for which steady state delivery of a drug provides an efficacy and/or safety benefit. We are directly developing our product candidates and also utilize corporate, academic and government partnerships as appropriate. We operate in only one business segment, the development of pharmaceutical products. All share and per share amounts give retroactive effect to a 1 for 5.5 reverse stock split effected in September 2015. See Note 7 “Stockholders’ Equity – Reverse Stock Split.”

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any future interim periods.

The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The accompanying financial statements have been prepared assuming we will continue as a going concern.

In February 2016, the U.S. Food and Drug Administration (“FDA”) extended the agency action date for the Probuphine New Drug Application (“NDA”) by three months to May 27, 2016. At March 31, 2016, we had cash of approximately $5.8 million, which we believe is sufficient to fund our planned operations through the end of 2016. We are entitled to a milestone payment from Braeburn Pharmaceuticals of $15 million upon the potential approval of Probuphine. Accordingly, any substantial additional delay by the FDA could adversely impact our ability to continue our product development programs for Parkinson’s disease and hypothyroidism without obtaining additional financing, which is unlikely to be available on acceptable terms during this ongoing review process. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing in the event of further delays, the progress of our development programs will be curtailed and our business and prospects could be materially adversely impacted. Furthermore, in order to advance our current ProNeura development programs to later stage clinical studies, we will require additional funds, either through payments from Braeburn under the license agreement in the event the Probuphine NDA is ultimately approved or through other financing arrangements, to complete the clinical studies and regulatory approval process necessary to commercialize any additional products we might develop.

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

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) a contractual agreement exists; (2) transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. For each source of revenue, we comply with the above revenue recognition criteria in the following manner:

•	Technology license agreements typically consist of non-refundable upfront license fees, annual minimum access fees or royalty payments. Non-refundable upfront license fees and annual minimum payments received with separable stand-alone values are recognized when the technology is transferred or accessed, provided that the technology transferred or accessed is not dependent on the outcome of our continuing research and development efforts.

•	Royalties earned are based on third-party sales of licensed products and are recorded in accordance with contract terms when third-party results are reliably measurable and collectability is reasonably assured. We no longer recognize royalty income related to the Fanapt® royalty payments received from Vanda Pharmaceuticals, Inc. (“Vanda”). See Note 6 “Commitments and Contingencies – Royalty Payments.”

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

Subsequent Events

We have evaluated events that have occurred after March 31, 2016 and through the date that the financial statements are issued.

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

As a result of the fair value adjustment of the warrant liabilities, we recorded a non-cash gain on a decrease in the fair value of approximately $4,000 for the three months ended March 31, 2016 and a non-cash loss on an increase in the fair value of approximately $3.3 million for the three months ended March 31, 2015 in our Condensed Statements of Operations and Comprehensive Income (Loss). See Note 6, “Warrant Liability” for further discussion on the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Total warrant liability at December 31, 2015	$1,444
Adjustment to record warrants at fair value	(4)
Total warrant liability at March 31, 2016	$1,440

2. Stock Plans

The following table summarizes the stock-based compensation expense recorded for awards under the stock option plans for the three month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2016	2015
Research and development	$132	$203
General and administrative	200	288

Total stock-based compensation expenses	$332	$491

No tax benefit was recognized related to stock-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the stock-based compensation expense for the three month period ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Weighted-average risk-free interest rate	1.53%	1.8%
Expected dividend payments	—	—
Expected holding period (years)[1]	6.5	6.4
Weighted-average volatility factor[2]	0.92	1.61
Estimated forfeiture rates for options granted[3]	29%	30%

(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.
(2)	Weighted average volatility is based on the historical volatility of our common stock.
(3)	Estimated forfeiture rates are based on historical data.

Options to purchase approximately 168,000 and approximately 250,000 common shares were granted during the three month periods ended March 31, 2016 and 2015, respectively.

The following table summarizes option activity for the three month period ended March 31, 2016:

(in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Option Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	1,883	$5.83	5.14	$388
Granted	168	5.10
Exercised	—	—
Expired or cancelled	(17)	7.70
Forfeited	—	—

Outstanding at March 31, 2016	2,034	$5.75	6.38	$642

Exercisable at March 31, 2016	1,532	$5.97	5.27	$642

No shares of restricted stock were awarded to employees, directors and consultants during the three month periods ended March 31, 2016 and 2015.

As of March 31, 2016, there was approximately $1,245,000 of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.6 years.

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

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per common share for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
(in thousands, except per share amounts)	2016	2015
Numerator:
Net loss used for basic earnings per share	$(1,846)	$(4,897)
Less change in fair value of warrant liability	(4)	—
Net loss used for diluted earnings per share	$(1,850)	$(4,897)
Denominator:
Basic weighted-average outstanding common shares	20,060	20,031
Effect of dilutive potential common shares resulting from options	18	25
Effect of dilutive potential common shares resulting from warrants	322	—
Weighted-average shares outstanding—diluted	20,400	20,056
Net loss per common share:
Basic	$(0.09)	$(0.24)
Diluted	$(0.09)	$(0.24)

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
(in thousands)	2016	2015
Weighted-average anti-dilutive common shares resulting from options	1,667	1,241
Weighted-average anti-dilutive common shares resulting from warrants	316	597
	1,983	1,838

4. Comprehensive Loss

Comprehensive loss for the periods presented is comprised solely of our net income and loss. We had no items of other comprehensive income (loss) during the three-month periods ended March 31, 2016 and 2015. Comprehensive loss for the three-month period ended March 31, 2016 and 2015 was $1.8 million and $4.9 million, respectively.

5. Braeburn License

We are party to a license agreement with Braeburn Pharmaceuticals, Inc. (“Braeburn”) pursuant to which we have granted Braeburn the exclusive commercialization rights to Probuphine in the United States and its territories and Canada. Under the agreement (as amended to date, the “Agreement”), we received a non-refundable license fee of $15.75 million (approximately $15.0 million net of expenses) in December 2012 and are entitled to receive a $15.0 million milestone payment upon FDA approval of the Probuphine NDA and royalties on net sales of Probuphine ranging in percentage from the mid-teens to the low twenties. Upon receipt of such approval, our obligation will be fulfilled and we will recognize the full amount of the milestone payment in accordance with the milestone method of revenue recognition. The Agreement also provides for up to $165 million in sales milestones and $35 million in regulatory milestones. In addition, we are entitled to receive a low single digit royalty on sales by Braeburn, if any, of other competing continuous delivery treatments for opioid dependence as defined in the Agreement, and can also elect to receive a low single digit royalty on sales by Braeburn, if any, of other products in the addiction market in exchange for a similar reduction in our royalties on Probuphine. Following FDA approval, we will be reimbursed by Braeburn for any developments services and activities undertaken by us at Braeburn’s request.

6. Warrant Liability

We currently have outstanding warrants to purchase an aggregate of 983,395 shares of common stock (“Series A Warrants”). The Series A Warrants are exercisable at $4.89 per share, which gives effect to an anti-dilution adjustment as a result of the October 2014 public offering, and expire in April 2018.  The Series A Warrants contain a provision where the warrant holder has the option to receive cash, equal to the Black Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Lattice valuation model, and the changes in the fair value are recorded in the Statements of Operations and Comprehensive Income (Loss). The Lattice model provides for assumptions regarding volatility and risk-free interest rates within the total period to maturity.

The key assumptions used to value the Series A Warrants were as follows:

Assumption	March 31, 2016
Expected price volatility	80%
Expected term (in years)	2.02
Risk-free interest rate	0.73%
Dividend yield	0.00%
Weighted-average fair value of warrants	$1.46

In October 2014, we completed an underwritten public offering (the “2014 Offering”) of units consisting of one share of common stock and 0.75 of a warrant (“Class A Warrant”). The Class A Warrants entitle the holders thereof to purchase an aggregate of 2,863,643 shares of our common stock at an initial exercise price of $3.30 per share of common stock.

We agreed to hold a stockholders meeting no later than August 31, 2015 in order to seek stockholder approval for an amendment to our certificate of incorporation to either (i) increase the number of shares of common stock we are authorized to issue or (ii) effect a reverse split of the common stock, in either case in an amount sufficient to permit the exercise in full of the Class A Warrants in accordance with their terms. Failure to effect an increase in our authorized shares of common stock or effect a reverse split of our common stock prior to October 9, 2015 would have required us to pay liquidated damages in the aggregate amount of $2,500,000. In September 2015, we effected a 1-for-5.5 reverse split of our common stock (the “Reverse Split”), which was within the range approved by our stockholders at the annual meeting held on August 24, 2015.

We also agreed to issue to the underwriter of the 2014 Offering warrants to purchase 114,546 shares of common stock (the “Underwriter Warrants”). The Underwriter Warrants have an exercise price per share of $3.30 and may be exercised on a cashless basis. The Underwriter Warrants are not redeemable by us. The Underwriter Warrants are substantially the same form as the Class A Warrants included in the units except that they do not include certain liquidated damages rights contained in the Class A Warrants and will expire on the fifth anniversary of the date of effectiveness of the registration statement.

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

7. Stockholders’ Equity

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934(the “Exchange Act”). Such statements include, but are not limited to, any statements relating to our product development programs and any other statements that are not historical facts. Such statements involve risks and uncertainties that could negatively affect our business, operating results, financial condition and stock price. Factors that could cause actual results to differ materially from management’s current expectations include those risks and uncertainties relating to the regulatory approval process, the development, testing, production and marketing of our drug candidates, patent and intellectual property matters and strategic agreements and relationships. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as required by law.

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

Probuphine®, our first product candidate to utilize ProNeura, is currently under NDA review by the FDA, with an action date of May 27, 2016. Pursuant to our license agreement with Braeburn, as amended to date, we are entitled to receive a $15 million milestone payment upon FDA approval of the Probuphine NDA and royalties on net sales of Probuphine ranging in percentage from the mid-teens to the low twenties. The agreement also provides for up to $165 million in sales milestones and $35 million in regulatory milestones and entitles us to royalty rates in the low single digit on sales by Braeburn, if any, of other future competing products in the addiction market.

We believe that our ProNeura long term drug delivery platform has the potential to be used in the treatment of other chronic conditions where maintaining stable, around the clock blood levels of a medication may benefit the patient and improve medical outcomes. We have two products in early development using the ProNeura platform, an implant designed to provide long-term delivery of ropinirole, a dopamine agonist approved as a daily dosed oral formulation for the treatment of Parkinson’s disease and an implant designed to provide long-term delivery of T3, a synthetic thyroid hormone approved as a daily dosed oral formulation for the treatment of hypothyroidism. In December 2015 we submitted briefing material to the FDA on the development plans for the ropinirole implant in support of the pre-Investigational New Drug (“IND”) meeting request, and in late January we received feedback from the FDA on our product development plans. We have commenced preparation for the required non-clinical studies with the ropinirole implant, and following the potential approval of Probuphine, our goal is to complete the non-clinical development plan required in support of an IND application during this year, submit the IND in the fourth quarter of 2016 and enable commencement of a ‘proof of concept’ clinical study shortly thereafter. Early stage development of the T3 implant continues and we are currently conducting non-clinical studies to help optimize the formulation. We expect to finalize the initial development plans for the T3 implant and request a pre-IND meeting with the FDA by the fourth quarter of 2016 and hope to commence a proof of concept clinical study in the second half of 2017. Our goal is to further expand the product pipeline, and we are currently evaluating other drugs and disease settings for opportunities to use the ProNeura platform in potential treatment applications where conventional treatment is limited by variability in blood drug levels and poor patient compliance.

We operate in only one business segment, the development of pharmaceutical products.

Recent Accounting Pronouncements

See Note 1 to the accompanying unaudited condensed financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations for the three months Ended March 31, 2016 and March 31, 2015

We had no license revenue during the three months ended March 31, 2016 compared to license revenue of approximately $0.9 million for the three months ended March 31, 2015. License revenue for the 2015 period reflects the amortization of the upfront license fee received from Braeburn in December 2012.

Research and development expenses for the three month period ended March 31, 2016 were approximately $0.7 million, compared to approximately $1.4 million for the comparable period in 2015, a decrease of approximately $0.7 million, or 50%. The decrease in research and development costs was primarily associated with the reimbursement of expenses by our development partner, Braeburn. This was partially offset by increases in external research and development expenses related to the support of our Probuphine and ProNeura product development programs, employee related expenses and other research and development expenses. During the three month period ended March 31, 2016, external research and development expenses relating to our product development programs were approximately $0.6 million compared to approximately $0.4 million for the comparable period in 2015. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three month periods ended March 31, 2016 and 2015 were approximately $1.1 million.

Net other expense for the three month period ended March 31, 2016 was approximately $15,000 compared to approximately $3.3 million for the comparable period in 2015. Net other expense consisted primarily of non-cash gains and losses on changes in the fair value of warrants, tax expenses and interest income.

Our net loss for the three month period ended March 31, 2016 was approximately $1.8 million, or approximately $0.09 per share, compared to approximately $4.9 million, or approximately $0.24 per share, for the comparable period in 2015.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At March 31, 2016, we had working capital of approximately $5.9 million compared to working capital of approximately $7.4 million at December 31, 2015.

Our operating activities used approximately $2.0 million during the three months ended March 31, 2016. This consisted primarily of the net loss for the period of approximately $1.8 million and $0.6 million related to net changes in other operating assets and liabilities. This was offset, in part, by non-cash charges of approximately $0.3 million related to stock-based compensation and approximately $0.1 million related to depreciation and amortization. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses.

Our investing activities used approximately $57,000 during the three months ended March 31, 2016, which was primarily related to purchases of equipment.

We had no financing activities during the three months ended March 31, 2016.

In February 2016, the U.S. Food and Drug Administration (“FDA”) extended the agency action date for the Probuphine New Drug Application (“NDA”) by three months to May 27, 2016. At March 31, 2016, we had cash of approximately $5.8 million, which we believe is sufficient to fund our planned operations through the end of 2016. We are entitled to a milestone payment from Braeburn Pharmaceuticals of $15 million upon the potential approval of Probuphine. Accordingly, any substantial additional delay by the FDA could adversely impact our ability to continue our product development programs for Parkinson’s disease and hypothyroidism without obtaining additional financing, which is unlikely to be available on acceptable terms during this ongoing review process. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing in the event of further delays, the progress of our development programs will be curtailed and our business and prospects could be materially adversely impacted. Furthermore, in order to advance our current ProNeura development programs to later stage clinical studies, we will require additional funds, either through payments from Braeburn under the license agreement in the event the Probuphine NDA is ultimately approved or through other financing arrangements, to complete the clinical studies and regulatory approval process necessary to commercialize any additional products we might develop.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 have not changed materially.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our President, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2016, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, Titan’s internal control over financial reporting.

PART II

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

TITAN PHARMACEUTICALS, INC.

Dated: May 10, 2016	By:	/s/ Sunil Bhonsle
	Name:	Sunil Bhonsle
	Title:	President and Chief Executive Officer (Principal Executive and Principal Financial Officer)