Form 10-Q
period 2016-09-30
TITAN PHARMACEUTICALS INC
filed 2016-11-09
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016.

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

There were 21,198,879 shares of the Registrant’s Common Stock issued and outstanding on November 4, 2016.

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2016	December 31, 2015
	(unaudited)	(Note 1)
Assets
Current assets:
Cash	$16,489	$7,857
Receivables	5,908	4,213
Prepaid expenses and other current assets	278	174
Total current assets	22,675	12,244
Property and equipment, net	860	1,043
Total assets	$23,535	$13,287

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,954	$4,158
Accrued clinical trials expenses	1,248	341
Other accrued liabilities	516	354
Total current liabilities	6,718	4,853
Warrant liabilities	1,555	1,444
Total liabilities	8,273	6,297

Commitments and contingencies
Stockholders’ equity:
Common stock, at amounts paid-in	297,855	297,828
Additional paid-in capital	24,044	23,261
Accumulated deficit	(306,637)	(314,099)
Total stockholders’ equity	15,262	6,990
Total liabilities and stockholders’ equity	$23,535	$13,287

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amount)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
License revenue	$26	$—	$15,030	$1,671
Total revenue	26	—	15,030	1,671
Operating expenses:
Research and development	1,590	1,010	4,036	3,540
General and administrative	1,052	792	3,397	2,640
Total operating expenses	2,642	1,802	7,433	6,180
Income (loss) from operations	(2,616)	(1,802)	7,597	(4,509)
Other expense:
Other income (expense), net	1	(3)	(24)	(10)
Non-cash loss on changes in the fair value of warrants	(5)	(2)	(111)	(4,466)
Other expense, net	(4)	(5)	(135)	(4,476)
Net income (loss) and comprehensive income (loss)	$(2,620)	$(1,807)	$7,462	$(8,985)
Basic net income (loss) per common share	$(0.12)	$(0.09)	$0.36	$(0.45)
Diluted net income (loss) per common share	$(0.12)	$(0.09)	$0.35	$(0.45)
Weighted average shares used in computing basic net income (loss) per common share	21,199	20,060	20,591	20,050
Weighted average shares used in computing diluted net income (loss) per common share	21,199	20,060	21,447	20,050

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$7,462	$(8,985)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	279	265
Non-cash loss on changes in fair value of warrants	111	4,466
Stock-based compensation	783	659
Changes in operating assets and liabilities:
Receivables	(1,695)	70
Prepaid expenses and other assets	(104)	(117)
Accounts payable and other accrued liabilities	1,865	(397)
Deferred contract revenue	—	(1,671)
Net cash provided by (used in) operating activities	8,701	(5,710)

Cash flows from investing activities:
Purchases of furniture and equipment	(96)	(56)
Net cash used in investing activities	(96)	(56)

Cash flows from financing activities:
Issuance of common stock from the exercise of options	27	—
Issuance of common stock from the vesting of restricted shares	—	(14)
Net cash provided by (used in) financing activities	27	(14)
Net increase (decrease) in cash and cash equivalents	8,632	(5,780)
Cash at beginning of period	7,857	15,470
Cash at end of period	$16,489	$9,690

Schedule of non-cash transactions
Fair value of warrants at the time of reclassification to equity	$—	$8,646

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any future interim periods.

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

In May 2016, the U.S. Food and Drug Administration (“FDA”) approved our Probuphine New Drug Application (“NDA”) and pursuant to our license agreement with Braeburn Pharmaceuticals, Inc. (“Braeburn”), as amended to date, we received a $15 million milestone payment and subsequently transferred the NDA to Braeburn.

At September 30, 2016, we had cash of approximately $16.5 million, which we believe is sufficient to fund our planned operations into early 2018. We will require additional funds, either through payments from Braeburn under the license agreement or through other financing arrangements, to advance our current ProNeura development programs to later stage clinical studies and to complete the regulatory approval process necessary to commercialize any products we might develop.

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

In August 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 31, 2017, and for interim periods within those years. Early adoption is permitted. The Company does not expect the amended guidance to have a material impact on its statements of cash flows.

Subsequent Events

We have evaluated events that have occurred after September 30, 2016 and through the date that the financial statements are issued.

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

As a result of the fair value adjustment of the warrant liabilities, we recorded a non-cash loss on an increase in the fair value of $5,000 and $0.1 million for the three and nine months ended September 30, 2016, respectively, in our Condensed Statements of Operations and Comprehensive Income (Loss). See Note 6, “Warrant Liability” for further discussion on the calculation of the fair value of the warrant liability.

(in thousands)	Warrant Liability
Total warrant liability at December 31, 2015	$1,444
Adjustment to record warrants at fair value	111
Total warrant liability at September 30, 2016	$1,555

2. Stock Plans

The following table summarizes the stock-based compensation expense recorded for awards under the stock option plans for the three and nine month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Research and development	$85	$42	$302	$280
General and administrative	117	50	481	379
Total stock-based compensation expenses	$202	$92	$783	$659

No tax benefit was recognized related to stock-based compensation expense since we have accumulated operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the stock-based compensation expense for the three and nine month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-average risk-free interest rate	1.5%	1.7%	1.5%	1.8%
Expected dividend payments	—	—	—	—
Expected holding period (years) [1]	6.5	4.5	6.5	6.4
Weighted-average volatility factor [2]	0.92	1.65	0.92	1.61
Estimated forfeiture rates [3]	29%	30%	29%	30%

(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.

(2)	Weighted average volatility is based on the historical volatility of our common stock.

(3)	Estimated forfeiture rates are based on historical data.

No options were granted during the three month periods ended September 30, 2016 and 2015.

The following table summarizes option activity for the nine month period ended September 30, 2016:

(in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Option Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	1,883	$5.83	5.14	$388
Granted	168	5.10
Exercised	(8)	3.37
Expired or cancelled	(41)	10.85
Outstanding at September 30, 2016	2,002	$5.67	5.94	$1,895

Exercisable at September 30, 2016	1,639	$5.80	5.20	$1,612

No shares of restricted stock were awarded to employees, directors and consultants during the three month periods ended September 30, 2016 and 2015.

As of September 30, 2016, there was approximately $0.9 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 1.1 years.

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

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Numerator:
Net income (loss) used for basic and diluted earnings per share	$(2,620)	$(1,807)	$7,462	$(8,985)
Denominator:
Basic weighted-average outstanding common shares	21,199	20,060	20,591	20,050
Effect of dilutive potential common shares resulting from options	—	—	151	—
Effect of dilutive potential common shares resulting from warrants	—	—	705	—
Weighted-average shares outstanding—diluted	21,199	20,060	21,447	20,050
Net income (loss) per common share:
Basic	$(0.12)	$(0.09)	$0.36	$(0.45)
Diluted	$(0.12)	$(0.09)	$0.35	$(0.45)

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net income (loss) per common share. These are excluded from the calculation due to their anti-dilutive effect for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Weighted-average anti-dilutive common shares resulting from options	1,241	1,349	1,287	1,341
Weighted-average anti-dilutive common shares resulting from warrants	—	289	—	210
	1,241	1,638	1,287	1,551

4. Comprehensive Income (Loss)

Comprehensive income (loss) for the periods presented is comprised solely of our net income (loss). We had no items of other comprehensive income (loss) during the three and nine-month periods ended September 30, 2016 and 2015. Comprehensive loss for the three-month period ended September 30, 2016 was $2.6 million. Comprehensive income for the nine-month period ended September 30, 2016 was $7.5 million. Comprehensive loss for the three and nine-month periods ended September 30, 2015 was $1.8 million and $9.0 million, respectively.

5. Braeburn License

We are party to a license agreement with Braeburn pursuant to which we have granted Braeburn the exclusive commercialization rights to Probuphine in the United States and its territories and Canada. Under the agreement (as amended to date, the “Agreement”), we received a non-refundable license fee of $15.75 million (approximately $15.0 million net of expenses) in December 2012 and received a $15.0 million milestone payment upon FDA approval of the Probuphine NDA in May 2016. We are entitled to receive royalties on net sales of Probuphine ranging in percentage from the mid-teens to the low twenties. Upon receipt of approval, our obligation was fulfilled and we recognized the full amount of the milestone payment in accordance with the milestone method of revenue recognition. The Agreement also provides for up to $165 million in sales milestones and $35 million in regulatory milestones. In addition, we are entitled to receive a low single digit royalty on sales by Braeburn, if any, of other competing continuous delivery treatments for opioid dependence as defined in the Agreement, and can also elect to receive a low single digit royalty on sales by Braeburn, if any, of other products in the addiction market in exchange for a similar reduction in our royalties on Probuphine. We are entitled to be reimbursed by Braeburn for any development services and activities undertaken by us at Braeburn’s request.

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

The key assumptions used to value the Series A Warrants were as follows:

Assumption	September 30, 2016
Expected price volatility	66%
Expected term (in years)	1.52
Risk-free interest rate	0.68%
Dividend yield	0.00%
Weighted-average fair value of warrants	$1.58

In October 2014, we completed an underwritten public offering (the “2014 Offering”) of units consisting of one share of common stock and 0.75 of a warrant (“Class A Warrant”). The Class A Warrants entitle the holders thereof to purchase an aggregate of 2,863,643 shares of our common stock at an exercise price of $3.30 per share and expire in October 2020. There were 847,569 Class A Warrants outstanding at September 30, 2016.

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

7. Stockholders’ Equity

Common Stock

In May and June 2016, 1,072,307 shares of common stock were issued upon the cashless net exercise of 2,016,075 Class A Warrants in accordance with their terms. There were 847,569 Class A Warrants outstanding at September 30, 2016.

In May and June 2016, 58,569 shares of common stock were issued upon the cashless net exercise of 114,546 Underwriter Warrants in accordance with their terms. There were no remaining Underwriter Warrants outstanding at September 30, 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the ”Exchange Act”). Such statements include, but are not limited to, any statements relating to our product development programs and any other statements that are not historical facts. Such statements involve risks and uncertainties that could negatively affect our business, operating results, financial condition and stock price. Factors that could cause actual results to differ materially from management’s current expectations include those risks and uncertainties relating to the commercialization of Probuphine®, the regulatory approval process, the development, testing, production and marketing of our drug candidates, patent and intellectual property matters and strategic agreements and relationships. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as required by law.

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

Probuphine®, our first product candidate based on the ProNeura platform, was approved by the FDA on May 26, 2016 for the maintenance treatment of opioid dependence in patients who are stable on low to moderate doses of daily sublingual buprenorphine treatment. We have licensed development and commercialization rights of Probuphine for the U.S. and Canadian markets to Braeburn Pharmaceuticals, Inc. (Braeburn) and pursuant to the license agreement as amended to date, we received a $15 million milestone payment upon FDA approval of the Probuphine NDA, and we are entitled to receive royalties on net sales of Probuphine ranging in percentage from the mid-teens to the low twenties based on a tiered structure. The agreement also provides for up to an additional $165 million in sales milestones and $35 million in regulatory milestones and entitles us to a low single digit royalty on net sales by Braeburn, if any, of other future competing products in the addiction market, e.g. a monthly depot injection.

Braeburn commenced commercialization activities in support of Probuphine product launch immediately following FDA approval starting with implementation at the end of May 2016 of the REMS directed training program for qualified health care providers. Braeburn has focused on two areas that are key to a successful launch for Probuphine, specifically,

(i)	training of health care providers on the use of Probuphine, the procedures for implantation and removal, and the selection of eligible patients
a.	Over 2400 health care providers from all 50 states and Puerto Rico have already been certified to provide Probuphine to their patients, and Braeburn has continued to conduct additional training programs as needed.
b.	Probuphine was made available to patients in June 2016 and the first patients were treated before the end of that month.
(ii)	obtaining third party payor coverage for Probuphine and the procedure.
a.	Probuphine is now being reimbursed by several insurance companies, including coverage under Medicare and Medicaid and Veterans Administration programs.

As with any new form of medical treatment, it has been necessary to train the physician office staff and supply chain staff on new procedures for approval and reimbursement for Probuphine and Braeburn is now focused on these activities to minimize delays in making the product available to patients. Braeburn continues to devote substantial resources to the launch activities and has expanded their staff to support the health care providers through the entire process.

We believe that our ProNeura long term drug delivery platform has the potential to be used in the treatment of other chronic conditions where maintaining stable, around the clock blood levels of a medication may benefit the patient and improve medical outcomes. We have two products in early development using the ProNeura platform, an implant designed to provide long-term delivery of ropinirole, a dopamine agonist approved as a daily dosed oral formulation for the treatment of Parkinson’s disease, and an implant designed to provide long-term delivery of T3, a synthetic thyroid hormone approved as a daily dosed oral formulation for the treatment of hypothyroidism. In December 2015, we submitted briefing material to the FDA on the development plans for the ropinirole implant in support of a pre-Investigational New Drug (“IND”) meeting request, and in late January 2016 we received feedback from the FDA on our product development plans. The required non-clinical studies with the ropinirole implant required in support of an IND application have been completed and final reports are being prepared. The last of these reports are expected this month and will enable us to submit the IND at the end of the year or early January 2017 and commence a ‘proof of concept’ clinical study soon thereafter, once the IND is accepted by the FDA. Early stage development of the T3 implant continues and we are currently conducting non-clinical studies to optimize the formulation. We expect to finalize the initial development plans for the T3 implant and request a pre-IND meeting with the FDA by the end of 2016 and hope to submit the IND in the second half of 2017 and commence a “proof of concept” clinical study thereafter. Our goal is to further expand the product pipeline, and we are currently evaluating other drugs and disease settings for opportunities to use the ProNeura platform in potential treatment applications where conventional treatment is limited by variability in blood drug levels and poor patient compliance.

We operate in only one business segment, the development of pharmaceutical products.

Recent Accounting Pronouncements

See Note 1 to the accompanying unaudited condensed financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations for the Three and Nine Months Ended September 30, 2016 and September 30, 2015

License revenues of approximately $26,000 for the three month period ended September 30, 2016 reflect the recognition of royalties earned on net sales of Probuphine. License revenues of approximately $15.0 million for the nine month period ended September 30, 2016 primarily reflect the recognition of the milestone payment earned upon FDA approval of our Probuphine NDA in May 2016. License revenues of approximately $1.7 million for the nine month period ended September 30, 2015 reflect the amortization of the upfront license fee received from Braeburn in December 2012.

Research and development expenses for the three month period ended September 30, 2016 were approximately $1.6 million, compared to approximately $1.0 million for the comparable period in 2015, an increase of approximately $0.6 million, or 60%. The increase in research and development costs was primarily associated with increases in external research and development expenses related to the support of our ProNeura product development programs, employee related expenses and other research and development expenses. These increases were partially offset by the reimbursement by our development partner, Braeburn, of approximately $0.4 million of expenses related to Probuphine. Research and development expenses for the nine month period ended September 30, 2016 were approximately $4.0 million, compared to approximately $3.5 million for the comparable period in 2015, an increase of approximately $0.5 million, or 14%. The increase in research and development costs reflects increases in external research and development expenses related to the support of our ProNeura product development programs, employee related expenses and other research and development expenses. These increases were partially offset by the reimbursement by our development partner, Braeburn, of approximately $1.1 million of expenses related to Probuphine. During the three and nine month periods ended September 30, 2016, external research and development expenses relating to our product development programs were approximately $1.1 million and $2.5 million, respectively, compared to approximately $0.3 million and $1.1 million, respectively, for the comparable periods in 2015. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our research and development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three month period ended September 30, 2016 were approximately $1.1 million, compared to approximately $0.8 million for the comparable period in 2015, an increase of approximately $0.3 million, or 38%. The increase in general and administrative expenses during the three month period ended September 30, 2016 was primarily related to increases in non-cash stock compensation and employee related costs of approximately $0.1 million and professional fees of approximately $0.2 million. General and administrative expenses for the nine month period ended September 30, 2016 were approximately $3.4 million, compared to approximately $2.6 million for the comparable period in 2015, an increase of approximately $0.8 million, or 31%. The increase in general and administrative expenses during the nine month period ended September 30, 2016 was primarily related to a contractual fee obligation in connection with payments received under the Probuphine license of approximately $0.2 million, increases in non-cash stock compensation and employee related costs of approximately $0.3 million and professional fees of approximately $0.3 million.

Net other expenses for the three and nine month periods ended September 30, 2016 were approximately $4,000 and approximately $0.1 million, respectively. Net other expenses for the three and nine month periods ended September 30, 2015 were approximately $5,000 and $4.5 million, respectively. Net other expense consisted primarily of non-cash losses on changes in the fair value of warrants.

Our net loss for the three month period ended September 30, 2016 was approximately $2.6 million, or approximately $0.12 per share, compared to approximately $1.8 million, or approximately $0.09 per share, for the comparable period in 2015. Our net income for the nine month period ended September 30, 2016 was approximately $7.5 million, or approximately $0.36 per share, compared to our net loss of approximately $9.0 million, or approximately $0.45 per share, for the comparable period in 2015.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities, as well as with proceeds from warrant and option exercises, technology licensing, collaborative agreements and government-sponsored research grants. At September 30, 2016, we had working capital of approximately $16.0 million compared to working capital of approximately $7.4 million at December 31, 2015.

Our operating activities provided approximately $8.7 million during the nine months ended September 30, 2016. This consisted primarily of the net income for the period of approximately $7.5 million, non-cash charges of approximately $0.8 million related to stock-based compensation, approximately $0.1 million related to non-cash losses resulting from changes in the fair value of warrants and approximately $0.3 million related to depreciation and amortization. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses.

Our investing activities used approximately $0.1 million during the nine months ended September 30, 2016, which was primarily related to purchases of equipment.

Our financing activities provided approximately $27,000 during the nine months ended September 30, 2016, which was primarily related to exercises of stock options.

In May 2016, the FDA approved our NDA and pursuant to our license agreement with Braeburn, as amended to date, we received a $15 million milestone payment.

At September 30, 2016, we had cash of approximately $16.5 million, which we believe is sufficient to fund our planned operations into early 2018. We will require additional funds, either through payments from Braeburn under the license agreement or through other financing arrangements, to advance our current ProNeura development programs to later stage clinical studies and to complete the regulatory approval process necessary to commercialize any products we might develop. In September 2016, we entered into an agreement with Cantor Fitzgerald & Co. to enable us to sell up to $20 million of shares in an at-the-market offering (the “ATM”). To date, we have elected not to sell any shares pursuant to the ATM given our current financial position and the market price of our stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 have not changed materially.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our President and Chief Executive Officer, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2016, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, Titan’s internal control over financial reporting.

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

Item 6. Exhibits

No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as amended [9]

3.1(2)	Certificate of Amendment to the Restated Certificate of Incorporation dated September 24, 2015 [27]

3.2	By-laws of the Registrant [1]

3.3	Certificate of Designations of Junior Participating Preferred Stock of Titan Pharmaceuticals, Inc. [15]

4.1	Registration Rights Agreement dated as of December 17, 2007 [2]

4.2	Registration Rights Agreement dated as of December 8, 2009 [9]

4.3	Warrant to Purchase Common Stock dated December 23, 2009 issued to Oxford Finance Corporation [9]

4.4	Form of Warrant [13]

4.5	Registration Rights Agreement, dated as of March 15, 2011 [13]

4.6	Form of Series A Warrant [18]

4.6	Form of Class A Warrant [26]

4.6	Form of Underwriter Warrant [26]

10.1	1998 Stock Option Plan [3]

10.2	2001 Non-Qualified Employee Stock Option Plan [4]

10.3	2002 Stock Option Plan [5]

10.4	Employment Agreement between the Registrant and Sunil Bhonsle, dated May 16, 2009, as amended by agreements dated February 17, 2010, December 30, 2011 and December 31, 2012 [9,16,19]

10.5	Employment Agreement between the Registrant and Marc Rubin, dated May 16, 2009, as amended by agreements dated February 17, 2010, December 30, 2011 and December 31, 2012 [9,16,19]

10.6	Lease for the Registrant’s facilities, amended as of October 1, 2004 [6]

10.7	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009 [9]

10.8*	License Agreement between the Registrant and Sanofi-Aventis SA effective as of December 31, 1996 [7]

10.9*	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997 [8]

10.10	Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated December 18, 2009 [9]

10.11	Stock Purchase Agreement between the Registrant and certain investors dated December 8, 2009 [9]

10.12	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Marc Rubin [10]

10.13	Amendment to Employment Agreement dated June 15, 2010 between the Registrant and Sunil Bhonsle [10]

10.14	Amendment to lease for Registrant’s facilities dated June 15, 2010 [11]

10.15	Amended and Restated Loan and Security Agreement between the Registrant and Oxford Finance Corporation dated September 27, 2010 [12]

10.16	Facility Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited, as amended on February 6, 2013 [13,27]

10.17	Security Agreement, dated as of March 15, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited [13]

10.18	Royalty Purchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL [14]

10.19	Amended and Restated Royalty Agreement, dated November 14, 2011 by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL [14]

10.20	Amended and Restated Royalty Repurchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., and Horizon Sante TTNP SARL [14]

10.21	Cash Management Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL [14]

10.22	Paying Agent Agreement, dated November 14, 2011, by and among the Company, Deerfield Management Company, L.P. and U.S. Bank National Association [14]

10.23	Agreement, dated as of November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited [14]

10.24	Form of Subscription Agreement dated April 9, 2012 [18]

10.25*	License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl, dated December 14, 2012 [20]

10.26	Amendment dated May 28, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [21]

10.27	Second Amendment dated July 2, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [22]

10.28	Third Amendment dated November 12, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [23]

10.29	Stock Purchase Agreement dated November 12, 2013 by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [23]

10.30	2014 Incentive Plan [24]

10.31	2015 Titan Pharmaceuticals, Inc. Omnibus Equity Incentive Plan [25]

10.32	Titan Pharmaceuticals, Inc. Amended and Restated 2015 Omnibus Equity Incentive Plan [28]

10.33	Controlled Equity OfferingSM Sales Agreement, dated September 1, 2016, between the Company and Cantor Fitzgerald & Co. [29]

10.34	Employment Agreement between the Company and Sunil Bhonsle dated September 29, 2016[30]

10.35	Employment Agreement between the Company and Marc Rubin dated September 29, 2016[30]

14.1	Code of Business Conduct and Ethics [26]

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 33-99386).

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 27, 2007.

(3)	Incorporated by reference from the Registrant’s definitive Proxy Statement filed on July 28, 2000.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-42367).

(9)	Incorporated by reference from the Registrant’s Registration Statement on Form 10.

(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.

(12)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 18, 2011.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2011.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 21, 2011.

(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 4, 2012.

(17)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 10, 2013.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 2, 2013.

(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on February 28, 2013.

(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 29, 2013.

(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 5, 2013.

(23)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated November 13, 2013.

(24)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

(25)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 25, 2015.

(26)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.

(27)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 28, 2015.

(28)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 3, 2016.

(29)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 1, 2016.

(30)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated October 3, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: November 9, 2016	By:	/s/ Sunil bhonsle
	Name:	Sunil Bhonsle
	Title:	President and Chief Executive Officer (Principal Executive and Principal Financial Officer)

