Form 10-Q
period 2017-03-31
TITAN PHARMACEUTICALS INC
filed 2017-05-10
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____  to ____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2017
Common Stock, Par value $0.001	21,203,744

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2017	December 31, 2016
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$10,870	$14,006
Receivables	1,009	3,587
Prepaid expenses and other current assets	433	237
Total current assets	12,312	17,830
Property and equipment, net	762	837
Total assets	$13,074	$18,667

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,537	$3,015
Accrued clinical trials expenses	189	1,387
Other accrued liabilities	544	455
Total current liabilities	2,270	4,857
Warrant liabilities	197	619
Total liabilities	2,467	5,476

Commitments and contingencies
Stockholders’ equity:
Common stock, at amounts paid-in	297,855	297,855
Additional paid-in capital	24,721	24,300
Accumulated deficit	(311,969)	(308,964)
Total stockholders’ equity	10,607	13,191
Total liabilities and stockholders’ equity	$13,074	$18,667

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amount)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
License revenue	$40	$—
Total revenue	40	—
Operating expenses:
Research and development	2,126	700
General and administrative	1,351	1,131
Total operating expenses	3,477	1,831
Loss from operations	(3,437)	(1,831)
Other income (expense):
Other income (expense), net	10	(19)
Non-cash gain on changes in the fair value of warrants	422	4
Other income (expense), net	432	(15)
Net loss and comprehensive loss	$(3,005)	$(1,846)
Basic net loss per common share	$(0.14)	$(0.09)
Diluted net loss per common share	$(0.16)	$(0.09)
Weighted average shares used in computing basic net loss per common share	21,199	20,060
Weighted average shares used in computing diluted net loss per common share	21,376	20,400

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,005)	$(1,846)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	101	93
Non-cash gain on changes in fair value of warrants	(422)	(4)
Stock-based compensation	421	332
Changes in operating assets and liabilities:
Receivables	2,578	(644)
Prepaid expenses and other assets	(196)	(196)
Accounts payable and other accrued liabilities	(2,587)	227
Net cash used in operating activities	(3,110)	(2,038)

Cash flows from investing activities:
Purchases of furniture and equipment	(26)	(57)
Net cash used in investing activities	(26)	(57)
Net decrease in cash and cash equivalents	(3,136)	(2,095)
Cash and cash equivalents at beginning of period	14,006	7,857
Cash and cash equivalents at end of period	$10,870	$5,762

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any future interim periods.

The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”).

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

At March 31, 2017, we had cash and cash equivalents of approximately $10.9 million, which we believe are sufficient to fund our planned operations through the second quarter of 2018. We will require additional funds, either through payments from Braeburn under the license agreement or through other financing arrangements, to advance our current ProNeura development programs beyond the planned activities for the next 12 months and to complete the regulatory approval process necessary to commercialize any products we might develop.

Going concern assessment

In accordance with Accounting Standard Update, or ASU No. 2014-15, we assessed going concern uncertainty in our financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital to operate for a period of at least one year from the date the financial statements are issued or available to be issued, which is referred to as the “look-forward period” as defined by ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to us, we considered various scenarios, forecasts, projections, estimates and made certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we made certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable those implementations can be achieved and we have the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15.

Based upon the above assessment, we believe our cash and cash equivalents of approximately $10.9 million at March 31, 2017 are sufficient to fund our planned operations through the second quarter of 2018. We will require additional funds, either through payments from Braeburn under the license agreement or through other financing arrangements, to advance our current ProNeura development programs beyond the planned activities for the next 12 months and to complete the regulatory approval process necessary to commercialize any products we might develop.

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

Research and Development Costs and Related Accrual

Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses, facility costs, administrative expenses and allocations of corporate costs. External expenses consist of costs associated with outsourced contract research organization, or CRO, activities, sponsored research studies, product registration, patent application and prosecution, and investigator sponsored trials. We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by CROs and clinical sites. These costs are recorded as a component of research and development expenses. Under our agreements, progress payments are typically made to investigators, clinical sites and CROs. We analyze the progress of the clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 31, 2017, and for interim periods within those years. Early adoption is permitted. We do not expect the amended guidance to have a material impact on our statements of cash flows.

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

Subsequent Events

We have evaluated events that have occurred after March 31, 2017 and through the date that the financial statements are issued.

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

As a result of the fair value adjustment of the warrant liabilities, we recorded non-cash gains on decreases in the fair value of approximately $422,000 and approximately $4,000 for the three month periods ended March 31, 2017 and 2016 in our Condensed Statements of Operations and Comprehensive Loss. See Note 6, “Warrant Liability” for further discussion on the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Total warrant liability at December 31, 2016	$619
Adjustment to record warrants at fair value	(422)
Total warrant liability at March 31, 2017	$197

2. Stock Plans

The following table summarizes the stock-based compensation expense recorded for awards under the stock option plans for the three month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Research and development	$117	$132
General and administrative	304	200

Total stock-based compensation expenses	$421	$332

No tax benefit was recognized related to stock-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the stock-based compensation expense for the three month period ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Weighted-average risk-free interest rate	2.16%	1.53%
Expected dividend payments	—	—
Expected holding period (years)[1]	6.6	6.5
Weighted-average volatility factor[2]	0.88	0.92
Estimated forfeiture rates for options granted[3]	28%	29%

(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.

(2)	Weighted average volatility is based on the historical volatility of our common stock.

(3)	Estimated forfeiture rates are based on historical data.

Options to purchase approximately 436,000 and approximately 168,000 common shares were granted during the three month periods ended March 31, 2017 and 2016, respectively.

The following table summarizes option activity for the three month period ended March 31, 2017:

(in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Option Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	2,002	$5.67	5.68	$203
Granted	436	3.89
Exercised	—	—
Expired or cancelled	(14)	17.21
Forfeited	—	—

Outstanding at March 31, 2017	2,424	$5.29	6.27	$8

Exercisable at March 31, 2017	1,823	$5.60	5.21	$8

No shares of restricted stock were awarded to employees, directors and consultants during the three month periods ended March 31, 2017 and 2016.

As of March 31, 2017, there was approximately $1,302,000 of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.3 years.

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

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per common share for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(in thousands, except per share amounts)	2017	2016
Numerator:
Net loss used for basic earnings per share	$(3,005)	$(1,846)
Less change in fair value of warrant liability	(422)	(4)
Net loss used for diluted earnings per share	$(3,427)	$(1,850)
Denominator:
Basic weighted-average outstanding common shares	21,199	20,060
Effect of dilutive potential common shares resulting from options	45	18
Effect of dilutive potential common shares resulting from warrants	132	322
Weighted-average shares outstanding—diluted	21,376	20,400
Net loss per common share:
Basic	$(0.14)	$(0.09)
Diluted	$(0.16)	$(0.09)

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(in thousands)	2017	2016
Weighted-average anti-dilutive common shares resulting from options	1,913	1,667
Weighted-average anti-dilutive common shares resulting from warrants	246	316
	2,159	1,983

4. Comprehensive Loss

Comprehensive loss for the periods presented is comprised solely of our net income and loss. We had no items of other comprehensive income (loss) during the three-month periods ended March 31, 2017 and 2016. Comprehensive loss for the three-month period ended March 31, 2017 and 2016 was $3.0 million and $1.8 million, respectively.

5. Braeburn License

We are party to a license agreement with Braeburn pursuant to which we have granted Braeburn the exclusive commercialization rights to Probuphine in the United States and its territories and Canada. Under the agreement (as amended to date, the “Agreement”), we received a non-refundable license fee of $15.75 million (approximately $15.0 million net of expenses) in December 2012 and a $15.0 million milestone payment upon FDA approval of the Probuphine NDA in 2016. We receive royalties on net sales of Probuphine ranging in percentage from the mid-teens to the low twenties. Upon receipt of approval, our obligation was fulfilled and we recognized the full amount of the milestone payment in accordance with the milestone method of revenue recognition. The Agreement also provides for up to $165 million in sales milestones and $35 million in regulatory milestones. In addition, we are entitled to receive a low single digit royalty, up to an aggregate of $50 million, on sales by Braeburn, if any, of other competing continuous delivery treatments for opioid dependence as defined in the Agreement, and can also elect to receive a low single digit royalty on sales by Braeburn, if any, of other products in the addiction market in exchange for a similar reduction in our royalties on Probuphine. We will be reimbursed by Braeburn for any developments services and activities undertaken by us at Braeburn’s request.

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

The key assumptions used to value the Series A Warrants were as follows:

Assumption	March 31, 2017
Expected price volatility	49%
Expected term (in years)	1.02
Risk-free interest rate	1.04%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.20

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

Probuphine®, our first product candidate based on the ProNeura platform, was approved by the FDA in May 2016 for the maintenance treatment of opioid dependence in patients who are stable on low to moderate doses of daily sublingual buprenorphine treatment. We have licensed development and commercialization rights of Probuphine for the U.S. and Canadian markets to Braeburn and pursuant to the license agreement as amended to date, we received a $15 million milestone payment upon FDA approval of the Probuphine NDA, and are entitled to receive royalties on net sales of Probuphine ranging in percentage from the mid-teens to the low twenties based on a tiered structure. The agreement also provides for up to an additional $165 million in sales milestones and $35 million in regulatory milestones on Probuphine. Additionally, in certain circumstances the agreement entitles us to a low single digit royalty, up to an aggregate of $50 million, on net sales by Braeburn, if any, of other future competing products in the addiction market, e.g. a monthly depot injection. Braeburn commenced commercialization activities in support of the Probuphine product launch shortly after FDA approval. During the second half of 2016, Braeburn was engaged in training qualified health care providers in the implant insertion and removal procedures, physician outreach, payment and reimbursement discussions with third party payors and sales and marketing efforts associated with the launch including hiring personnel for a field sales force. In January 2017, Braeburn indicated that more than 2,500 health care providers from all 50 states and Puerto Rico were certified to provide Probuphine to their patients, and more than 70 payors, including private insurers, the Centers for Medicare & Medicaid Services (CMS) and Veterans Administration programs covered Probuphine. Also, the permanent J-code for Probuphine as the first six-month buprenorphine implant for the maintenance treatment of opioid addiction became effective on January 1, 2017, and we were informed that it should be incorporated into the reimbursement processing systems of most third party payor plans by early to mid-second quarter 2017. With a field sales force and medical support staff of more than 60 in place by early first quarter 2017, Braeburn commenced a full commercial launch focused on more than 80 key treatment centers throughout the U.S. to establish ‘sites of excellence’ for the long-term maintenance treatment with Probuphine. As with the launch of any new method of medical treatment in the current reimbursement environment, progress is slow during the initial several months while the challenges of the third party payor system are addressed. Braeburn has devoted substantial resources to support the patient and the physician community to facilitate this process of getting prior approvals from third party payors for treatment with Probuphine. While they have indicated good progress with some payors, it remains a challenge with some and recently Braeburn expanded its distribution channels and processing capacity by adding a second specialty pharmacy company to increase coverage across the country. During the first quarter, the number of patients seeking treatment with Probuphine showed a steady growth from month to month, and at the same time the number of health care providers that have prescribed Probuphine has been increasing from week to week. While revenues to Titan from Probuphine have to date been limited, the patient and physician trends are encouraging and we believe Braeburn is establishing a strong foundation for future success. We have been advised that most patients completing the first six month treatment with Probuphine during the quarter opted for treatment continuation. We believe we will benefit from the trend of opioid addiction treatment’s move towards extended release formulations, a trend evidenced by the development efforts of the major suppliers of daily dosed buprenorphine products aimed at adding extended release formulations to their product pipeline. However, in light of the difficulties encountered to date, we cannot predict either the timing or the degree to which Probuphine will be accepted by the medical community.

We have continued to make progress in the efforts to advance potential commercialization of Probuphine outside of the U.S. and Canada. To obtain regulatory clarity for product approval in Europe, we met in December 2016 with the U.K. and German regulatory agencies, and based on feedback from these meetings we submitted an application to the European Medicines Agency, or EMA, seeking eligibility for Probuphine to follow the centralized review and approval process for its Marketing Authorization Application or MAA. In early March 2017, we received confirmation from the EMA that Probuphine is eligible for a centralized review and approval process. We were recently informed by the EMA that a pediatric indication waiver has been granted. While we are still early in this process, it is our estimate that an MAA could be filed in the fourth quarter of 2017. We have also been granted Small Manufacturing Entity, or SME, status in Europe, which provides for some monetary benefits during the application process and commercialization. We have continued the interactions regarding potential partnerships for Probuphine in Europe and elsewhere, and this regulatory clarity has helped in advancing the dialogue.

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

The non-clinical development work related to the ropinirole implant, including the toxicology studies, was completed in the fourth quarter of 2016 and the IND was submitted to the FDA in January 2017. In late February 2017, in a telephone conversation, we received comments from the FDA following its initial review of the IND requesting additional information related to final test results for the ropinirole implant and the applicator, as well as the name of the Principal Investigator, and we were asked to hold the initiation of the clinical study. We received the FDA’s written comments in late March giving details of the requested information. We are working as quickly as possible to provide the FDA with the additional information and expect to have during June all the data needed for the FDA submission. .We hope to be able to commence the clinical study in early third quarter, although there is no assurance that the FDA will clear the IND within that timeframe, if at all.

During 2016 we identified refinements to the T3 implant formulation, however, due to shortage of the active pharmaceutical ingredient, or API, further investigation had to be temporarily suspended during the fourth quarter of 2016. In early 2017, we obtained the requisite supply of the API and have commenced work towards the optimization of the T3 implant. We intend to have further discussions this quarter with experts on the clinical development pathway, and the timing of further development activities will be dependent on those discussions and the availability of additional financial resources.

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

Results of Operations for the three months Ended March 31, 2017 and March 31, 2016

License revenues were approximately $40,000 during the three months ended March 31, 2017 compared with no license revenue during the three months ended March 31, 2016. License revenue for the 2017 period reflects the recognition of royalties earned on net sales of our Probuphine product by Braeburn.

Research and development expenses for the three month period ended March 31, 2017 were approximately $2.1 million, compared to approximately $0.7 million for the comparable period in 2016, an increase of approximately $1.4 million, or 200%. The increase in research and development costs was primarily associated with increases in external research and development expenses related to the support of our Probuphine and ProNeura product development programs and other research and development expenses. During the three month period ended March 31, 2017, external research and development expenses relating to our product development programs were approximately $1.1 million compared to approximately $0.6 million for the comparable period in 2016. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three month period ended March 31, 2017 were approximately $1.4 million compared to approximately $1.1 million for the comparable period in 2016, an increase of approximately $0.3 million, or 27%.  The increase in general and administrative expenses was primarily related to increases in non-cash stock-based compensation and employee-related costs of approximately $0.1 million and professional fees of approximately $0.1 million.

Net other income for the three month period ended March 31, 2017 was approximately $0.4 million compared to net other expense of approximately $15,000 for the comparable period in 2016. Net other income for the three month period ended March 31, 2017 consisted primarily of non-cash gains on changes in the fair value of warrants and interest income.

Our net loss for the three month period ended March 31, 2017 was approximately $3.0 million, or approximately $0.14 per share, compared to approximately $1.8 million, or approximately $0.09 per share, for the comparable period in 2016.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At March 31, 2017, we had working capital of approximately $10.0 million compared to working capital of approximately $13.0 million at December 31, 2016.

Our operating activities used approximately $3.1 million during the three months ended March 31, 2017. This consisted primarily of the net loss for the period of approximately $3.0 million, $0.4 million related to non-cash gains on changes in the fair value of warrants and $0.2 million related to net changes in other operating assets and liabilities. This was offset, in part, by non-cash charges of approximately $0.4 million related to stock-based compensation and approximately $0.1 million related to depreciation and amortization. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses.

Our investing activities used approximately $26,000 during the three months ended March 31, 2017, which was primarily related to purchases of equipment.

We had no financing activities during the three months ended March 31, 2017.

At March 31, 2017, we had cash and cash equivalents of approximately $10.9 million, which we believe are sufficient to fund our planned operations through the second quarter of 2018. We will require additional funds, either through payments from Braeburn under the license agreement or through other financing arrangements, to advance our current ProNeura development programs beyond the planned activities for the next 12 months and to complete the regulatory approval process necessary to commercialize any products we might develop.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 have not changed materially.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our President and Chief Executive Officer, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2017, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, Titan’s internal control over financial reporting.

PART II

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

TITAN PHARMACEUTICALS, INC.

Dated: May 10, 2017	By:	/s/ Sunil Bhonsle
	Name:	Sunil Bhonsle
	Title:	President and Chief Executive Officer (Principal Executive and Principal Financial Officer)

