Form 10-Q
period 2017-06-30
TITAN PHARMACEUTICALS INC
filed 2017-08-09
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2017
Common Stock, Par value $0.001	21,203,744

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2017	December 31, 2016
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$8,350	$14,006
Receivables	87	3,587
Prepaid expenses and other current assets	317	237
Total current assets	8,754	17,830
Property and equipment, net	660	837
Total assets	$9,414	$18,667

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$928	$3,015
Accrued clinical trials expenses	385	1,387
Other accrued liabilities	556	455
Total current liabilities	1,869	4,857
Warrant liabilities	7	619
Total liabilities	1,876	5,476

Commitments and contingencies
Stockholders’ equity:
Common stock, at amounts paid-in	297,855	297,855
Additional paid-in capital	25,103	24,300
Accumulated deficit	(315,420)	(308,964)
Total stockholders’ equity	7,538	13,191
Total liabilities and stockholders’ equity	$9,414	$18,667

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amount)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
License revenue	$77	$15,004	$117	$15,004
Total revenue	77	15,004	117	15,004
Operating expenses:
Research and development	2,501	1,746	4,627	2,446
General and administrative	1,197	1,214	2,548	2,345
Total operating expenses	3,698	2,960	7,175	4,791
Income (loss) from operations	(3,621)	12,044	(7,058)	10,213
Other expense:
Other expense, net	(20)	(6)	(10)	(25)
Non-cash gain (loss) on changes in the fair value of warrants	190	(110)	612	(106)
Other income (expense), net	170	(116)	602	(131)
Net income (loss) and comprehensive income (loss)	$(3,451)	$11,928	$(6,456)	$10,082
Basic net income (loss) per common share	$(0.16)	$0.58	$(0.30)	$0.50
Diluted net income (loss) per common share	$(0.17)	$0.55	$(0.33)	$0.48
Weighted average shares used in computing basic net income (loss) per common share	21,204	20,508	21,199	20,284
Weighted average shares used in computing diluted net income (loss) per common share	21,204	21,878	21,201	21,223

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(6,456)	$10,082
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	203	186
Non-cash (gain) loss on changes in fair value of warrants	(612)	106
Stock-based compensation	803	581
Changes in operating assets and liabilities:
Receivables	3,500	(638)
Prepaid expenses and other assets	(80)	(63)
Accounts payable and other accrued liabilities	(2,988)	1,215
Net cash provided by (used in) operating activities	(5,630)	11,469

Cash flows from investing activities:
Purchases of furniture and equipment	(26)	(48)
Net cash used in investing activities	(26)	(48)

Cash flows from financing activities:
Issuance of common stock from the exercise of options	—	27
Net cash provided by (used in) financing activities	—	27
Net increase (decrease) in cash and cash equivalents	(5,656)	11,448
Cash and cash equivalents at beginning of period	14,006	7,857
Cash and cash equivalents at end of period	$8,350	$19,305

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any future interim periods.

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

At June 30, 2017, we had cash and cash equivalents of approximately $8.4 million. On July 27, 2017, we entered into the Loan Agreement with Horizon, which provides for up to $10,000,000 in loans, including an initial loan in the amount of $7,000,000 extended upon signing of the Loan Agreement. An additional $3,000,000 loan is subject to our achievement of certain revenue and operational milestones on or prior to March 31, 2018. We believe that our funds at June 30, 2017, together with the approximately $6.8 million in net proceeds from the Horizon loan, are sufficient to fund our planned operations into the first quarter of 2019. We will require additional funds, either through payments from Braeburn under the license agreement or through other financing arrangements, to advance our current ProNeura development programs beyond this period and to complete the regulatory approval process necessary to commercialize any products we might develop.

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

Based upon the above assessment, we believe our cash and cash equivalents of approximately $8.4 million at June 30, 2017 along with approximately $6.8 million in net proceeds from the debt transaction completed on July 27, 2017 are sufficient to fund our planned operations into the first quarter of 2019. We will require additional funds, either through payments from Braeburn under the license agreement or through other financing arrangements, to advance our current ProNeura development programs beyond the planned activities for 2018 and to complete the regulatory approval process necessary to commercialize any products we might develop.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires most lessees to recognize right of use assets and lease liabilities, but recognize expenses in a manner similar with current accounting standards. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018. Entities are required to use a modified retrospective approach, with early adoption permitted. We are currently evaluating the impact of this new standard on the financial statements.

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

Subsequent Events

We have evaluated events that have occurred after June 30, 2017 and through the date that the financial statements are issued.

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

As a result of the fair value adjustment of the warrant liabilities, we recorded a non-cash gains on decreases in the fair value of $0.2 million and $0.6 million for the three and six-month periods ended June 30, 2017, respectively, and non-cash losses on increases in the fair value of $0.1 million for the three and six-month periods ended June 30, 2016 in our Condensed Statements of Operations and Comprehensive Income (Loss). See Note 6, “Warrant Liability” for further discussion on the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Total warrant liability at December 31, 2016	$619
Adjustment to record warrants at fair value	(612)
Total warrant liability at June 30, 2017	$7

2. Stock Plans

The following table summarizes the stock-based compensation expense recorded for awards under the stock option plans for the three and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Research and development	$128	$85	$245	$217
General and administrative	254	164	558	364
Total stock-based compensation expenses	$382	$249	$803	$581

No tax benefit was recognized related to stock-based compensation expense since we have accumulated operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the stock-based compensation expense for the three and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted-average risk-free interest rate	2.0%	1.5%	2.1%	1.5%
Expected dividend payments	—	—	—	—
Expected holding period (years) [1]	6.5	6.5	6.5	6.5
Weighted-average volatility factor [2]	0.88	0.92	0.88	0.92
Estimated forfeiture rates [3]	27%	29%	28%	29%

(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.

(2)	Weighted average volatility is based on the historical volatility of our common stock.

(3)	Estimated forfeiture rates are based on historical data.

Options to purchase approximately 60,000 shares of common stock were granted during the three-month period ended June 30, 2017. No options were granted during the three-month period ended June 30, 2016. Options to purchase approximately 496,000 and 168,000 shares of common stock were granted during the six-month periods ended June 30, 2017 and 2016, respectively.

The following table summarizes option activity for the six-month period ended June 30, 2017:

(in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Option Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	2,002	$5.67	5.68	$203
Granted	496	3.70
Exercised	—	—
Expired or cancelled	(19)	13.43
Forfeited	—	—

Outstanding at June 30, 2017	2,479	$5.22	6.13	$—

Exercisable at June 30, 2017	1,938	$5.54	5.23	$—

No shares of restricted stock were awarded to employees, directors and consultants during the three and six-month periods ended June 30, 2017 and 2016.

As of June 30, 2017, there was approximately $1.0 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 1.3 years.

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

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share for the three and six-months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Numerator:
Net income (loss) used for basic earnings per share	$(3,451)	$11,928	$(6,456)	$10,082
Less change in fair value of warrant liability	(190)	—	(612)	—
Net income (loss) used for diluted earnings per share	$(3,641)	$11,928	$(7,068)	$10,082
Denominator:
Basic weighted-average outstanding common shares	21,204	20,508	21,199	20,284
Effect of dilutive potential common shares resulting from options	—	254	2	129
Effect of dilutive potential common shares resulting from warrants	—	1,116	—	810
Weighted-average shares outstanding—diluted	21,204	21,878	21,201	21,223
Net income (loss) per common share:
Basic	$(0.16)	$0.58	$(0.30)	$0.50
Diluted	$(0.17)	$0.55	$(0.33)	$0.48

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net income (loss) per common share. These are excluded from the calculation due to their anti-dilutive effect for the three and six-months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Weighted-average anti-dilutive common shares resulting from options	2,437	1,244	2,324	1,280
Weighted-average anti-dilutive common shares resulting from warrants	1,117	—	517	12
	3,554	1,244	2,841	1,292

4. Comprehensive Income (Loss)

Comprehensive income (loss) for the periods presented is comprised solely of our net income (loss). We had no items of other comprehensive income (loss) during the three and six-month periods ended June 30, 2017 and 2016. Comprehensive loss for the three and six-month periods ended June 30, 2017 was $3.5 million and $6.5 million, respectively. Comprehensive loss for the three and six-month periods ended June 30, 2016 was $11.9 million and $10.1 million, respectively.

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

6. Warrant Liability

We currently have outstanding warrants to purchase an aggregate of 983,395 shares of common stock (“Series A Warrants”). The Series A Warrants are exercisable at $4.85 per share (reflecting an adjustment arising from the issuance of warrants described in Note 8 below) and expire in April 2018.  The Series A Warrants contain a provision where the warrant holder has the option to receive cash, equal to the Black Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Lattice valuation model, and the changes in the fair value are recorded in the Condensed Statements of Operations and Comprehensive Loss. The Lattice model provides for assumptions regarding volatility and risk-free interest rates within the total period to maturity.

The key assumptions used to value the Series A Warrants were as follows:

Assumption	June 30, 2017
Expected price volatility	50%
Expected term (in years)	0.78
Risk-free interest rate	1.20%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.01

7. Stockholders’ Equity

Common Stock

In May and June 2016, 1,072,307 shares of common stock were issued upon the cashless net exercise of 2,016,075 Class A Warrants in accordance with their terms. There were 847,569 Class A Warrants outstanding at June 30, 2017.

In May and June 2016, 58,569 shares of common stock were issued upon the cashless net exercise of 114,546 Underwriter Warrants in accordance with their terms. There were no remaining Underwriter Warrants outstanding at June 30, 2017.

8. Subsequent events

On July 27, 2017, we entered into a venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (the “Horizon”), which provides for up to $10,000,000 in loans, including an initial loan in the amount of $7,000,000 extended upon signing of the Loan Agreement. An additional $3,000,000 loan is subject to our achievement of the following milestones on or prior to March 31, 2018:

•	Revenue resulting from royalty payments of not less than $750,000;

•	Execution of a partnership or similar agreement for the marketing and sale of Probuphine in Europe; and

•	Market capitalization of not less than $50,000,000.

Repayment of the loans is on an interest-only basis through December 31, 2018, followed by monthly payments of principal and accrued interest for the balance of the four-year term. The loans bear interest at a floating coupon rate of one-month LIBOR (floor of 1.10%) plus 8.40%. A final payment equal to 5.0% of each loan tranche will be due on the scheduled maturity date for such loan. In addition, if we repay all or a portion of the loan prior to the applicable maturity date, we will pay Horizon a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 4% if the prepayment occurs during the interest-only payment period, 3% if the prepayment occurs during the 12 months following such period, and 2% thereafter.

Our obligations under the Loan Agreement are secured by a first priority security interest in all of our assets, with the exception of our intellectual property. We agreed not to pledge or otherwise encumber our intellectual property assets, subject to certain exceptions.

The Loan Agreement includes customary affirmative and restrictive covenants, excluding any covenants to attain or maintain certain financial metrics, and also includes customary events of default, including for payment failures, breaches of covenants, change of control and material adverse changes. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and Horizon may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

In connection with the Loan Agreement, we issued Horizon warrants to purchase an aggregate of 280,612 shares of common stock (the “Lender Warrants”). The per share exercise price of the Lender Warrants is the lower of (i) $1.96 or (ii) the price per share of any securities that may be issued in an equity financing during the next 18 months. We issued Horizon an additional warrant that will only become exercisable upon the funding of the second tranche of the loan, the number of shares and exercise price to be calculated at such time. We are required to file a registration statement within the next 90 days covering the resale of the shares underlying the Lender Warrants.

As a result of anti-dilution provisions contained in the outstanding Series A warrants, the exercise price of such warrants was reduced from $4.89 to $4.85 per share.

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

Probuphine®, our first product candidate based on the ProNeura platform, was approved by the FDA last year for the maintenance treatment of opioid dependence in patients who are stable on low to moderate doses of daily sublingual buprenorphine treatment. We have licensed development and commercialization rights of Probuphine for the U.S. and Canadian markets to Braeburn and pursuant to the license agreement as amended to date, we received a $15 million milestone payment upon FDA approval of the Probuphine NDA, and are entitled to receive royalties on net sales of Probuphine ranging in percentage from the mid-teens to the low twenties based on a tiered structure. The agreement also provides for up to an additional $165 million in sales milestones and $35 million in regulatory milestones on Probuphine. Additionally, in certain circumstances the agreement entitles us to a low single digit royalty, up to an aggregate of $50 million, on net sales by Braeburn, if any, of other future competing products in the addiction market, e.g. a monthly depot injection. Braeburn commenced commercialization activities in support of the Probuphine product launch following FDA approval.

During the second half of 2016, Braeburn focused on training qualified health care providers in the implant insertion and removal procedures, physician outreach, payment and reimbursement discussions with third party payors, and sales and marketing efforts associated with the launch, especially hiring personnel for a field sales force. In January 2017, Braeburn indicated that more than 2,500 health care providers from all 50 states and Puerto Rico were certified to provide Probuphine to their patients, and more than 70 payors, including private insurers, the Centers for Medicare & Medicaid Services (CMS) and Veterans Administration programs covered Probuphine. Also, the permanent J-code for Probuphine as the first six-month buprenorphine implant for the maintenance treatment of opioid addiction became effective on January 1, 2017, and we believe it has been incorporated into the reimbursement processing systems of most third party payor plans during this past quarter. With a field sales force and medical support staff of more than 60 in place by early first quarter 2017, Braeburn commenced a full commercial launch focused on more than 80 key treatment centers throughout the U.S. to establish ‘sites of excellence’ for the long-term maintenance treatment with Probuphine. As with the launch of any new method of medical treatment in the current reimbursement environment, progress was slow during the initial several months while the challenges of the third party payor system were being addressed. Braeburn has devoted substantial resources to support the patient and the physician community to facilitate this process of getting prior approvals from third party payors for treatment with Probuphine. They have indicated good progress with some payors, but continuing difficulties with others and in early second quarter Braeburn expanded its distribution channels and processing capacity by adding a second specialty pharmacy company to increase coverage across the country. While Braeburn continues to face challenges, the number of patients seeking treatment with Probuphine during the second quarter showed a steady growth from month to month. The second quarter revenues represented an increase of 93% over the first quarter, although total revenues to Titan this year from Probuphine have been limited. We were also advised that most patients completing the first six month treatment with Probuphine during the quarter opted for treatment continuation. We are encouraged by Braeburn’s recent appointment of Mike Derkacz as President and Chief Executive Officer. Mr. Derkacz has 25 years of commercial experience, most recently as Senior Vice President and Head of Global Central Nervous System and Pain Therapeutic Areas at Teva Pharmaceuticals. In its press release, Braeburn noted Mr. Derkacz’s deep expertise in launching new products, creating highly effective teams and focused organizational leadership and his strong commitment to Braeburn’s product portfolio. We believe we will benefit from the trend of opioid addiction treatment’s move towards extended release formulations, like one week and one month depot injections, for which two companies have recently submitted the New Drug Application, or NDA, to the FDA. These products, if approved, will focus on patients during the initial stages of treatment which can enable clinicians and patients to become accustomed to procedure oriented treatment, which may further enhance the potential use of Probuphine during the maintenance treatment stage. However, in light of the difficulties encountered to date, we cannot predict either the timing or the degree to which Probuphine will be accepted by the medical community.

We have continued to make progress in the efforts to advance potential commercialization of Probuphine outside of the U.S. and Canada. During the first quarter 2017, the European Medicines Agency, or EMA, granted eligibility for Probuphine to follow the centralized review and approval process for its Marketing Authorization Application or MAA. During the second quarter 2017, the EMA granted a pediatric indication waiver which removes the need for submitting with the MAA detailed clinical evaluation plans for a pediatric indication. The EMA has also appointed two member countries as rapporteur and co-rapporteur, and we have established a dialogue with the regulatory authorities to familiarize them with the development of Probuphine and the safety and efficacy data set, as well as receive their advice on the MAA preparation and presentation. While we are still early in this process, it is our estimate that an MAA could be filed in the fourth quarter of 2017. We have also been granted Small Manufacturing Entity, or SME, status in Europe, which provides for some monetary benefits during the application process and commercialization. We have continued the interactions regarding potential partnerships for Probuphine in Europe and elsewhere, and this regulatory clarity has helped in advancing the dialogue.

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

The ropinirole implant IND was submitted to the FDA in January 2017. In late February 2017, in a telephone conversation, we received comments from the FDA following its initial review of the IND requesting additional information related to final test results for the ropinirole implant and the applicator, as well as the name of the Principal Investigator, and we were asked to hold the initiation of the clinical study. We received the FDA’s written comments in late March giving details of the requested information. All the work required to collect the FDA requested information was completed as planned and the information submitted to the FDA. The review date communicated by the FDA is August 13, 2017 and as previously indicated, we hope to be able to commence the clinical study in the third quarter, although there is no assurance that the FDA will clear the IND within that timeframe, if at all.

During 2016 we identified refinements to the T3 implant formulation and after we obtained the requisite supply of the API in the first quarter 2017, we commenced work towards the optimization of the T3 implant. While non-clinical testing of the implants is in progress, we continue to have further discussions with experts on the clinical development pathway, and the timing of further development activities will be dependent on those discussions and the availability of additional financial resources.

Our goal is to opportunistically expand the product pipeline, and we are currently evaluating other drugs and disease settings for use with the ProNeura platform in potential treatment applications where conventional treatment is limited by variability in blood drug levels and poor patient compliance. Recently we entered into a Cooperative Research and Development Agreement, or CRADA, with Walter Reed Army Institute of Research and Southwest Research Institute to evaluate the development of ProNeura based implants for a long-term regimen in the prevention of malaria.

We operate in only one business segment, the development of pharmaceutical products.

Recent Accounting Pronouncements

See Note 1 to the accompanying unaudited condensed financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations for the Three and Six-Months Ended June 30, 2017 and June 30, 2016

License revenues of approximately $77,000 and $117,000 for the three and six-month periods ended June 30, 2017, respectively, primarily reflect the recognition of royalties earned on net sales of our Probuphine product by Braeburn.  License revenues of approximately $15.0 million for the three and six-month periods ended June 30, 2016 primarily reflect the recognition of the milestone payment earned upon FDA approval of our Probuphine NDA in May 2016.

Research and development expenses for the three-month period ended June 30, 2017 were approximately $2.5 million, compared to approximately $1.7 million for the comparable period in 2016, an increase of approximately $0.8 million, or 47%. The increase in research and development costs was primarily associated with increases in external research and development expenses related to the support of the ropinirole implant program and some expenses on other ProNeura product development programs, employee related expenses and other research and development expenses. Research and development expenses for the six-month period ended June 30, 2017 were approximately $4.6 million, compared to approximately $2.4 million for the comparable period in 2016, an increase of approximately $2.2 million, or 92%. The increase in research and development costs was primarily associated with increases in external research and development expenses related to the support of the ropinirole implant program and limited expenses on other ProNeura product development programs, employee related expenses and other research and development expenses. During the three and six-month periods ended June 30, 2017, external research and development expenses relating to our product development programs were approximately $1.5 million and $2.6 million, respectively, compared to approximately $0.9 million and $1.4 million, respectively, for the comparable periods in 2016. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our research and development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three-month periods ended June 30, 2017 and 2016 were approximately $1.2 million. General and administrative expenses for the six-month period ended June 30, 2017 were approximately $2.5 million, compared to approximately $2.3 million for the comparable period in 2016, an increase of approximately $0.2 million, or 9%. The increase in general and administrative expenses during the six-month period ended June 30, 2017 was primarily related to increases in employee related costs of approximately $0.2 million.

Net other income for the three and six-month periods ended June 30, 2017 was approximately $0.2 million and $0.6 million, respectively. Net other income consisted primarily of non-cash gains on changes in the fair value of warrants. Net other expense for the three and six-month periods ended June 30, 2016 was approximately $0.1 million. Net other expense consisted primarily of non-cash losses on changes in the fair value of warrants.

Our net loss for the three-month period ended June 30, 2017 was approximately $3.5 million, or approximately $0.16 per share, compared to our net income of approximately $11.9 million, or approximately $0.58 per share, for the comparable period in 2016. Our net loss for the six-month period ended June 30, 2017 was approximately $6.5 million, or approximately $0.30 per share, compared to our net income of approximately $10.1 million, or approximately $0.50 per share, for the comparable period in 2016.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of debt and equity securities, as well as with proceeds from warrant and option exercises, technology licensing, collaborative agreements and government-sponsored research grants. At June 30, 2017, we had working capital of approximately $6.9 million compared to working capital of approximately $13.0 million at December 31, 2016.

Our operating activities used approximately $5.6 million during the six-months ended June 30, 2017. This consisted primarily of the net loss for the period of approximately $6.5 million and $0.6 million related to non-cash gains on changes in the fair value of warrants. This was offset, in part, by non-cash charges of approximately $0.8 million related to stock-based compensation, approximately $0.2 million related to depreciation and amortization and $0.4 million related to net changes in other operating assets and liabilities. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses.

Our investing activities used approximately $26,000 during the six-months ended June 30, 2017, which was primarily related to purchases of equipment.

We had no financing activities during the six-months ended June 30, 2017.

In May 2016, the FDA approved our Probuphine NDA and pursuant to our license agreement with Braeburn, as amended to date, we received a $15 million milestone payment and subsequently transferred the NDA to Braeburn.

 At June 30, 2017, we had cash and cash equivalents of approximately $8.4 million. On July 27, 2017, we entered into the Loan Agreement with Horizon, which provides for up to $10,000,000 in loans, including an initial loan in the amount of $7,000,000 extended upon signing of the Loan Agreement. An additional $3,000,000 loan is subject to our achievement of certain revenue and operational milestones on or prior to March 31, 2018. We believe that our funds at June 30, 2017, together with the approximately $6.8 million in net proceeds from the Horizon loan, are sufficient to fund our planned operations into the first quarter of 2019. We will require additional funds, either through payments from Braeburn under the license agreement or through other financing arrangements, to advance our current ProNeura development programs beyond this period and to complete the regulatory approval process necessary to commercialize any products we might develop.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 have not changed materially.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our President and Chief Executive Officer, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2017, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, Titan’s internal control over financial reporting.

PART II

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results (the “10-K Risk Factors”). Except for the risk attendant to the Loan Agreement set forth below, there are no material changes to the 10-K Risk Factors.

The Loan Agreement contains restrictions on our operations and could result in certain adverse results.

The Loan Agreement with Horizon contains a variety of affirmative covenants, including, without limitation, payment obligations, information delivery requirements and certain notice requirements. Additionally, we are bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without Horizon’s consent, including, without limitation, incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on our assets. Upon the occurrence of an event of default under the Loan Agreement (subject to any applicable cure periods), all amounts owed thereunder would begin to bear interest at a rate that is 5.0% higher than the rate that would otherwise be applicable and the outstanding loan may be declared immediately due and payable. The loan is secured by a perfected security interest in all of our assets, with the exception of our intellectual property, which could be foreclosed upon in the event of a default that is not waived or cured.

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

Item 6. Exhibits

No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as amended [7]

3.1(2)	Certificate of Amendment to the Restated Certificate of Incorporation dated September 24, 2015 [18]

3.2	By-laws of the Registrant [1]

3.3	Certificate of Designations of Junior Participating Preferred Stock of Titan Pharmaceuticals, Inc. [10]

4.1	Form of Series A Warrant [11]

4.2	Form of Class A Warrant [17]

4.3	Form of Underwriter Warrant [17]

4.4	Form of Lender Warrant [22]

10.1	2001 Non-Qualified Employee Stock Option Plan [2]

10.2	2002 Stock Option Plan [3]

10.3	Lease for the Registrant’s facilities, amended as of October 1, 2004 [4]

10.4	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009 [7]

10.5*	License Agreement between the Registrant and Sanofi-Aventis SA effective as of December 31, 1996 [5]

10.6*	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997 [6]

No.	Description

10.7	Amendment to lease for Registrant’s facilities dated June 15, 2010 [8]

10.8	Royalty Purchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL [9]

10.9	Amended and Restated Royalty Agreement, dated November 14, 2011 by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL [9]

10.10	Cash Management Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL [9]

10.11	Paying Agent Agreement, dated November 14, 2011, by and among the Company, Deerfield Management Company, L.P. and U.S. Bank National Association [9]

10.12	Agreement, dated as of November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited [9]

10.13*	License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl, dated December 14, 2012 [12]

10.14	Amendment dated May 28, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [13]

10.15	Second Amendment dated July 2, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [14]

10.16	Third Amendment dated November 12, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [15]

10.17	Stock Purchase Agreement dated November 12, 2013 by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [15]

10.18	2014 Incentive Plan [16]

10.19	Titan Pharmaceuticals, Inc. Amended and Restated 2015 Omnibus Equity Incentive Plan [19]

10.20	Controlled Equity OfferingSM Sales Agreement, dated September 1, 2016, between the Company and Cantor Fitzgerald & Co. [20]

10.21	Employment Agreement between the Company and Sunil Bhonsle dated September 29, 2016 [21]

10.22	Employment Agreement between the Company and Marc Rubin dated September 29, 2016 [21]

10.23	Venture Loan and Security Agreement, dated July 27, 2017, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation [22]

14.1	Code of Business Conduct and Ethics [17]

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 33-99386).

(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-42367).

(7)	Incorporated by reference from the Registrant’s Registration Statement on Form 10.

(8)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2011.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 21, 2011.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 10, 2013.

(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on February 28, 2013.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 29, 2013.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 5, 2013.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated November 13, 2013.

(16)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

(17)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 28, 2015.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 3, 2016.

(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 1, 2016.

(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated October 3, 2016.

(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 27, 2017.

*	Confidential treatment has been granted with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: August 9, 2017	By:	/s/ Sunil Bhonsle
	Name:	Sunil Bhonsle
	Title:	President and Chief Executive Officer (Principal Executive and Principal Financial Officer)