Form 10-Q
period 2017-09-30
TITAN PHARMACEUTICALS INC
filed 2017-11-09
CIK 910267

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2017
Common Stock, Par value $0.001	21,203,744

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2017	December 31, 2016
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$11,688	$14,006
Receivables	91	3,587
Prepaid expenses and other current assets	277	237
Total current assets	12,056	17,830
Property and equipment, net	684	837
Total assets	$12,740	$18,667

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$712	$3,015
Accrued clinical trials expenses	706	1,387
Other accrued liabilities	554	455
Total current liabilities	1,972	4,857
Long-term debt	6,725	—
Warrant liabilities	5	619
Total liabilities	8,702	5,476

Commitments and contingencies
Stockholders’ equity:
Common stock, at amounts paid-in	297,855	297,855
Additional paid-in capital	25,794	24,300
Accumulated deficit	(319,611)	(308,964)
Total stockholders’ equity	4,038	13,191
Total liabilities and stockholders’ equity	$12,740	$18,667

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amount)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
License revenue	$40	$26	$157	$15,030
Total revenue	40	26	157	15,030
Operating expenses:
Research and development	2,714	1,590	7,341	4,036
General and administrative	1,396	1,052	3,944	3,397
Total operating expenses	4,110	2,642	11,285	7,433
Income (loss) from operations	(4,070)	(2,616)	(11,128)	7,597
Other expense:
Other expense, net	(123)	1	(133)	(24)
Non-cash gain (loss) on changes in the fair value of warrants	2	(5)	614	(111)
Other income (expense), net	(121)	(4)	481	(135)
Net income (loss) and comprehensive income (loss)	$(4,191)	$(2,620)	$(10,647)	$7,462
Basic net income (loss) per common share	$(0.20)	$(0.12)	$(0.50)	$0.36
Diluted net income (loss) per common share	$(0.20)	$(0.12)	$(0.53)	$0.35
Weighted average shares used in computing basic net income (loss) per common share	21,204	21,199	21,202	20,591
Weighted average shares used in computing diluted net income (loss) per common share	21,204	21,199	21,222	21,447

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(10,647)	$7,462
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	308	279
Non-cash (gain) loss on changes in fair value of warrants	(614)	111
Stock-based compensation	1,207	783
Changes in operating assets and liabilities:
Receivables	3,496	(1,695)
Prepaid expenses and other assets	(40)	(104)
Accounts payable and other accrued liabilities	(2,885)	1,865
Net cash provided by (used in) operating activities	(9,175)	8,701

Cash flows from investing activities:
Purchases of furniture and equipment	(155)	(96)
Net cash used in investing activities	(155)	(96)

Cash flows from financing activities:
Issuance of common stock from the exercise of options	—	27
Issuance of warrants	287	—
Proceeds from long-term debt	6,725	—
Net cash provided by financing activities	7,012	27
Net increase (decrease) in cash and cash equivalents	(2,318)	8,632
Cash and cash equivalents at beginning of period	14,006	7,857
Cash and cash equivalents at end of period	$11,688	$16,489

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any future interim periods.

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

Going concern assessment

In accordance with Accounting Standard Update, or ASU No. 2014-15, we assessed going concern uncertainty in our financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital to operate for a period of at least one year from the date the financial statements are issued or available to be issued, which is referred to as the “look-forward period” as defined by ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to us, we considered various scenarios, forecasts, projections, estimates, and made certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we made certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable those implementations can be achieved and we have the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15.

At September 30, 2017, we had cash and cash equivalents of approximately $11.7 million. Based on Probuphine sales levels to date, we currently estimate that our available capital is sufficient to fund our planned operations through August 2018. We will require additional funds to advance our ProNeura development programs beyond such period and to complete the regulatory approval process necessary to commercialize any products we might develop. While we are currently evaluating the alternatives available to us, including ex-U.S. partnering opportunities for Probuphine, possible collaborations for one or more of our ProNeura programs and various financing strategies, our efforts to address our liquidity requirements may not be successful.

Based upon the above assessment, we concluded that, at the date the financial statements in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017 were issued, we did not have sufficient cash to fund our operations for the next 12 months without additional funds and, therefore, there was substantial doubt about our ability to continue as a going concern within 12 months after the date the financial statements were issued.

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

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board, or FASB, issued a two-part Accounting Standards Update, or ASU, No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception amending guidance in FASB ASC 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We adopted ASU 2017-11 for the three months ended September 30, 2017, and retrospectively applied ASU 2017-11 as required. There was no retrospective impact as a result of the adoption of ASU 2017-11 on the financial statements. See Note 7, “Debt Agreements”.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers and has subsequently issued several supplemental or clarifying ASUs (collectively, “ASC 606”), ASC 606 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASC 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASC 606 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASC 606 recognized at the date of adoption. We expect to adopt the standard using the modified retrospective method.

We are assessing the impact that the future adoption of ASC 606 will have on our financial statements by analyzing our current portfolio of customer contracts, including a review of historical accounting policies and practices to identify potential differences in the application of ASC 606.  Additionally, we are performing a comprehensive review of our current processes and systems to determine and implement changes required to support the adoption of ASC 606 on January 1, 2018. During the fourth quarter of 2017, we plan to finalize our assessments of the impact that these standards may have on our financial statements and disclosures.

Subsequent Events

We have evaluated events that have occurred after September 30, 2017 and through the date that the financial statements are issued.

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

As a result of the fair value adjustment of the warrant liabilities, we recorded a non-cash gains on decreases in the fair value of $2,000 and $0.6 million for the three and nine-month periods ended September 30, 2017, respectively, and non-cash losses on increases in the fair value of $5,000 and $0.1 million for the three and nine-month periods ended September 30, 2016, respectively, in our Condensed Statements of Operations and Comprehensive Income (Loss). See Note 6, “Warrant Liability” for further discussion on the calculation of the fair value of the warrant liability.

(in thousands)	Warrant liability
Total warrant liability at December 31, 2016	$619
Adjustment to record warrants at fair value	(614)
Total warrant liability at September 30, 2017	$5

2. Stock Plans

The following table summarizes the stock-based compensation expense recorded for awards under the stock option plans for the three and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Research and development	$134	$85	$379	$302
General and administrative	270	117	828	481
Total stock-based compensation expenses	$404	$202	$1,207	$783

No tax benefit was recognized related to stock-based compensation expense since we have accumulated operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the stock-based compensation expense for the three and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted-average risk-free interest rate	2.0%	1.5%	2.1%	1.5%
Expected dividend payments	—	—	—	—
Expected holding period (years) [1]	6.6	6.5	6.6	6.5
Weighted-average volatility factor [2]	0.88	0.92	0.88	0.92
Estimated forfeiture rates [3]	26%	29%	27%	29%

(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.

(2)	Weighted average volatility is based on the historical volatility of our common stock.

(3)	Estimated forfeiture rates are based on historical data.

Options to purchase approximately 50,000 shares of common stock were granted during the three-month period ended September 30, 2017. No options were granted during the three-month period ended September 30, 2016. Options to purchase approximately 546,000 and 168,000 shares of common stock were granted during the nine-month periods ended September 30, 2017 and 2016, respectively.

The following table summarizes option activity for the nine-month period ended September 30, 2017:

(in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Option Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	2,002	$5.67	5.68	$203
Granted	546	3.50
Exercised	—	—
Expired	(27)	12.83
Cancelled or forfeited	(113)	5.27

Outstanding at September 30, 2017	2,408	$5.12	5.93	$12

Exercisable at September 30, 2017	1,962	$5.46	5.17	$—

No shares of restricted stock were awarded to employees, directors and consultants during the three and nine-month periods ended September 30, 2017 and 2016.

As of September 30, 2017, there was approximately $0.8 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 1.2 years.

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

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share for the three and nine-months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Numerator:
Net income (loss) used for basic earnings per share	$(4,191)	$(2,620)	$(10,647)	$7,462
Less change in fair value of warrant liability	(2)	—	(614)	—
Net income (loss) used for diluted earnings per share	$(4,193)	$(2,620)	$(11,261)	$7,462
Denominator:
Basic weighted-average outstanding common shares	21,204	21,199	21,202	20,591
Effect of dilutive potential common shares resulting from options	—	—	1	151
Effect of dilutive potential common shares resulting from warrants	—	—	19	705
Weighted-average shares outstanding—diluted	21,204	21,199	21,222	21,447
Net income (loss) per common share:
Basic	$(0.20)	$(0.12)	$(0.50)	$0.36
Diluted	$(0.20)	$(0.12)	$(0.53)	$0.35

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net income (loss) per common share. These are excluded from the calculation due to their anti-dilutive effect for the three and nine-months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Weighted-average anti-dilutive common shares resulting from options	2,380	1,241	2,340	1,287
Weighted-average anti-dilutive common shares resulting from warrants	2,607	—	941	—
	4,987	1,241	3,281	1,287

4. Comprehensive Income (Loss)

Comprehensive income (loss) for the periods presented is comprised solely of our net income (loss). We had no items of other comprehensive income (loss) during the three and nine-month periods ended September 30, 2017 and 2016. Comprehensive loss for the three and nine-month periods ended September 30, 2017 was $4.2 million and $10.6 million, respectively. Comprehensive loss for the three-month period ended September 30, 2016 was $2.6 million. Comprehensive income for the nine-month period ended September 30, 2016 was $7.5 million.

5. Braeburn License

We are party to a license agreement with Braeburn pursuant to which we have granted Braeburn the exclusive commercialization rights to Probuphine in the United States and its territories and Canada. Under the agreement (as amended to date, the “Agreement”), we received a $15.0 million milestone payment upon approval by the U.S. Food and Drug Administration, or FDA, of the Probuphine New Drug Application, or NDA, in 2016. We receive royalties on net sales of Probuphine ranging in percentage from the mid-teens to the low twenties. Upon receipt of approval, our obligation was fulfilled and we recognized the full amount of the milestone payment in accordance with the milestone method of revenue recognition. The Agreement also provides for up to $165 million in sales milestones and $35 million in regulatory milestones. In addition, we are entitled to receive a low single digit royalty, up to an aggregate of $50 million, on sales by Braeburn, if any, of other competing continuous delivery treatments for opioid dependence as defined in the Agreement, and can also elect to receive a low single digit royalty on sales by Braeburn, if any, of other products in the addiction market in exchange for a similar reduction in our royalties on Probuphine. We will be reimbursed by Braeburn for any developments services and activities undertaken by us at Braeburn’s request.

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

The key assumptions used to value the Series A Warrants were as follows:

Assumption	September 30, 2017
Expected price volatility	63%
Expected term (in years)	0.52
Risk-free interest rate	1.21%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.01

7. Debt Agreements

On July 27, 2017, we entered into a venture loan and security agreement (“Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”), which provides for up to $10.0 million in loans, including an initial loan in the amount of $7.0 million funded upon signing of the Loan Agreement. An additional $3.0 million loan is subject to our achievement of the following milestones on or prior to March 31, 2018:

•       Revenue resulting from royalty payments of not less than $750,000;

•       Execution of a partnership or similar agreement for the marketing and sale of Probuphine in Europe; and

•       Market capitalization of not less than $50.0 million.

Repayment of the loans is on an interest-only basis through December 31, 2018, followed by monthly payments of principal and accrued interest for the balance of the 46-month term. The loans bear interest at a floating coupon rate of one-month LIBOR (floor of 1.10%) plus 8.40%. A final payment equal to 5.0% of each loan tranche will be due on the scheduled maturity date for such loan. In addition, if we repay all or a portion of the loan prior to the applicable maturity date, we will pay Horizon a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 4% if the prepayment occurs during the interest-only payment period, 3% if the prepayment occurs during the 12 months following such period, and 2% thereafter.

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

In connection with the Loan Agreement, we issued Horizon seven-year warrants to purchase an aggregate of 280,612 shares of our common stock (“Horizon Warrants”). The per share exercise price of the Horizon Warrants is the lower of (i) $1.96 or (ii) the price per share of any securities that may be issued by the Company in an equity financing during the next 18 months. We issued Horizon an additional warrant that will only become exercisable upon the funding of the second tranche of the loan, the number of shares and exercise price to be calculated at such time. We agreed to file a registration statement covering the resale of the shares underlying the Horizon Warrants. In accordance with ASC 480, Distinguishing Liabilities from Equity, as amended by ASU, No. 2017-11, which we early adopted in the current quarter, these warrants have been classified as equity. The fair value of these warrants at the time of issuance was determined using a Black Scholes valuation model and was recorded in the Condensed Balance Sheet.

The key assumptions used to value the Horizon Warrants were as follows:

Assumption
Date of issuance	July 27, 2017
Expected price volatility	47%
Expected term (in years)	7.00
Risk-free interest rate	2.12%
Dividend yield	0.00%
Weighted-average fair value of warrants	$1.02

The anti-dilution provisions contained in the outstanding Series A warrants were triggered by the Horizon Warrant issuance, resulting in a reduction of the exercise price of such warrants from $4.89 to $4.85 per share.

8. Stockholders’ Equity

Common Stock

In May and June 2016, 1,072,307 shares of common stock were issued upon the cashless net exercise of 2,016,075 Class A Warrants in accordance with their terms. There were 847,569 Class A Warrants outstanding at September 30, 2017.

In May and June 2016, 58,569 shares of common stock were issued upon the cashless net exercise of 114,546 Underwriter Warrants in accordance with their terms. There were no remaining Underwriter Warrants outstanding at September 30, 2017.

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

Probuphine®, our first product candidate based on the ProNeura platform, was approved by the FDA last year for the maintenance treatment of opioid dependence in patients who are stable on low to moderate doses of daily sublingual buprenorphine treatment. We have licensed development and commercialization rights of Probuphine for the U.S. and Canadian markets to Braeburn and pursuant to the license agreement as amended to date, we received a $15 million milestone payment last year upon FDA approval of the Probuphine NDA.

In the first quarter of 2017, Braeburn commenced a full commercial launch. As with the launch of any new method of medical treatment in the current reimbursement environment, progress has been slow. In mid-2017, Braeburn realigned sales efforts and resources to focus on those treatment centers that had the most potential to recruit patients for treatment with Probuphine. Notwithstanding the foregoing, third quarter royalty revenues to Titan were $40,000, a decline from the prior quarter, and it is likely that royalty revenues will be low for the balance of the year.

Based on feedback from Braeburn and key opinion leaders we believe that access to care for patients has been negatively impacted by issues related to the timing and amount of reimbursement to patients and their doctors from insurance providers, as well as the requirements of the REMS program. Although the opioid addiction epidemic continues to be a major concern for our country, the hurdles to penetrating the market and growing sales of Probuphine have been considerable. We are in discussions with Braeburn management to more fully understand the issues restricting the growth of Probuphine sales. We believe Probuphine can benefit from the trend of opioid addiction treatment’s move towards extended release formulations, such as one week and one month depot injections, for which two companies have submitted NDAs, with PDUFA dates in the next three months. These products, if approved, will enable clinicians and patients to become accustomed to longer duration procedure-oriented treatment, which may encourage the potential use of Probuphine during the maintenance treatment stage. However, in light of the difficulties encountered to date, we cannot predict either the timing or the degree to which Probuphine will be accepted by the medical community.

We have continued to make progress in the efforts to advance potential commercialization of Probuphine outside of the U.S. and Canada. During the first quarter 2017, the European Medicines Agency, or EMA, granted eligibility for Probuphine to follow the centralized review and approval process for its Marketing Authorization Application, or MAA. Having made considerable progress over the last six months in the preparation of the MAA, including meetings with the review teams of the two EMA member countries appointed as rapporteur and co-rapporteur, and establishing a dialogue with the regulatory authorities to familiarize them with the development of Probuphine and the safety and efficacy data set, as well as receive their advice on the MAA preparation and presentation, we submitted the MAA to the EMA on November 6, 2017. We have also been granted Small Manufacturing Entity, or SME, status in Europe, which provides for some monetary benefits during the application process and commercialization. We have continued the interactions regarding potential partnerships for Probuphine in Europe and elsewhere, and this regulatory clarity has helped in advancing the dialogue. In October 2017, we received a notice of allowance from the European Patent Office for a patent covering methods of use claims for treating opioid dependence with a subdermal implant containing buprenorphine. Upon issuance, this patent is expected to provide protection for Probuphine in Europe into 2023.

We believe that our ProNeura long term drug delivery platform has the potential to be used in the treatment of other chronic conditions where maintaining stable, around the clock blood levels of a medication may benefit the patient and improve medical outcomes.

Efforts to advance our next product candidate, the ropinirole implant for the treatment of Parkinson’s disease, have continued and the Investigational New Drug application, or IND, which was submitted to the FDA earlier this year was cleared in August 2017 and the clinical study was initiated with the first patient treated in early October. This study is being conducted at three clinical research sites in the U.S. that specialize in the treatment of Parkinson’s disease. The trial is an open-label, sequential, dose escalation study that will enroll approximately 20 subjects with idiopathic Parkinson's disease. The primary objectives are to characterize the pharmacokinetic profile of the ropinirole implants, to evaluate their safety and tolerability, and to explore potential signals of efficacy using established disease-specific assessment scales. Patients on a stable dose of L-dopa plus oral ropinirole will have their oral ropinirole switched to ropinirole implants for three months of treatment. Initial data from the first cohort of patients is expected in the first half of 2018 and the study completion is targeted for the end of next year.

At the beginning of October, we announced a collaboration with Opiant Pharmaceuticals, Inc., or Opiant, to explore development of a novel approach to the prevention of opioid relapse and overdose in individuals with opioid use disorder. Together with Opiant, we will conduct a feasibility assessment of a subcutaneous implant using our proprietary ProNeura™ sustained release technology to administer an opioid antagonist. A product that may deliver non-fluctuating, therapeutic levels of an opioid antagonist continuously for up to six months may be ideally suited for the prevention of opioid relapse and overdose. We are targeting to complete this assessment in the first half of next year, and if appropriate, seek support from agencies such as the National Institutes of Health for advancing a product candidate.

Our goal is to opportunistically expand our product pipeline, and we are currently evaluating other drugs and disease settings for use with the ProNeura platform in potential treatment applications where conventional treatment is limited by variability in blood drug levels and poor patient compliance. Early non-clinical testing is being conducted for the development of a kappa opioid receptor agonist implant for the treatment of chronic pain. If successfully developed and approved, this would offer a potential non-addictive opioid analgesic for the treatment of chronic pain. Formulation studies and early in vitro testing is being conducted for the potential development of an implant with a currently approved peptide for the treatment of adult type 2 diabetes mellitus. An implantable triiodothyronine (T3) product for the treatment of hypothyroidism is completing non-clinical development focused on formulation optimization. While non-clinical testing of the implants is in progress, we continue to have further discussions with experts on the clinical development pathway, and the timing of further development activities will be dependent on those discussions and the availability of additional financial resources. We are also collaborating with the Walter Reed Army Institute of Research, or WRAIR, and the Southwest Research Institute in the early non-clinical evaluation of the ProNeura platform in malaria prophylaxis. The data from this collaboration is encouraging and has been presented by the WRAIR at several conferences, including most recently at the American Society of Tropical Medicine & Hygiene annual meeting at Baltimore, MD.

Recent Accounting Pronouncements

See Note 1 to the accompanying unaudited condensed financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations for the Three and Nine-months Ended September 30, 2017 and September 30, 2016

License revenues of approximately $40,000 and $157,000 for the three and nine-month periods ended September 30, 2017, respectively, primarily reflect the recognition of royalties earned on net sales of our Probuphine product by Braeburn.  License revenues of approximately $26,000 for the three-month period ended September 30, 2016 primarily reflects the recognition of royalties earned on net sales of our Probuphine product by Braeburn. License revenues of approximately $15.0 million for the nine-month period ended September 30, 2016 primarily reflects the recognition of the $15.0 million milestone payment earned upon FDA approval of our Probuphine NDA in May 2016.

Research and development expenses for the three-month period ended September 30, 2017 were approximately $2.7 million, compared to approximately $1.6 million for the comparable period in 2016, an increase of approximately $1.1 million, or 69%. The increase in research and development costs was primarily associated with increases in external research and development expenses related to the support of the ropinirole implant program and some expenses on other ProNeura product development programs, employee related expenses and other research and development expenses. Research and development expenses for the nine-month period ended September 30, 2017 were approximately $7.3 million, compared to approximately $4.0 million for the comparable period in 2016, an increase of approximately $3.3 million, or 83%. The increase in research and development costs was primarily associated with increases in external research and development expenses related to the support of the ropinirole implant program and limited expenses on other ProNeura product development programs, employee related expenses and other research and development expenses. During the three and nine-month periods ended September 30, 2017, external research and development expenses relating to our product development programs were approximately $1.8 million and $4.3 million, respectively, compared to approximately $1.1 million and $2.5 million, respectively, for the comparable periods in 2016. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our research and development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three-month period ended September 30, 2017 were approximately $1.4 million, compared to approximately $1.1 million for the comparable period in 2016, an increase of approximately $0.3 million, or 27%. The increase in general and administrative expenses during the three month period ended September 30, 2017 was primarily related to increases in non-cash stock compensation and employee related costs of approximately $0.2 million, fees and expenses of approximately $0.2 million related to the Horizon loan and other expenses of approximately $0.1 million. This was partially offset by decreases in professional fees of approximately $0.2 million. General and administrative expenses for the nine-month period ended September 30, 2017 were approximately $3.9 million, compared to approximately $3.4 million for the comparable period in 2016, an increase of approximately $0.5 million, or 15%. The increase in general and administrative expenses during the nine-month period ended September 30, 2017 was primarily related to increases in employee related costs of approximately $0.4 million, fees and expenses of approximately $0.2 million related to the Horizon loan and other expenses of approximately $0.1 million. This was partially offset by decreases in professional fees of approximately $0.1 million.

Net other expense for the three-month period ended September 30, 2017 was approximately $0.1 million. Net other expense consisted primarily of interest expense related to the Horizon loan. Net other income for the nine-month period ended September 30, 2017 was approximately $0.5 million. Net other income consisted primarily of non-cash gains on changes in the fair value of warrants of approximately $0.6 million which was partially offset by interest expense related to the Horizon loan of approximately $0.1 million. Net other expense for the three and nine-month periods ended September 30, 2016 was approximately $4,000 and $0.1 million, respectively. Net other expense consisted primarily of non-cash losses on changes in the fair value of warrants.

Our net loss for the three-month period ended September 30, 2017 was approximately $4.2 million, or approximately $0.20 per share, compared to our net loss of approximately $2.6 million, or approximately $0.12 per share, for the comparable period in 2016. Our net loss for the nine-month period ended September 30, 2017 was approximately $10.6 million, or approximately $0.50 per share, compared to our net income of approximately $7.5 million, or approximately $0.36 per share, for the comparable period in 2016.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of debt and equity securities, as well as with proceeds from warrant and option exercises, technology licensing, collaborative agreements and government-sponsored research grants. At September 30, 2017, we had working capital of approximately $10.1 million compared to working capital of approximately $13.0 million at December 31, 2016.

On July 27, 2017, we entered into the Loan Agreement with Horizon, which provides for up to $10,000,000 in loans, including an initial loan in the amount of $7,000,000 extended upon signing of the Loan Agreement. An additional $3,000,000 loan is subject to our achievement of certain revenue and operational milestones on or prior to March 31, 2018.

Our operating activities used approximately $9.2 million during the nine months ended September 30, 2017. This consisted primarily of the net loss for the period of approximately $10.6 million and $0.6 million related to non-cash gains on changes in the fair value of warrants. This was offset, in part, by non-cash charges of approximately $1.2 million related to stock-based compensation, approximately $0.3 million related to depreciation and amortization and $0.5 million related to net changes in other operating assets and liabilities. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses.

Our investing activities used approximately $0.2 million during the nine-months ended September 30, 2017, which was primarily related to purchases of equipment.

Our financing activities provided approximately $7.0 million during the nine-months ended September 30, 2017, which was primarily related the Horizon loan.

At September 30, 2017, we had cash and cash equivalents of approximately $11.7 million. Based on Probuphine sales levels to date, we currently estimate that our available capital is sufficient to fund our planned operations through August 2018. We will require additional funds to advance our ProNeura development programs beyond such period and to complete the regulatory approval process necessary to commercialize any products we might develop. While we are currently evaluating the alternatives available to us, including ex-U.S. partnering opportunities for Probuphine, possible collaborations for one or more of our ProNeura programs and various financing strategies, our efforts to address our liquidity requirements may not be successful.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 have not changed materially.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our President and Chief Executive Officer, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2017, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, Titan’s internal control over financial reporting.

PART II

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results (the “10-K Risk Factors”). Except for the risks set forth below, there are no material changes to the 10-K Risk Factors.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

Based on Probuphine sales levels to date, we currently estimate that our available capital at September 30, 2017 is sufficient to fund our planned operations through August 2018. We will require additional funds to advance our ProNeura development programs beyond such period and to complete the regulatory approval process necessary to commercialize any products we might develop. While we are currently evaluating the alternatives available to us, including ex-U.S. partnering opportunities for Probuphine, possible collaborations for one or more of our ProNeura programs and various financing strategies, our efforts to address our liquidity requirements may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 6. Exhibits

No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as amended [7]

3.1(2)	Certificate of Amendment to the Restated Certificate of Incorporation dated September 24, 2015 [18]

3.2	By-laws of the Registrant [1]

3.3	Certificate of Designations of Junior Participating Preferred Stock of Titan Pharmaceuticals, Inc. [10]

4.1	Form of Series A Warrant [11]

4.2	Form of Class A Warrant [17]

4.3	Form of Underwriter Warrant [17]

4.4	Form of Lender Warrant [22]

10.1	2001 Non-Qualified Employee Stock Option Plan [2]

10.2	2002 Stock Option Plan [3]

10.3	Lease for the Registrant’s facilities, amended as of October 1, 2004 [4]

10.4	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009 [7]

10.5*	License Agreement between the Registrant and Sanofi-Aventis SA effective as of December 31, 1996 [5]

10.6*	Sublicense Agreement between the Registrant and Novartis Pharma AG dated November 20, 1997 [6]

10.7	Amendment to lease for Registrant’s facilities dated June 15, 2010 [8]

10.8	Royalty Purchase Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL [9]

10.9	Amended and Restated Royalty Agreement, dated November 14, 2011 by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL [9]

10.10	Cash Management Agreement, dated November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL [9]

10.11	Paying Agent Agreement, dated November 14, 2011, by and among the Company, Deerfield Management Company, L.P. and U.S. Bank National Association [9]

10.12	Agreement, dated as of November 14, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited [9]

10.13*	License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl, dated December 14, 2012 [12]

10.14	Amendment dated May 28, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [13]

10.15	Second Amendment dated July 2, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [14]

10.16	Third Amendment dated November 12, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [15]

10.17	Stock Purchase Agreement dated November 12, 2013 by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [15]

10.18	2014 Incentive Plan [16]

10.19	Titan Pharmaceuticals, Inc. Amended and Restated 2015 Omnibus Equity Incentive Plan [19]

10.20	Controlled Equity OfferingSM Sales Agreement, dated September 1, 2016, between the Company and Cantor Fitzgerald & Co. [20]

10.21	Employment Agreement between the Company and Sunil Bhonsle dated September 29, 2016 [21]

10.22	Employment Agreement between the Company and Marc Rubin dated September 29, 2016 [21]

10.23	Venture Loan and Security Agreement, dated July 27, 2017, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation [22]

14.1	Code of Business Conduct and Ethics [17]

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-221126).

(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-42367).

(7)	Incorporated by reference from the Registrant’s Registration Statement on Form 10.

(8)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2011.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 21, 2011.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 10, 2012.

(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on February 28, 2013.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 29, 2013.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 5, 2013.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated November 13, 2013.

(16)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

(17)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A dated September 30, 2014.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 28, 2015.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 3, 2016.

(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 1, 2016.

(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated October 3, 2016.

(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 27, 2017.

*	Confidential treatment has been granted with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: November 9, 2017	By:	/s/ Sunil Bhonsle
	Name:	Sunil Bhonsle
	Title:	President and Chief Executive Officer (Principal Executive and Principal Financial Officer)