Form 10-K
period 2017-12-31
TITAN PHARMACEUTICALS INC
filed 2018-04-02
CIK 910267

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing price on June 30, 2017 was $39.4 million.

As of March 23, 2018, 21,203,744 shares of common stock, $0.001 par value, of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K or in the documents incorporated by reference herein may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking terminology such as “may,” “expects,” “believes,” “anticipates,” “intends,” “projects,” or similar terms, variations of such terms or the negative of such terms. Forward-looking statements are based on management’s current expectations. Actual results could differ materially from those currently anticipated due to a number of factors, including but not limited to, uncertainties relating to the commercialization of Probuphine®, financing and strategic agreements and relationships; difficulties or delays in the regulatory approval process; uncertainties relating to manufacturing, sales, marketing and distribution of our drug candidates that may be successfully developed and approved for commercialization; adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product development or commercialization; dependence on third party suppliers; the uncertainty of protection for our patents and other intellectual property or trade secrets; and competition.

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

Probuphine®, our first product candidate based on the ProNeura platform, was approved by the FDA in May 2016 for the maintenance treatment of opioid dependence in patients who are stable on low to moderate doses of daily sublingual buprenorphine treatment. We licensed development and commercialization rights of Probuphine for the U.S. and Canadian markets to Braeburn Pharmaceuticals, Inc., or Braeburn.

In the first quarter of 2017, Braeburn commenced a full commercial launch of the product. However, as with the launch of any new method of medical treatment in the current reimbursement environment, progress has been slow and for the year ended December 31, 2017 we had royalty revenues of $215,000. While Probuphine sales grew modestly from the first to the second quarter of 2017, this trend reversed in the third quarter and royalty revenues to Titan showed a marked decline during the second half of the year.

Based on feedback from Braeburn and key opinion leaders, we believe that access to care for patients has been negatively impacted by issues related to the timing and amount of reimbursement to patients and their doctors from insurance providers, as well as the requirements of the Risk Evaluation and Mitigation Strategy, or REMS, program. Although the opioid addiction epidemic continues to be a major concern for the United States, the hurdles to penetrating the market and growing sales of Probuphine have been considerable. We believed that the Camurus weekly and monthly depot injection products licensed by Braeburn would enable clinicians and patients to become accustomed to longer duration procedure-oriented treatment, thereby encouraging the potential use of Probuphine during the maintenance treatment stage. However, in January 2018, the FDA did not approve the NDA for these products causing a substantial delay in the regulatory approval process. Consequently, Braeburn substantially reduced its field sales force and medical liason personnel hampering any efforts to commercialize Probuphine. We are in discussions with Braeburn management to more fully understand the current status of Probuphine, including Braeburn’s interactions with the FDA regarding the post-approval clinical requirements, and the possible return of the commercialization rights. In light of the difficulties encountered to date, we cannot predict either the timing or the degree to which Probuphine will be accepted by the U.S. medical community.

We have continued to make progress in the efforts to advance potential commercialization of Probuphine outside of the U.S. and Canada. During the first quarter 2017, the European Medicines Agency, or EMA, granted eligibility for Probuphine to follow the centralized review and approval process for its Marketing Authorization Application, or MAA. Subsequently we met with the review teams of the two EMA member countries appointed as rapporteur and co-rapporteur to familiarize them with the development of Probuphine and the safety and efficacy data set, as well as receive their advice on the MAA preparation and presentation. The MAA was submitted to the EMA on November 6, 2017. In October 2017, we received a notice of allowance from the European Patent Office for a patent covering methods of use claims for treating opioid dependence with a subdermal implant containing buprenorphine. On March 21, 2018, we entered into an Asset Purchase, Supply and Support Agreement, or Purchase Agreement, with L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A., or Molteni, pursuant to which Molteni acquired the European intellectual property related to Probuphine, including the MAA, and will have the exclusive right to commercialize the Titan supplied Probuphine product in Europe, as well as certain countries of the Commonwealth of Independent States, the Middle East and North Africa. We are working with Molteni in connection with the regulatory approval process, including interacting with the EMA and providing full support to address questions received from the EMA.

We believe that our ProNeura long term drug delivery platform has the potential to be used in the treatment of other chronic conditions where maintaining stable, around the clock blood levels of a medication may benefit the patient and improve medical outcomes.

Efforts to advance our next product candidate, the ropinirole implant for the treatment of Parkinson’s disease, have continued and the Investigational New Drug application, or IND, was cleared by the FDA in August 2017. The Phase 1/2 clinical study was initiated shortly thereafter with the first patient treated in early October. This study is being conducted at three clinical research sites in the U.S. that specialize in the treatment of Parkinson’s disease. The trial is an open-label, sequential, dose escalation study that will enroll approximately 20 subjects with idiopathic Parkinson's disease. The primary objectives are to characterize the pharmacokinetic profile of the ropinirole implants, to evaluate their safety and tolerability, and to explore potential signals of efficacy using established disease-specific assessment scales. Patients on a stable dose of L-dopa plus oral ropinirole will have their oral ropinirole switched to ropinirole implants for three months of treatment. Initial data from the first cohort of patients is expected in the first half of 2018 and further progress will depend on the data and available resources.

Our goal is to expand our product pipeline using the ProNeura implant platform, and we have been opportunistically evaluating other drugs for use with this technology in potential treatment applications where conventional treatment is limited by variability in blood drug levels and poor patient compliance.

ProNeura Continuous Drug Delivery Platform

Our ProNeura continuous drug delivery system consists of a small, solid rod made from a mixture of ethylene-vinyl acetate, or EVA, and a drug substance. The resulting product is a solid matrix that is placed subdermally, normally in the inside part of the upper arm in a simple physician office based procedure, and is removed in a similar manner at the end of the treatment period. The drug substance is released continuously through the process of dissolution. This results in a steady rate of release generally similar to intravenous administration. We believe that such long-term, almost linear release characteristics are desirable by avoiding fluctuating peak and trough levels of oral dosing that may pose problems for many disease settings.

The ProNeura platform was developed to address the need for a simple, practical method to achieve continuous long-term drug delivery, and, depending on the characteristics of the compound to be delivered, potentially can provide treatment on an outpatient basis over extended periods of up to 12 months. We believe that the benefits of this technology have been demonstrated by the clinical results to date with Probuphine, and the development and regulatory process have been affirmed by the FDA approval of this product. We have been evaluating opportunities to develop this drug delivery platform for other potential treatment applications in which conventional treatment is limited by variability in blood drug levels and poor patient compliance and where existing therapeutic compounds have sufficient potency to be effective at low doses.

Our Product Pipeline

Probuphine

We developed Probuphine for the maintenance treatment of opioid dependence. Upon subdermal insertion in a patient, Probuphine is designed to release medication continuously and maintain a stable, around the clock blood level of the drug buprenorphine, an approved agent for the treatment of opioid dependence. Probuphine has been shown to provide six months of medication following a single treatment and was approved by the FDA in May 2016 for the maintenance treatment of opioid dependence in clinically stable patients who are receiving treatment with an oral formulation of buprenorphine at a dose of 8mg/day or less.

The development and commercialization rights to Probuphine for the U.S. and Canada were licensed to Braeburn and pursuant to the agreement, as amended to date, we received a $15 million milestone payment upon FDA approval of the Probuphine NDA in mid-2016, and are entitled to receive royalties on net sales of Probuphine based on a tiered structure ranging in percentage from the mid-teens to the low twenties. Following approval of Probuphine Braeburn first focused on training and certification of health care providers under the FDA approved REMS program, and by the end of 2016 had certified more than 2400 health care providers for prescribing and/or administering the product. In the first quarter of 2017, Braeburn commenced a full commercial launch. As with the launch of any new method of medical treatment in the current reimbursement environment, progress during the year was slow and we received royalty revenues of only $215,000 for the year ended December 31, 2017.

Based on feedback from Braeburn and key opinion leaders we believe that access to care for patients with Probuphine has been negatively impacted by issues related to the timing and amount of reimbursement to patients and their doctors from insurance providers, as well as the requirements of the REMS program. Although the opioid addiction epidemic continues to be a major concern for our country, the hurdles to penetrating the market and growing sales of Probuphine have been considerable. Advice from our consultant in this field indicates that a more focused commercialization strategy is necessary for success. These include re-segmenting target customer markets and focusing on academic institutions with addiction residencies and fellowships, MAT-supported residential treatment programs, physicians with long-term recovery oriented treatment programs and expansion of the specialty pharmacy network to better utilize the third party payor system. Additionally, we believe Probuphine can benefit from the trend of opioid addiction treatment’s move towards extended release formulations, such as one month depot injections, the first of which was approved by the FDA at the end of 2017. These products will enable clinicians and patients to become accustomed to longer duration procedure-oriented treatment, which may encourage the potential use of Probuphine during the maintenance treatment stage. However, in January 2018, the FDA did not approve the NDA for the injectable products Braeburn had in-licensed causing a substantial delay in the regulatory approval process. Consequently, Braeburn substantially reduced its field sales force and medical liason personnel hampering any efforts to commercialize Probuphine. We are in discussions with Braeburn management to more fully understand the current status of Probuphine, including Braeburn’s interactions with the FDA regarding the post-approval clinical requirements, and the possible return of the commercialization rights. However, in light of the difficulties encountered to date, we cannot predict either the timing or the degree to which Probuphine will be accepted by the medical community.

We have made considerable progress in the efforts to advance potential commercialization of Probuphine outside of the U.S. and Canada. In order to enable regulatory clarity for product approval in Europe, we sought scientific advice and met with the U.K. regulatory agency, MHRA, and the German regulatory agency, BfArM, and based on feedback from these meetings we submitted an application to the EMA seeking eligibility for Probuphine to follow the centralized review and approval process for its MAA. In early March 2017, we received confirmation from the EMA that Probuphine is eligible for a centralized review and approval process. While the preparation of the MAA was in progress, we met with the review teams of the two EMA member countries appointed as rapporteur (Ireland) and co-rapporteur (United Kingdom) to familiarize them with the development of Probuphine and the safety and efficacy data set, as well as receive their advice on the MAA preparation and presentation. The MAA was submitted to the EMA on November 6, 2017. We were also granted Small Manufacturing Entity, or SME, status in Europe, which provides for some monetary benefits during the application process and commercialization. In October 2017, we received a notice of allowance from the European Patent Office for a patent covering methods of use claims for treating opioid dependence with a subdermal implant containing buprenorphine. Upon issuance, this patent is expected to provide protection for Probuphine in Europe into 2023.

In late November 2017, we announced that we had entered into a binding term sheet with Molteni for commercialization of Probuphine in Europe and certain other territories. On March 21, 2018, we announced that we had entered into the Purchase Agreement pursuant to which Molteni acquired the European intellectual property related to Probuphine, including the MAA, and will have the exclusive right to commercialize the Titan supplied Probuphine product in Europe, as well as certain countries of the Commonwealth of Independent States, the Middle East and North Africa, or the Molteni Territory. The Purchase Agreement superseded the license arrangement contemplated by the term sheet. We received an initial payment of €2.0 million (approximately $2.4 million) upon execution of the Purchase Agreement and we are entitled to receive milestone payments totaling €4.5 million (approximately $5.5 million) upon the achievement of specified regulatory and product label milestones. Additionally, we are entitled to receive earn-out payments for up to 15 years on net sales of Probuphine in the Molteni Territory ranging in percentage from the low-teens to the mid-twenties. We are working with Molteni in connection with the European regulatory approval process, including addressing questions that have been posed by the EMA.

ProNeura-Ropinirole for Parkinson’s Disease

Parkinson’s disease, or PD, is a disease of the central nervous system characterized by the loss of dopaminergic neurons, which leads to increasing activity in the brain region that influences movement and motor function. According to the Parkinson’s Disease Foundation, more than one million people in the U.S. suffer from PD, and this number is projected to double by 2030. Early stage PD patients are treated with daily doses of drugs designed to replace dopamine in the brain. However, these therapeutics typically lose their benefits after several years of chronic treatment, and trigger serious side effect. About one-third of the treated patients develop motor response fluctuations and/or drug-induced dyskinesias within only three to five years of treatment, and these symptoms are present in almost all patients after 10 to 12 years. Clinical and nonclinical research indicates that these motor side effects arise from the pulsatile dopaminergic stimulation resulting from current oral treatment. Continuous dopaminergic stimulation, or CDS, by subcutaneous infusion has been shown to palliate these motor complications, as well as to delay or prevent the onset of dyskinesias. We believe our ProNeura drug delivery technology provides a clinically-validated platform to safely and conveniently provide CDS for several months from a single treatment. Further, the subdermal placement of these implants eliminates many of the device-related complications associated with existing treatment modalities.

Based on these principles we designed an implant to deliver the drug ropinirole and conducted appropriate non-clinical studies, including a non-clinical study in an MPTP Parkinsonian primate model and demonstrated that a sustained non-fluctuating plasma level of ropinirole could be delivered safely for several months following implantation and could control PD symptoms without triggering dyskinesias in severely lesioned primates. Following further optimization of the implant and completion of the IND enabling non-clinical studies, we submitted the IND application to the FDA in early 2017 and it was cleared in August 2017 for commencement of the proposed Phase 1/2 clinical study. The trial is an open-label, sequential, dose escalation study that will enroll approximately 20 subjects with idiopathic Parkinson's disease. The primary objectives are to characterize the pharmacokinetic profile of the ropinirole implants, to evaluate their safety and tolerability, and to explore potential signals of efficacy using established disease-specific assessment scales. Patients on a stable dose of L-dopa plus oral ropinirole will have their oral ropinirole switched to ropinirole implants for three months of treatment. This study is being conducted at three clinical research sites in the U.S. that specialize in the treatment of Parkinson’s disease. The first patient was treated in October 2017 and initial data from the early patients in the study is expected in the first half of 2018. We will evaluate this data for appropriateness of the dose and the blood level of the drug, and further progress in the study will be determined based on these findings, as well as the availability of funds.

Other ProNeura Product Feasibility Programs

Our goal is to expand our product pipeline using the ProNeura implant platform, and we have been opportunistically evaluating other drugs and disease settings for use with the ProNeura platform in potential treatment applications where conventional treatment is limited by variability in blood drug levels and poor patient compliance. Together with Opiant Pharmaceuticals, Inc., or Opiant, we began conducting a feasibility assessment of a subcutaneous implant using our proprietary ProNeura™ sustained release technology to administer an opioid antagonist. A product that may deliver non-fluctuating, therapeutic levels of an opioid antagonist continuously for up to six months may be ideally suited for the prevention of opioid relapse and overdose. We are targeting to complete this assessment in the first half of 2018 and, if appropriate, seek support from agencies such as the National Institutes of Health for advancing a product candidate. We are collaborating with the Walter Reed Army Institute of Research, or WRAIR, and the Southwest Research Institute in the early non-clinical evaluation of the ProNeura platform in malaria prophylaxis. The early data from this collaboration is encouraging and has been presented by the WRAIR staff at several conferences, and WRAIR is now seeking additional funding from the Department of Defense to continue the program with additional non-clinical testing of the implant formulations in large animal studies. Early non-clinical testing is being conducted for the development of a kappa opioid receptor agonist implant for the treatment of chronic pain. If successfully developed and approved, this would offer a potential non-addictive opioid analgesic for the treatment of chronic pain. Formulation studies and early in vitro testing is being conducted for the potential development of an implant with a currently approved peptide for the treatment of adult type 2 diabetes mellitus. Also, in 2017 we completed early non-clinical development focused on formulation optimization of an implantable triiodothyronine (T3) product for the treatment of hypothyroidism. Any further development will depend on availability of resources and interest from partners.

License Agreements

In December 2012, we entered into a license agreement, or the Braeburn Agreement with Braeburn pursuant to which we granted Braeburn an exclusive right and license to commercialize Probuphine in the United States of America and its territories, including Puerto Rico, and Canada, or the Braeburn Territory. Under the Braeburn Agreement, as amended to date, Braeburn made a non-refundable up-front license fee payment of $15.75 million in 2012 and a milestone payment of $15 million upon FDA approval of the NDA in May 2016. Under the Braeburn Agreement, we are entitled to receive royalties on net sales of Probuphine ranging in percentage from the mid-teens to the low twenties. The Braeburn Agreement also provides for up to $165 million in sales milestones and $35 in regulatory milestones, as well as royalties, up to an aggregate of $50 million, on a percentage of sales in the low single digit by Braeburn, if any, of other continuous delivery treatments for opioid dependence and can elect to receive low single digit royalties on sales, if any, by Braeburn of other products in the addiction market in exchange for a similar reduction in our royalties on Probuphine.

In February 2016, Braeburn informed us that it has entered in a sublicense agreement with Knight Therapeutics, Inc., or Knight, a specialty pharmaceutical company, whereby Braeburn has granted to Knight the rights to commercialize Probuphine in Canada.

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

In June 2010, the United States Patent and Trademark Office (“USPTO”) issued a patent covering methods of using Probuphine for the treatment of opiate addiction. Titan is the owner of this patent which claims a method for treating opiate addiction with a subcutaneously implanted device comprising buprenorphine and EVA, a biocompatible copolymer that releases buprenorphine continuously for extended periods of time. This patent will expire in April 2024. A U.S. continuation application is currently pending which includes claims related to Probuphine for the treatment of pain.  Related patents covering use of Probuphine with the continuous delivery technology for the treatment of opiate addiction have also been allowed or issued in Australia, Canada, Europe, India, Japan, Mexico and New Zealand. A further Probuphine application is pending in Hong Kong. On March 21, 2018 we executed the Purchase Agreement with Molteni whereby the European intellectual property covering Probuphine, including the European patent, was acquired by Molteni. Patents covering certain dopamine agonist implants, including ropinirole implant, have already been issued or allowed in the United States, Europe, Japan, China, Australia, Canada, South Korea, Mexico, New Zealand, South Africa, Israel and Hong Kong.

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

With respect to Probuphine, there are no six-month implant formulations of buprenorphine on the market or in development, and the primary competition it faces comes from Indivior, PLC (formerly the pharmaceutical business of Reckitt Benckiser Group, PLC), which markets globally a sublingual buprenorphine product (tablet and film formulations trade name Subutex and Suboxone) for the treatment of opioid dependence that currently holds the dominant market share of global sales, and recently received FDA approval for a one month depot injection (tradename Sublocade) that became commercially available in the first quarter of 2018. Probuphine also faces competition from two additional proprietary daily dose formulations that have been approved by the FDA; the first is a sublingual tablet called Zubsolv marketed by Orexo and the second is a buccal patch called Bunavail marketed by Bio Delivery Sciences International. Also, during 2013 and 2014, several generic sublingual tablet formulations of buprenorphine similar to Suboxone and Subutex were approved by the FDA that are expected to compete in the opioid addiction treatment market. Other forms of buprenorphine are also in development by other companies, including intramuscular and intradermal one week and one month depot injections which, if approved, will also compete with our product. Braeburn has licensed rights to certain of such potential products and Titan is entitled to a low single digit royalty on net sales of competing products, if commercialized. However, Braeburn received a complete response letter, or CRL, to the depot formulations of buprenorphine (Camurus 2038) and the approval is likely delayed by several months. Alkermes, Inc. also markets Vivitrol®, a one-month depot injection of naltrexone as a maintenance treatment for opioid dependent patients who have successfully gone through a detoxification process and achieved abstinence.

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

Manufacturing

The manufacturing of Probuphine has primarily been conducted at DPT Laboratories, Inc., or DPT, and we have expanded the manufacturing facility at this contract manufacturer to establish commercial scale capability to support the market launch of Probuphine and ongoing demand. We have entered into a commercial manufacturing agreement with DPT that governs the terms of the production and supply of Probuphine. During a part of 2017, we continued to supply and support Braeburn while an agreement between Braeburn and DPT for the supply of Probuphine was being finalized. Pursuant to the Purchase Agreement, we are responsible for the manufacture and supply of Probuphine as needed for the Molteni Territory.

To date, we have obtained the supply of bupenorphine from Teva Pharmaceuticals, Inc. under a commercial supply agreement similar to the one with DPT.

Sales and Marketing

We do not currently have any sales and marketing capability. As our licensee, Braeburn has sole responsibility for sales and marketing of Probuphine within the United States and, through its sublicensee, Knight Pharmaceuticals, Inc., in Canada. Molteni has sole responsibility for the commercialization of Probuphine in the Molteni Territory. Our current plans are to make similar arrangements for the commercialization of any additional products we may successfully develop based on our ProNeura technology.

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

Reimbursement

Sales of Probuphine and any other product candidates we may successfully develop will depend, in part, on the extent to which such products are covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States no uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any products will be made on a payor by payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require our licensees to provide scientific and clinical support for the use of our product to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

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

Reimbursement for injectable and implantable medications that are administered by a healthcare provider generally require a J-Code for the drug itself. Braeburn submitted its application for a permanent J-Code for Probuphine in June 2016. On November 1, 2016, the U.S. Centers for Medicare & Medicaid Services, or CMS, released a final rule that assigned a specific J-Code for Probuphine beginning January 1, 2017. Separate reimbursement codes are required for the Probuphine insertion and removal procedures. Braeburn had also applied for “G” codes for the Probuphine insertion and removal procedures, and in November 2017 the CMS approved specific codes and a reimbursement schedule for the physician office setting and the hospital outpatient setting. These G codes became effective on January 1, 2018. The timeline for the creation of the various procedural reimbursement pathways will vary based on the required governmental process or market needs for accurately tracking and reimbursing for the delivery of Probuphine and related procedural services.

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

For example, in March 2010, the ACA was enacted in the United States. The ACA includes measures that have significantly changed, and are expected to continue to significantly change, the way healthcare is financed by both governmental and private insurers. There have been judicial and Congressional challenges to the ACA, and we expect such challenges and amendments to continue in the future. Other legislative changes have been proposed and adopted in the United States since the ACA was enacted and there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.

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

As of December 31, 2017, we had 13 full-time employees.

Item 1A.	Risk Factors

We are dependent on the successful commercialization of Probuphine to fund our research and development programs and achieve value for our stockholders.

At December 31, 2017, we had cash and cash equivalents of approximately $7.5 million, which we believe, along with the approximately $2.4 million received from Molteni in March 2018 less the $3.0 million prepayment of our loan from Horizon in February 2018, is sufficient to fund our planned operations into the third quarter of 2018. Our ability to fund our research and development programs and achieve value for our stockholders depends in large part on the commercial success of Probuphine. To date, the ramp up of sales of Probuphine has been slower than was generally anticipated and Braeburn’s recent substantial salesforce reduction will severely limit sales levels. While we are engaged in discussions regarding the possible return and relicensing of U.S. commercialization rights to the product, there can be no assurance we will be successful in such efforts or that Probuphine will ever achieve substantial sales revenues. If we are unable to generate ample royalty revenue from Probuphine, we will be unable to fund our research and development programs without additional financing, which may not be available on acceptable terms, and our business will be materially harmed.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

Based on Probuphine sales levels to date, we currently estimate that our available cash at December 31, 2017 along with the approximately $2.4 million received from Molteni in March 2018 less the $3.0 million prepayment of our loan from Horizon in February 2018, is sufficient to fund our planned operations into the third quarter of 2018. We will require additional funds to advance our ProNeura development programs beyond such period and to complete the regulatory approval process necessary to commercialize any products we might develop. While we are currently evaluating the alternatives available to us, including reevaluating U.S. partnering and other opportunities for improving sales of Probuphine, possible collaborations for one or more of our ProNeura programs and various financing strategies, our efforts to address our liquidity requirements may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

The Loan Agreement contains restrictions on our operations and could result in certain adverse results.

The Loan Agreement with Horizon and Molteni contains a variety of affirmative covenants, including, without limitation, payment obligations, information delivery requirements and certain notice requirements. Additionally, we are bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without consent of the majority lender, including, without limitation, incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on our assets. Subject to certain forbearance provisions in effect through December 31, 2019, upon the occurrence of an event of default under the Loan Agreement (subject to any applicable cure periods), all amounts owed thereunder would begin to bear interest at a rate that is 5.0% higher than the rate that would otherwise be applicable and the outstanding loan may be declared immediately due and payable. The loan is secured by a perfected security interest in all of our assets, which could be foreclosed upon in the event of a default that is not waived or cured.

We are solely reliant on the efforts of third parties to commercialize Probuphine and our efforts to regain and relicense the U.S. commercialization rights may not be successful

Under an exclusive license covering the United States and Canada, Braeburn is solely responsible for the marketing, manufacture and commercialization of Probuphine in the Territory and, accordingly, the timing and amount of any royalty revenues or sales milestones we receive from this product has been wholly dependent upon Braeburn’s efforts to launch and commercialize this product. To date, such efforts have resulted in limited sales levels and Braeburn recently effected a substantial reduction in its salesforce that can reasonably be expected to adversely impact its commercialization efforts. We have been in discussions with Braeburn management to more fully understand the current status of Probuphine, including Braeburn’s interactions with the FDA regarding the post-approval clinical requirements, and the possible return of the commercialization rights. There can be no assurance that our efforts to regain and relicense the U.S. commercialization rights will be successful.

Our ability to generate revenues from the sale of Probuphine in the European Union and the rest of the Molteni Territory, assuming regulatory approval is ultimately obtained, will be wholly dependent on Molteni’s ability to successfully launch and commercialize the product in the Molteni Territory We do not have control over the amount and timing of resources that Molteni will dedicate to these efforts. We will be similarly dependent on the development, regulatory and marketing efforts of third parties with respect to revenues, if any, from sales of Probuphine in additional territories.

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

Our current ProNeura programs are at a very early stage and we may not be able to successfully develop these products or any other product based on our ProNeura drug delivery technology.

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

If our collaborators are unable to achieve and maintain adequate levels of coverage and reimbursement for Probuphine on reasonable pricing terms, or we or our collaborators fail to do so for any of our other product candidates for which we may receive regulatory approval, their commercial success may be severely limited.

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

Reimbursement for injectable and implantable drug products that require administration by a healthcare provider generally requires a drug code, and separate reimbursement codes are required for the injection, insertion and removal procedures, as applicable. The timely availability of a drug code or procedure code that covers our product or describes the procedures performed using our products, or a change to an existing code that describes such procedures is critical for successful commercialization and the lack of such codes may adversely affect reimbursement for our products and these procedures, including lower reimbursement rates, denials and delays in reimbursement if pre-authorization is required. Even if coverage is approved, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. While Probuphine was approved by the FDA in late May 2016, Braeburn was able to obtain a drug code (J code) for Probuphine that became effective only in January 2017, and procedure codes (G codes) for insertion only, removal only, and insertion plus removal were approved only in late 2017 and went into effect in January 2018.

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

Furthermore, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. In March 2010, the Patient Protection and Affordable Health Care Act of 2010, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, or collectively ACA”), was signed into law, which includes measures to significantly change the way health care is financed by both governmental and private insurers.

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

At December 31, 2017, we had federal net operating loss and tax credit carryforwards of $261.0 million and $8.9 million, respectively, and state net operating loss and tax credit carryforwards of $107.1 million and $8.8 million, respectively, available to offset future taxable income, if any. Current federal and state tax laws include substantial restrictions on the utilization of net operating loss and tax credits in the event of an ownership change and we cannot assure you that our net operating loss and tax carryforwards will continue to be available.

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

(a) Price Range of Securities

Our common stock is listed on the NASDAQ Capital Market (“NASDAQ”) under the symbol “TTNP”. The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported by NASDAQ. For current price information, stockholders are urged to consult publicly available sources.

	High	Low
Fiscal 2017
Fourth Quarter	$2.85	$1.13
Third Quarter	$2.15	$1.30
Second Quarter	$3.40	$1.80
First Quarter	$4.80	$3.15

Fiscal 2016
Fourth Quarter	$6.10	$3.80
Third Quarter	$6.17	$4.80
Second Quarter	$7.41	$4.76
First Quarter	$4.91	$2.98

(b) Approximate Number of Equity Security Holders

At March 23, 2018, there were 21,203,744 shares of our common stock outstanding held by 119 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

(d)

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrant and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders	2,087,758	$4.18	996,000
Equity compensation plans not approved by security holders(1)(2)(3)	640,573	$4.77	—
Total	2,728,331	$4.32	996,000

(1)	Includes 193,465 shares underlying options granted to employees and consultants who are not officers or directors of Titan under our 2001 Employee Non-Qualified Stock Option Plan.

(2)	In May 2009, we granted 111,819 and 56,364 non-qualified stock options outside of our stock option plans to Dr. Rubin and Mr. Bhonsle, respectively, at an exercise price of $4.34 that vested over 48 months from the grant date.

(3)	Includes 278,925 non-qualified stock options and restricted share awards granted to employees, directors and consultants under our 2014 Incentive Plan. For a description of the 2014 Plan, see note 12 to the financial statements.

Performance Graph

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Biotechnology Index. The graph assumes $100 invested on December 31, 2012 and assumes dividends reinvested. Measurement points are at the last trading day of the fiscal years ended December 31, 2013, 2014, 2015, 2016 and 2017. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARE CUMULATIVE TOTAL RETURN

AMONG TITAN PHARMACEUTICALS, INC., NASDAQ COMPOSITE INDEX AND

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

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$215	$15,065	$1,671	$3,646	$10,481
Operating expenses:
Research and development	9,648	6,126	4,675	4,075	8,309
General and administrative	5,069	4,596	3,755	3,046	3,063
Other income (expense), net	195	792	(4,520)	1,072	10,602
Net income (loss) applicable to common stockholders	$(14,307)	$5,135	$(11,279)	$(2,403)	$9,711
Basic net income (loss) per common share	$(0.67)	$0.25	$(0.56)	$(0.14)	$0.65
Diluted net income (loss) per common share	$(0.70)	$0.20	$(0.56)	$(0.20)	$0.53
Shares used in computing:
Basic net income (loss) per common share	21,203	20,744	20,053	17,057	14,927
Diluted net income (loss) per common share	21,228	21,459	20,053	17,060	15,029

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$7,522	$14,006	$7,857	$15,470	$11,798
Working capital	3,846	12,973	7,391	12,921	5,974
Total assets	8,905	18,667	13,287	20,851	18,423
Total stockholders’ equity	857	13,191	6,990	8,611	5,760

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Probuphine®, our first product candidate based on the ProNeura platform, was approved by the FDA in May 2016 for the maintenance treatment of opioid dependence in patients who are stable on low to moderate doses of daily sublingual buprenorphine treatment. We licensed development and commercialization rights of Probuphine for the U.S. and Canadian markets to Braeburn Pharmaceuticals, Inc., or

BraeburnIn the first quarter of 2017, Braeburn commenced a full commercial launch of the product. However, as with the launch of any new method of medical treatment in the current reimbursement environment, progress has been slow and for the year ended December 31, 2017 we had revenues of $215,000. While Probuphine sales grew modestly from the first to the second quarter of 2017 royalty revenues to Titan showed a marked decline during the second half of the year.

Based on feedback from Braeburn and key opinion leaders, we believe that access to care for patients has been negatively impacted by issues related to the timing and amount of reimbursement to patients and their doctors from insurance providers, as well as the requirements of the Risk Evaluation and Mitigation Strategy, or REMS, program. Although the opioid addiction epidemic continues to be a major concern for the United States, the hurdles to penetrating the market and growing sales of Probuphine have been considerable. We believed that the Camurus weekly and monthly depot injection products licensed by Braeburn would enable clinicians and patients to become accustomed to longer duration procedure-oriented treatment, thereby encouraging the potential use of Probuphine during the maintenance treatment stage. However, in January 2018, the FDA did not approve the NDA for these products causing a substantial delay in the regulatory approval process.Cconsequently, Braeburn substantially reduced its field sales force and medical liason personnel hampering any efforts to aggressively commercialize Probuphine. We are in discussions with Braeburn management to more fully understand the current status of Probuphine, including Braeburn’s interactions with the FDA regarding the post-approval clinical requirements, and the possible return of the commercialization rights. In light of the difficulties encountered to date, we cannot predict either the timing or the degree to which Probuphine will be accepted by the U.S. medical community.

We have continued to make progress in the efforts to advance potential commercialization of Probuphine outside of the U.S. and Canada. During the first quarter 2017, the European Medicines Agency, or EMA, granted eligibility for Probuphine to follow the centralized review and approval process for its Marketing Authorization Application, or MAA. Subsequently we met with the review teams of the two EMA member countries appointed as rapporteur and co-rapporteur to familiarize them with the development of Probuphine and the safety and efficacy data set, as well as receive their advice on the MAA preparation and presentation. The MAA was submitted to the EMA on November 6, 2017. In October 2017, we received a notice of allowance from the European Patent Office for a patent covering methods of use claims for treating opioid dependence with a subdermal implant containing buprenorphine. On March 21, 2018, we entered into an Asset Purchase, Supply and Support Agreement, or Purchase Agreement, with L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A., or Molteni, pursuant to which Molteni acquired the European intellectual property related to Probuphine, including the MAA, and will have the exclusive right to commercialize the Titan supplied Probuphine product in Europe, as well as certain countries of the Commonwealth of Independent States, the Middle East and North Africa.

We believe that our ProNeura long term drug delivery platform has the potential to be used in the treatment of other chronic conditions where maintaining stable, around the clock blood levels of a medication may benefit the patient and improve medical outcomes.

Efforts to advance our next product candidate, the ropinirole implant for the treatment of Parkinson’s disease, have continued and the Investigational New Drug application, or IND, was cleared by the FDA in August 2017 and the clinical study was initiated with the first patient treated in early October. This study is being conducted at three clinical research sites in the U.S. that specialize in the treatment of Parkinson’s disease. The trial is an open-label, sequential, dose escalation study that will enroll approximately 20 subjects with idiopathic Parkinson's disease. The primary objectives are to characterize the pharmacokinetic profile of the ropinirole implants, to evaluate their safety and tolerability, and to explore potential signals of efficacy using established disease-specific assessment scales. Patients on a stable dose of L-dopa plus oral ropinirole will have their oral ropinirole switched to ropinirole implants for three months of treatment. Initial data from the first cohort of patients is expected in the first half of 2018 and further progress will depend on the data and available resources.

Our goal is to expand our product pipeline using the ProNeura implant platform, and we have been opportunistically evaluating other drugs and disease settings for use with the ProNeura platform in potential treatment applications where conventional treatment is limited by variability in blood drug levels and poor patient compliance.

We operate in only one business segment, the development of pharmaceutical products. We make available free of charge through our website, www.titanpharm.com, our periodic reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Critical Accounting Policies and the Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe the following accounting policies for the years ended December 31, 2017 and 2016 to be applicable:

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

Share-Based Payments

We recognize compensation expense for all share-based awards made to employees, directors and consultants. The fair value of share-based awards is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award.

We use the Black-Scholes option pricing model to estimate the fair value method of our awards. Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. We estimate the expected term of stock options granted for the years ended December 31, 2017 and 2016 based on the historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and the expectations of future employee behavior. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. We estimate the pre-vesting forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

Liquidity and Capital Resources

	2017	2016	2015
	(in thousands)
As of December 31:
Cash and cash equivalents	$7,522	$14,006	$7,857
Working capital	$3,846	$12,973	$7,391
Current ratio	1.9:1	3.7:1	2.5:1

Years Ended December 31:
Cash provided by (used in) operating activities	$(13,038)	$6,293	$(7,466)
Cash used in investing activities	$(175)	$(171)	$(133)
Cash provided by (used in) financing activities	$6,729	$27	$(14)

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, the sale of royalty rights and government-sponsored research grants. At December 31, 2017, we had working capital of approximately $3.8 million compared to working capital of approximately $13.0 million at December 31, 2016.

Our operating activities used approximately $13.0 million of cash during the year ended December 31, 2017. This consisted primarily of the net loss for the period of approximately $14.3 million, approximately $0.6 million related to non-cash gains resulting from changes in the fair value of warrants and approximately $0.4 million related to net changes in other operating assets and liabilities. This was offset in part by approximately $0.6 million related to depreciation and amortization and non-cash charges of approximately $1.7 million related to share-based compensation expenses. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses.

Net cash used in investing activities of approximately $175,000 during the year ended December 31, 2017 was primarily related to purchases of equipment.

Our financing activities provided approximately $6.7 million during the year ended December 31, 2017 from entering into the Horizon Loan.

In March 2018, we entered into the Purchase Agreement with Molteni pursuant to which Molteni acquired the European intellectual property related to Probuphine and exclusive commercialization rights in the Molteni Territory.

We received an initial payment of €2.0 million (approximately $2.4 million) for the purchased assets and will receive potential additional payments totaling up to €4.5 million (approximately $5.5 million) upon the achievement of certain regulatory and product label milestones. Additionally, we are entitled to receive earn-out payments for up to 15 years on net sales of Probuphine in the Molteni Territory ranging in percentage from the low-teens to the mid-twenties.

In July 2017, we entered into a venture loan and security agreement with Horizon (the “Loan Agreement”) pursuant to which we received an initial loan in the principal amount of $7.0 million. In February 2018, we entered into an amendment to the Loan Agreement pursuant to which we prepaid $3.0 million of the outstanding principal amount and agreed to make an additional $1.0 prepayment to Horizon no later than May 14, 2018. In March 2018, the Loan Agreement was amended and restated (the “Restated Loan Agreement”) by Titan, Horizon and Molteni. Pursuant to the Restated Loan Agreement, Molteni acquired $2.4 million of the $4.0 million principal balance of the loan and assumed majority and administrative control of the debt obligation and the interest only payment and forbearance periods were extended to December 31, 2019. In addition, Molteni has the right to convert its portion of the debt into shares of our common stock at a conversion price of $1.20 per share and is required to effect this conversion of debt to equity if we complete an equity financing resulting in gross proceeds of at least $10.0 million at a price per share in excess of $1.20 and repay the $1.6 million principal balance of Horizon’s loan amount.

In September 2016, we entered into an agreement with Cantor Fitzgerald & Co. to enable us to sell up to $20 million of shares in an at-the-market offering (the “ATM”). To date, we have elected not to sell any shares pursuant to the ATM given our current financial position and the market price of our stock.

At December 31, 2017, we had cash and cash equivalents of approximately $7.5 million. After giving effect to the prepayment under the amended Loan Agreement and the receipt of the initial payment under the Purchase Agreement, we believe we have cash and cash equivalents sufficient to fund our planned operations into the third quarter of 2018. We will require additional funds to advance our current ProNeura development programs to later stage clinical studies and to complete the regulatory approval process necessary to commercialize any products we might develop.

The following table sets forth the aggregate contractual cash obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
Contractual obligations	Total	< 1 year	1-3 years	3-5 years	5 years+
Operating leases	$1,049	$287	$607	$155	$—
Debt obligations	$7,350	$3,000	$3,200	$1,150	$—
Total contractual cash obligations	$8,499	$3,287	$3,807	$2,305	$—

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

License revenues were approximately $215,000 and $15.1 million for the years ended December 31, 2017 and 2016, respectively. 2017 license revenues reflect the recognition of royalties earned on net sales of Probuphine. License revenues for the year ended December 31, 2016 reflect approximately $65,000 from the recognition of royalties earned on net sales of Probuphine and approximately $15.0 million from the recognition of the milestone payment earned upon FDA approval of our Probuphine NDA in May 2016.

Research and development expenses for 2017 were approximately $9.6 million compared to approximately $6.1 million in 2016, an increase of approximately $3.5 million, or 57%. The increase in research and development costs was primarily associated with increases in external research and development expenses related to the support of our ProNeura product development programs, including the costs associated with the IND and commencement of clinical study of the ropinirole implant and the cost of preparing the Probuphine MAA for submission to the EMA, employee related expenses and other research and development expenses. External research and development expenses include direct expenses such as CRO charges, investigator and review board fees, patient expense reimbursements, expenses for NDA preparation and contract manufacturing expenses. During 2017, external research and development expenses relating to our product development programs were approximately $5.6 million compared to approximately $3.5 million in 2016. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this document, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates. However, we anticipate that our research and development expenses will increase in connection with our current ProNeura development program and any other ProNeura technology based product development activities we may pursue.

General and administrative expenses for 2017 were approximately $5.1 million compared to approximately $4.6 million in 2016, an increase of approximately $0.5 million, or 11%. The increase in general and administrative expenses was primarily related to increases in non-cash stock-based compensation and employee-related costs of approximately $0.4 million and other expenses of approximately $0.1 million.

Net other income for the year ended December 31, 2017 was approximately $0.2 million, compared to approximately $0.8 million in 2016. Net other income in 2017 consisted primarily of $0.6 million related to non-cash gains on changes in the fair value of warrant liabilities offset by approximately $0.4 million consisting of interest expenses related to our Loan Agreement and other expenses. Net other income in 2016 consisted primarily of $0.8 million related to non-cash gains on changes in the fair value of warrant liabilities.

Our net loss applicable to common stockholders for the year ended December 31, 2017 was approximately $14.3 million, or approximately $0.67 per share, compared to our net income applicable to common stockholders of approximately $5.1 million, or approximately $0.25 per share, for the comparable period in 2016.

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

We held no marketable securities at December 31, 2017 and 2016.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

(c) Changes in Internal Control Over Financial Reporting : There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Securities Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors; Executive Officers and Corporate Governance

Set forth below are the name, age and position and a brief account of the business experience of each of our executive officers and directors:

Name	Age	Office	Director Since
Marc Rubin	63	Executive Chairman of the Board	November 2007
Sunil Bhonsle	68	Chief Executive Officer, President and Director	February 2004
Joseph A. Akers (1)(2)	72	Director	November 2014
Rajinder Kumar (3)	62	Director	January 2017
M. David MacFarlane (1)(2)(3)	77	Director	May 2002
James R. McNab, Jr. (1)(3)	74	Director	November 2014
Scott A. Smith (2)	56	Director	January 2017

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Governance Committee

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

James R. McNab, Jr. has served since June 2014 as chief executive officer of JT Pharmaceuticals, Inc., a privately-held drug discovery company he founded. Since 2009, Mr. McNab has served as executive chairman of FirstString Research, Inc., a privately-held biopharmaceutical company. Mr. McNab has co-founded several privately-held companies, including Sontra Medical Corporation, a drug delivery company, and Parker Medical Associates, a manufacturer and worldwide supplier of orthopedic and sports-related products. He received a B.A. in economics from Davidson College and an M.B.A. from the University of North Carolina at Chapel Hill. Based on Mr. McNab’s extensive management experience in the pharmaceutical industry, our Board believes that Mr. McNab has the appropriate set of skills to serve as a member of the Board.

Scott A. Smith has served since April 2017 as President and Chief Operating Officer of Celgene Corporation. Prior to this he served in various management capacities with Celgene Corporation since 2008, including as President, Inflammation and Immunology since August 2014. From 2003 to 2008, he served in various executive capacities with Biovail Pharmaceuticals, Inc. and prior thereto spent 16 years Pharmacia & Upjohn Company. Mr. Smith holds a BSc in Chemistry and Biology and an HBSc in Pharmacology and Toxicology from the University of Western Ontario and a Masters in International Management from the American Graduate School of International Management in Arizona. Based on Mr. Smith’s extensive management experience in the pharmaceutical industry, our Board believes that Mr. Smith has the appropriate set of skills to serve as a member of the Board.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2017.

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

Overview

During 2017, the compensation packages of Dr. Rubin, our Executive Chairman, and Sunil Bhonsle, our Chief Executive Officer and President continued to reflect our current level of operations and resources. The key objectives for 2017 were to support our ProNeura product development programs, the submission of our Probuphine product for approval with the EMA in Europe and its potential licensing with a European partner and the support of Braeburn in the commercial launch of Probuphine. This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers who served as named executive officers during the year ended December 31, 2017. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year; however, we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation disclosure.

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

Base Salaries

During 2017, the base salary of our named executives was reflective of the availability of resources and level of continuing operations. Dr. Rubin received an annual salary of $295,000 and Mr. Bhonsle received an annual salary of $395,000.

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

 In February 2017, Dr. Rubin and Mr. Bhonsle were granted options to purchase 70,000 shares and 80,000 shares of common stock, respectively, which vest monthly over 24 months from the grant date.

Compensation Committee Interlocks and Insider Participation

Members of our Compensation Committee of the board of directors are Joseph A. Akers, M. David MacFarlane and Scott A. Smith. No member of our Compensation Committee was, or has been at any time in the last 10 years, an officer or employee of Titan or any of our former subsidiaries.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards ($) (1)	Stock Awards ($) (1)	All Other Compensation ($)(2)	Total Compensation ($)
Marc Rubin, M.D.	2017	$295,000	$—	$207,100	$—	$—	$502,100
Executive Chairman	2016	295,000	73,000	245,311	—	—	613,311
	2015	210,000	—	473,719	—	—	683,719

Sunil Bhonsle	2017	$395,000	$—	$236,686	$—	$91,881	$723,567
Chief Executive Officer, President and Principal Financial Officer	2016	395,000	96,000	276,323	—	—	767,323
	2015	300,000	—	496,767	—	—	796,767

(1)	Amounts shown represent the grant date fair value computed in accordance with FASB ASC 718. The assumptions used by us with respect to the valuation of option grants and stock awards are set forth in “Titan Pharmaceuticals, Inc. Financial Statements—Notes to Financial Statements—Note 13—Stock Plans.”
(2)	Amounts shown represent the payment of accrued vacation compensation.

GRANTS OF PLAN-BASED AWARDS

The following table shows information concerning grants of plan based awards to named executive officers during the year ended December 31, 2017.

Name	Grant Date	Approval Date(1)	Number of Shares of Common Stock Underlying Awards (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards($)(2)
Marc Rubin, M.D.	2/13/2017	2/08/2017	70,000	(3)	$—	$207,100
Sunil Bhonsle	2/13/2017	2/08/2017	80,000	(3)	$—	$236,686

(1)	All grants were approved by the Compensation Committee on the dates indicated.
(2)	Valuation assumptions are found under “Titan Pharmaceuticals, Inc. Financial Statements—Notes to Financial Statements—Note 13—Stock Plans.”
(3)	These option grants vest monthly over 24 months from the grant date.

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

2001 Stock Option Plan

In August 2001, we adopted the 2001 Employee Non-Qualified Stock Option Plan, or the 2001 NQ Plan, pursuant to which 318,182 shares of common stock were authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan. The 2001 NQ Plan expired by its terms in August 2011. On December 31, 2017, options to purchase an aggregate of 193,465 shares of our common stock were outstanding under the 2001 NQ Plan.

2002 Stock Incentive Plan

In July 2002, we adopted the 2002 Stock Incentive Plan, or the 2002 Plan. Under the 2002 Plan, as amended, a total of approximately 1.3 million shares of our common stock were authorized for issuance to employees, officers, directors, consultants, and advisers. The 2002 Plan expired by its terms in July 2012. On December 31, 2017, options to purchase an aggregate of 583,758 shares of our common stock were outstanding under the 2002 Plan.

2014 Incentive Plan

In February 2014, our Board adopted the 2014 Incentive Plan, or the 2014 Plan, pursuant to which 454,546 shares of our common stock were authorized for issuance to employees, directors, officers, consultants and advisors. On December 31, 2017, options to purchase 278,925 shares of our common stock were outstanding under the 2014 Plan.

2015 Omnibus Equity Incentive Plan

In August 2015, our stockholders approved the 2015 Omnibus Equity Incentive Plan, or the 2015 Plan. The 2015 Plan, as amended in August 2016, authorized a total of 2.5 million shares of our common stock for issuance to employees, directors, officers, consultants and advisors. On December 31, 2017, options to purchase 1,504,000 shares of our common stock were outstanding under the 2015 Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2017.

	Option Awards
Name	Number of Securities Underlying Unexercised Awards (#) Exercisable	Number of Securities Underlying Unexercised Awards (#) Unexercisable		Exercise Price ($)	Expiration Date
Marc Rubin, M.D.	1,364	—		8.36	5/30/2018
	18,182	—		4.34	5/17/2019
	2,729	—		4.34	5/17/2019
	51,818	—		4.34	5/17/2019
	111,819	—		4.34	5/17/2019
	27,273	—		7.70	4/15/2021
	45,455	—		6.32	1/3/2022
	36,364	—		3.30	3/16/2025
	90,900	—		5.10	12/14/2025
	72,508	6,592	(1)	5.10	02/02/2026
	29,167	40,833	(1)	3.90	02/13/2027
Sunil Bhonsle	909	—		8.36	5/30/2018
	18,182	—		4.34	5/17/2019
	1,819	—		4.34	5/17/2019
	70,910	—		4.34	5/17/2019
	56,364	—		4.34	5/17/2019
	36,364	—		7.70	4/15/2021
	54,546	—		6.32	1/3/2022
	43,637	—		3.30	3/16/2025
	90,900	—		5.10	12/14/2025
	81,675	7,425	(1)	5.10	2/02/2026
	33,333	46,667	(1)	3.90	02/13/2027

(1)	These option grants vest monthly over 24 months from the grant date.

There were no option exercises by our named executive officers during 2017.

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

Employment Agreements

In September 2016, we entered into employment agreements with Dr. Rubin and Mr. Bhonsle providing for base annual salaries of $295,000 and 395,000, respectively. The employment agreements contain the following terms:

•	Bonuses. The executive may, at the sole discretion of the board of directors or the compensation committee, be considered for an annual bonus of up to 50% of his then base salary, payable in cash or awards under the Company’s equity incentive plan.

•	Term; Termination. The Employment Agreements have a two-year term but may be terminated by the Company for any reason at any time. In the event of termination by the Company without cause or by the executive for good reason not in connection with a change of control, as those terms are defined in such agreements, the executive is entitled to (i) severance for the greater of 12 months or the balance of the term, (ii) a pro rata portion of any annual bonus, (iii) 12 months of COBRA payments, and (iv) the immediate accelerated vesting of any unvested restricted shares and stock options. In the event such a termination is within 30 days prior to or six months following a change of control, the executive is entitled to an additional six months of COBRA payments.

•	Restrictive Covenants. The Employment Agreements contain one-year post-termination noncompetition and non-solicitation provisions.

•	Clawback. The Employment Agreements contain a two-year post-termination clawback of benefits provision in the event of a restatement of financial results upon which such benefits were based.

DIRECTOR COMPENSATION

Summary of Director Compensation

The following table summarizes compensation that our directors earned during 2017 for services as members of our Board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph A. Akers (2)	$57,500	$—	$40,127	$—	$—	$—	$96,627
Eurelio M. Cavalier (3)	9,588	—	28,781	—	—	—	36,389
Rajinder Kumar (4)	48,333	—	26,502	—	—	—	74,835
M. David MacFarlane, Ph.D. (5)	58,333	—	40,127	—	—	—	98,460
James R. McNab, Jr. (6)	57,500	—	40,127	—	—	—	97,627
Scott A. Smith (7)	51,250	—	26,502	—	—	—	77,752

(1)	Valuation assumptions are found under “Titan Pharmaceuticals, Inc. Financial Statements—Notes to Financial Statements—Note 13—Stock Plans.”
(2)	The aggregate number of option awards held at December 31, 2017 was 36,819.
(3)	The aggregate number of option awards held at December 31, 2017 was 55,462. Mr. Cavalier retired from the Board effective February 28, 2017.
(4)	The aggregate number of option awards held at December 31, 2017 was 15,000.
(5)	The aggregate number of option awards held at December 31, 2017 was 60,916.
(6)	The aggregate number of option awards held at December 31, 2017 was 36,819.
(7)	The aggregate number of option awards held at December 31, 2017 was 15,000.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 23, 2018, the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (ii) each director and director nominee; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. As of March 23, 2018, we had 21,203,744 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percent of Shares Beneficially Owned
Joseph A. Akers	46,486	(3)	*
Sunil Bhonsle	745,496	(4)	3.4%
Rajinder Kumar, Ph.D.	11,667	(5)	*
M. David MacFarlane, Ph.D.	79,858	(6)	*
James R. McNab, Jr.	133,486	(7)	*
Marc Rubin, M.D.	725,757	(8)	3.3
Scott A. Smith	11,667	(9)	*
All executive officers and directors as a group (7) persons	1,669,417		7.8%

*	Less than one percent.

(1)	Unless otherwise indicated, the address of such individual is c/o Titan Pharmaceuticals, Inc., 400 Oyster Point Boulevard, Suite 505, South San Francisco, California 94080.

(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of a person, shares of our common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 23, 2018 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

(3)	Includes 33,486 shares issuable upon exercise of outstanding options.

(4)	Includes (i) 555,234 shares issuable upon exercise of outstanding options and (ii) 54,684 shares held in a family trust for which he serves as trustee.

(5)	Includes 11,667 shares issuable upon exercise of outstanding options.

(6)	Includes 57,583 shares issuable upon exercise of outstanding options.

(7)	Includes 33,486 shares issuable upon exercise of outstanding options.

(8)	Includes 569,440 shares issuable upon exercise of outstanding options.

(9)	Includes 11,667 shares issuable upon exercise of outstanding options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The audit committee was formed in compliance with Section 3(a)(58)(A) of the Exchange Act and consists of Joseph A. Akers, M. David MacFarlane and James R. McNab, Jr., each of whom meets the independence requirements and standards currently established by the NYSE MKT and the SEC. In addition, the Board has determined that Messr. Akers is an “audit committee financial expert” and “independent” as defined under the relevant rules of the SEC and the NYSE MKT. The audit committee assists the Board by overseeing the performance of the independent auditors and the quality and integrity of Titan’s internal accounting, auditing and financial reporting practices. The audit committee is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees. During the fiscal year ended December 31, 2017, the audit committee met five times.

The compensation committee makes recommendations to the Board concerning salaries and incentive compensation for our officers, including our Principal Executive Officer, and employees and administers our stock option plans. The compensation committee consists of Joseph A. Akers, M. David MacFarlane and Scott A. Smith, each of whom meets the independence requirements and standards currently established by the NYSE MKT. The compensation committee did not meet as a separate committee, but took action by written consent three times during the fiscal year ended December 31, 2017.

The purpose of the governance committee is to assist the Board in identifying qualified individuals to become Board members, in determining the composition of the Board and in monitoring the process to assess Board effectiveness. The governance committee consists of James R. McNab, Jr., Rajinder Kumar and M. David MacFarlane who meet the independence requirements and standards currently established by the NYSE MKT. The nominating committee did not meet as a separate committee or take action by written consent during the fiscal year ended December 31, 2017.

The charters for the audit, compensation and governance committees, which have been adopted by our Board, contain detailed descriptions of the committees’ duties and responsibilities and are available in the Investor Relations section of our website at www.titanpharm.com.

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

Board Meetings

Our business and affairs are managed under the direction of our Board, which is currently composed of eight members. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling and direction to our management. During the fiscal year ended December 31, 2017, the Board met six times and took action by written consent two times and no director attended fewer than 75% of the meetings of the Board and Board committees of which the director was a member.

Item 14.	Principal Accounting Fees and Services.

Aggregate fees billed by OUM & Co. LLP, an independent registered public accounting firm, during the fiscal years ended December 31, 2017 and 2016 were as follows:

	2017	2016
Audit Fees	$210,824	$164,688
Audit-Related Fees	6,693	41,037
Tax Fees	15,000	26,000
All Other Fees	—	—
Total	$232,517	$231,725

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

All Other Fees —During the years ended December 31, 2017 and 2016, OUM & Co. LLP did not incur any fees for other professional services.

The audit committee reviewed and approved all audit and non-audit services provided by OUM & Co. LLP and concluded that these services were compatible with maintaining its independence. The audit committee approved the provision of all non-audit services by OUM & Co. LLP. Of the total number of hours expended during OUM & Co. LLP’s engagement to audit our financial statements for the year ended December 31, 2017, none of the hours were attributed to work performed by persons other than permanent, full-time employees of OUM & Co. LLP.

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

TITAN PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Titan Pharmaceuticals, Inc.

South San Francisco, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Titan Pharmaceuticals, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ OUM & CO. LLP

San Francisco, California

March 30, 2018

We have served as the Company's auditor since 2004.

TITAN PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,
	2017	2016
	(in thousands, except share and per share data )
Assets
Current assets:
Cash and cash equivalents	$7,522	$14,006
Restricted cash	361	—
Receivables	65	3,587
Prepaid expenses and other current assets	362	237
Total current assets	8,310	17,830
Property and equipment, net	595	837
Total Assets	$8,905	$18,667
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$821	$3,015
Accrued clinical trials expenses	289	1,387
Other accrued liabilities	354	455
Current portion of long-term debt	3,000	—
Total current liabilities	4,464	4,857
Long-term debt, net of debt discount of $497,000	3,584	—
Warrant liability	—	619
Total Liabilities	8,048	5,476
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized, none issued and outstanding at December 31, 2017 and 2016.	—	—
Common stock, at amounts paid-in, $0.001 par value per share; 125,000,000 shares authorized, 21,203,744 and 21,198,879 shares issued and outstanding at December 31, 2017 and 2016, respectively.	297,855	297,855
Additional paid-in capital	26,273	24,300
Accumulated deficit	(323,271)	(308,964)
Total stockholders’ equity	857	13,191
Total Liabilities and Stockholders’ Equity	$8,905	$18,667

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
	2017	2016	2015
	(in thousands, except per share amount)
Revenue:
License revenue	$215	$15,065	$1,671
Total revenue	215	15,065	1,671
Operating expenses:
Research and development	9,648	6,126	4,675
General and administrative	5,069	4,596	3,755
Total operating expenses	14,717	10,722	8,430
Income (loss) from operations	(14,502)	4,343	(6,759)
Other income (expense):
Interest income (expense), net	(369)	37	—
Other expense, net	(55)	(70)	(8)
Non-cash gain (loss) on changes in the fair value of warrants	619	825	(4,512)
Other income (expense), net	195	792	(4,520)
Net income (loss) and comprehensive income (loss) applicable to common stockholders	$(14,307)	$5,135	$(11,279)
Basic net income (loss) per common share	$(0.67)	$0.25	$(0.56)
Diluted net income (loss) per common share	$(0.70)	$0.20	$(0.56)
Weighted average shares used in computing basic net income (loss) per common share	21,203	20,744	20,053
Weighted average shares used in computing diluted net income (loss) per common share	21,228	21,459	20,053

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2014	20,000	$289,196	$22,235	$(302,820)	$—	$8,611
Net loss				(11,279)		(11,279)
Reclassification of warrants from liabilities to stockholders’ equity		8,646				8,646
Issuance of common stock upon vesting of restricted stock awards, net	60	(14)				(14)
Stock-based compensation			1,026			1,026
Balances at December 31, 2015	20,060	297,828	23,261	(314,099)	—	6,990
Net income				5,135		5,135
Issuance of common stock upon exercise of warrants, net	1,131					—
Issuance of common stock upon exercise of options, net	8	27				27
Stock-based compensation			1,039			1,039
Balances at December 31, 2016	21,199	297,855	24,300	(308,964)	—	13,191
Net loss				(14,307)		(14,307)
Issuance of warrants to purchase common stock, net			286			286
Issuance of common stock, net	5					—
Stock-based compensation			1,687			1,687
Balances at December 31, 2017	21,204	$297,855	$26,273	$(323,271)	$—	$857

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(14,307)	$5,135	$(11,279)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	417	377	358
Non-cash interest expense	141	—	—
Non-cash (gain) loss on changes in fair value of warrants	(619)	(825)	4,512
Stock-based compensation	1,687	1,039	1,026
Changes in operating assets and liabilities:
Receivables	3,522	626	(245)
Prepaid expenses and other assets	(486)	(63)	(29)
Accounts payable	(2,194)	(1,143)	(250)
Other accrued liabilities	(1,199)	1,147	112
Deferred contract revenue	—	—	(1,671)
Net cash provided by (used in) operating activities	(13,038)	6,293	(7,466)
Cash flows from investing activities:
Purchases of furniture and equipment	(175)	(171)	(133)
Net cash used in investing activities	(175)	(171)	(133)
Cash flows from financing activities:
Proceeds from the issuance of debt	6,729	—	—
Proceeds from issuance of common stock from the exercise of stock options	—	27	—
Issuance of common stock from the vesting of restricted shares	—	—	(14)
Net cash provided by (used in) financing activities	6,729	27	(14)
Net increase (decrease) in cash	(6,484)	6,149	(7,613)
Cash and cash equivalents at beginning of period	14,006	7,857	15,470
Cash and cash equivalents at end of period	$7,522	$14,006	$7,857
Supplemental disclosure of cash flow information
Interest paid	$298	$—	$—
Fair value of warrants at the time of reclassification to equity	$—	$—	$8,646

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

The Company

We are a pharmaceutical company developing proprietary therapeutics for the treatment of serious medical disorders. Our product development programs utilize our proprietary long-term drug delivery platform, ProNeura™, and focus primarily on innovative treatments for select chronic diseases for which steady state delivery of a drug provides an efficacy and/or safety benefit. We are directly developing our product candidates and also utilize corporate, academic and government partnerships as appropriate. We operate in only one business segment, the development of pharmaceutical products. All share and per share amounts give retroactive effect to a 1 for 5.5 reverse stock split effected in September 2015. See Note 12 “Stockholders’ Equity – Reverse Stock Split.”

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

At December 31, 2017, we had cash and cash equivalents of approximately $7.5 million, which we believe, along with the approximately $2.4 million received from Molteni in March 2018 less the $3.0 million prepayment of our loan from Horizon in February 2018, is sufficient to fund our planned operations into the third quarter of 2018. We will require additional funds, either through payments from Braeburn under the license agreement or through other financing arrangements, to advance our current ProNeura development programs to later stage clinical studies and to complete the regulatory approval process necessary to commercialize any products we might develop.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Going concern assessment

With the implementation of FASB's standard on going concern, Accounting Standard Update, or ASU No. 2014-15, beginning with the year ended December 31, 2016 and all annual and interim periods thereafter, we will assess going concern uncertainty in our financial statements to determine if we have sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the financial statements are issued or available to be issued, which is referred to as the “look-forward period” as defined by ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and its ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable those implementations can be achieved and we have the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15.

Stock-Based Compensation

We recognize compensation expense using a fair-value based method, for all stock-based payments including stock options and restricted stock awards and stock issued under an employee stock purchase plan. These standards require companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. See Note 13 “Stock Plans,” for a discussion of our stock-based compensation plans. Our non-cash stock-based compensation expense related to employees, non-employee members of our Board and consultants totaled approximately $1.7 million, $1.0 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

All investments with original maturities of three months or less are considered to be cash equivalents. Marketable securities, consisting primarily of high-grade debt securities, U.S. government and corporate notes and bonds, and commercial paper, are classified as available-for-sale at time of purchase and carried at fair value. If the fair value of a security is below its amortized cost and we plan to sell the security before recovering its cost, the impairment is considered to be other-than-temporary. Other-than-temporary declines in fair value of our marketable securities are charged against interest income. We had money market funds of approximately $7.4 million and $13.7 million as of December 31, 2017 and 2016, respectively, included in our cash and cash equivalents. We did not hold any marketable securities as of December 31, 2017 and 2016.

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

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share for the years ended December 31, 2017, 2016 and 2015:

	Years ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Numerator:
Net income (loss) used for basic earnings per share	$(14,307)	$5,135	$(11,279)
Less change in fair value of warrant liability	619	825	—
Net income (loss) used for diluted earnings per share	$(14,926)	$4,310	$(11,279)
Denominator:
Basic weighted-average outstanding common shares	21,203	20,744	20,053
Effect of dilutive potential common shares resulting from options	—	141	—
Effect of dilutive potential common shares resulting from warrants	25	574	—
Weighted-average shares outstanding—diluted	21,228	21,459	20,053
Net income (loss) per common share:
Basic	$(0.67)	$0.25	$(0.56)
Diluted	$(0.70)	$0.20	$(0.56)

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of shares of common stock outstanding used for the calculation of diluted net income (loss) per common share. These are excluded from the calculation due to their anti-dilutive effect for the years ended December 31, 2017, 2016 and 2015:

	Years ended December 31,
(in thousands)	2017	2016	2015
Weighted-average anti-dilutive common shares resulting from options and awards	2,355	1,286	1,346
Weighted-average anti-dilutive common shares resulting from warrants	1,220	—	231
	3,574	1,286	1,577

Comprehensive Income (Loss)

Comprehensive income and loss for the periods presented is comprised solely of our net income and loss. Comprehensive loss for the year ended December 31, 2017 was $ 14.3 million. Comprehensive income for the year ended December 31, 2016 was $5.1 million. Comprehensive loss for the year ended December 31, 2015 was $ 11.3 million.

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board, or FASB, issued a two-part Accounting Standards Update, or ASU, No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception amending guidance in FASB ASC 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We adopted ASU 2017-11 for the year ended December 31, 2017, and retrospectively applied ASU 2017-11 as required. There was no retrospective impact as a result of the adoption of ASU 2017-11 on the financial statements. See Note 10, “Debt Agreements”.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 31, 2017, and for interim periods within those years. Early adoption is permitted. We do not expect the amended guidance to have a material impact on our statements of cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; (c) classification on the statement of cash flows; and (d) accounting for forfeitures. We adopted the provisions of ASU 2016-09 in the first quarter of 2017. We have elected to continue to estimate forfeitures based on the estimated number of awards expected to vest. In addition, the adoption of ASU 2016-09 resulted in the recognition of $12.0 million of previously unrecognized excess tax benefits in deferred tax assets, fully offset by a valuation allowance. All tax-related cash flows resulting from stock-based compensation, including the excess tax benefits related to the settlement of stock-based payment awards, are now classified as cash flows from operating activities on our statements of cash flows. The adoption of ASU 2016-09 did not have a material impact on our results of operations or financial condition.

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

We assessed the impact that the future adoption of ASC 606 will have on our financial statements by analyzing our current portfolio of customer contracts, including a review of historical accounting policies and practices to identify potential differences in the application of ASC 606. Additionally, we performed a comprehensive review of our current processes and systems to determine and implement changes required to support the adoption of ASC 606 on January 1, 2018. We do not expect the adoption of this new standard to have a material impact on our financial statements.

Subsequent Events

We have evaluated events that have occurred subsequent to December 31, 2017 and through the date that the financial statements are issued.

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

Financial instruments, including receivables, accounts payable and accrued liabilities are carried at cost, which we believe approximates fair value due to the short-term nature of these instruments. The $7.4 million and $13.7 million fair values of money market funds as of December 31, 2017 and 2016 included in our cash and cash equivalents, are classified as Level 1 and were derived from quoted market prices as active markets for these instruments exists. Our warrant liabilities are classified within level 3 of the fair value hierarchy because the value is calculated using significant judgment based on our own assumptions in the valuation of these liabilities.

As a result of the fair value adjustment of the warrant liabilities, during the years ended December 31, 2017 and 2016 we recorded a non-cash gain on decreases in the fair value of $619,000 and $825,000, respectively, in our Statements of Operations and Comprehensive Income (Loss). See Note 9, “Warrant Liability” for further discussion on the calculation of the fair value of the warrant liability.

The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the years ended December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Fair value, beginning of period	$619	$1,444
Change in fair value	(619)	(825)
Fair value, end of period	$—	$619

2. Property and Equipment

Property and equipment consisted of the following at December 31, 2017 and 2016 (in thousands):

	2017	2016
Furniture and office equipment	$388	$388
Leasehold improvements	408	408
Laboratory equipment	2,690	2,548
Computer equipment	1,168	1,135
	4,654	4,479
Less accumulated depreciation and amortization	(4,059)	(3,642)
Property and equipment, net	$595	$837

Depreciation and amortization expense was $417,000, $377,000 and $358,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

3. Research and License Agreements

We have entered into various agreements with research institutions, universities, clinical research organizations and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Expenses under these agreements totaled approximately $3,000 in the year ended December 31, 2015.

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

We have evaluated the revenue components of the agreement, which includes multiple elements, to determine whether the components of the arrangement represent separate units of accounting. We have determined that the non-refundable, up-front license fee of $15.75 million (approximately $15.0 million, net of expenses) and our costs up to the PDUFA date to be one deliverable which will be accounted for as a single unit of accounting. This amount was recognized on a straight-line basis over the estimated period during which we expected to meet the contract deliverables. Based on our understanding of subsequent steps to be performed following the PDUFA date related to the completion of the transition of production and supply services to Braeburn, we estimated the revenue recognition period from the up-front payment to be approximately 12 months from the date of the Agreement. Accordingly, we recognized revenue for the up-front payment ratably from December 14, 2012, the date of the Agreement, through March 31, 2013 at an amount equal to approximately $1.25 million per month. Following the receipt of the CRL in April 2013, we estimated the revenue recognition period for the up-front payment would be approximately 18 months from the date of the Agreement. Accordingly, we recognized the remaining revenue from the up-front payment ratably from April 1, 2013 through September 30, 2013 at an amount equal to approximately $733,000 per month. Following our meeting with the FDA in November 2013 and subsequent discussions in which an agreement in principle with respect to a path forward was reached with the FDA, we estimated the revenue recognition period for the up-front payment to be approximately 30 months from the date of the Agreement. Accordingly, we recognized the remaining revenue from the up-front payment ratably from September 30, 2013 at an amount equal to approximately $304,000 per month. As of December 31, 2017, we have recognized approximately $15.0 million in license revenue related to the up-front payment. Internal and external research and development costs related to this product have been expensed in the period incurred.

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

7. Commitments and Contingencies

Lease Commitments

We lease our facilities under an operating lease that expires in June 2021. Rent expense was $293,000, $257,000, and $211,000 for years ended December 31, 2017, 2016, and 2015, respectively.

The following is a schedule of future minimum lease payments at December 31, 2017 (in thousands):

2018	$287
2019	299
2020	308
2021	155
2022 and thereafter	—
$1,049

Legal Proceedings

There are no ongoing legal proceedings against our company.

8. Royalty Liability

On March 28, 2013, we amended the agreements with Deerfield terminating our option to repurchase the Fanapt royalty rights. As a result, we recognized a gain on the extinguishment of the royalty liability of approximately $9.0 million, which was recorded in other income, because we are no longer required to account for it as a liability. Additionally, we will no longer recognize royalty income related to the Fanapt royalty payments received from Novartis.

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

On April 9, 2012, in connection with subscription agreements with certain institutional investors for the purchase and sale of 1,185,034 shares of our common stock, we issued (i) six-year warrants (“Series A Warrants”) to purchase 1,185,034 shares of common stock at an exercise price of $6.32 per share and (ii) six-month warrants to purchase 1,185,034 shares of common stock at an exercise price of $4.67 per share which expired in October 2012. As a result of our public offering in October 2014 and anti-dilution provisions contained in the outstanding Series A Warrants, the exercise price of such warrants was reduced from $6.32 to $4.89 per share. As a result of warrants issued as part of the Horizon Loan in July 2017 and anti-dilution provisions contained in the outstanding Series A Warrants, the exercise price of such warrants was reduced from $4.89 to $4.85 per share. The Series A Warrants contain a provision where the warrant holder has the option to receive cash, equal to the Black Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Lattice valuation model, and the changes in the fair value are recorded in the Statements of Operations and Comprehensive Income (Loss). The Lattice model provides for assumptions regarding volatility and risk-free interest rates within the total period to maturity.

During the year ended December 31, 2013, Series A Warrants to purchase 201,639 shares of common stock were exercised resulting in gross proceeds of approximately $1,275,000. The remaining Series A Warrants to purchase 983,395 shares of common stock will expire in April 2018.

The key assumptions used to value the Series A Warrants were as follows:

Assumption	December 31, 2017
Expected price volatility	84%
Expected term (in years)	0.27
Risk-free interest rate	1.40%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.00

In October 2014, we completed an underwritten public offering (the “2014 Offering”) of units consisting of one share of common stock and 0.75 of a warrant (“Class A Warrant”). The Class A Warrants entitle the holders thereof to purchase an aggregate of 2,863,643 shares of our common stock at an initial exercise price of $3.30 per share of common stock.

We agreed to hold a stockholders meeting no later than August 31, 2015 in order to seek stockholder approval for an amendment to our certificate of incorporation to either (i) increase the number of shares of common stock we are authorized to issue or (ii) effect a reverse split of the common stock, in either case in an amount sufficient to permit the exercise in full of the Class A Warrants in accordance with their terms. Failure to effect an increase in our authorized shares of common stock or effect a reverse split of our common stock prior to October 9, 2015 would have required us to pay liquidated damages in the aggregate amount of $2.5 million. In September 2015, we effected a 1-for-5.5 reverse split of our common stock (the “Reverse Split”), which was within the range approved by our stockholders at the annual meeting held on August 24, 2015.

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

10.	Debt Agreements

In July 2017, we entered into a venture loan and security agreement (“Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”), which provides for up to $10.0 million in loans, including an initial loan in the amount of $7.0 million funded upon signing of the Loan Agreement. An additional $3.0 million loan is subject to our achievement of the following milestones on or prior to March 31, 2018:

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

In connection with the Loan Agreement, we issued Horizon seven-year warrants to purchase an aggregate of 280,612 shares of our common stock (“Horizon Warrants”). The per share exercise price of the Horizon Warrants is the lower of (i) $1.96 or (ii) the price per share of any securities that may be issued by the Company in an equity financing during the next 18 months. We issued Horizon an additional warrant that will only become exercisable upon the funding of the second tranche of the loan, the number of shares and exercise price to be calculated at such time. We agreed to file a registration statement covering the resale of the shares underlying the Horizon Warrants. In accordance with ASC 480, Distinguishing Liabilities from Equity, as amended by ASU, No. 2017-11, which we early adopted during 2017, these warrants have been classified as equity. The fair value of these warrants at the time of issuance was determined using a Lattice valuation model and was recorded in the Condensed Balance Sheet.

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

11. Guarantees and Indemnifications

As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2017.

In the normal course of business, we have commitments to make certain milestone payments to various clinical research organizations in connection with our clinical trial activities. Payments are contingent upon the achievement of specific milestones or events as defined in the agreements, and we have made appropriate accruals in our financial statements for those milestones that were achieved as of December 31, 2017. We also provide indemnifications of varying scope to our CROs and investigators against claims made by third parties arising from the use of our products and processes in clinical trials. Historically, costs related to these indemnification provisions were immaterial. We also maintain various liability insurance policies that limit our exposure. We are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

12. Stockholders’ Equity (Deficit)

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

Common Stock

In May and June 2016, 1,072,307 shares of common stock were issued upon the cashless net exercise of 2,016,075 Class A Warrants in accordance with their terms. There were 847,569 Class A Warrants outstanding at December 31, 2017.

In May and June 2016, 58,569 shares of common stock were issued upon the cashless net exercise of 114,546 Underwriter Warrants in accordance with their terms. There were no remaining Underwriter Warrants outstanding at December 31, 2017.

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

As of December 31, 2017, warrants to purchase shares of common stock consisted of the following (in thousands, except per share price):

Date Issued	Expiration Date	Exercise Price	Outstanding
04/13/2012	04/13/2018	$4.85	983
10/08/2014	10/08/2020	$3.30	848
07/27/2017	07/27/2024	$1.96	281
			2,112

Shares Reserved for Future Issuance

As of December 31, 2017, shares of common stock reserved by us for future issuance consisted of the following (in thousands):

Stock options outstanding	2,728
Shares issuable upon the exercise of warrants	2,112
4,840

13. Stock Plans

In August 2015, our stockholders approved the 2015 Omnibus Equity Incentive Plan, or the 2015 Plan. The 2015 Plan, as amended in August 2016, authorized a total of 2,500,000 shares of our common stock for issuance to employees, directors, officers, consultants and advisors. On December 31, 2017, options to purchase 1,504,000 shares of our common stock were outstanding under the 2015 Plan.

In February 2014, our Board adopted the 2014 Incentive Plan, or the 2014 Plan, pursuant to which 454,546 shares of our common stock were authorized for issuance to employees, directors, officers, consultants and advisors. On December 31, 2017, options to purchase 278,925 shares of our common stock were outstanding under the 2014 Plan. Upon receipt of stockholder approval of the 2015 Plan, the 2014 Plan was terminated.

In May 2009, we granted 111,819 and 56,364 non-qualified stock options outside of our stock option plans to Dr. Rubin and Mr. Bhonsle, respectively, at an exercise price of $4.34 that vested over 48 months from the grant date.

In October 2007, we granted 79,546 non-qualified stock options outside of our stock option plans to Dr. Rubin, at an exercise price of $13.20 per share that vested over 48 months from the grant date. These options expired by their terms in October 2017.

In July 2002, we adopted the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan, as amended in 2005, authorized a total of approximately 1.3 million shares of our common stock for issuance to employees, officers, directors, consultants, and advisers. The exercise prices of options granted under the 2002 Plan were 100% of the fair market value of our common stock on the date of grant. The 2002 Plan expired by its terms in July 2012. On December 31, 2017, options to purchase an aggregate of 583,758 shares of our common stock were outstanding under the 2002 Plan.

In August 2001, we adopted the 2001 Employee Non-Qualified Stock Option Plan (“2001 NQ Plan”) pursuant to which 318,182 shares of common stock were authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan. The exercise prices of options granted under the 2001 NQ Plan were 100% of the fair market value of our common stock on the date of grant. The 2001 Stock Option Plan expired by its terms in August 2011. On December 31, 2017, options to purchase an aggregate of 193,465 shares of our common stock were outstanding under the 2001 NQ Plan.

Activity under our stock plans, as well as non-plan activity, is summarized below (shares in thousands):

	Shares or Awards Available For Grant	Number of Options and Awards Outstanding	Weighted Average Exercise Price
Balance at December 31, 2014	282	1,269	$6.40
Increase in shares reserved	1,364	—	—
Options granted	(700)	700	$4.46
Options expired	—	(20)	$13.27
Awards issued	—	(66)	$—
Termination of option plan	(32)	—	$—
Balance at December 31, 2015	914	1,883	$5.83
Increase in shares reserved	1,136	—	—
Options granted	(168)	168	$5.10
Options exercised	—	(8)	$3.37
Options expired	—	(41)	$10.85
Balance at December 31, 2016	1,882	2,002	$5.67
Options granted	(946)	946	$2.55
Options cancelled	60	(114)	$5.27
Options expired	—	(106)	$13.11
Balance at December 31, 2017	996	2,728	$4.32

Options to purchase approximately 2.1 million and 1.7 million shares were exercisable at December 31, 2017 and 2016, respectively. The options outstanding at December 31, 2017 have been segregated into five ranges for additional disclosure as follows (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25 - $2.89	519	5.96	$1.42	122	$1.37
$2.90 - $3.95	666	8.28	$3.67	458	$3.57
$3.96 - $4.72	421	1.56	$4.33	420	$4.33
$4.73 - $5.41	588	7.99	$5.10	574	$5.10
$5.42 - $12.98	534	3.22	$7.07	534	$7.07
$1.25 - $12.98	2,728	5.75	$4.32	2,108	$4.90

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Weighted-average risk-free interest rate	2.13%	1.53%	1.88%
Expected dividend payments	—	—	—
Expected holding period (years)(1)	5.90	6.53	6.48
Weighted-average volatility factor(2)	0.90	0.92	1.16
Estimated forfeiture rates for options granted	27%	29%	30%

(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.

(2)	Weighted average volatility is based on the historical volatility of our common stock.

(3)	Estimated forfeiture rates are based on historical data.

During the year ended December 31, 2017, options to purchase 946,000 shares were granted to employees, directors and consultants. Based upon the above methodology, the weighted-average fair value of options and awards granted during the years ended December 31, 2017, 2016 and 2015 was $1.91, $3.10 and $3.67, respectively.

The following table summarizes the stock-based compensation expense and impact on our basic and diluted loss per share for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Research and development	$519	$386	$341
General and administrative	1,168	653	685
Total stock-based compensation expenses	$1,687	$1,039	$1,026
Increase in basic net income (loss) per share	$(0.08)	$(0.05)	$(0.05)
Increase in diluted net income (loss) per share	$(0.08)	$(0.05)	$(0.05)

The following table summarizes option activity for the year ended December 31, 2017:

(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	2,002	$5.67	5.68	$203
Granted	946	2.55
Cancelled	(114)	5.27
Expired	(106)	13.11
Outstanding at December 31, 2017	2,728	$4.32	5.75	$30
Exercisable at December 31, 2017	2,108	$4.90	5.34	$8

As of December 31, 2017, there was approximately $710,000 of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 1.2 years.

There were no outstanding stock awards at December 31, 2017.

14. Income Taxes

As of December 31, 2017, we had net operating loss carryforwards for federal income tax purposes of approximately $261.0 million that expire at various dates through 2037, and federal research and development tax credits of approximately $8.9 million that expire at various dates through 2037. We also had net operating loss carryforwards for California income tax purposes of approximately $107.1 million that expire at various dates through 2033 and state research and development tax credits of approximately $8.8 million which do not expire.

Current federal and California tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change of a corporation. We have performed a change in ownership analysis through December 31, 2017 and all of our net operating loss and tax credit carryforwards are available to offset future taxable income, if any.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and credit carryforwards. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$62,295	$87,267
Research credit carryforwards	15,873	14,322
Other, net	1,705	2,637
Total deferred tax assets	79,873	104,226
Valuation allowance	(79,873)	(104,226)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $24.4 million during 2017, decreased by $4.4 million during 2016 and increased by $2.7 million during 2015.

The provision for income taxes consists of state minimum taxes due. The effective tax rate of our provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands):

	Year Ending December 31,
	2017	2016	2015
Computed at 34%	$(4,832)	$1,758	$(3,840)
State taxes	(157)	(187)	(268)
Change in valuation allowance	(28,555)	(4,439)	2,740
Other	388	659	(20)
Revaluation of warrant liability	(210)	(280)	1,534
Research and development credits	(250)	(252)	(146)
Net operating loss carryforward expirations	1,007	2,741	—
Impact of 2017 Tax Act	32,609	—	—
Total	$—	$—	$—

We had no unrecognized tax benefits or any amounts accrued for interest and penalties for the three year period ended December 31, 2017. Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense. We do not expect the amount of unrecognized tax benefits will materially change in the next twelve months.

We file tax returns in the U.S. federal jurisdiction and some state jurisdictions. We are subject to the U.S. federal and state income tax examination by tax authorities for such years 1998 through 2017, due to net operating losses that are being carried forward for tax purposes.

The Tax Cuts and Jobs Act (“2017 Tax Act”) was enacted in December 2017. The 2017 Tax Act, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign earnings. We revalued our deferred tax assets as of December 31, 2017 based on a U.S. federal tax rate of 21%, which resulted in a reduction to our deferred tax assets of $32.6 million fully offset by a reduction to the valuation allowance.

15. Subsequent Events

On February 2, 2018, we entered into an amendment to our venture loan and security agreement (the “Amendment”) with Horizon. Pursuant to the Amendment, we prepaid $3.0 million of the outstanding $7.0 million principal amount and provided Horizon with a lien on our intellectual property.

Loan Restructure

On March 21, 2018, we entered into an Amended and Restated Venture Loan and Security Agreement (the “Restated Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”) and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (“Molteni”) pursuant to which Horizon assigned approximately $2.4 million of the $4.0 million outstanding principal balance of the loan to Molteni and Molteni was appointed collateral agent and assumed majority and administrative control of the debt. Under the Restated Loan Agreement, the interest only payment and forbearance periods were extended to December 31, 2019. In addition, Molteni has the right to convert its portion of the debt into shares of our common stock at a conversion price of $1.20 per share and is required to effect this conversion of debt to equity if we complete an equity financing resulting in gross proceeds of at least $10.0 million at a price per share of common stock in excess of $1.20 and repay the $1.6 million balance of Horizon’s loan amount. The lien on our intellectual property remains in place

In connection with the Restated Loan Agreement, we issued Horizon seven-year warrants to purchase 40,000 shares of our common stock at an exercise price of $1.20 per share, which warrants are in addition to those issued to Molteni described below under “Rights Agreement.”

Asset Purchase, Supply and Support Agreement

On March 21, 2018, we entered into an Asset Purchase, Supply and Support Agreement (the “Purchase Agreement”) with Molteni pursuant to which Molteni acquired the European intellectual property related to Probuphine, including the Marketing Authorization Application (“MAA”) under review by the European Medicines Agency (“EMA”), and will have the exclusive right to commercialize the Probuphine product supplied by us in Europe, as well as certain countries of the Commonwealth of Independent States, the Middle East and North Africa (the “Molteni Territory”). The Purchase Agreement supersedes the previously executed term sheet that contemplated a license arrangement with respect to the intellectual property we have now sold to Molteni.

We received an initial payment of €2.0 million (approximately $2.4 million) for the purchased assets and will receive the following additional potential payments totaling up to €4.5 million (approximately $5.5 million) upon the achievement of certain regulatory and product label milestones, including: (i) a €1.0 million milestone payment upon the issuance by the European Medical Authority (“EMA”) of the MAA and (ii) an aggregate of € 2.0 million of milestone payments upon approval of the product reimbursement price in certain key countries, provided that the payments in (i) and (ii) are subject to a 50% reduction if the EMA marketing authorization is not received on or prior to September 30, 2019 and shall not be payable in the event such authorization is not received on or prior to March 31, 2020. Additionally, we are entitled to receive earn-out payments for up to 15 years on net sales of Probuphine in the Molteni Territory ranging in percentage from the low-teens to the mid-twenties.

The Agreement provides that we will supply Molteni with semi-finished product (i.e., the implant, the applicator and related technology) on an exclusive basis at a fixed price through December 31, 2019, with subsequent price increases not to exceed annual cost increases to us for active pharmaceutical ingredient and under our current manufacturing agreement.

Molteni will be prohibited from marketing a Competitor Product (as defined in the Agreement) in the Territory for the five year period following approval of the MAA. Thereafter, Molteni will be required to pay us a low single digit royalty on net sales of any Competitor Product.

Rights Agreement

In consideration of Molteni’s entry into the Restated Loan Agreement and the Purchase Agreement, on March 21, 2018, we entered into a Rights Agreement (the “Rights Agreement”) with Molteni pursuant to which the we agreed to (i) issue Molteni seven-year warrants to purchase 540,000 shares of our common stock at an exercise price of $1.20 per share, (ii) provide Molteni customary demand and piggy-back registration rights with respect to the shares of common stock issuable upon conversion of its loan and exercise of its warrants, (iii) appoint one member of our board of directors and (iv) provide board observer rights to Molteni if it has not designated a board nominee as well as certain information rights. The board designation, observer and information rights will terminate at such time as Molteni ceases to beneficially own at least one percent of our outstanding capital stock (inclusive of the shares issuable upon conversion of its note and exercise of its warrants).

16. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amount)
2017
Total revenue	$40	$77	$40	$58
Net loss	$(3,005)	$(3,451)	$(4,191)	$(3,660)
Basic net loss per share	$(0.14)	$(0.16)	$(0.20)	$(0.17)
Diluted net loss per share	$(0.16)	$(0.17)	$(0.20)	$(0.17)

2016
Total revenue	$—	$15,004	$26	$35
Net income (loss)	$(1,846)	$11,928	$(2,620)	$(2,327)
Basic net income (loss) per share	$(0.09)	$0.58	$(0.12)	$(0.11)
Diluted net income (loss) per share	$(0.09)	$0.55	$(0.12)	$(0.15)

(b)     Exhibits

No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as amended [5]

3.1(2)	Certificate of Amendment to the Restated Certificate of Incorporation dated September 24, 2015 [14]

3.2	By-laws of the Registrant [1]

4.1	Form of Series A Warrant [7]

4.2	Form of Class A Warrant [13]

4.3	Form of Underwriter Warrant [13]

4.4	Form of Lender Warrant [18]

4.5	Form of Rights Agreement Warrant [20]

10.1	2001 Non-Qualified Employee Stock Option Plan [2]

10.2	2002 Stock Option Plan [3]

10.3	Lease for the Registrant’s facilities, amended as of October 1, 2004 [4]

10.4	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009 [5]

10.5	Amendment to lease for Registrant’s facilities dated June 15, 2010 [6]

10.6*	License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl, dated December 14, 2012 [8]

10.7	Amendment dated May 28, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [9]

10.8	Second Amendment dated July 2, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [10]

10.9	Third Amendment dated November 12, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [15]

10.10	2014 Incentive Plan [12]

10.11	Titan Pharmaceuticals, Inc. Amended and Restated 2015 Omnibus Equity Incentive Plan [15]

10.12	Controlled Equity OfferingSM Sales Agreement, dated September 1, 2016, between the Company and Cantor Fitzgerald & Co. [16]

10.13	Employment Agreement between the Company and Sunil Bhonsle dated September 29, 2016 [17]

10.14	Employment Agreement between the Company and Marc Rubin dated September 29, 2016 [17]

10.15	Venture Loan and Security Agreement, dated July 27, 2017, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation [18]

10.16	Amendment of Venture Loan and Security Agreement, dated February 2, 2018, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation [19]

10.17	Amended and Restated Venture Loan and Security Agreement, dated March 21, 2018, by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. [20]

10.18**	Asset Purchase, Supply and Support Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A.[20]

10.19	Rights Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. [20]

14.1	Code of Business Conduct and Ethics [13]

23.1	Consent of OUM & Co., LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extensionalculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy ExtensionPresentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-221126).

(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(5)	Incorporated by reference from the Registrant’s Registration Statement on Form 10.

(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 10, 2012.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on February 28, 2013.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 29, 2013.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 5, 2013.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated November 13, 2013.

(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

(13)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A dated September 30, 2014.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 28, 2015.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 3, 2016.

(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 1, 2016.

(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated October 3, 2016.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 27, 2017.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated February 7, 2018.

(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated March 26, 2018.

*	Confidential treatment has been granted with respect to portions of this exhibit.

**	Confidential treatment has been requested with respect to portions of this exhibit.

 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2018	TITAN PHARMACEUTICALS, INC.

	By:	/S/ SUNIL BHONSLE
	Name:	Sunil Bhonsle
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Marc Rubin, M.D.	Executive Chairman	March 30, 2018
Marc Rubin, M.D.

/s/ Sunil Bhonsle	President, Chief Executive Officer and Director	March 30, 2018
Sunil Bhonsle	(principal executive officer and principal financial officer)

/s/ Joseph A. Akers	Director	March 30, 2018
Joseph A. Akers

/s/ Rajinder Kumar, Ph.D.	Director	March 30, 2018
Rajinder Kumar, Ph.D.

/s/ M. David MacFarlane, Ph.D.	Director	March 27, 2018
M. David MacFarlane, Ph.D.

/s/ James R. McNab, Jr.	Director	March 30, 2018
James R. McNab, Jr.

/s/ Scott A. Smith	Director	March 30, 2018
Scott A. Smith

/s/ Brian E. Crowley	Vice President, Finance	March 30, 2018
Brian E. Crowley	(principal accounting officer)

EXHIBIT INDEX

Exhibits

No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as amended [5]

3.1(2)	Certificate of Amendment to the Restated Certificate of Incorporation dated September 24, 2015 [14]

3.2	By-laws of the Registrant [1]

4.1	Form of Series A Warrant [7]

4.2	Form of Class A Warrant [13]

4.3	Form of Underwriter Warrant [13]

4.4	Form of Lender Warrant [18]

4.5	Form of Rights Agreement Warrant [20]

10.1	2001 Non-Qualified Employee Stock Option Plan [2]

10.2	2002 Stock Option Plan [3]

10.3	Lease for the Registrant’s facilities, amended as of October 1, 2004 [4]

10.4	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009 [5]

10.5	Amendment to lease for Registrant’s facilities dated June 15, 2010 [6]

10.6*	License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl, dated December 14, 2012 [8]

10.7	Amendment dated May 28, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [9]

10.8	Second Amendment dated July 2, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [10]

10.9	Third Amendment dated November 12, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [15]

10.10	2014 Incentive Plan [12]

10.11	Titan Pharmaceuticals, Inc. Amended and Restated 2015 Omnibus Equity Incentive Plan [15]

10.12	Controlled Equity OfferingSM Sales Agreement, dated September 1, 2016, between the Company and Cantor Fitzgerald & Co. [16]

10.13	Employment Agreement between the Company and Sunil Bhonsle dated September 29, 2016 [17]

10.14	Employment Agreement between the Company and Marc Rubin dated September 29, 2016 [17]

10.15	Venture Loan and Security Agreement, dated July 27, 2017, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation [18]

10.16	Amendment of Venture Loan and Security Agreement, dated February 2, 2018, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation [19]

10.17	Amended and Restated Venture Loan and Security Agreement, dated March 21, 2018, by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. [20]

10.18**	Asset Purchase, Supply and Support Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A.[20]

10.19	Rights Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. [20]

14.1	Code of Business Conduct and Ethics [13]

23.1	Consent of OUM & Co., LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extensionalculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy ExtensionPresentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-221126).

(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(5)	Incorporated by reference from the Registrant’s Registration Statement on Form 10.

(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 10, 2012.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on February 28, 2013.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 29, 2013.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 5, 2013.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated November 13, 2013.

(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

(13)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A dated September 30, 2014.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 28, 2015.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 3, 2016.

(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 1, 2016.

(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated October 3, 2016.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 27, 2017.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated February 7, 2018.

(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated March 26, 2018.

*	Confidential treatment has been granted with respect to portions of this exhibit.

**	Confidential treatment has been requested with respect to portions of this exhibit.