Form 10-Q
period 2018-03-31
TITAN PHARMACEUTICALS INC
filed 2018-05-15
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2018
Common Stock, Par value $0.001	21,203,744

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2018	December 31, 2017
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$3,465	$7,522
Restricted cash	361	361
Receivables	27	65
Contract assets	291	—
Prepaid expenses and other current assets	605	362
Total current assets	4,749	8,310
Property and equipment, net	541	595
Total assets	$5,290	$8,905

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$345	$821
Accrued clinical trials expenses	408	289
Other accrued liabilities	556	354
Deferred revenue	1,409	—
Current portion of long-term debt	—	3,000
Total current liabilities	2,718	4,464
Long-term debt, net of debt discount	3,418	3,584
Total liabilities	6,136	8,048

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, at amounts paid-in	297,855	297,855
Additional paid-in capital	27,175	26,273
Accumulated deficit	(325,876)	(323,271)
Total stockholders’ equity (deficit)	(846)	857
Total liabilities and stockholders’ equity (deficit)	$5,290	$8,905

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amount)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
License revenue	$1,064	$40
Total revenue	1,064	40
Operating expenses:
Research and development	1,856	2,126
General and administrative	1,615	1,351
Total operating expenses	3,471	3,477
Loss from operations	(2,407)	(3,437)
Other income (expense):
Other income (expense), net	(198)	10
Non-cash gain on changes in the fair value of warrants	—	422
Other income (expense), net	(198)	432
Net loss and comprehensive loss	$(2,605)	$(3,005)
Basic net loss per common share	$(0.12)	$(0.14)
Diluted net loss per common share	$(0.12)	$(0.16)
Weighted average shares used in computing basic net loss per common share	21,204	21,199
Weighted average shares used in computing diluted net loss per common share	21,204	21,376

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,605)	$(3,005)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	112	101
Non-cash interest expense	85	—
Non-cash gain on changes in fair value of warrants	—	(422)
Stock-based compensation	432	421
Changes in operating assets and liabilities:
Receivables	38	2,578
Contract assets	(72)	—
Prepaid expenses and other assets	(243)	(196)
Accounts payable and other accrued liabilities	(155)	(2,587)
Deferred revenue	1,409	—
Net cash used in operating activities	(999)	(3,110)

Cash flows from investing activities:
Purchases of furniture and equipment	(58)	(26)
Net cash used in investing activities	(58)	(26)

Cash flows from financing activities:
Payments on long-term debt	(3,000)	—
Net cash used in financing activities	(3,000)	—
Net decrease in cash and cash equivalents	(4,057)	(3,136)
Cash, cash equivalents and restricted cash at beginning of period	7,883	14,006
Cash, cash equivalents and restricted cash at end of period	$3,826	$10,870
Supplemental disclosure of cash flow information
Interest paid	$123	$—
Warrants issued	$470	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed balance sheets that sum to the total of the same such amounts shown in the condensed statement of cash flows (in thousands):

	March 31,
	2018	2017
Cash and cash equivalents	$3,465	$10,870
Restricted cash	361	—
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$3,826	$10,870

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any future interim periods.

The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The accompanying financial statements have been prepared assuming we will continue as a going concern.

At March 31, 2018, we had cash and cash equivalents of approximately $3.5 million, which we believe are sufficient to fund our planned operations into the third quarter of 2018. We will require additional funds to finance our operations, including the advancement of our current ProNeura development programs to later stage clinical studies. While we are currently evaluating the various financing alternatives available to us, our efforts to address our liquidity requirements may not be successful.

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

Based upon the above assessment, we concluded that, at the date the financial statements in this Quarterly Report on Form 10-Q for the months ended March 31, 2018, we did not have sufficient cash to fund our operations for the next 12 months without additional funds and, therefore, there was substantial doubt about our ability to continue as a going concern within 12 months after the date the financial statements were issued.

Revenue Recognition

Beginning January 1, 2018, we have followed the provisions of ASC Topic 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized.

We generate revenue principally from collaborative research and development arrangements, technology licenses, and government grants. Consideration received for revenue arrangements with multiple components is allocated among the separate performance obligations based upon their relative estimated standalone selling price.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. Our performance obligations include commercialization license rights, development services and services associated with the regulatory approval process.

We have optional additional items in contracts, which are accounted for as separate contracts when the customer elects such options. Arrangements that include a promise for future commercial product supply and optional research and development services at the customer’s discretion are generally considered as options. We assess if these options provide a material right to the customer and, if so, such material rights are accounted for as separate performance obligations. If we are entitled to additional payments when the customer exercises these options, any additional payments are recorded in revenue when the customer obtains control of the goods or services.

Transaction Price

We have both fixed and variable consideration. Non-refundable upfront payments are considered fixed, while milestone payments are identified as variable consideration when determining the transaction price. Funding of research and development activities is considered variable until such costs are reimbursed at which point they are considered fixed. We allocate the total transaction price to each performance obligation based on the relative estimated standalone selling prices of the promised goods or services for each performance obligation.

At the inception of each arrangement that includes milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone is included in the transaction price. Milestone payments that are not within our control, such as approvals from regulators, are not considered probable of being achieved until those approvals are received.

For arrangements that include sales-based royalties or earn-out payments, including milestone payments based on the level of sales, and the license or purchase agreement is deemed to be the predominant item to which the royalties or earn-out payments relate, we recognizes revenue at the later of (a) when the related sales occur, or (b) when the performance obligation to which some or all of the royalty or earn-out payment has been allocated has been satisfied (or partially satisfied).

Allocation of Consideration

As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price of each performance obligation identified in the contract. Estimated selling prices for license rights are calculated using the residual approach. For all other performance obligations, we use a cost-plus margin approach.

Timing of Recognition

Significant management judgment is required to determine the level of effort required under an arrangement and the period over which we expect to complete our performance obligations under an arrangement. We estimate the performance period or measure of progress at the inception of the arrangement and re-evaluate it each reporting period. This re-evaluation may shorten or lengthen the period over which revenue is recognized. Changes to these estimates are recorded on a cumulative catch up basis. If we cannot reasonably estimate when our performance obligations either are completed or become inconsequential, then revenue recognition is deferred until we can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method. Revenue is recognized for licenses or sales of functional intellectual property at the point in time the customer can use and benefit from the license. For performance obligations that are services, revenue is recognized over time proportionate to the costs that we have incurred to perform the services using the cost-to-cost input method.

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

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU No. 2016-18 is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the Condensed Statement of Cash Flows. The ASU requires that the Condensed Statement of Cash Flows explain the change in total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The ASU also requires a reconciliation between the total of cash, cash equivalents and restricted cash presented on the Condensed Statement of Cash Flows and the cash and cash equivalents balance presented on the Condensed Balance Sheet. We adopted ASU No. 2016-18, and the guidance has been retrospectively applied to all periods presented. The adoption of the guidance did not have an impact on our Condensed Balance Sheet or Statement of Operations and Comprehensive Loss.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 31, 2017, and for interim periods within those years. The adoption of ASU No. 2016-15 did not have a material impact on our statements of cash flows.

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

We adopted the new standard effective January 1, 2018 under the modified retrospective transition method, applying the new guidance to the most current period presented. Upon adoption, there was no change to the units of accounting previously identified under legacy GAAP, which are now considered performance obligations under the new guidance, and there was no change to the revenue recognition pattern for each performance obligation. Therefore, the adoption of the new standard resulted in no cumulative effect to the opening accumulated deficit balance.

We assessed the impact that the adoption of ASC 606 will have on our financial statements by analyzing our current portfolio of customer contracts, including a review of historical accounting policies and practices to identify potential differences in the application of ASC 606. Additionally, we performed a comprehensive review of our current processes and systems to determine and implement changes required to support the adoption of ASC 606 on January 1, 2018.

Subsequent Events

We have evaluated events that have occurred after March 31, 2018 and through the date that the financial statements are issued.

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

We recorded no fair value adjustment of the warrant liabilities for the three month periods ended March 31, 2018. We recorded a non-cash gain on decreases in the fair value of approximately $422,000 for the three month periods ended March 31, 2017 in our Condensed Statements of Operations and Comprehensive Loss. The underlying warrants expired by their terms on April 18, 2018. See Note 6, “Warrant Liability” for further discussion on the calculation of the fair value of the warrant liability.

2.	Stock Plans

The following table summarizes the stock-based compensation expense recorded for awards under the stock option plans for the three month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Research and development	$163	$117
General and administrative	269	304

Total stock-based compensation expenses	$432	$421

No tax benefit was recognized related to stock-based compensation expense since we have incurred operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the stock-based compensation expense for the three month period ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Weighted-average risk-free interest rate	2.75%	2.16%
Expected dividend payments	—	—
Expected holding period (years)[1]	6.4	6.6
Weighted-average volatility factor[2]	0.89	0.88
Estimated forfeiture rates for options granted[3]	26%	28%

(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.

(2)	Weighted average volatility is based on the historical volatility of our common stock.

(3)	Estimated forfeiture rates are based on historical data.

Options to purchase approximately 945,000 and approximately 436,000 common shares were granted during the three month periods ended March 31, 2018 and 2017, respectively.

The following table summarizes option activity for the three month period ended March 31, 2018:

(in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Option Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	2,728	$4.32	5.75	$30
Granted	945	0.97
Exercised	—	—
Expired or cancelled	—	—
Forfeited	—	—

Outstanding at March 31, 2018	3,673	$3.46	6.64	$76

Exercisable at March 31, 2018	2,416	$4.48	5.67	$19

No shares of restricted stock were awarded to employees, directors and consultants during the three month periods ended March 31, 2018 and 2017.

As of March 31, 2018, there was approximately $892,000 of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of approximately 0.9 years.

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

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per common share for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(in thousands, except per share amounts)	2018	2017
Numerator:
Net loss used for basic earnings per share	$(2,605)	$(3,005)
Less change in fair value of warrant liability	—	(422)
Net loss used for diluted earnings per share	$(2,605)	$(3,427)
Denominator:
Basic weighted-average outstanding common shares	21,204	21,199
Effect of dilutive potential common shares resulting from options	—	45
Effect of dilutive potential common shares resulting from warrants	—	132
Weighted-average shares outstanding—diluted	21,204	21,376
Net loss per common share:
Basic	$(0.12)	$(0.14)
Diluted	$(0.12)	$(0.16)

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(in thousands)	2018	2017
Weighted-average anti-dilutive common shares resulting from options	2,991	1,913
Weighted-average anti-dilutive common shares resulting from warrants	2,044	246
	5,035	2,159

4.	Comprehensive Loss

Comprehensive loss for the periods presented is comprised solely of our net loss. We had no items of other comprehensive loss during the three-month periods ended March 31, 2018 and 2017. Comprehensive loss for the three-month period ended March 31, 2018 and 2017 was $2.6 million and $3.0 million, respectively.

5.	Braeburn License

We are party to a license agreement with Braeburn (as amended to date, the “Agreement”) pursuant to which we have granted Braeburn the exclusive commercialization rights to Probuphine in the United States and its territories and Canada. Under the Agreement, we received a non-refundable license fee of $15.75 million in December 2012 and a $15.0 million milestone payment upon FDA approval of the Probuphine NDA in 2016. We receive royalties on net sales of Probuphine ranging in percentage from the mid-teens to the low twenties. Upon receipt of approval, our obligation was fulfilled and we recognized the full amount of the milestone payment. The Agreement also provides for sales and regulatory milestones. In addition, we are entitled to receive a low single digit royalty on sales by Braeburn of other competing continuous delivery treatments for opioid dependence as defined in the Agreement. The Agreement provides for us to be reimbursed by Braeburn for any developments services and activities undertaken at Braeburn’s request. Under ASC 606, there was no change in the amount or timing of revenue recognized under this agreement.

We are currently in negotiations with Braeburn regarding the possible return to us of U.S. commercialization rights to Probuphine.

6.	Molteni Purchase Agreement

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

We received an initial payment of €2.0 million (approximately $2.4 million) for the purchased assets and will receive the following additional potential payments totaling up to €4.5 million (approximately $5.5 million) upon the achievement of certain regulatory and product label milestones, including: (i) a €1.0 million milestone payment upon the issuance by the EMA of the MAA and (ii) an aggregate of € 2.0 million of milestone payments upon approval of the product reimbursement price in certain key countries, provided that the payments in (i) and (ii) are subject to a 50% reduction if the EMA marketing authorization is not received on or prior to September 30, 2019 and shall not be payable in the event such authorization is not received on or prior to March 31, 2020. Additionally, we are entitled to receive earn-out payments for up to 15 years on net sales of Probuphine in the Molteni Territory ranging in percentage from the low-teens to the mid-twenties.

We concluded that the performance obligations identified in the Purchase Agreement included the transfer of the intellectual property and our efforts towards the approval by the EMA and other regulatory bodies. The initial closing payment was allocated between the transfer of the intellectual property and our efforts related to the EMA approval as follows.

We used the expected cost-plus approach to estimate the standalone selling price of approximately $1.4 million related to our efforts towards the approval by the EMA and other regulatory bodies. This includes employee related expenses as well as other manufacturing, regulatory and clinical costs which will be incurred as part of our efforts. We believe that the services will be at a consistent rate and will be substantially complete as of December 31, 2018. As such we will recognize the revenue ratably over the balance of year ending December 31, 2018. If the facts and circumstances change, we will reassess these assumptions. The costs associated with these services will be expensed over the same period.

We used the residual approach to value the transfer of the intellectual property at approximately $1.0 million as we had not established and had no reliable way to establish a standalone selling price for the intellectual property.

As a result of the outcome of the milestone and earn-out payments being unpredictable due to the involvement of third parties, we believe that using the most likely amount method is appropriate. Any subsequent revenue related to milestone and earn-out payments will be recognized at the time the milestones are achieved or when the related net sales have occurred.

 The Agreement provides that we will supply Molteni with semi-finished product (i.e., the implant, the applicator and related technology) on an exclusive basis at a fixed price through December 31, 2019, with subsequent price increases not to exceed annual cost increases to us for the active pharmaceutical ingredient and under our current manufacturing agreement. Revenue will be recognized when the semi-finished product has been transferred to Molteni.

Molteni will be prohibited from marketing a Competitor Product (as defined in the Agreement) in the Territory for the five year period following approval of the MAA. Thereafter, Molteni will be required to pay us a low single digit royalty on net sales of any Competitor Product.

The following table presents changes in contract assets and liabilities during the three months ended March 31, 2018:

(in thousands)	Beginning Balance	Additions	Deductions	Ending Balance
Three months ended March 31, 2018
Contract assets	$—	$291	$—	$291
Contract liabilities:
Deferred revenue	$—	$2,448	$(1,039)	$1,409

7.	Warrant Liability

At March 31, 2018, we had warrants outstanding to purchase an aggregate of 983,395 shares of common stock (“Series A Warrants”). The Series A Warrants were exercisable at $4.85 per share and expired by their terms on April 18, 2018.  The Series A Warrants contained a provision where the warrant holder had the option to receive cash, equal to the Black Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there was a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity required that these warrants were classified as liabilities. The fair value of these warrants was determined using the Lattice valuation model, and the changes in the fair value were recorded in the Condensed Statements of Operations and Comprehensive Loss.

8.	Debt Agreements

In July 2017, we entered into a venture loan and security agreement (“ Original Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”), pursuant to which we received a loan in the amount of $7.0 million

The Original Loan Agreement provided for repayment of the loan on an interest-only basis through December 31, 2018, followed by monthly payments of principal and accrued interest for the balance of the 46-month term. The loan bears interest at a floating coupon rate of one-month LIBOR (floor of 1.10%) plus 8.40%. A final payment equal to 5.0% of the loan will be due on the scheduled maturity date for such loan. The Original Loan Agreement also contained a prepayment penalty based on a percentage of the then outstanding principal balance, equal to 4% if the prepayment occurs during the interest-only payment period, 3% if the prepayment occurs during the 12 months following such period, and 2% thereafter.

Our obligations under the Original Loan Agreement were secured by a first priority security interest in all of our assets, with the exception of our intellectual property. We agreed not to pledge or otherwise encumber our intellectual property assets, subject to certain exceptions.

The Original Loan Agreement included customary affirmative and restrictive covenants, excluding any covenants to attain or maintain certain financial metrics, and also included customary events of default, including for payment failures, breaches of covenants, change of control and material adverse changes. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% could be applied to the outstanding loan balance, and Horizon could declare all outstanding obligations immediately due and payable and take such other actions as set forth in such agreement.

In connection with the Original Loan Agreement, we issued Horizon seven-year warrants to purchase an aggregate of 280,612 shares of our common stock (“Horizon Warrants”). The per share exercise price of the Horizon Warrants is the lower of (i) $1.96 or (ii) the price per share of any securities that may be issued by the Company in an equity financing during the 18 months following the agreement date. We agreed to file a registration statement covering the resale of the shares underlying the Horizon Warrants. In accordance with ASC 480, Distinguishing Liabilities from Equity, as amended by ASU, No. 2017-11, which we early adopted during 2017, the Horizon Warrants have been classified as equity and their fair value at the time of issuance was determined using a Lattice valuation model and was recorded in the Condensed Balance Sheet as a discount to the debt obligation.

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

On February 2, 2018, we entered into an amendment to the Original Loan Agreement (the “Amended Loan Agreement”) pursuant to which we prepaid $3.0 million of the outstanding $7.0 million principal amount and provided Horizon with a lien on our intellectual property. The other terms of the Original Loan Agreement remained unchanged.

On March 21, 2018, we entered into an Amended and Restated Venture Loan and Security Agreement (the “Restated Loan Agreement”) with Horizon and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (“Molteni”) pursuant to which Horizon assigned approximately $2.4 million of the $4.0 million outstanding principal balance of the loan to Molteni and Molteni was appointed collateral agent and assumed majority and administrative control of the debt. Under the Restated Loan Agreement, the interest only payment and forbearance periods were extended to December 31, 2019. In addition, Molteni has the right to convert its portion of the debt into shares of our common stock at a conversion price of $1.20 per share and is required to effect this conversion of debt to equity if we complete an equity financing resulting in gross proceeds of at least $10.0 million at a price per share of common stock in excess of $1.20 and repay the $1.6 million balance of Horizon’s loan amount. The lien on our intellectual property remains in place at this time. As the present value of the cash flows under the terms of the Restated Loan Agreement is less than 10% different from the remaining cash flows under the terms of the Amended Loan Agreement prior to being amended and restated, the Restated Loan Agreement was accounted for as a debt modification. Accordingly, expenses incurred as a result of the modification were expensed as incurred and the previously deferred fees and costs related to the debt will continue to be amortized over the remaining term along with the related warrants issued as part of the Rights Agreement.

In connection with the Restated Loan Agreement, we issued Horizon seven-year warrants to purchase 40,000 shares of our common stock at an exercise price of $1.20 per share. The Horizon Warrants have been classified as equity and their fair value at the time of issuance was determined using a Black Scholes valuation model and was recorded in the Condensed Balance Sheet as a discount to the debt obligation.

The key assumptions used to value the new Horizon warrants were as follows:

Assumption
Date of issuance	March 21, 2018
Expected price volatility	86%
Expected term (in years)	7.00
Risk-free interest rate	2.82%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.81

9.	Rights Agreement

In consideration of Molteni’s entry into the Restated Loan Agreement and the Purchase Agreement, on March 21, 2018, we entered into a Rights Agreement (the “Rights Agreement”) with Molteni pursuant to which we agreed to (i) issue Molteni seven-year warrants to purchase 540,000 shares of our common stock at an exercise price of $1.20 per share (the “Molteni Warrants”), (ii) provide Molteni customary demand and piggy-back registration rights with respect to the shares of common stock issuable upon conversion of its loan and exercise of the Molteni Warrants, (iii) appoint one member of our board of directors and (iv) provide board observer rights to Molteni if it has not designated a board nominee as well as certain information rights. The board designation, observer and information rights will terminate at such time as Molteni ceases to beneficially own at least one percent of our outstanding capital stock (inclusive of the shares issuable upon conversion of its note and exercise of the Molteni Warrants). The Molteni Warrants have been classified as equity and their fair value at the time of issuance was determined using a Black Scholes valuation model. The amount was allocated equally between the Restated Loan Agreement and the Purchase Agreement and was recorded in the Condensed Balance Sheet as a discount to the debt obligation and a contract asset, respectively.

The key assumptions used to value the Molteni Warrants were as follows:

Assumption
Date of issuance	March 21, 2018
Expected price volatility	86%
Expected term (in years)	7.00
Risk-free interest rate	2.82%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.81

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

Probuphine®, our first product candidate based on the ProNeura platform, was approved by the FDA in May 2016 for the maintenance treatment of opioid dependence in patients who are stable on low to moderate doses of daily sublingual buprenorphine treatment. We licensed development and commercialization rights of Probuphine for the U.S. and Canadian markets to Braeburn Pharmaceuticals, Inc. (“Braeburn”). Braeburn subsequently sublicensed the Canadian rights to Knight Therapeutics Inc., which in April 2018 announced that it had received regulatory approval from Health Canada to commercialize the product.

In the first quarter of 2017, Braeburn commenced a full commercial launch of the product. However, as with the launch of any new method of medical treatment in the current reimbursement environment, progress has been slow and for the year ended December 31, 2017 we had revenues of $215,000. While Probuphine sales grew modestly from the first to the second quarter of 2017 royalty revenues to Titan showed a marked decline during the second half of the year and for the three months ended March 31, 2018, royalty revenues were only $25,000.

Based on feedback from Braeburn and key opinion leaders, we believe that access to care for patients has been negatively impacted by issues related to the timing and amount of reimbursement to patients and their doctors from insurance providers, as well as the requirements of the Risk Evaluation and Mitigation Strategy, or REMS, program. Although the opioid addiction epidemic continues to be a major concern for the United States, the hurdles to penetrating the bulk of the market and growing sales of Probuphine have been considerable. While we believe that Indivior’s recently approved one month depot injection of buprenorphine will ultimately pave the way for longer term treatments, the NDA for the Camurus weekly and monthly depot injection products licensed by Braeburn received a Complete Response Letter in January 2018, causing a substantial delay in the regulatory approval process. Consequently, Braeburn substantially reduced its field sales force and medical liason personnel hampering any efforts to increase the uptake of Probuphine. While we continue discussions with Braeburn management to more fully understand the current status of Probuphine, including Braeburn’s interactions with the FDA regarding the post-approval clinical requirements, and the possible return of the U.S. commercialization rights to Probuphine, we are also making initial preparations to target select market segments and potentially participate as a commercial-stage company if we are successful. However, in light of the difficulties encountered to date, we cannot predict either the timing or the degree to which Probuphine will be accepted by the U.S. medical community.

We have continued to make progress in the efforts to advance potential commercialization of Probuphine outside of the U.S. and Canada. During the first quarter 2017, the EMA granted eligibility for Probuphine to follow the centralized review and approval process, and the MAA was submitted to the EMA in November 2017. While the EMA review process of the MAA is progressing, on March 21, 2018, we entered into the Purchase Agreement with Molteni pursuant to which Molteni acquired the European intellectual property related to Probuphine, including the MAA, and will have the exclusive right to commercialize the Titan supplied Probuphine product in Europe, as well as certain countries of the Commonwealth of Independent States, the Middle East and North Africa. We received an initial payment of €2.0 million (approximately $2.4 million) for the purchased assets and will receive additional potential payments totaling up to €4.5 million (approximately $5.5 million) upon the achievement of certain regulatory and product label milestones, Additionally, we are entitled to receive earn-out payments for up to 15 years on net sales of Probuphine in the Molteni Territory ranging in percentage from the low-teens to the mid-twenties.

We believe that our ProNeura long term drug delivery platform has the potential to be used in the treatment of other chronic conditions where maintaining stable, around the clock blood levels of a medication may benefit the patient and improve medical outcomes. Our goal is to expand our product pipeline using the ProNeura implant platform, and, depending on available funds, we have been opportunistically evaluating other drugs and disease settings for use with the ProNeura platform in potential treatment applications such as Parkinsons disease, where conventional treatment is limited by variability in blood drug levels and poor patient compliance.

We operate in only one business segment, the development of pharmaceutical products.

Recent Accounting Pronouncements

See Note 1 to the accompanying unaudited condensed financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations for the Three Months Ended March 31, 2018 and March 31, 2017

Revenues were approximately $1.1 million during the three months ended March 31, 2018 compared with approximately $40,000 during the three months ended March 31, 2017. Revenues for the 2018 period reflect $1,039,000 related to the sale to Molteni of the European intellectual property rights to our Probuphine product and $25,000 related to the recognition of royalties earned on net sales of our Probuphine product by Braeburn.  Revenue for the 2017 period reflects the recognition of royalties earned on net sales of our Probuphine product by Braeburn.

Research and development expenses for the three month period ended March 31, 2018 were approximately $1.9 million, compared to approximately $2.1 million for the comparable period in 2017, a decrease of approximately $0.2 million, or 10%. The decrease was primarily associated with decreases in external research and development expenses related to the support of our Probuphine and ProNeura product development programs and other research and development expenses. During the three month period ended March 31, 2018, external research and development expenses relating to our product development programs were approximately $0.8 million compared to approximately $1.1 million for the comparable period in 2017. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three month period ended March 31, 2018 were approximately $1.6 million compared to approximately $1.4 million for the comparable period in 2017, an increase of approximately $0.2 million, or 14%.  The increase in general and administrative expenses was primarily related to increases in legal and professional fees of approximately $0.4 million primarily related to completing the Molteni transactions. This was offset in part by decreases in non-cash stock-based compensation and employee-related costs of approximately $0.1 million.

Net other expense for the three month period ended March 31, 2018 was approximately $0.2 million compared to net other income of approximately $0.4 million for the comparable period in 2017. Net other expense for the three month period ended March 31, 2018 consisted primarily of interest expense. Net other income for the three month period ended March 31, 2017 consisted primarily of non-cash gains on changes in the fair value of warrants and interest income.

Our net loss for the three month period ended March 31, 2018 was approximately $2.6 million, or approximately $0.12 per share, compared to approximately $3.0 million, or approximately $0.14 per share, for the comparable period in 2017.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At March 31, 2018, we had working capital of approximately $2.0 million compared to working capital of approximately $3.8 million at December 31, 2017.

Our operating activities used approximately $1.2 million during the three months ended March 31, 2018. This consisted primarily of the net loss for the period of approximately $2.6 million. This was offset, in part, by non-cash charges of approximately $0.4 million related to stock-based compensation, approximately $0.1 million related to depreciation and amortization and $0.8 million related to net changes in other operating assets and liabilities. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses.

Our investing activities used approximately $58,000 during the three months ended March 31, 2018, which was primarily related to purchases of equipment.

Our financing activities used approximately $2.8 million during the three months ended March 31, 2018, which was primarily related to the repayment of debt.

At March 31, 2018, we had cash and cash equivalents of approximately $3.5 million, which we believe are sufficient to fund our planned operations into the third quarter of 2018. We will require additional funds to finance our operations, including advancement of our current ProNeura development programs, beyond such period. We are exploring several financing alternatives; however, there can be no assurance that our efforts will be successful.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 have not changed materially.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our President and Chief Executive Officer, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2018, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, Titan’s internal control over financial reporting.

PART II

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as amended [5]

3.1(2)	Certificate of Amendment to the Restated Certificate of Incorporation dated September 24, 2015 [14]

3.2	By-laws of the Registrant [1]

4.1	Form of Series A Warrant [7]

4.2	Form of Class A Warrant [13]

4.3	Form of Underwriter Warrant [13]

4.4	Form of Lender Warrant [18]

4.5	Form of Rights Agreement Warrant [20]

10.1	2001 Non-Qualified Employee Stock Option Plan [2]

10.2	2002 Stock Option Plan [3]

10.3	Lease for the Registrant’s facilities, amended as of October 1, 2004 [4]

10.4	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009 [5]

10.5	Amendment to lease for Registrant’s facilities dated June 15, 2010 [6]

10.6*	License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl, dated December 14, 2012 [8]

10.7	Amendment dated May 28, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [9]

10.8	Second Amendment dated July 2, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [10]

10.9	Third Amendment dated November 12, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [15]

10.10	2014 Incentive Plan [12]

10.11	Titan Pharmaceuticals, Inc. Amended and Restated 2015 Omnibus Equity Incentive Plan [15]

10.12	Controlled Equity OfferingSM Sales Agreement, dated September 1, 2016, between the Company and Cantor Fitzgerald & Co. [16]

10.13	Employment Agreement between the Company and Sunil Bhonsle dated September 29, 2016 [17]

10.14	Employment Agreement between the Company and Marc Rubin dated September 29, 2016 [17]

10.15	Venture Loan and Security Agreement, dated July 27, 2017, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation [18]

10.16	Amendment of Venture Loan and Security Agreement, dated February 2, 2018, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation [19]

10.17	Amended and Restated Venture Loan and Security Agreement, dated March 21, 2018, by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. [20]

10.18*	Asset Purchase, Supply and Support Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A.[20]

10.19	Rights Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. [20]

14.1	Code of Business Conduct and Ethics [13]

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extensionalculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy ExtensionPresentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-221126).
(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(5)	Incorporated by reference from the Registrant’s Registration Statement on Form 10.
(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 10, 2012.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on February 28, 2013.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 29, 2013.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 5, 2013.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated November 13, 2013.
(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.
(13)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A dated September 30, 2014.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 28, 2015.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 3, 2016.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 1, 2016.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated October 3, 2016.
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 27, 2017.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated February 7, 2018.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated March 26, 2018.
*	Confidential treatment has been granted with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: May 15, 2018	By:	/s/ Sunil Bhonsle
	Name:	Sunil Bhonsle
	Title:	President and Chief Executive Officer (Principal Executive and Principal Financial Officer)

