Form 10-Q
period 2018-06-30
TITAN PHARMACEUTICALS INC
filed 2018-08-14
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2018
Common Stock, Par value $0.001	21,203,744

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2018	December 31, 2017
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$1,614	$7,522
Restricted cash	361	361
Receivables	189	65
Inventory	1,317	—
Contract assets	291	—
Prepaid expenses and other current assets	421	362
Total current assets	4,193	8,310
Property and equipment, net	424	595
Total assets	$4,617	$8,905

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$575	$821
Accrued clinical trials expenses	474	289
Other accrued liabilities	401	354
Deferred revenue	939	—
Current portion of long-term debt	—	3,000
Total current liabilities	2,389	4,464
Long-term debt, net of discount	3,541	3,584
Total liabilities	5,930	8,048

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, at amounts paid-in	297,855	297,855
Additional paid-in capital	27,577	26,273
Accumulated deficit	(326,745)	(323,271)
Total stockholders’ equity (deficit)	(1,313)	857
Total liabilities and stockholders’ equity (deficit)	$4,617	$8,905

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amount)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
License revenue	$2,593	$77	$3,657	$117
Product revenue	75	—	75	—
Total revenue	2,668	77	3,732	117
Operating expenses:
Cost of goods sold	70	—	70	—
Research and development	1,857	2,501	3,713	4,627
General and administrative	1,380	1,197	2,995	2,548
Total operating expenses	3,307	3,698	6,778	7,175
Income (loss) from operations	(639)	(3,621)	(3,046)	(7,058)
Other expense:
Other expense, net	(230)	(20)	(428)	(10)
Non-cash gain on changes in the fair value of warrants	—	190	—	612
Other income (expense), net	(230)	170	(428)	602
Net loss and comprehensive loss	$(869)	$(3,451)	$(3,474)	$(6,456)
Basic net loss per common share	$(0.04)	$(0.16)	$(0.16)	$(0.30)
Diluted net loss per common share	$(0.04)	$(0.17)	$(0.16)	$(0.33)
Weighted average shares used in computing basic net loss per common share	21,204	21,204	21,204	21,199
Weighted average shares used in computing diluted net loss per common share	21,204	21,204	21,204	21,201

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,474)	$(6,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	224	203
Non-cash interest expense	208	—
Non-cash gain on changes in fair value of warrants	—	(612)
Stock-based compensation	834	803
Changes in operating assets and liabilities:
Receivables	(124)	3,500
Inventory	(1,317)	—
Contract assets	(72)	—
Prepaid expenses and other assets	(59)	(80)
Accounts payable and other accrued liabilities	(14)	(2,988)
Deferred revenue	939	—
Net cash used in operating activities	(2,855)	(5,630)

Cash flows from investing activities:
Purchases of furniture and equipment	(53)	(26)
Net cash used in investing activities	(53)	(26)

Cash flows from financing activities:
Payments on long-term debt	(3,000)	—
Net cash used in financing activities	(3,000)	—
Net decrease in cash and cash equivalents	(5,908)	(5,656)
Cash and cash equivalents at beginning of period	7,883	14,006
Cash and cash equivalents at end of period	$1,975	$8,350
Supplemental disclosure of cash flow information
Interest paid	$234	$—
Warrants issued	$470	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed balance sheets that sum to the total of the same such amounts shown in the condensed statement of cash flows (in thousands):

	June 30,
	2018	2017
Cash and cash equivalents	$1,614	$8,350
Restricted cash	361	—
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,975	$8,350

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Summary of Significant Accounting Policies

The Company

We are a pharmaceutical company developing proprietary therapeutics utilizing our proprietary long-term drug delivery platform for the treatment of select chronic diseases for which steady state delivery of a drug provides an efficacy and/or safety benefit. We are currently transitioning to a commercial stage enterprise having recently re-acquired Probuphine®, a product approved in the U.S. for management of opiate dependence. We operate in only one business segment, the development of pharmaceutical products.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any future interim periods.

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

At June 30, 2018, we had cash and cash equivalents of approximately $1.6 million, which we believe, along with the payment from L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (“Molteni”) in August, are sufficient to fund our planned operations into mid-September 2018. If extended, the convertible loan from Molteni should provide funds through the end of the third quarter.

We will require additional funds to finance our operations, including the commercialization of Probuphine in the U.S., completion of the Probuphine Phase IV clinical trials mandated by the FDA and advancement of our current ProNeura development programs to later stage clinical studies. While we are currently considering the various financing alternatives available to us, our efforts to address our liquidity requirements may not be successful.

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

Based upon the above assessment, we concluded that, at the date the financial statements in this Quarterly Report on Form 10-Q for the months ended June 30, 2018, we did not have sufficient cash to fund our operations for the next 12 months without additional funds and, therefore, there was substantial doubt about our ability to continue as a going concern within 12 months after the date the financial statements were issued.

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

In July 2017, the Financial Accounting Standards Board, or FASB, issued a two-part Accounting Standards Update, or ASU, No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception amending guidance in FASB ASC 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We adopted ASU 2017- 11 for the year ended December 31, 2017, and retrospectively applied ASU 2017-11 as required. There was no retrospective impact as a result of the adoption of ASU 2017-11 on the financial statements. See Note 10, “Debt Agreements”.

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

Subsequent Events

We have evaluated events that have occurred after June 30, 2018 and through the date that the financial statements are issued. See Note 10. “Subsequent Events”.

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

We recorded no fair value adjustment of the warrant liabilities for the three and six-month periods ended June 30, 2018. We recorded non-cash gains on decreases in the fair value of approximately $190,000 and $612,000 for the three and six-month periods ended June 30, 2017, respectively, in our Condensed Statements of Operations and Comprehensive Loss. The underlying warrants expired by their terms on April 18, 2018. See Note 7 “Warrant Liability” for further discussion on the calculation of the fair value of the warrant liability.

2.	Stock Plans

The following table summarizes the stock-based compensation expense recorded for awards under the stock option plans for the three and six-month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Research and development	$156	$128	$318	$245
General and administrative	246	254	516	558
Total stock-based compensation expenses	$402	$382	$834	$803

No tax benefit was recognized related to stock-based compensation expense since we have accumulated operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the stock-based compensation expense for the three and six-month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted-average risk-free interest rate	2.9%	2.0%	2.7%	2.1%
Expected dividend payments	—	—	—	—
Expected holding period (years) [1]	6.4	6.5	6.4	6.5
Weighted-average volatility factor [2]	0.91	0.88	0.89	0.88
Estimated forfeiture rates [3]	25%	27%	26%	28%

(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.

(2)	Weighted average volatility is based on the historical volatility of our common stock.

(3)	Estimated forfeiture rates are based on historical data.

Options to purchase approximately 5,000 and 60,000 shares of common stock were granted during the three-month periods ended June 30, 2018 and 2017, respectively. Options to purchase approximately 950,000 and 496,000 shares of common stock were granted during the six-month periods ended June 30, 2018 and 2017, respectively.

The following table summarizes option activity for the six-month period ended June 30, 2018:

(in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Option Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	2,728	$4.32	5.75	$30
Granted	950	0.97
Exercised	—	—
Expired	(18)	8.36
Cancelled or forfeited	(12)	5.46

Outstanding at June 30, 2018	3,648	$3.42	6.44	$115

Exercisable at June 30, 2018	2,796	$4.00	5.88	$57

No shares of restricted stock were awarded to employees, directors and consultants during the three and six-month periods ended June 30, 2018 and 2017.

As of June 30, 2018, there was approximately $0.6 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 0.7 years.

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

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per common share for the three and six-months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Numerator:
Net loss used for basic earnings per share	$(869)	$(3,451)	$(3,474)	$(6,456)
Less change in fair value of warrant liability	—	(190)	—	(612)
Net loss used for diluted earnings per share	$(869)	$(3,641)	$(3,474)	$(7,068)
Denominator:
Basic weighted-average outstanding common shares	21,204	21,204	21,204	21,199
Effect of dilutive potential common shares resulting from options	—	—	—	2
Effect of dilutive potential common shares resulting from warrants	—	—	—	—
Weighted-average shares outstanding—diluted	21,204	21,204	21,204	21,201
Net loss per common share:
Basic	$(0.04)	$(0.16)	$(0.16)	$(0.30)
Diluted	$(0.04)	$(0.17)	$(0.16)	$(0.33)

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect for the three and six-months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Weighted-average anti-dilutive common shares resulting from options	3,658	2,437	3,327	2,324
Weighted-average anti-dilutive common shares resulting from warrants	1,482	1,117	1,730	517
	5,140	3,554	5,057	2,841

4.	Comprehensive Loss

Comprehensive loss for the periods presented is comprised solely of our net loss. We had no items of other comprehensive loss during the three and six-month periods ended June 30, 2018 and 2017. Comprehensive loss for the three and six-month periods ended June 30, 2018 was $0.9 million and $3.5 million, respectively. Comprehensive loss for the three and six-month periods ended June 30, 2017 was $3.5 million and $6.5 million, respectively.

5.	Braeburn License

Until its termination in May 2018, we were party to a license agreement (as amended, the “License Agreement”) pursuant to which we had granted Braeburn Pharmaceuticals, Inc. (“Braeburn”) the exclusive commercialization rights to Probuphine in the United States and its territories and Canada. Under the License Agreement, we received certain milestone payments, as well as royalties on net sales of Probuphine. Upon receipt of approval, our obligation was fulfilled and we recognized as revenue the full amount of the milestone payment. In addition, we were entitled to receive a low single digit royalty on sales by Braeburn of other competing continuous delivery treatments for opioid dependence as defined in the License Agreement. The License Agreement provided for us to be reimbursed by Braeburn for any development services and activities undertaken at Braeburn’s request. Under ASC 606, there was no change in the amount or timing of revenue recognized under this agreement. In February 2016, Braeburn sublicensed rights to develop and commercialize Probuphine in Canada to Knight Therapeutics, Inc. (“Knight”).

On May 25, 2018, we entered into a Termination and Transition Services Agreement (the “Transition Agreement”) with Braeburn pursuant to which we regained all rights to the commercialization and clinical development of Probuphine in the United States and Canada. Braeburn paid us $1.0 million, transferred inventory to us with a value of approximately $1.1 million and agreed to provide support services through December 28, 2018. In addition, the Transition Agreement provides for the immediate transfer to us of all regulatory documentation and development data related to Probuphine. The estimated fair value of the inventory received was determined using available inputs such as existing supply agreements, prior selling prices and remaining life to expiration. We recognized approximately $2.1 million of license related revenue related to this transaction in the three month period ended June 30, 2018. The sublicense to Knight was assigned to Titan as part of the Transition Agreement.

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

We received an initial payment of €2.0 million (approximately $2.4 million) for the purchased assets and will receive additional potential payments totaling upon the achievement of certain regulatory and product label milestones. Additionally, we are entitled to receive earn-out payments for up to 15 years on net sales of Probuphine in the Molteni Territory ranging in percentage from the low-teens to the mid-twenties. In August 2018, we entered into an amendment to the Purchase Agreement described below in Note 10. “Subsequent Events.”

We concluded that the performance obligations identified in the Purchase Agreement included the transfer of the intellectual property and our efforts towards the approval by the EMA and other regulatory bodies. The initial closing payment was allocated between the transfer of the intellectual property and our efforts related to the EMA approval as set forth below.

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

The following table presents changes in contract assets and liabilities during the six months ended June 30, 2018:

(in thousands)	Beginning Balance	Additions	Deductions	Ending Balance
Six months ended June 30, 2018
Contract assets	$—	$291	$—	$291
Contract liabilities:
Deferred revenue	$—	$2,448	$(1,509)	$939

7.	Warrant Liability

Until they expired by their terms on April 18, 2018, we had warrants outstanding to purchase an aggregate of 983,395 shares of common stock at an exercise price of $4.85 per share. The warrants contained a provision where the warrant holder had the option to receive cash equal to the Black Scholes fair value of the remaining unexercised portion of the warrant as cash settlement in the event that there was a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity required that these warrants be classified as liabilities. The fair value of these warrants was determined using the Lattice valuation model, and the changes in the fair value were recorded in the Condensed Statements of Operations and Comprehensive Loss.

8.	Debt Agreements

In July 2017, we entered into a venture loan and security agreement (“Original Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”), pursuant to which we received a loan in the amount of $7.0 million

The Original Loan Agreement provided for repayment of the loan on an interest-only basis through December 31, 2018, followed by monthly payments of principal and accrued interest for the balance of the 46-month term. The loan bears interest at a floating coupon rate of one-month LIBOR (floor of 1.10%) plus 8.40%. A final payment equal to 5.0% of the loan will be due on the scheduled maturity date for such loan. The Original Loan Agreement also contained a prepayment penalty based on a percentage of the then outstanding principal balance, equal to 4% if the prepayment occurs during the interest-only payment period, 3% if the prepayment occurs during the 12 months following such period, and 2% thereafter.

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

On March 21, 2018, we entered into an Amended and Restated Venture Loan and Security Agreement (the “Restated Loan Agreement”) with Horizon and Molteni pursuant to which Horizon assigned approximately $2.4 million of the $4.0 million outstanding principal balance of the loan to Molteni and Molteni was appointed collateral agent and assumed majority and administrative control of the debt. Under the Restated Loan Agreement, the interest only payment and forbearance periods were extended to December 31, 2019. In addition, Molteni has the right to convert its portion of the debt into shares of our common stock at a conversion price of $1.20 per share and is required to effect this conversion of debt to equity if we complete an equity financing resulting in gross proceeds of at least $10.0 million at a price per share of common stock in excess of $1.20 and repay the $1.6 million balance of Horizon’s loan amount. The lien on our intellectual property remains in place at this time. As the present value of the cash flows under the terms of the Restated Loan Agreement is less than 10% different from the remaining cash flows under the terms of the Amended Loan Agreement prior to being amended and restated, the Restated Loan Agreement was accounted for as a debt modification. Accordingly, expenses incurred as a result of the modification were expensed as incurred and the previously deferred fees and costs related to the debt will continue to be amortized over the remaining term along with the related warrants issued as part of the agreement described in Note 9 “Rights Agreement.”

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

In consideration of Molteni’s entry into the Restated Loan Agreement and the Purchase Agreement, on March 21, 2018, we entered into an agreement (as amended in May 2018, the “Rights Agreement”) with Molteni pursuant to which we agreed to (i) issue Molteni seven-year warrants to purchase 540,000 shares of our common stock at an exercise price of $1.20 per share (the “Molteni Warrants”), (ii) provide Molteni customary demand and piggy-back registration rights with respect to the shares of common stock issuable upon conversion of its loan and exercise of the Molteni Warrants, (iii) appoint one member of our board of directors under certain circumstances and (iv) provide board observer rights to Molteni if it has not designated a board nominee as well as certain information rights. The board designation, observer and information rights will terminate at such time as Molteni ceases to beneficially own at least one percent of our outstanding capital stock (inclusive of the shares issuable upon conversion of debt under the Restated Loan Agreement and exercise of the Molteni Warrants). The Molteni Warrants have been classified as equity and their fair value at the time of issuance was determined using a Black Scholes valuation model. The amount was allocated equally between the Restated Loan Agreement and the Purchase Agreement and was recorded in the Condensed Balance Sheet as a discount to the debt obligation and a contract asset, respectively.

The key assumptions used to value the Molteni Warrants were as follows:

Assumption
Date of issuance	March 21, 2018
Expected price volatility	86%
Expected term (in years)	7.00
Risk-free interest rate	2.82%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.81

10.	Subsequent Events

On August 3, 2018, we entered into an amendment (the “Amendment”) to the Purchase Agreement with Molteni. Under the Amendment, Molteni made an immediate payment to us of €950,000 (approximately $1,109,000) and has committed to make a convertible loan to us of €550,000 (approximately $642,000) provided we have submitted our response to the 120-day letter from the EMA on or prior to September 14, 2018 in accordance with the Amendment, both in exchange for the elimination of an aggregate of €2.0 million (approximately $2,335,000) of regulatory milestones provided for in the Purchase Agreement that are potentially payable in 2019, at the earliest. The loan (the “Convertible Loan”), if made, will convert automatically into shares of our common stock upon the issuance by the EMA of marketing approval for Probuphine at a conversion price per share equal to the lower of (i) the closing price on the loan funding date and (ii) the closing price on the conversion date. In the event the EMA has not granted marketing approval by December 31, 2019, the Convertible Loan will become due and payable, together with accrued interest at the rate of one-month LIBOR (to the extent in excess of 1.10%) plus 9.50% per annum. The Convertible Loan will contain other covenants and events of default substantially consistent with the Restated Loan Agreement.

On August 7, 2018, our stockholders approved an amendment to the Titan Pharmaceuticals, Inc. 2015 Omnibus Equity Incentive Plan to increase the number of shares authorized for awards thereunder from 2,500,000 to 3,500,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934(the “Exchange Act”). Such statements include, but are not limited to, any statements relating to our product development programs and any other statements that are not historical facts. Such statements involve risks and uncertainties that could negatively affect our business, operating results, financial condition and stock price. Factors that could cause actual results to differ materially from management’s current expectations include those risks and uncertainties relating to our transition to a commercial enterprise, the regulatory approval process, the development, testing, production and marketing of our drug candidates, patent and intellectual property matters and strategic agreements and relationships. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as required by law.

Probuphine® and ProNeura™ are trademarks of Titan Pharmaceuticals, Inc. This Form 10-Q also includes trade names and trademarks of companies other than Titan Pharmaceuticals, Inc.

References herein to “we,” “us,” “Titan,” and “our company” refer to Titan Pharmaceuticals, Inc. and its subsidiaries unless the context otherwise requires.

Overview

We are a pharmaceutical company developing proprietary therapeutics utilizing our proprietary long-term drug delivery platform for the treatment of select chronic diseases for which steady state delivery of a drug provides an efficacy and/or safety benefit. We are currently transitioning to a commercial stage enterprise having recently re-acquired Probuphine®, a product approved in the U.S. for management of opiate dependence.

Probuphine, our first product candidate based on our proprietary ProNeura™ platform, is a subdermal implant that provides continuous delivery of buprenorphine for six months. Probuphine was approved by the FDA in May 2016 for the maintenance treatment of opioid dependence in patients who are stable on low to moderate doses of daily sublingual buprenorphine treatment. We licensed development and commercialization rights of Probuphine for the U.S. and Canadian markets to Braeburn Braeburn in December 2012. Braeburn subsequently sublicensed the Canadian rights to Knight in February 2016. In April 2018, Knight announced that it had received regulatory approval from Health Canada to commercialize the product for the maintenance treatment of stable patients with opioid use disorder and they have indicated that they plan to launch the product in the fourth quarter of 2018.

In early 2018, Braeburn substantially reduced its field sales force and medical liaison personnel following its receipt of a complete response letter from the FDA for its weekly and monthly depot injection products. Anticipating a negative impact on Probuphine sales in the U.S., we began discussing with Braeburn terms for the return of the Probuphine U.S. commercialization rights to Titan. On May 25, 2018, we completed that agreement under which we received a $1.0 million payment and Braeburn’s undertaking to provide transition services through 2018 to assist with commercialization activities and help maintain continuity in product supply for patients and their physicians.

Since reacquiring the rights, we have begun implementation of a strategy to relaunch Probuphine to targeted market segments that we believe are best suited to benefit from this product. We are currently considering all the financing alternatives available to us to obtain sufficient capital to build our infrastructure, including a small sales and marketing team, that will enable us to successfully transition to a commercial enterprise and position Probuphine as a specialty product.

We believe that our ProNeura long term drug delivery platform has the potential to be used in the treatment of other chronic conditions where maintaining stable, around the clock blood levels of a medication may benefit the patient and improve medical outcomes. Our goal is to expand our product pipeline using the ProNeura implant platform, and, depending on available funds, we have been opportunistically evaluating other drugs and disease settings for use with the ProNeura platform in potential treatment applications such as Parkinson’s disease, where conventional treatment is limited by variability in blood drug levels and poor patient compliance. The pursuit of any of these programs in the short-term will depend on our ability to obtain the necessary funding through either government grants or third party collaborations.

We operate in only one business segment, the development of pharmaceutical products.

Recent Accounting Pronouncements

See Note 1 to the accompanying unaudited condensed financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations for the Three and Six-Months Ended June 30, 2018 and June 30, 2017

License revenues were approximately $2.6 million and $3.7 million for the three and six-month periods ended June 30, 2018, respectively.  Revenues for the three-month period ended June 30, 2018 period reflect approximately $0.5 million related to the amortization of deferred revenue related to the sale to Molteni of the European intellectual property rights to our Probuphine product, approximately $2.1 million related to the return of the Braeburn license in May 2018 and $7,000 related to the recognition of royalties earned on net sales of our Probuphine product by Braeburn.  Revenues for the six-month period ended June 30, 2018 period reflect approximately $1.5 million related to the up-front payment and amortization of deferred revenue related to the sale to Molteni of the European intellectual property rights to our Probuphine product, approximately $2.1 million related to the return of the Braeburn license and $32,000 related to the recognition of royalties earned on net sales of our Probuphine product by Braeburn.  Revenue for the 2017 period reflects the recognition of royalties earned on net sales of our Probuphine product by Braeburn. License revenues of approximately $77,000 and $117,000 for the three and six-month periods ended June 30, 2017 primarily reflect the recognition of the royalties earned on net sales of our Probuphine product by Braeburn.

Product revenues were approximately $75,000 for the three and six-month periods ended June 30, 2018. Product revenues reflect net revenues generated from sales of our Probuphine product by us after the return of the Braeburn License on May 25, 2018.

Research and development expenses for the three-month period ended June 30, 2018 were approximately $1.9 million, compared to approximately $2.5 million for the comparable period in 2017, a decrease of approximately $0.6 million, or 24%. The decrease in research and development costs was primarily associated with decreases in external research and development expenses related to the support of the ropinirole implant program and some expenses on other ProNeura product development programs, employee related expenses and other research and development expenses. Research and development expenses for the six-month period ended June 30, 2018 were approximately $3.7 million, compared to approximately $4.6 million for the comparable period in 2017, a decrease of approximately $0.9 million, or 20%. The decrease in research and development costs was primarily associated with decreases in external research and development expenses related to the support of the ropinirole implant program and limited expenses on other ProNeura product development programs, employee related expenses and other research and development expenses. During the three and six-month periods ended June 30, 2018, external research and development expenses relating to our product development programs were approximately $1.1 million and $1.7 million, respectively, compared to approximately $1.5 million and $2.6 million, respectively, for the comparable periods in 2017. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our research and development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three-month periods ended June 30, 2018 and 2017 were approximately $1.4 million, compared to approximately $1.2 million for the comparable period in 2017, an increase of approximately $0.2 million, or 17%. The increase in general and administrative expenses during the three-month period ended June 30, 2018 was primarily related to increases in employee related costs of approximately $0.1 million and legal and professional fees of approximately $0.1 million. General and administrative expenses for the six-month period ended June 30, 2018 were approximately $3.0 million, compared to approximately $2.5 million for the comparable period in 2017, an increase of approximately $0.5 million, or 20%. The increase in general and administrative expenses during the six-month period ended June 30, 2018 was primarily related to increases in legal and professional fees of approximately $0.5 million.

Net other expense for the three and six-month periods ended June 30, 2018 was approximately $0.2 million and $0.4 million, respectively. Net other expense consisted primarily of interest expense. Net other income for the three and six-month periods ended June 30, 2017 was approximately $0.2 million and $0.6 million, respectively. Net other income consisted primarily of non-cash gains on changes in the fair value of warrants.

Our net loss for the three-month period ended June 30, 2018 was approximately $0.9 million, or approximately $0.04 per share, compared to our net loss of approximately $3.5 million, or approximately $0.16 per share, for the comparable period in 2017. Our net loss for the six-month period ended June 30, 2018 was approximately $3.5 million, or approximately $0.16 per share, compared to our net loss of approximately $6.5 million, or approximately $0.30 per share, for the comparable period in 2017.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of debt and equity securities, as well as with proceeds from warrant and option exercises, technology licensing, collaborative agreements and government-sponsored research grants. At June 30, 2018, we had working capital of approximately $1.8 million compared to working capital of approximately $3.8 million at December 31, 2017.

Our operating activities used approximately $2.9 million during the six months ended June 30, 2018. This consisted primarily of the net loss for the period of approximately $3.5 million and approximately $0.6 million related to net changes in other operating assets and liabilities. This was offset, in part, by non-cash charges of approximately $0.8 million related to stock-based compensation, approximately $0.2 million related to depreciation and amortization and $0.2 million related to non-cash interest expense. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses.

Our investing activities used approximately $53,000 during the six months ended June 30, 2018, which was primarily related to purchases of equipment.

Our financing activities used approximately $3.0 million during the six months ended June 30, 2018, which was primarily related to the repayment of debt.

In May 2018, we entered into the Transition Agreement pursuant to which we regained all Probuphine commercialization and clinical development rights we had granted to Braeburn. Braeburn paid us $1.0 million and transferred inventory to us with a value of approximately $1.1 million.

In August 2018, we amended the Purchase Agreement to eliminate an aggregate of €2,000,000 in exchange for which Molteni made an immediate payment to us of €950,000 (approximately $1,109,000) and committed to make the Convertible Loan to us of €550,000 (approximately $642,000) provided we have submitted our response to the 120-day letter from the European Medicines Agency (“EMA”) on or prior to September 14, 2018.

At June 30, 2018, we had restricted cash of approximately $0.4 million. This represents a cash security deposit for an outstanding letter of credit established to fund upcoming EMA filing fees.

At June 30, 2018, we had cash and cash equivalents of approximately $1.6 million, which we believe, along with the payment from Molteni in August, are sufficient to fund our planned operations into mid-September 2018. If extended, the convertible loan from Molteni should provide funds through the end of the third quarter.

We will require additional funds to finance our operations, including the commercialization of Probuphine in the U.S., completion of the Probuphine Phase IV clinical trials mandated by the FDA and advancement of our current ProNeura development programs to later stage clinical studies. While we are currently considering the various financing alternatives available to us, our efforts to address our liquidity requirements may not be successful.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 have not changed materially.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our President and Chief Executive Officer, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2018, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, Titan’s internal control over financial reporting.

PART II

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results (the “10-K Risk Factors”). The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except for the risks set forth below, there are no material changes to the 10-K Risk Factors.

We may not be successful in transitioning from a research and development company to a commercial enterprise.

Since our inception, we have been engaged in product research and development and have never directly commercialized any product. Since we regained the U.S. commercial rights to Probuphine in May 2018, we have been largely dependent on Braeburn’s provision of support services, as well as those of advisors and consultants, as we transition to a commercial enterprise. We do not currently employ a sales force or have any internal sales and marketing capabilities. Without hiring or contracting for an experienced and active sales force, we will not be in a position to relaunch Probuphine and sales, if any, will continue to be limited. We will face intense competition for sales and marketing personnel with the necessary experience in addiction, reimbursement, specialty pharmacies and our targeted markets and there can be no assurance that we will be successful in our efforts to transition to a commercial stage company.

If Probuphine does not achieve broad market acceptance by physicians, patients or others in the medical community or coverage by third-party payors, our business will suffer.

Although Braeburn commenced a full commercial launch of Probuphine in the first quarter of 2017, minimal progress was made and for the year ended December 31, 2017 we derived royalty revenues of only $215,000 from sales of Probuphine. The commercial success of Probuphine and our product relaunch will depend upon its acceptance by physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of Probuphine by third-party payors is also necessary for commercial success. Since its initial commercial launch by Braeburn, Probuphine’s adoption by physicians has been hindered both by the Risk Evaluation and Mitigation Strategy, or REMS, requirements mandated by the product label, which are more expansive than those required for other buprenorphine products, as well as the current payment and reimbursement model, which differs from some of the existing treatment options for opioid addiction. For example, the current standard of care for outpatient treatment of opioid addiction is oral daily buprenorphine, which typically requires frequent patient visits and a per visit fee, which the patient may pay directly to the healthcare provider in cash. Reimbursement for an implantable drug product that requires administration by a healthcare provider requires drug codes as well as a separate procedure code for the insertion and removal procedures and less frequent office visits. Physicians may prefer more frequent patient visits and the accompanying reimbursement and payment model, which oftentimes includes cash payments. The commercial success of Probuphine depends on several factors, including:

•	our ability to train and certify healthcare providers to insert and remove implants of Probuphine in accordance with the REMS;

•	the perceived and actual advantages of our Probuphine over current and emerging treatment options;

•	the willingness of healthcare providers to prescribe, and the target patient population to try novel products;

•	the competitiveness of our pricing;

•	the willingness of healthcare providers to accept alternative reimbursement models, such as the “buy-and-bill” system, where prescribers are required to buy Probuphine inventory themselves and then bill patients or payors following the procedure, or the specialty pharmacy distribution model, where a specialty pharmacy carries inventory and ships it to healthcare providers as requested and prescribed, and directly handles the subsequent billing and payment process with payors;

•	our ability to provide adequate support to physicians and other healthcare providers to lessen the burden of current reimbursement models;

•	our ability to establish and maintain adequate levels of coverage for Probuphine from commercial health plans and government health programs, which we refer to collectively as third-party payors, particularly in light of the availability of other branded and generic competitive products;

•	the willingness for patients to pay out-of-pocket in the absence of third-party coverage and the success of patient assistance programs; and

•	our ability to promote products through marketing and sales activities and any other arrangements; and

•	our ability to successfully educate prescribers and patients on the applicable product’s efficacy and safety;

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

We must comply with post-approval clinical trial requirements

The New Drug Application, or NDA, for Probuphine mandated the post-approval completion of several Phase IV clinical trials. Prior to the reversion of the commercialization rights to us, Braeburn had been in negotiations with the FDA with respect to the various trial protocols and had not commenced the required clinical trials. Upon transfer of the NDA back to us, we began communicating with the FDA regarding the Phase IV requirements. There can be no assurance that the FDA will provide us with the time we need to initiate and complete the necessary clinical trials, or that we will have the necessary funds to do so, in which event we may be subject to possible sanctions, including monetary penalties or suspension of Probuphine commercial activities. Furthermore, unexpected negative findings from a Phase IV trial could negatively impact the product label and/or acceptance by patients, healthcare providers and insurers.

The Probuphine REMS program has negatively impacted initial uptake and may continue to do so, which could materially adversely impact our business prospects.

There is currently a REMS program in place for Probuphine as required by the FDA. The REMS program was implemented by Braeburn in May 2016 and is designed to mitigate the risk of complications of migration, protrusion, expulsion and nerve damage associated with the insertion and removal of Probuphine and the risks of accidental overdose, misuse and abuse. The REMS program requires training and certification of healthcare providers who prescribe and implant Probuphine and provide patient counseling. Probuphine distribution is restricted to healthcare providers who have completed training and received certification under the REMS program. We believe the REMS program has been an obstacle to adoption of Probuphine to date by the medical community. Healthcare providers may be unwilling to undergo training and certification in order to be able to prescribe or implant Probuphine due to time constraints or concerns with the product. If we are unable to adequately address this issue, our ability (or the ability of potential future commercial partners) to generate revenue from sales of Probuphine could be materially compromised, which would have a material adverse effect on our business, results of operations, financial condition and prospects. In addition, if a patient suffers an injury during the insertion and removal of Probuphine, it may give rise to liability against us by patients, clinicians or others or result in non-compliance with the REMS program. Non-compliance with the REMS program may bring serious consequences to us, including warning letters from the FDA, fines, criminal charges and other prohibitions and exclusions as well as reputational damage.

The FDA-approved product labeling for Probuphine allows prescribing for a limited patient population.

Probuphine was approved with an indicated use limited to the long-term maintenance treatment of opioid dependence in clinically stable patients on 8 mg or less a day of oral buprenorphine. The approved labeling also contains other limitations on use and warnings and contraindications for risks. If potential purchasers or those influencing purchasing decisions, such as physicians and pharmacists or third party payers, react negatively to Probuphine because of their perception of the limitations or safety risks in the approved product labeling, it may result in lower product acceptance and lower product revenues.

In addition, our promotion of Probuphine must reflect only the specific approved indication as well as other limitations on use, and disclose the safety risks associated with the use of Probuphine as set out in the approved product labeling. We must submit all promotional materials to the FDA at the time of their first use. If the FDA raises concerns regarding our promotional materials or messages, we may be required to modify or discontinue using them and provide corrective information to healthcare practitioners, and we may face other adverse enforcement action.

Probuphine is a controlled substance subject to DEA regulations and failure to comply with these regulations, or the cost of compliance with these regulations, may adversely affect our business.

Probuphine contains buprenorphine, a regulated Schedule III “controlled substance” under the CSA, which establishes, among other things, certain registration, production quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Our failure to comply with DEA requirements could result in the loss of our ability to supply Probuphine, significant restrictions on Probuphine, civil penalties or criminal prosecution.

The DEA, and some states, also conduct periodic inspections of registered establishments that handle controlled substances. Facilities that conduct research, manufacture, store, distribute, import or export controlled substances must be registered to perform these activities and have the security, control and inventory mechanisms required by the DEA to prevent drug loss and diversion. Failure to maintain compliance, particularly non-compliance resulting in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, results of operations, financial condition and prospects. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

Individual states also have controlled substances laws. Though state controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule drugs, as well. While some states automatically schedule a drug when the DEA does so, in other states there has to be rulemaking or a legislative action. State scheduling may delay commercial sale of any controlled substance drug product for which we obtain federal regulatory approval and adverse scheduling could have a material adverse effect on the commercial attractiveness of such product. We or our partners must also obtain separate state registrations in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions from the states in addition to those from the DEA or otherwise arising under federal law.

We may be subject to enforcement action if we engage in improper marketing or promotion of Probuphine.

Our promotional materials and training methods must comply with the Federal Food, Drug and Cosmetic Act, or the FDCA, and FDA regulations and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or “off-label”, use. Companies may not promote drugs for off-label use, which include uses that are not described in the product’s labeling and that differ from those approved by the FDA. Physicians may prescribe drug products for off-label uses and such off-label uses are common across some medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDCA and FDA regulations restrict communications on the subject of off-label uses of drug products by pharmaceutical companies. The Office of Inspector General of the Department of Health and Human Services, or OIG, the FDA, and the Department of Justice, or DOJ, all actively enforce laws and regulations prohibiting promotion of off-label use and the promotion of products for which marketing approval has not been obtained.

Other federal, state and foreign regulatory agencies, including the U.S. Federal Trade Commission, have issued guidelines and regulations that govern how we promote our products, including how we use endorsements and testimonials.

If we are found to be out of compliance with the requirements and restrictions described above, and we are investigated for or found to have improperly promoted off-label use, we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions, and the off-label use of our products may increase the risk of product liability claims. In addition, management’s attention could be diverted from our business operations and our reputation could be damaged.

In addition to FDA and related regulatory requirements, we are subject to health care "fraud and abuse" laws, such as the federal False Claims Act, the anti-kickback provisions of the federal Social Security Act, and other state and federal laws and regulations. Federal and state anti-kickback laws prohibit, among other things, payments or other remuneration to induce or reward someone to purchase, prescribe, endorse, or recommend a product that is reimbursed under federal or state healthcare programs. If we provide payments or other remuneration to a healthcare professional to induce the prescribing of our products, we could face liability under state and federal anti-kickback laws.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product or submitting inflated best price information to the Medicaid Rebate program. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines, and imprisonment. Even if it is determined that we have not violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would harm our business, prospects, operating results, and financial condition. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be challenged under one or more of such laws.

We obtain some of our raw materials, components and finished goods from a single source or a limited group of suppliers. The partial or complete loss of one of these suppliers could cause significant production delays, an inability to meet customer demand and a substantial loss in revenue.

We use a number of single-source suppliers for certain of our raw materials, components and finished goods, including:

•	the supplier of the active ingredient for Probuphine;

•	the supplier of the finished Probuphine implants; and

•	the manufacturer of the Probuphine applicator.

We are in the process of qualifying a new EVA manufacturer. In addition, the vendor that used to sterilize the Probuphine implants indicated that it will no longer sterilize Schedule III controlled substances, including Probuphine. While we are in the process of qualifying another sterilization vendor and will also be transitioning to a new sterilization process, we cannot guarantee that such qualification or transition will be successful. Our use of these and other single-source suppliers of raw materials, components and finished goods exposes us to several risks, including disruptions in supply, price increases, late deliveries and an inability to meet customer demand. This could lead to customer dissatisfaction, damage to our reputation or customers switching to competitive products. Any interruption in supply could be particularly damaging to our ability to develop and commercialize Probuphine.

Finding alternative sources for these raw materials, components and finished goods would be difficult and in many cases entail a significant amount of time, disruption and cost. Any disruption in supply from any single-source supplier or manufacturing location could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects.

We rely on third parties to provide services in connection with the manufacture and distribution of Probuphine, and these third parties may not perform satisfactorily.

We do not own or operate, and currently do not plan to own or operate, facilities for production and packaging of Probuphine or our other product candidates. We are dependent on third parties for the timely supply of specified raw materials, equipment, contract manufacturing, formulation or packaging services, product distribution services, customer service activities and product returns processing. For example, we contract with DPT Laboratories, Ltd., or DPT, for the manufacture of Probuphine, which in turn depends on delivery of the active ingredient buprenorphine hydrochloride and milled EVA, which we currently source from Teva and Southwest Research Institute, respectively. We are similarly dependent on third parties for the manufacture and sterilization of Probuphine applicators and the assembly and distribution of packaged kits.

Our reliance on third parties for the activities described above will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product in accordance with regulatory requirements, or proprietary specifications, or adhere to product processing best practices, or if there are disagreements between us and these third parties, our business could be materially adversely impacted.

We face potential liability related to the privacy of health information we obtain from clinical trials sponsored by us or our collaborators, from research institutions and our collaborators, and directly from individuals.

Numerous federal and state laws, including state security breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, and disclosure of personal information. In addition, most health care providers, including research institutions from which we or our collaborators obtain patient health information, are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. Although we are not directly subject to HIPAA, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Item 5. Other Information

On August 9, 2018, the compensation committee approved amendments to the existing employment agreements with each of Sunil Bhonsle and Marc Rubin to extend the expiration date from September 29, 2018 to March 29, 2019 in order to provide continuity of service while the compensation committee undertakes the process of evaluating new agreements.

Item 6. Exhibits

No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as amended [5]

3.1(2)	Certificate of Amendment to the Restated Certificate of Incorporation dated September 24, 2015 [14]

3.2	By-laws of the Registrant [1]

4.1	Form of Series A Warrant [7]

4.2	Form of Class A Warrant [13]

4.3	Form of Underwriter Warrant [13]

4.4	Form of Lender Warrant [18]

4.5	Form of Rights Agreement Warrant [20]

10.1	2001 Non-Qualified Employee Stock Option Plan [2]

10.2	2002 Stock Option Plan [3]

10.3	Lease for the Registrant’s facilities, amended as of October 1, 2004 [4]

10.4	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009 [5]

10.5	Amendment to lease for Registrant’s facilities dated June 15, 2010 [6]

10.6*	License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl, dated December 14, 2012 [8]

10.7	Amendment dated May 28, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [9]

10.8	Second Amendment dated July 2, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [10]

10.9	Third Amendment dated November 12, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl [15]

10.10	2014 Incentive Plan [12]

10.11	Titan Pharmaceuticals, Inc. Second Amended and Restated 2015 Omnibus Equity Incentive Plan

10.12	Controlled Equity OfferingSM Sales Agreement, dated September 1, 2016, between the Company and Cantor Fitzgerald & Co. [16]

10.13	Employment Agreement between the Company and Sunil Bhonsle dated September 29, 2016 [17]

10.14	Employment Agreement between the Company and Marc Rubin dated September 29, 2016 [17]

10.15	Venture Loan and Security Agreement, dated July 27, 2017, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation [18]

10.16	Amendment of Venture Loan and Security Agreement, dated February 2, 2018, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation [19]

10.17	Amended and Restated Venture Loan and Security Agreement, dated March 21, 2018, by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. [20]

10.18*	Asset Purchase, Supply and Support Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A.[20]

10.19	Rights Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. [20]

10.20	Termination and Transition Services Agreement dated May 25, 2018 by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals, Inc. [2][1]

10.21**	Amendment to Asset Purchase, Supply and Support Agreement dated August 3, 2018 [22]

10.22 **	Distribution and Sublicense Agreement dated February 1, 2016 as amended by agreement dated August 2, 2018 between Titan Pharmaceuticals, Inc. and Knight Therapeutics Inc.

10.23	Amendment to lease for Registrant’s facilities dated March 21, 2016

10.24	Amendment to Employment Agreement with Sunil Bhonsle dated August 9, 2018

10.25	Amendment to Employment Agreement with Marc Rubin dated August 9, 2018

14.1	Code of Business Conduct and Ethics [13]

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extensionalculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy ExtensionPresentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-21126).
(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(5)	Incorporated by reference from the Registrant’s Registration Statement on Form 10.
(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 10, 2012.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on February 28, 2013.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 29, 2013.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 5, 2013.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated November 13, 2013.
(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.
(13)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A dated September 30, 2014.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 28, 2015.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 3, 2016.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 1, 2016.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated October 3, 2016.
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 27, 2017.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated February 7, 2018.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated March 26, 2018.
(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 30, 2018.

(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 3, 2018.

*	Confidential treatment has been granted with respect to portions of this exhibit.

**	Confidential treatment has been requested with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: August 14, 2018	By:	/s/ Sunil Bhonsle
	Name:	Sunil Bhonsle
	Title:	President and Chief Executive Officer (Principal Executive and Principal Financial Officer)

