Form 10-Q
period 2018-09-30
TITAN PHARMACEUTICALS INC
filed 2018-11-14
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒
Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2018
Common Stock, Par value $0.001	77,974,644

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2018	December 31, 2017
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$8,427	$7,522
Restricted cash	361	361
Receivables	682	65
Inventory	1,293	—
Contract assets	195	—
Prepaid expenses and other current assets	567	362
Total current assets	11,525	8,310
Property and equipment, net	329	595
Total assets	$11,854	$8,905

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$686	$821
Accrued clinical trials expenses	453	289
Other accrued liabilities	437	354
Deferred revenue	626	—
Current portion of long-term debt	—	3,000
Total current liabilities	2,202	4,464
Long-term debt, net of discount	4,146	3,584
Derivative liability	17	—
Total liabilities	6,365	8,048

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 125,000,000 shares authorized, 39,367,744, and 21,203,744 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively.	39	21
Additional paid-in capital	334,525	324,107
Accumulated deficit	(329,075)	(323,271)
Total stockholders’ equity	5,489	857
Total liabilities and stockholders’ equity	$11,854	$8,905

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amount)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
License revenue	$1,406	$40	$5,063	$157
Product revenue	244	—	318	—
Total revenue	1,650	40	5,381	157
Operating expenses:
Cost of goods sold	178	—	248	—
Research and development	1,910	2,714	5,623	7,341
General and administrative	1,514	1,396	4,508	3,944
Total operating expenses	3,602	4,110	10,379	11,285
Loss from operations	(1,952)	(4,070)	(4,998)	(11,128)
Other expense:
Other expense, net	(234)	(123)	(662)	(133)
Non-cash gain on changes in fair value	141	2	141	614
Other income (expense), net	(93)	(121)	(521)	481
Net loss and comprehensive loss	(2,045)	$(4,191)	$(5,519)	$(10,647)
Deemed dividend on trigger of down round provision	(285)	—	(285)	—
Net loss attributable to common stockholders	$(2,330)	$(4,191)	$(5,804)	$(10,647)
Basic net loss per common share	$(0.11)	$(0.20)	$(0.27)	$(0.50)
Diluted net loss per common share	$(0.11)	$(0.20)	$(0.28)	$(0.53)
Weighted average shares used in computing basic net loss per common share	21,902	21,204	21,439	21,202
Weighted average shares used in computing diluted net loss per common share	21,902	21,204	21,439	21,222

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,519)	$(10,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain on inventory received from termination of license agreement	(1,293)	—
Depreciation and amortization	337	308
Non-cash interest expense	331	—
Non-cash gain on changes in fair value of warrants	—	(614)
Non-cash gain on changes in fair value of derivatives	(141)	—
Stock-based compensation	1,222	1,207
Changes in operating assets and liabilities:
Receivables	(617)	3,496
Contract assets	24	—
Prepaid expenses and other assets	(205)	(40)
Accounts payable and other accrued liabilities	112	(2,885)
Deferred revenue	626	—
Net cash used in operating activities	(5,123)	(9,175)

Cash flows from investing activities:
Purchases of furniture and equipment	(71)	(155)
Net cash used in investing activities	(71)	(155)

Cash flows from financing activities:
Sale of common & preferred stock	8,408	—
Issuance of warrants	51	287
Proceeds from long-term debt	640	6,725
Payments on long-term debt	(3,000)	—
Net cash provided by financing activities	6,099	7,012
Net increase (decrease) in cash, cash equivalents and restricted cash	905	(2,318)
Cash, cash equivalents and restricted cash at beginning of period	7,883	14,006
Cash, cash equivalents and restricted cash at end of period	$8,788	$11,688
Supplemental disclosure of cash flow information
Interest paid	$344	$124
Warrants issued	$6,348	$287
Derivatives issued	$158	$—
Deemed dividend on trigger of down round provision	$285	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed balance sheets that sum to the total of the same such amounts shown in the condensed statement of cash flows (in thousands):

	September 30,
	2018	2017
Cash and cash equivalents	$8,427	$11,688
Restricted cash	361	—
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$8,788	$11,688

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Summary of Significant Accounting Policies

The Company

We are a pharmaceutical company developing therapeutics for the treatment of select chronic diseases utilizing our proprietary long-term drug delivery platform, ProNeura™, and we are currently transitioning to a commercial stage enterprise having re-acquired Probuphine® in May 2018, our first product approved in the U.S. for the maintenance treatment of opioid dependence. We operate in only one business segment, the development and commercialization of pharmaceutical products.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any future interim periods.

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

At September 30, 2018, we had cash and cash equivalents of approximately $8.4 million, which we believe, along with the $4.5 million received from the subsequent exercise of the over-allotment option in connection with our September 2018 public offering (the “Offering”) by Alliance Global Partners (“AGP”) per the terms of the Underwriting Agreement, and the exercise of warrants sold in the Offering (the “Warrants”), are sufficient to fund our planned operations through the third quarter of 2019. Thereafter, we will require additional funds to finance our operations, including the commercialization of Probuphine in the U.S., completion of the Probuphine Phase IV clinical trials mandated by the FDA and advancement of our current ProNeura development programs to later stage clinical studies. Our efforts to obtain additional financing may not be successful.

Going concern assessment

We assess going concern uncertainty in our financial statements to determine if we have sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the financial statements are issued or available to be issued, which is referred to as the “look-forward period” as defined by Accounting Standard Update ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and its ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable those implementations can be achieved and we have the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15.

Based upon the above assessment, we concluded that, at the date of filing the financial statements in this Quarterly Report on Form 10-Q for the months ended September 30, 2018, we did not have sufficient cash to fund our operations for the next 12 months without additional funds and, therefore, there was substantial doubt about our ability to continue as a going concern within 12 months after the date the financial statements were issued.

Revenue Recognition

Beginning January 1, 2018, we have followed the provisions of ASC Topic 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized.

We generate revenue principally from the sale of Probuphine in the U.S., collaborative research and development arrangements, technology licenses and sales, and government grants. Consideration received for revenue arrangements with multiple components is allocated among the separate performance obligations based upon their relative estimated standalone selling price.

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

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU No. 2016-18 is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the Condensed Statements of Cash Flows. The ASU requires that the Condensed Statements of Cash Flows explain the change in total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The ASU also requires a reconciliation between the total of cash, cash equivalents and restricted cash presented on the Condensed Statements of Cash Flows and the cash and cash equivalents balance presented on the Condensed Balance Sheets. We adopted ASU No. 2016-18, and the guidance has been retrospectively applied to all periods presented. The adoption of the guidance did not have an impact on our Condensed Balance Sheets or Statements of Operations and Comprehensive Loss.

In July 2017, the FASB issued a two-part Accounting Standards Update, or ASU, No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception amending guidance in FASB ASC 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We adopted ASU 2017- 11 for the year ended December 31, 2017, and retrospectively applied ASU 2017-11 as required. There was no retrospective impact as a result of the adoption of ASU 2017-11 on the financial statements. See Note 8, “Debt Agreements.”

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; (c) classification on the statement of cash flows; and (d) accounting for forfeitures. We adopted the provisions of ASU 2016-09 in the first quarter of 2017. We have elected to continue to estimate forfeitures based on the estimated number of awards expected to vest. In addition, the adoption of ASU 2016-09 resulted in the recognition of $12.0 million of previously unrecognized excess tax benefits in deferred tax assets, fully offset by a valuation allowance. All tax-related cash flows resulting from stock-based compensation, including the excess tax benefits related to the settlement of stock-based payment awards, are now classified as cash flows from operating activities on our Condensed Statements of Cash Flows.

The adoption of ASU 2016-09 did not have a material impact on our results of operations or financial condition.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements which provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. We are currently in the process of evaluating the transition method. Unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases (i.e. operating and capital leases) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We expect to adopt this standard beginning in 2019 and do not expect that this standard will have a material impact on our condensed statements of operations and comprehensive loss; however, we expect that upon adoption, this standard will impact the carrying value of our assets and liabilities on our condensed balance sheets as a result of the requirement to record right-of-use assets and corresponding lease obligations for current operating leases. We are still evaluating whether there are other existing contracts that may become leases under the new lease standard, and the impact of the adoption of this standard on our condensed financial statements and disclosures. We will continue to monitor additional modifications, clarifications or interpretations undertaken by the FASB that may impact our current conclusions, and will expand our analysis to include any new lease arrangements initiated prior to adoption.

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

We assessed the impact that the adoption of ASC 606 would have on our financial statements by analyzing our current portfolio of customer contracts, including a review of historical accounting policies and practices to identify potential differences in the application of ASC 606. Additionally, we performed a comprehensive review of our current processes and systems to determine and implement changes required to support the adoption of ASC 606 on January 1, 2018.

Subsequent Events

We have evaluated events that have occurred after September 30, 2018 and through the date that the financial statements are issued. See Note 11. “Subsequent Events.”

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

Financial instruments, including receivables, accounts payable and accrued liabilities are carried at cost, which we believe approximates fair value due to the short-term nature of these instruments. Our warrant and derivative liabilities are classified within level 3 of the fair value hierarchy because the value is calculated using significant judgment based on our own assumptions in the valuation of these liabilities.

We recorded no fair value adjustment of the warrant liabilities for the three and nine-month periods ended September 30, 2018. We recorded non-cash gains on decreases in the fair value of approximately $2,000 and $614,000 for the three and nine-month periods ended September 30, 2017, respectively, in our Condensed Statements of Operations and Comprehensive Loss. The underlying warrants expired by their terms on April 18, 2018. See Note 7 “Warrant Liability” for further discussion on the calculation of the fair value of the warrant liability.

We recorded non-cash gains of approximately $141,000 related to decreases in the fair value of our derivative liability for the three and nine-month periods ended September 30, 2018. See Note 6 “Molteni Purchase Agreement” for further discussion on the calculation of the fair value of the derivative liability.

2.	Stock Plans

The following table summarizes the stock-based compensation expense recorded for awards under the stock option plans for the three and nine-month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Research and development	$136	$134	$455	$379
General and administrative	252	270	767	828
Total stock-based compensation expenses	$388	$404	$1,222	$1,207

No tax benefit was recognized related to stock-based compensation expense since we have accumulated operating losses and we have established a full valuation allowance to offset all the potential tax benefits associated with our deferred tax assets.

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the stock-based compensation expense for the three and nine-month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted-average risk-free interest rate	2.9%	2.0%	2.7%	2.1%
Expected dividend payments	—	—	—	—
Expected holding period (years) [1]	6.4	6.6	6.4	6.6
Weighted-average volatility factor [2]	0.91	0.88	0.89	0.88
Estimated forfeiture rates [3]	25%	26%	26%	27%

(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.

(2)	Weighted average volatility is based on the historical volatility of our common stock.

(3)	Estimated forfeiture rates are based on historical data.

No options were granted during the three-month period ended September 30, 2018. Options to purchase approximately 50,000 shares of common stock were granted during the three-month period ended September 30, 2017. Options to purchase approximately 950,000 and 546,000 shares of common stock were granted during the nine-month periods ended September 30, 2018 and 2017, respectively.

The following table summarizes option activity for the nine-month period ended September 30, 2018:

(in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Option Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	2,728	$4.32	5.75	$30
Granted	950	0.97
Exercised	—	—
Expired	(18)	8.36
Cancelled or forfeited	(188)	3.88

Outstanding at September 30, 2018	3,472	$3.40	6.19	$—

Exercisable at September 30, 2018	3,064	$3.65	5.95	$—

No shares of restricted stock were awarded to employees, directors and consultants during the three and nine-month periods ended September 30, 2018 and 2017.

As of September 30, 2018, there was approximately $0.3 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 0.3 years.

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

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per common share for the three and nine-months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Numerator:
Net loss attributable to common stockholders for basic earnings per share	$(2,330)	$(4,191)	$(5,804)	$(10,647)
Less change in fair value of warrant liability	—	(2)	—	(614)
Less change in fair value of derivatives	(141)	—	(141)	—
Net loss used for diluted earnings per share	$(2,471)	$(4,193)	$(5,945)	$(11,261)
Denominator:
Basic weighted-average outstanding common shares	21,902	21,204	21,439	21,202
Effect of dilutive potential common shares resulting from options	—	—	—	1
Effect of dilutive potential common shares resulting from warrants	—	—	—	19
Weighted-average shares outstanding—diluted	21,902	21,204	21,439	21,222
Net loss per common share:
Basic	$(0.11)	$(0.20)	$(0.27)	$(0.50)
Diluted	$(0.11)	$(0.20)	$(0.28)	$(0.53)

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect for the three and nine-months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Weighted-average anti-dilutive common shares resulting from options	3,531	2,380	3,396	2,340
Weighted-average anti-dilutive common shares resulting from warrants	1,461	2,607	1,618	941
	4,992	4,987	5,014	3,281

4.	Comprehensive Loss

Comprehensive loss for the periods presented is comprised solely of our net loss. We had no items of other comprehensive loss during the three and nine-month periods ended September 30, 2018 and 2017. Comprehensive loss for the three and nine-month periods ended September 30, 2018 was approximately $2.0 million and $5.5 million, respectively. Comprehensive loss for the three and nine-month periods ended September 30, 2017 was approximately $4.2 million and $10.6 million, respectively.

5.	Braeburn License

Until its termination in May 2018, we were party to a license agreement (as amended, the “License Agreement”) pursuant to which we had granted Braeburn Pharmaceuticals, Inc. (“Braeburn”) the exclusive commercialization rights to Probuphine in the United States and its territories and Canada. Under the License Agreement, we received certain milestone payments, as well as royalties on net sales of Probuphine. Upon receipt of U.S. Food and Drug Administration (“FDA”) approval, our obligation was fulfilled and we recognized as revenue the full amount of the milestone payment. In addition, we were entitled to receive a low single digit royalty on sales by Braeburn of other competing continuous delivery treatments for opioid dependence as defined in the License Agreement. The License Agreement provided for us to be reimbursed by Braeburn for any development services and activities undertaken at Braeburn’s request. Under ASC 606, there was no change in the amount or timing of revenue recognized under the License Agreement. In February 2016, Braeburn sublicensed rights to develop and commercialize Probuphine in Canada to Knight Therapeutics, Inc. (“Knight”).

On May 25, 2018, we entered into a Termination and Transition Services Agreement (the “Transition Agreement”) with Braeburn pursuant to which we regained all rights to the commercialization and clinical development of Probuphine in the United States and Canada. Braeburn paid us $1.0 million, transferred inventory to us with a value of approximately $1.1 million and agreed to provide support services through December 28, 2018. In addition, the Transition Agreement provided for the immediate transfer to us of all regulatory documentation and development data related to Probuphine. The estimated fair value of the inventory received was determined using available inputs such as existing supply agreements, prior selling prices and remaining life to expiration. We recognized approximately $2.1 million of license related revenue related to this transaction during the three month period ended June 30, 2018. The sublicense to Knight was assigned to Titan as part of the Transition Agreement.

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

We concluded that the performance obligations identified in the Purchase Agreement included the transfer of the intellectual property and our efforts towards the approval by the EMA and other regulatory bodies. The initial closing payment was allocated between the property transfer and our EMA efforts as set forth below.

We used the expected cost-plus approach to estimate the standalone selling price of approximately $1.4 million related to our efforts towards the approval by the EMA and other regulatory bodies. This includes employee related expenses as well as other manufacturing, regulatory and clinical costs which will be incurred as part of our efforts. At the time of the agreement, we believe that the services would be at a consistent rate and would be substantially complete as of December 31, 2018. As such, we recognized the revenue ratably at an amount equal to approximately $157,000 per month through June 30, 2018. We currently estimate that the services will likely extend until March 31, 2019 and we will recognize the revenue ratably at an amount equal to approximately $104,000 per month over the period from July 1, 2018 through March 31, 2019. If the facts and circumstances change, we will reassess these assumptions. The costs associated with these services will be expensed over the same period.

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

The Purchase Agreement provides that we will supply Molteni with semi-finished product (i.e., the implant, the applicator and related technology) on an exclusive basis at a fixed price through December 31, 2019, with subsequent price increases not to exceed annual cost increases to us for the active pharmaceutical ingredient and under our current manufacturing agreement. Revenue will be recognized when the semi-finished product has been transferred to Molteni.

Molteni will be prohibited from marketing a Competitor Product (as defined in the Purchase Agreement) in the Molteni Territory for the five year period following approval of the MAA. Thereafter, Molteni will be required to pay us a low single digit royalty on net sales of any Competitor Product.

The following table presents changes in contract assets and liabilities during the nine months ended September 30, 2018:

(in thousands)	Beginning Balance	Additions	Deductions	Ending Balance
Nine months ended September 30, 2018
Contract assets	$—	$291	$(96)	$195
Contract liabilities:
Deferred revenue	$—	$2,448	$(1,822)	$626

On August 3, 2018, we entered into an amendment (the “Amendment”) to the Purchase Agreement with Molteni. Under the Amendment, Molteni made an immediate payment to us of €950,000 (approximately $1.1 million) and committed to make a convertible loan to us of €550,000 (approximately $0.6 million) provided we have submitted our response to the 120-day letter from the EMA on or prior to September 14, 2018 in accordance with the Amendment, both in exchange for the elimination of an aggregate of €2.0 million (approximately $2.3 million) of regulatory milestones provided for in the Purchase Agreement that are potentially payable in 2019, at the earliest. The loan (the “Convertible Loan”) was made on September 18, 2018 and will convert automatically into shares of our common stock upon the issuance by the EMA of marketing approval for Probuphine at a conversion price per share equal to the lower of (i) the closing price on the loan funding date and (ii) the closing price on the conversion date. In the event the EMA has not granted marketing approval by December 31, 2019, the Convertible Loan will become due and payable, together with accrued interest at the rate of one-month LIBOR (to the extent in excess of 1.10%) plus 9.50% per annum. We concluded that the approximately $1.1 million immediate payment by Molteni reflected a milestone payment with no additional obligations to us and therefore was recognized as revenue during the three month period ended September 30, 2018. Due to the conversion provision of the Convertible Loan, ASC 815, Derivatives and Hedging required that we classify this as an embedded derivative and changes in the fair value were recorded in the Condensed Statements of Operations and Comprehensive Loss. The Convertible Loan contains other covenants and events of default substantially consistent with the Restated Loan Agreement described in Note 8. “Debt Agreements.”

The key assumptions used to value the Convertible Loan embedded derivative were as follows:

Assumption
Date of issuance	September 18, 2018
Expected price volatility	87%
Expected term (in years)	0.75
Risk-free interest rate	2.32%
Dividend yield	0.00%
Fair value of conversion provision	$158,530

Assumption
Valuation date	September 30, 2018
Expected price volatility	120%
Expected term (in years)	0.75
Risk-free interest rate	2.32%
Dividend yield	0.00%
Fair value of conversion provision	$17,245

7.	Warrant Liability

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

In connection with the Original Loan Agreement, we issued Horizon seven-year warrants to purchase an aggregate of $550,000 of our common stock at a per share exercise price equal to the lower of (i) $1.96 or (ii) the price per share of any securities that may be issued by us in an equity financing during the 18 months following the agreement date (“Horizon Warrants”). We agreed to file a registration statement covering the resale of the shares underlying the Horizon Warrants. In accordance with ASC 480, Distinguishing Liabilities from Equity, as amended by ASU, No. 2017-11, which we early adopted during 2017, the Horizon Warrants have been classified as equity and their fair value at the time of issuance was determined using a Lattice valuation model and was recorded in the Condensed Balance Sheet as a discount to the debt obligation.

The key assumptions used to value the Horizon Warrants were as follows:

Assumption
Date of issuance	July 27, 2017
Expected price volatility	47%
Expected term (in years)	7.00
Risk-free interest rate	2.12%
Dividend yield	0.00%
Weighted-average fair value of warrants	$1.02

In connection with the closing of the Offering on September 25, 2018, the Horizon Warrants became exercisable to purchase an aggregate of 2,200,000 shares of common stock at an exercise price of $0.25 per share.

In accordance with the guidance in ASU 2017-11, we recognized the effect of triggering the down round feature as a dividend in our Condensed Balance Sheets at September 30, 2018 and as an addition to net loss attributable to common stockholders and in our calculation of basic and fully diluted earnings per share in our Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2018. We calculated the dividend of approximately $0.3 million resulting from the trigger of the down round provision on September 25, 2018 using the Black Scholes Option Pricing Model and the assumptions indicated in the table below:

Assumption	Pre-reset	Post-reset
Exercise price per share	$1.96	$0.25
Expected price volatility	71%	71%
Expected term (in years)	5.84	5.84
Risk-free interest rate	3.02%	3.02%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.05	$0.14

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

In connection with the Restated Loan Agreement, we issued Horizon seven-year warrants to purchase 40,000 shares of our common stock at an exercise price of $1.20 per share. The new Horizon warrants have been classified as equity and their fair value at the time of issuance was determined using a Black Scholes valuation model and was recorded in the Condensed Balance Sheets as a discount to the debt obligation.

The key assumptions used to value the new Horizon warrants were as follows:

Assumption
Date of issuance	March 21, 2018
Expected price volatility	86%
Expected term (in years)	7.00
Risk-free interest rate	2.82%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.81

9.	Rights Agreement

In consideration of Molteni’s entry into the Restated Loan Agreement and the Purchase Agreement, on March 21, 2018, we entered into an agreement (as amended in May 2018, the “Rights Agreement”) with Molteni pursuant to which we agreed to (i) issue Molteni seven-year warrants to purchase 540,000 shares of our common stock at an exercise price of $1.20 per share (the “Molteni Warrants”), (ii) provide Molteni customary demand and piggy-back registration rights with respect to the shares of common stock issuable upon conversion of its loan and exercise of the Molteni Warrants, (iii) appoint one member of our board of directors following conversion of its loan to equity and (iv) provide board observer rights to Molteni if it has not designated a board nominee as well as certain information rights. The board designation, observer and information rights will terminate at such time as Molteni ceases to beneficially own at least one percent of our outstanding capital stock (inclusive of the shares issuable upon conversion of debt under the Restated Loan Agreement and exercise of the Molteni Warrants). The Molteni Warrants have been classified as equity and their fair value at the time of issuance was determined using a Black Scholes valuation model. The amount was allocated equally between the Restated Loan Agreement and the Purchase Agreement and was recorded in the Condensed Balance Sheets as a discount to the debt obligation and a contract asset, respectively.

The key assumptions used to value the Molteni Warrants were as follows:

Assumption
Date of issuance	March 21, 2018
Expected price volatility	86%
Expected term (in years)	7.00
Risk-free interest rate	2.82%
Dividend yield	0.00%
Weighted-average fair value of warrants	$0.81

10.	Stockholder’s Equity

On September 20, 2018, we entered into an underwriting agreement (the “Underwriting Agreement”) with A.G.P./Alliance Global Partners, as representative (the “Representative”) of the underwriters (the “Underwriters”) pursuant to which we sold to the Underwriters in the Offering an aggregate of (i) 5,100,000 Class A Units at a public offering price of $0.25 per unit, with each unit consisting of one share of common stock and a Warrant to purchase one share of common stock, and (ii) 8,225 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series A Convertible Preferred Stock (the “Preferred Shares”) and Warrants to purchase 4,000 shares of common stock. The Warrants have an exercise price of $0.25 and will expire five years from the date of issuance. The Preferred Shares, which are convertible into an aggregate of 32,900,000 shares of common stock, include a beneficial ownership blocker but have no dividend rights (except to the extent that dividends are also paid on the common stock), liquidation preference or other preferences over common stock, and have no voting rights.

In addition, the Underwriters were granted an option for a period of 45 days to purchase up to an additional 5,700,000 shares of common stock and/or additional Warrants to purchase up to 5,700,000 shares of common stock.

We also agreed to issue to the Representative and its designees warrants to purchase an aggregate of 1,520,000 shares of Common Stock at an exercise price of $0.28 per share.

The Offering closed on September 25, 2018. At the closing, the Underwriters exercised their option to purchase 5,700,000 additional Warrants at a price of $0.01 per warrant.

Between the closing and September 30, 2018, we issued an aggregate of 13,064,000 shares of common stock upon the conversion of Preferred Shares.

11.	Subsequent Events

Over-Allotment Option Exercise

On October 3, 2018, we completed the sale of 3,800,000 shares of common stock at a purchase price of $.24 per share in connection with the exercise of the over-allotment option by the Underwriters.

On October 22, 2018, we completed the sale of 1,900,000 shares of common stock at a purchase price of $.24 per share in connection with the final exercise of the Underwriter’s over-allotment option.

From October 1, 2018 through November 9, 2018, Warrants to purchase an aggregate of 13,070,900 shares of common stock were exercised, resulting in proceeds to us of approximately $3.3 million. On November 9, 2018, there were 30,629,100 Warrants outstanding.

In October 2018, an additional 19,836,000 shares of common stock were issued upon the conversion of Preferred Shares. There are no remaining Preferred Shares outstanding.

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

Overview

We are a pharmaceutical company developing therapeutics for the treatment of select chronic diseases utilizing our proprietary long-term drug delivery platform, ProNeura™, and we are currently transitioning to a commercial stage enterprise having reacquired Probuphine® in May 2018, our first product approved in the U.S. for the maintenance treatment of opioid dependence. Products utilizing the ProNeura technology are typically capable of providing long term continuous delivery of a drug and maintaining a stable blood level that could potentially provide an efficacy and/or safety benefit.

Probuphine, our first product candidate based on our proprietary ProNeura™ platform, is a subdermal implant that provides continuous delivery of buprenorphine for six months. Probuphine was approved by the FDA in May 2016 for the maintenance treatment of opioid dependence in patients who are stable on low to moderate doses of daily sublingual buprenorphine treatment. In December 2012, we licensed development and commercialization rights of Probuphine for the U.S. and Canadian markets to Braeburn and following FDA approval Braeburn commenced necessary activities to commercialize the product, subsequently announcing a full launch at the beginning of 2017. In early 2018, Braeburn substantially reduced its field sales force and medical liaison personnel following its receipt of a complete response letter from the FDA for its weekly and monthly depot injection products. Anticipating a negative impact on Probuphine sales in the U.S., we began discussing with Braeburn terms for the return of the Probuphine U.S. commercialization rights to Titan. On May 25, 2018, we entered into an agreement with Braeburn under which we received a $1.0 million payment from Braeburn and Braeburn’s undertaking to provide transition services through 2018 to assist with commercialization activities and help maintain continuity in product supply for patients and their physicians. As part of this transaction, the sublicense agreement with Knight for the Canadian territory was assigned to Titan. In April 2018, Knight announced that it had received regulatory approval from Health Canada to commercialize the product for the maintenance treatment of stable patients with opioid use disorder and Knight commenced commercial launch at the end of October 2018.

Since reacquiring the rights, we have begun implementation of a strategy to relaunch Probuphine to targeted market segments that we believe are best suited to benefit from this product. During the three months ended September 30, 2018, we began transitioning all the Probuphine commercialization activities from Braeburn to Titan, including the supply chain and logistics functions, as well as the Medical Affairs and Risk Evaluation Mitigation Strategy, or REMS, training and reporting activities. During this transition, we have identified key areas of improvement which may allow better service for the health care provider and the patient in the long term, while continuing to supply Probuphine to prescribing health care providers.

We are pursuing a targeted market strategy that focuses on establishing inroads into select market segments where Probuphine can provide meaningful benefit for the patient, allowing for sustained market penetration and sales growth. With the proceeds from the Offering, we have commenced building our commercial infrastructure, including a small sales, marketing and medical liaison team, which will enable us to transition to a commercial enterprise during the fourth quarter of 2018 and help position Probuphine as a specialty product for the maintenance treatment of opioid use disorder, or OUD. This team will focus initially on the following key market segment:

•	High Probuphine-prescribing physicians with long-term recovery oriented treatment programs. There are a substantial number of certified physicians who are currently treating OUD, with Probuphine, all of whom are identified in our data base. Our plan in the short term is to focus on the top tier of prescribers to facilitate the growth of their businesses through increased utilization of Probuphine. In addition, our medical access specialists will provide resources to help lessen the complexity of the supply chain and reimbursement process. In the longer term, some top tier Probuphine providers will also engage in investigator sponsored research which can generate new and clinically meaningful data, some of which will help us assess the potential for label expansion.

We will also begin laying the groundwork in the following three market segments, with the goal of expanding these activities assuming success with our initial marketing efforts and our ability to obtain sufficient resources:

•	Residential treatment facilities. Historically, these facilities have mostly relied on 12-step programs with the goal of complete and sustained abstinence while avoiding any medication assisted treatment, or MAT. However, the success of such programs has not withstood scrutiny, as it has been increasingly recognized that a very high percentage of patients with opiate addiction ultimately relapse. Consequently, the use of MAT as part of the management of OUD has been increasing, and is expected to rise substantially in the near term. Our plan is to establish alliances with a few large programs.

•	Criminal justice system. In recent years there has been increasing recognition that the rate of recidivism among inmates with opiate addiction is very high. In addition, the incidence of overdose and death is high for recently released inmates who have “detoxed” while incarcerated (often through abrupt withdrawal or “cold turkey”). Early data suggests the use of MAT in this population can decrease recidivism and the incidence of overdose deaths. Our plan is to initially establish pilot projects with a few select criminal justice programs, such as the one we recently initiated in the State of Nevada, with the goal of generating meaningful data that potentially supports the use of Probuphine in this setting.

•	Academic institutions with addiction treatment and training programs. We plan to form alliances with institutions that already have the necessary trained personnel and equipment for doing small procedures, and facilitate the introduction and/or increased use of Probuphine for appropriate patients. This will also serve to introduce Probuphine to the next generation of addiction specialists. In the longer term, we expect that key opinion leaders, or KOLs, at some of these sites will initiate investigator sponsored studies which can generate clinically meaningful data while helping us assess the potential for label expansion.

We expect that demonstration of early success in these market segments will serve to increase partnering opportunities, which will then help sustain and accelerate future growth of Probuphine.

Upon reacquiring Probuphine, we became responsible for the conduct of three Phase 4 clinical studies that were requested by the FDA as part of the approval of Probuphine. The clinical studies are as follows:

•	A study to evaluate the pharmacokinetics, safety and tolerability of implantation of Probuphine in a previously used site or at alternate body sites in adults with OUD;

•	A prospective descriptive observational cohort study of insertion, localization, and removal related serious adverse events associated with use of Probuphine; and

•	A tQT study of Probuphine to be conducted in collaboration with other companies that market buprenorphine products for treatment of OUD

We have been in discussion with the FDA to finalize the study protocols and expect to commence these studies next year.

On March 21, 2018, we entered into the Purchase Agreement with Molteni pursuant to which Molteni acquired the European intellectual property related to Probuphine and exclusive right to commercialize the Titan supplied product in the Molteni Territory in exchange for upfront, milestone and earn-out payments for up to 15 years on net sales of Probuphine. We are working with Molteni in connection with the MAA currently under review by the EMA with the goal of receiving approval to commercialize Probuphine in the EU in the first half of 2019. Molteni has further supported us during the third quarter by providing approximately $1.7 million in funds as a prepayment of certain future milestones (see Note 6 to the Financial Statements).

We believe that our ProNeura long term drug delivery platform has the potential to be used in the treatment of other chronic conditions where maintaining stable, around the clock blood levels of a medication may benefit the patient and improve medical outcomes. Our long-term goal is to expand our product pipeline using the ProNeura implant platform, and, depending on available funds, we have been opportunistically evaluating other drugs and disease settings for use with the ProNeura platform in potential treatment applications where conventional treatment is limited by variability in blood drug levels and poor patient compliance. The pursuit of any of these programs in the short-term will depend on our ability to obtain the necessary funding through either government grants or third party collaborations. In September 2018, we announced the receipt of a two year grant of approximately $6.7 million from the National Institutes of Health’s National Institute on Drug Abuse (“NIDA”) for the development of a ProNeura™ based six-month implantable formulation of Nalmefene, an opioid antagonist, intended for the prevention of relapse to opioid addiction, following opioid detoxification. The NIDA grant provides approximately $2.7 million for the project through August 31, 2019 with the balance to be funded over the subsequent year, subject to satisfactory project progress, fund availability and certain other conditions including company matching funds (50% of grant) as required by recently enacted regulation. We have commenced work on this project, and if successfully completed it will provide the necessary information for an Investigational New Drug, or IND, application to the FDA.

We operate in only one business segment, the development and commercialization of pharmaceutical products.

Recent Accounting Pronouncements

See Note 1 to the accompanying unaudited condensed financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

Results of Operations for the Three and Nine-Months Ended September 30, 2018 and September 30, 2017

License revenues were approximately $1.4 million and $5.1 for the three and nine-month periods ended September 30, 2018, respectively.  Revenues for the three-month period ended September 30, 2018 period reflect approximately $0.3 million related to the amortization of deferred revenue related to the sale to Molteni of the European intellectual property rights to our Probuphine product and approximately $1.1 million related to the amendment to our Purchase Agreement with Molteni in August 2018. Revenues for the nine-month period ended September 30, 2018 period reflect approximately $1.8 million related to the up-front payment and amortization of deferred revenue related to the sale to Molteni of the European intellectual property rights to our Probuphine product, approximately $1.1 million related to the amendment to our Purchase Agreement with Molteni in August 2018, approximately $2.1 million related to the return of the Braeburn license and approximately $32,000 related to the recognition of royalties earned on net sales of our Probuphine product by Braeburn.  License revenues of approximately $40,000 and $157,000 for the three and nine-month periods ended September 30, 2017 primarily reflect the recognition of the royalties earned on net sales of our Probuphine product by Braeburn.

Product revenues for the three and nine-month periods ended September 30, 2018 were approximately $244,000 and $318,000, respectively. Product revenues reflect net revenues generated from sales of our Probuphine product by us after reacquiring the product in May, 2018.

Research and development expenses for the three-month period ended September 30, 2018 were approximately $1.9 million, compared to approximately $2.7 million for the comparable period in 2017, a decrease of approximately $0.8 million, or 30%. The decrease in research and development costs was primarily associated with decreases in external research and development expenses related to the support of the ropinirole implant program and some expenses on other ProNeura product development programs, employee related expenses and other research and development expenses. Research and development expenses for the nine-month period ended September 30, 2018 were approximately $5.6 million, compared to approximately $7.3 million for the comparable period in 2017, a decrease of approximately $1.7 million, or 23%. The decrease in research and development costs was primarily associated with decreases in external research and development expenses related to the support of the ropinirole implant program and limited expenses on other ProNeura product development programs, employee related expenses and other research and development expenses. During the three and nine-month periods ended September 30, 2018, external research and development expenses relating to our product development programs were approximately $1.0 million and $2.7 million, respectively, compared to approximately $1.8 million and $4.3 million, respectively, for the comparable periods in 2017. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our research and development programs or the timing of material cash inflows, if any, from our product candidates.

General and administrative expenses for the three-month periods ended September 30, 2018 and 2017 were approximately $1.5 million, compared to approximately $1.4 million for the comparable period in 2017, an increase of approximately $0.1 million, or 7%. General and administrative expenses for the nine-month period ended September 30, 2018 were approximately $4.5 million, compared to approximately $3.9 million for the comparable period in 2017, an increase of approximately $0.6 million, or 15%. The increase in general and administrative expenses during the nine-month period ended September 30, 2018 was primarily related to increases in legal and professional fees of approximately $0.5 million and facilities and depreciation of approximately $0.1 million.

Net other expense for the three and nine-month periods ended September 30, 2018 was approximately $0.1 million and $0.5 million, respectively. Net other expense consisted primarily of interest expense which was partially offset by approximately $0.1 million related to non-cash gains on changes in the fair value of derivatives. Net other expense for the three-month period ended September 30, 2017 was approximately $0.1 million. Net other expense consisted primarily of interest expense related to our outstanding secured loan. Net other income for the nine-month period ended September 30, 2017 was approximately $0.5 million. Net other income consisted primarily of non-cash gains on changes in the fair value of warrants of approximately $0.6 million which was partially offset by interest expense related to the loan of approximately $0.1 million.

Our net loss for the three-month period ended September 30, 2018 was approximately $2.0 million, or approximately $0.11 per share, compared to our net loss of approximately $4.2 million, or approximately $0.20 per share, for the comparable period in 2017. Our net loss for the nine-month period ended September 30, 2018 was approximately $5.5 million, or approximately $0.27 per share, compared to our net loss of approximately $10.6 million, or approximately $0.50 per share, for the comparable period in 2017. Our net loss per share for the three and nine month periods ended September 30, 2018 includes a deemed dividend of approximately $0.3 million.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of debt and equity securities, as well as with proceeds from Warrant and option exercises, technology licensing, collaborative agreements and government-sponsored research grants. At September 30, 2018, we had working capital of approximately $9.3 million compared to working capital of approximately $3.8 million at December 31, 2017.

Our operating activities used approximately $5.1 million during the nine months ended September 30, 2018. This consisted primarily of the net loss for the period of approximately $5.5 million, approximately $1.3 million related to a non-cash gain on inventory received from the Transition Agreement and approximately $0.1 million related to net changes in other operating assets and liabilities. This was offset, in part, by non-cash charges of approximately $1.2 million related to stock-based compensation, approximately $0.3 million related to depreciation and amortization, approximately $0.3 million related to non-cash interest expense and approximately $0.1 million related to non-cash gains on changes in the fair value of derivatives. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses.

Our investing activities used approximately $71,000 during the nine months ended September 30, 2018, which was primarily related to purchases of equipment.

Our financing activities provided approximately $6.1 million during the nine months ended September 30, 2018, which consisted of approximately $8.5 million related to net proceeds from the Offering and approximately $0.6 million from the issuance of debt. This was offset in part by $3.0 million related to the repayment of debt.

In May 2018, we entered into the Transition Agreement pursuant to which we regained all Probuphine commercialization and clinical development rights we had granted to Braeburn. Braeburn paid us $1.0 million and transferred inventory to us with a value of approximately $1.1 million.

In August 2018, we amended the Purchase Agreement to eliminate an aggregate of €2,000,000 of future regulatory milestones in exchange for which Molteni made an immediate payment to us of €950,000 (approximately $1.1 million) and a Convertible Loan to us of €550,000 (approximately $0.6 million) on September 18, 2018 following the submission of our response to the 120-day letter from the European Medicines Agency (“EMA”) before September 14, 2018.

In September 2018, we completed the Offering which provided net proceeds of approximately $8.5 million.

At September 30, 2018, we had restricted cash of approximately $0.4 million. This represents a cash security deposit for an outstanding letter of credit established to fund upcoming EMA filing fees.

At September 30, 2018, we had cash and cash equivalents of approximately $8.4 million.

In October, the Underwriters exercised their remaining over-allotment option to purchase an aggregate of 5,700,000 shares of common stock, resulting in net proceeds to us of approximately $1.3 million.

Between October 1, 2018 and November 9, 2018, investors in the Offering exercised their Warrants for an aggregate of 13,070,900 shares of common stock, resulting in proceeds to us of approximately $3.3 million.

We believe our cash and cash equivalents at September 30, 2018, together with the proceeds from the over-allotment option and Warrant exercises will be sufficient to fund our planned operations through the third quarter of 2019.

We will require additional funds to finance our operations, including the commercialization of Probuphine in the U.S., completion of the Probuphine Phase IV clinical trials mandated by the FDA and advancement of our current ProNeura development programs to later stage clinical studies. Our efforts to obtain financing in the future may not be successful.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 have not changed materially.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our President and Chief Executive Officer, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2018, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, Titan’s internal control over financial reporting.

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

We are solely reliant on the efforts of third parties to commercialize Probuphine outside of the United States.

Our ability to generate revenues from the sale of Probuphine in the European Union and the rest of the Molteni Territory, assuming regulatory approval is ultimately obtained, will be wholly dependent on Molteni’s ability to successfully launch and commercialize the product in the Molteni Territory. We are similarly dependent on the efforts of Knight with respect to product launch and commercialization in Canada. We do not have control over the amount and timing of resources that Molteni will dedicate to these efforts. We will be similarly dependent on the development, regulatory and marketing efforts of third parties with respect to revenues, if any, from sales of Probuphine in additional territories.

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

We will seek to raise additional funds, and may finance acquisitions or develop strategic relationships by issuing securities that would dilute your ownership. Depending on the terms available to us, if these activities result in significant dilution, it may negatively impact the trading price of our shares of common stock.

We have financed our operations, and we expect to continue to finance our operations, acquisitions, if any, and the development of strategic relationships by issuing equity and/or convertible securities, which could significantly reduce the percentage ownership of our existing stockholders. Following this offering, raising sufficient capital will likely require an amendment to our certificate of incorporation to either effect a reverse stock split or increase our authorized capital, which will require the affirmative vote of holders of a majority of our then outstanding common stock. Further, any additional financing that we secure, including any debt financing, may require the granting of rights, preferences or privileges senior to, or pari passu, with those of our common stock. Any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our shares of common stock. The holders of any securities or instruments we may issue may have rights superior to the rights of our common stockholders. If we experience dilution from the issuance of additional securities and we grant superior rights to new securities over common stockholders, it may negatively impact the trading price of our shares of common stock and you may lose all or part of your investment.

Item 6. Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement between Titan Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners(25)
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended(5)
3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation dated September 24, 2015(14)
3.2	By-laws of the Registrant(1)
3.3	Certificate of Designation of Series A Convertible Preferred Stock(25)
4.1	Form of 2014 Class A Warrant(13)
4.3	Form of 2014 Underwriter Warrant(13)
4.4	Form of Lender Warrant(18)
4.5	Form of Rights Agreement Warrant(20)
4.6	Warrant Agency Agreement between Titan Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company and Form of Offering Warrant(25)
4.7	Representative’s Purchase Warrant(25)
10.1	2001 Non-Qualified Employee Stock Option Plan(2)
10.2	2002 Stock Option Plan(3)
10.3	Lease for the Registrant’s facilities, amended as of October 1, 2004(4)
10.4	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009(5)
10.5	Amendment to lease for Registrant’s facilities dated June 15, 2010(6)
10.6±	License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl, dated December 14, 2012(8)
10.7	Amendment dated May 28, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl(9)
10.8	Second Amendment dated July 2, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl(10)
10.9	Third Amendment dated November 12, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl(15)
10.10	Titan Pharmaceuticals, Inc. 2014 Incentive Plan(12)
10.11	Titan Pharmaceuticals, Inc. Second Amended and Restated 2015 Omnibus Equity Incentive Plan(22)
10.12	Controlled Equity OfferingSM Sales Agreement, dated September 1, 2016, between Titan Pharmaceuticals, Inc. and Cantor Fitzgerald & Co.(16)
10.13	Employment Agreement between Titan Pharmaceuticals, Inc. and Titan Pharmaceuticals, Inc. and Sunil Bhonsle(17)
10.14	Employment Agreement between Titan Pharmaceuticals, Inc. and Titan Pharmaceuticals, Inc. and Marc Rubin(17)
10.15	Venture Loan and Security Agreement, dated July 27, 2017, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation(18)
10.16	Amendment of Venture Loan and Security Agreement, dated February 2, 2018, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation(19)
10.17	Amended and Restated Venture Loan and Security Agreement, dated March 21, 2018, by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A.(20)
10.18±	Asset Purchase, Supply and Support Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A.(20)
10.19	Rights Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A.(20)
10.20±	Termination and Transition Services Agreement dated May 25, 2018 by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals, Inc.(21)

Exhibit No.	Description

10.21±	Amendment to Asset Purchase, Supply and Support Agreement dated August 3, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A(22)
10.22±	Distribution and Sublicense Agreement dated February 1, 2016 as amended by agreement dated August 2, 2018 between Titan Pharmaceuticals, Inc. and Knight Therapeutics Inc.(23)
10.23	Amendment to lease for Registrant’s facility dated March 21, 2016(23)
10.24	Amendment to Employment Agreement with Sunil Bhonsle dated August 9, 2018(23)
10.25	Amendment to Employment Agreement with Marc Rubin dated August 9, 2018(23)
10.26	Unsecured Convertible Loan Agreement dated September 18, 2018(24)
14.1	Code of Business Conduct and Ethics(13)

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

±	Confidential treatment has been granted as to certain portions of this exhibit.
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-21126).
(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(5)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 filed on January 14, 2010.
(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 10, 2012.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on February 28, 2013.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 29, 2013.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 5, 2013.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 13, 2013.
(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.
(13)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A dated September 30, 2014.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 28, 2015.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 3, 2016.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 1, 2016.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 3, 2016.
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 27, 2017.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 7, 2018.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 26, 2018.
(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 30, 2018.
(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 3, 2018.
(23)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018.
(24)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 20, 2018.
(25)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 25, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: November 14, 2018	By:	/s/ Sunil Bhonsle
	Name:	Sunil Bhonsle
	Title:	President and Chief Executive Officer (Principal Executive and Principal Financial Officer)

