Form 10-K
period 2018-12-31
TITAN PHARMACEUTICALS INC
filed 2019-04-01
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing price on June 29, 2018 was approximately $22.6 million.

As of March 25, 2019, 13,413,628 shares of common stock, $0.001 par value, of the registrant were issued and outstanding.

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

Overview

We are a pharmaceutical company developing therapeutics utilizing our proprietary long-term drug delivery platform, ProNeura, for the treatment of select chronic diseases for which steady state delivery of a drug provides an efficacy and/or safety benefit. We have been transitioning to a commercial stage enterprise since May 25, 2018 when we reacquired Probuphine (buprenorphine) implant, or Probuphine, from our former licensee. Probuphine is the first product based on our ProNeura technology approved in the U.S. and Canada for the maintenance treatment of opioid use disorder, or OUD, in eligible patients. Since the reacquisition, we have been implementing a strategic plan focused on building a new foundation in support of an effective U.S. product relaunch targeting select OUD market segments best suited for Probuphine. Importantly, this included the establishment of a small experienced commercial team and the engagement of new strategic partners to facilitate the product order and distribution process in order to expand patient access to treatment with Probuphine.

ProNeura consists of a small, solid rod made from a mixture of ethylene-vinyl acetate, or EVA, and a drug substance. The resulting product is a solid matrix that is placed subdermally in the inside part of the upper arm in a short physician office-based outpatient procedure, and is removed in a similar manner at the end of the treatment period. The drug substance is released continuously through the process of diffusion-controlled dissolution, resulting in a steady rate of release (generally similar to intravenous administration), thereby avoiding the fluctuating peak and trough levels of oral dosing that often pose problems in many disease settings. We believe that our ProNeura long term drug delivery platform has the potential to be used in the treatment of other chronic conditions where maintaining stable, around the clock blood levels of a medication may benefit the patient and improve medical outcomes. While our primary focus is on the commercialization of Probuphine, we are also engaged in research and development efforts on a product pipeline based on this platform technology.

Probuphine

Probuphine, our first marketed product based on our ProNeura drug delivery technology, is a six-month buprenorphine implant for the maintenance treatment of opioid addiction in patients who have achieved and sustained prolonged clinical stability on a dose of up to 8 mg per day of oral buprenorphine, a patient population that represents approximately 25% of oral buprenorphine prescriptions. Treatment with Probuphine requires a healthcare provider to be trained and certified under the Probuphine Risk Evaluation and Mitigation Strategy, or REMS, program to insert a set of four implants (each approximately the size of a one-inch matchstick), sub-dermally in the patient’s upper arm under local anesthetic during a short (about 15 minutes) in-office procedure. After insertion, Probuphine delivers buprenorphine continuously for six months. Thereafter, the implants are removed and can be replaced with a new set of implants in the opposite arm.

The development and commercialization rights to Probuphine for the U.S. and Canada were originally licensed to Braeburn Pharmaceuticals, Inc., or Braeburn, in December 2012 and, following U.S. Food and Drug Administration, or FDA, approval in May 2016, Braeburn commenced a commercial launch during the first quarter of 2017. Progress was slow and we received royalty revenues of approximately $215,000 for the year ended December 31, 2017. In early 2018, Braeburn substantially reduced its field sales force and medical liaison personnel following its receipt of a complete response letter from the FDA for its weekly and monthly depot injection products. Anticipating a negative impact on Probuphine sales in the U.S., we began discussions for the return of the commercialization rights to Titan and on May 25, 2018, we entered into an agreement under which we received a $1 million payment from Braeburn, all of the Probuphine inventory and Braeburn’s undertaking to provide certain transition services through the end of 2018.

During the latter half of 2018, we engaged the services of key consultants with expertise in launching and commercializing specialty pharmaceutical products, such as Probuphine, to fully understand Braeburn’s product launch activities and its subsequent failure in the market. Based on feedback from key opinion leaders and these consultants, we believe that access to care for patients with Probuphine was negatively impacted by issues related to the complexity, timing and amount of reimbursement to patients and their doctors from insurance providers, as well as the restrictive requirements of the REMS program. Notwithstanding the enormity of the opioid addiction epidemic in our country, the hurdles to penetrating the market and growing sales of Probuphine have been considerable. We believe that a more focused commercialization strategy is necessary for success. This includes re-segmenting target customer markets and focusing on the following;

•	high Probuphine-prescribing physicians with long-term recovery oriented treatment programs;

•	residential treatment facilities, Veterans Administration hospitals and clinics that utilize medically assisted treatment, or MAT;

•	academic institutions with addiction residency and fellowship programs; and

•	the criminal justice system.

In addition, it is essential to improve access to reimbursement by third party payors which requires engaging the services of large specialty pharmacy organizations with pre-established relationships with the third-party payor plans. We also believe that Probuphine will benefit from the trend of opioid addiction treatment’s move towards extended release formulations of buprenorphine, such as one month depot injections, the first of which was approved by the FDA at the end of 2017. The availability of one month depot injection formulations should enable clinicians and patients to become accustomed to longer duration procedure-oriented treatments, which in turn may lead to increased use of Probuphine during the maintenance treatment stage.

To implement the Probuphine relaunch, we undertook an equity financing in late September 2018 and engaged Dane Hallberg as our Chief Commercial Officer the following month. By the end of 2018, we had retained a small experienced sales and marketing team and began to address the product supply chain issues, notably the third-party payor pre-approval process and the logistics and distribution system, both of which have negatively impacted the product’s acceptance and uptake. This has included identifying the need for a better centralized logistics service (referred to as a ‘hub’) that can service the combined process of product ordering and pre-approval by payors, as well as the expansion of the specialty pharmacy network to accelerate the pre-approval process and improve product distribution. In March 2019, we engaged the services of AllianceRx Walgreens Specialty Pharmacy, which we expect will help alleviate bottle necks in the third-party payor approval and product shipment process and are seeking to expand this network with a few additional large specialty pharmacies. We have also chosen AppianRx as our new hub which will be operational in early second quarter 2019. We believe that the engagement of AppianRx will lead to significant improvements in the automation and streamlining of the product supply chain process.

We are also committed to commencing two Phase 4 clinical studies with Probuphine during 2019 that were required by the FDA approval letter. One study will provide safety and pharmacokinetic information on both the implantation of Probuphine to a previously used anatomical site, as well as an alternate site, such as the abdomen. The second study is a registration study to evaluate the incidence of implant protrusion, migration and breakage during the treatment with Probuphine. We have been in discussions with the FDA regarding study design and protocol, and expect to commence the first study during the second quarter of 2019.

Probuphine received approval from the Canadian Health Authority in April 2018, and our licensee, Knight Therapeutics, Inc., or Knight, commenced its product launch in late October 2018. Knight is marketing Probuphine as a specialty product that, in addition to the typical benefits, can address some of the key needs in the Canadian market, particularly in providing buprenorphine maintenance treatment to OUD patients in rural communities where access to a clinic for frequent visits to fill prescriptions is not possible.

In March 2018, we entered into a purchase agreement with Molteni Farmaceuticci of Italy, or Molteni, pursuant to which Molteni acquired the European intellectual property related to Probuphine, including the Marketing Authorization Application, or MAA, that had been submitted to the European Medicines Agency, or EMA, in November 2017 and the exclusive right to commercialize the Titan supplied Probuphine product in Europe, as well as certain countries of the Commonwealth of Independent States, the Middle East and North Africa. We have been assisting Molteni in the MAA review process and during the second quarter of 2018 we had meetings with the rapporteur and co-rapporteur regulatory review teams to present our strategy and to address specific questions posed by these regulatory agencies. Together with Molteni, we have provided responses to all of the EMA’s questions and expect that the final recommendation of the EMA on the Probuphine MAA and potential approval to occur during the second quarter of 2019.

ProNeura Continuous Drug Delivery Platform

Our ProNeura continuous drug delivery system consists of a small, solid rod made from a mixture of ethylene-vinyl acetate, or EVA and a drug substance. The resulting product is a solid matrix that is placed subdermally, normally in the inside part of the upper arm in a short physician office-based procedure and is removed in a similar manner at the end of the treatment period. The drug substance is released continuously through the process of diffusion-controlled dissolution. This results in a continuous, steady rate of release generally similar to intravenous administration. We believe that such long-term, almost linear release characteristics are desirable as they avoid the fluctuating peak and trough levels of oral dosing that often poses problems in a range of disease settings.

The ProNeura platform was developed to address the need for a simple, practical method to achieve continuous long-term drug delivery, and, depending on the characteristics of the compound to be delivered, can potentially provide treatment on an outpatient basis over extended periods of up to 12 months. We believe that the benefits of this technology have been demonstrated by the clinical results seen to date with Probuphine, and, in addition, that the development and regulatory process have been affirmed by the FDA approval of this product. We have demonstrated the feasibility of the ProNeura platform with small molecules, hormones, and bio-active peptides. The delivery system works with both hydrophobic and hydrophilic molecules. We have also shown the flexibility of the platform by experimenting with the release characteristics of the EVA implants, layering the implants with varying concentrations of drug, and generating implants of different sizes and porosity to achieve a desired delivery profile. Formulation development is conducted at a dedicated pilot plant established by Titan at the South West Research Institute, or SWRI, in San Antonio, Texas that includes cGMP manufacturing and testing capabilities. We also receive support services from the vast array of SWRI groups with expertise in manufacturing and material sciences. The facilities are compliant with both FDA and Drug Enforcement Agency, or DEA, requirements enabling us to work with controlled substances, and the manufacturing scale is ideal for product development during non-clinical and clinical testing stages.

Our Product Pipeline

Our goal is to expand our product pipeline using the ProNeura implant platform. We have been opportunistically evaluating other drugs for use with this technology, focusing on drugs where conventional treatment may be adversely impacted by fluctuating blood drug levels and/or poor patient compliance, and where existing therapeutic compounds have sufficient potency to be effective at low doses. With our resources focused on commercialization of Probuphine, further development of the ProNeura platform is currently being limited to non-clinical product development activity that is funded by external grants or other partners.

ProNeura-Ropinirole for Parkinson’s Disease

Parkinson’s disease, or PD, is a disease of the central nervous system characterized by the loss of dopaminergic neurons, which leads to increasing activity in the brain region that influences movement and motor function. According to the Parkinson’s Disease Foundation, more than one million people in the U.S. suffer from PD, and this number is projected to double by 2030. Early stage PD patients are treated with daily doses of drugs designed to replace dopamine in the brain. However, these therapeutics typically lose their benefits after several years of chronic treatment and trigger serious side effects. About one-third of the treated patients develop motor response fluctuations and/or drug-induced dyskinesias within three to five years of treatment, and these symptoms are present in almost all patients after 10 to 12 years. Clinical and nonclinical research indicates that these motor side effects arise from the pulsatile dopaminergic stimulation resulting from current oral treatment. Continuous dopaminergic stimulation, or CDS, by subcutaneous infusion has been shown to palliate these motor complications, as well as to delay or prevent the onset of dyskinesias. We believe our ProNeura drug delivery technology provides a clinically-validated platform to safely and conveniently provide CDS for several months from a single treatment. Further, the subdermal placement of these implants eliminates many of the device-related complications associated with existing treatment modalities.

Based on these principles we designed an implant to deliver the drug ropinirole and conducted appropriate non-clinical studies, including a non-clinical study in an MPTP Parkinsonian primate model and demonstrated that a sustained non-fluctuating plasma level of ropinirole could be delivered safely for several months following implantation and could control PD symptoms without triggering dyskinesias in severely lesioned primates. Following further optimization of the implant and completion of the Investigational New Drug application, or IND, enabling non-clinical studies, we submitted the IND application to the FDA in early 2017 and it was cleared in August 2017 for commencement of the proposed Phase 1/2 clinical study. The trial is an open-label, sequential, dose escalation study that will enroll approximately 20 subjects with idiopathic Parkinson's disease. The primary objectives are to characterize the pharmacokinetic profile of the ropinirole implants, to evaluate their safety and tolerability, and to explore potential signals of efficacy using established disease-specific assessment scales. The first patient in the first cohort of the Phase 1/2 clinical study was treated in early October 2017 and in July 2018 the Data Safety Monitoring Board, or DSMB, completed a review of the data from the first cohort of patients and recommended that the trial continue with enrollment of the second cohort of patients. However, we chose to postpone further activity in this clinical study in order to focus our limited resources on commercialization of Probuphine. We do not anticipate further progress with this study until sufficient funds are available to support this program, either from a partner or future revenues from Probuphine.

Other ProNeura Product Feasibility Programs

Further development of the ProNeura platform has been limited to non-clinical product development activity that is funded by external grants and/or other partners.

We have conducted a feasibility assessment of a subcutaneous implant using our proprietary ProNeura sustained release technology to administer an opioid antagonist. We believe that a product able to deliver non-fluctuating, therapeutic levels of a mu-opioid receptor antagonist continuously for up to six months may be ideally suited for the prevention of opioid relapse and overdose in patients who have gone through a detoxification program. In September 2018, we were awarded a grant by the National Institute for Drug Addiction, or NIDA, in support of this program. The grant provides for approximately $2.67 million in funding during the first year and approximately $6.08 million during the second year subject to the terms and conditions specified in the grant, including our fund matching obligation in the amount of approximately $1.33 million during the first year. Funding during the second year is also subject to satisfactory progress of the project and the availability of funds to NIDA, although, as recently communicated by NIDA, it does not include any company fund matching obligations.

We are collaborating with the Walter Reed Army Institute of Research, or WRAIR, and SWRI in the early non-clinical evaluation of the ProNeura platform in malaria prophylaxis. The early data from this collaboration is encouraging and has been presented by the WRAIR staff at several conferences, and WRAIR has now received additional funding from the Department of Defense to continue the program with additional non-clinical testing of the atovaquone and proguanil implant formulations in large animal studies. WRAIR is also pursuing additional grant funding for testing other compounds that have shown promise as a prophylactic treatment for malaria and we will collaborate with WRAIR and SWRI as needed for the preparation of these implant formulations that, if successful, could be available to us for potential commercialization.

During 2018, in collaboration with J.T. Pharmaceuticals, we conducted initial non-clinical testing for the development of a novel kappa opioid receptor agonist implant for the treatment of chronic pain. Based on this early work, we have collaborated on a National Institute of Health, or NIH, grant application and further development in 2019 will be possible only if the grant is approved. If successfully developed, this product would offer a potential non-addictive opioid analgesic for the treatment of chronic pain.

We have also conducted initial formulation studies and early in vitro testing for the potential development of an implant with a currently approved peptide for the treatment of adult type 2 diabetes mellitus. Additionally, in 2017 we completed early non-clinical development focused on formulation optimization of an implantable triiodothyronine (T3) product for the treatment of hypothyroidism. Any further development in these programs will depend on availability of additional funds through grants and/or interest from partners.

Agreements

Braeburn

In December 2012, we entered into a license agreement, or the Braeburn Agreement, with Braeburn pursuant to which we granted Braeburn an exclusive right and license to commercialize Probuphine in the United States of America and its territories, including Puerto Rico, and Canada. Under the Braeburn Agreement, as subsequently amended, Braeburn made a non-refundable up-front license fee payment of $15.75 million in 2012 and a milestone payment of $15 million upon FDA approval of the NDA in May 2016. The agreement also entitled us to royalties on net sales of Probuphine ranging in percentage from the mid-teens to the low twenties. In February 2016, Braeburn entered into a Distribution and Sublicense Agreement, or the Knight Agreement, with Knight pursuant to which it granted Knight exclusivity to commercialize and distribute Probuphine in Canada.

On May 25, 2018, we entered into a Termination and Transition Services Agreement, or the Transition Agreement, with Braeburn pursuant to which we regained all rights to the commercialization and clinical development of Probuphine granted under the Braeburn Agreement and, in addition to $1 million and all available inventory of Probuphine, Braeburn agreed to provide assistance to Titan through December 28, 2018 to help ensure that patients and their doctors continued to have support and access to this treatment. As part of the Transition Agreement, we assumed a significant number of Braeburn’s commercial contracts relating to the commercialization of Probuphine in the U.S., including the Knight Agreement.

Knight

Under the Knight Agreement, as amended in August 2018, we granted Knight an exclusive license to commercialize Probuphine in Canada as well as a right of first negotiation in the event we intend to license our right to commercialize any of our other products in Canada. We are entitled to receive royalty payments from Knight on net sales of Probuphine in Canada ranging in percentage from the low-teens to the mid-thirties. In addition, we will be the exclusive supplier of Probuphine to Knight subject to a supply agreement between us and Knight. During the term of the Knight Agreement, we may not commercialize any product in Canada containing buprenorphine that is intended for a treatment duration of six months or more.

Unless earlier terminated, the initial term of the Knight Agreement will expire on the 15th anniversary of the date of the first commercial sale of Probuphine for opioid addiction in Canada, which occurred during the fourth quarter of 2018. If Probuphine is approved for another indication in Canada after the fifth anniversary of the first commercial sale of Probuphine for opioid addiction in Canada, we must negotiate in good faith whether to extend the initial term. After the initial term, the Knight Agreement will automatically renew for two-year periods until either party provides the other party with written notice of its intent not to renew at least 180 days prior to the expiration of the initial term or then-current term. We or Knight may terminate the Knight Agreement in the event that (i) either party determines in good faith that it is not advisable for Knight to continue to commercialize Probuphine in Canada as a result of a bona fide safety issue, (ii) the other party has filed for bankruptcy, reorganization, liquidation or receivership proceedings, or (iii) the other party materially breached the agreement and has not cured such breach within a specified time period. In addition, subject to certain exceptions and requirements, we may terminate the Knight Agreement (i) if Knight discontinues the commercial sale of Probuphine for a period of at least three months and fails to resume sales within the specified cure period, or (ii) in the event that Knight commences any legal proceedings seeking to challenge the validity or ownership of any of our patents related to Probuphine.

In the event of termination, among other things, Knight shall (i) cease commercialization of Probuphine in Canada, (ii) transfer title to all current and pending regulatory submissions and regulatory approvals for Probuphine to us and (iii) pay any royalty payments generated by Knight’s sales of Probuphine in Canada due to us.

Molteni

On March 21, 2018, we entered into and on August 3, 2018 amended an Asset Purchase, Supply and Support Agreement, or the Purchase Agreement, with Molteni pursuant to which Molteni acquired the European intellectual property related to Probuphine, including the MAA under review by the EMA, and will have the exclusive right to commercialize the Titan supplied Probuphine product in Europe, as well as certain countries of the Commonwealth of Independent States, the Middle East and North Africa, or the Molteni Territory. We received an initial payment of €2.0 million ($2,448,000) for the purchased assets and an additional payment of €950,000 ($1,107,000) upon execution of the amendment. We will receive the following additional potential payments totaling up to €2.5 million (approximately $2,850,000) upon the achievement of certain regulatory and product label milestones, including: an aggregate of €1.0 million of milestone payments upon approval of the product reimbursement price in certain key countries, provided that the payments, which are subject to a 50% reduction if the EMA marketing authorization is not received on or prior to September 30, 2019, shall not be payable in the event such authorization is not received on or prior to March 31, 2020. Additionally, Titan is entitled to receive earn-out payments for up to 15 years on net sales of Probuphine in the Molteni Territory ranging in percentage from the low-teens to the mid-twenties.

The Purchase Agreement provides that Titan will supply Molteni with semi-finished product (i.e., the implant and the applicator) on an exclusive basis at a fixed price through December 31, 2019, with subsequent price increases not to exceed annual cost increases to Titan under its current manufacturing agreement and for the purchase of the active pharmaceutical ingredient.

Molteni will be prohibited from marketing a Competitor Product (as defined in the Purchase Agreement) in the Territory for the five year period following approval of the MAA. Thereafter, Molteni will be required to pay Titan a low single digit royalty on net sales by Molteni of any Competitor Product.

On March 21, 2018, we entered into an agreement, or the Loan Agreement, which amended and restated our prior loan agreement with Horizon Technology Finance Corp., or Horizon. Under the Loan Agreement, Horizon assigned $2,400,000 of the $4,000,000 outstanding principal balance of the loan to Molteni and Molteni was appointed collateral agent and assumed majority and administrative control of the debt. Molteni has the right to convert its portion of the debt into shares of our common stock at a conversion price of $7.20 per share and is required to effect this conversion of debt to equity if we complete an equity financing resulting in gross proceeds of at least $10,000,000 at a price per share of common stock in excess of $7.20 and repay the $1,600,000 principal balance of Horizon’s loan amount.

In consideration of Molteni’s entry into the Purchase Agreement and the Loan Agreement, on March 21, 2018, we entered into an agreement with Molteni. or the Rights Agreement, pursuant to which, as amended, we agreed to (i) issue Molteni seven-year warrants to purchase 90,000 shares of our common stock at an exercise price of $7.20 per share, (ii) provide Molteni customary demand and piggy-back registration rights with respect to the shares of common stock issuable upon conversion of its loan and exercise of its warrants, (iii) appoint one member of Titan’s board of directors if Mr. Seghi Recli is not then serving on the board and (iv) provide board observer rights to Molteni if it has not designated a board nominee, as well as certain information rights. The board designation, observer and information rights will terminate at such time as Molteni ceases to beneficially own at least one percent of our outstanding capital stock (inclusive of the shares issuable upon conversion of its note and exercise of its warrants).

In connection with the August 2018 amendment to the Purchase Agreement, Molteni made a convertible loan to us of €550,000 (approximately $642,000) upon submission of the response to the 120-day letter from EMA on September 14, 2018 in accordance with the amendment. The convertible loan will convert automatically into shares of our common stock upon the issuance by the EMA of marketing approval for Probuphine at a conversion price per share equal to the lower of (i) $3.42 (the closing price on the loan funding date) and (ii) the closing price on the conversion date. In the event the EMA has not granted marketing approval by December 31, 2019, the loan will become due and payable, together with accrued interest at the rate of 9.5% plus the amount by which the one-month LIBOR exceeds 1.1%.

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

In June 2010, the United States Patent and Trademark Office (“USPTO”) issued a patent covering methods of using Probuphine for the treatment of opiate addiction. Titan is the owner of this patent which claims a method for treating opiate addiction with a subcutaneously implanted device comprising buprenorphine and EVA, a biocompatible copolymer that releases buprenorphine continuously for extended periods of time. This patent will expire in April 2024. A U.S. continuation application is currently pending which includes claims related to Probuphine for the treatment of pain.  Related patents covering use of Probuphine with the continuous delivery technology for the treatment of opiate addiction have also been issued in Australia, Canada, Europe, India, Japan, Mexico, New Zealand, and Hong Kong. On March 21, 2018, we executed the Purchase Agreement with Molteni whereby the European intellectual property covering Probuphine, including the European patent, was acquired by Molteni. Patents covering certain dopamine agonist implants, including ropinirole implant, have already been issued or allowed in the United States, Europe, Japan, China, Australia, Canada, South Korea, Mexico, New Zealand, South Africa, Israel and Hong Kong.

We have filed additional patent applications for a heterogeneous implant designed with some unique properties that may provide benefits to the structural integrity of the implants and potentially enhance drug delivery. Corresponding patents have been granted in the US, Australia, Europe, Japan, South Korea, Mexico, Singapore, and South Africa, while applications remain pending in Canada, Hong Kong, and India.

Future court decisions or changes in patent law might materially affect the patents or patent applications, including, but not limited to, their expiration dates.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Many companies, including major pharmaceutical companies and smaller specialized biotechnology companies, are engaged in the development and commercialization of therapeutic agents designed for the treatment of the same diseases and disorders that we target. Many of our competitors have substantially greater financial and other resources, larger research and development staff and more experience in the regulatory approval process. Moreover, potential competitors have or may have patents or other rights that conflict with patents covering our technologies.

With respect to Probuphine, there are currently no other six-month implant formulations of buprenorphine on the market or in development. The primary competition it faces comes from Indivior, PLC (formerly the pharmaceutical business of Reckitt Benckiser Group, PLC), which markets globally a sublingual buprenorphine product (tablet and film formulations under the trade name Subutex and Suboxone) for the treatment of opioid dependence that currently holds the dominant market share of global sales. Indivior recently received FDA approval for a one month depot injection (tradename Sublocade) that became commercially available in the first quarter of 2018. Probuphine also faces competition from two additional proprietary daily dose formulations that have been approved by the FDA; the first is a sublingual tablet with the trade name of Zubsolv marketed by Orexo and the second is a buccal patch with the trade name of Bunavail marketed by Bio Delivery Sciences International. Several generic sublingual tablet formulations of buprenorphine similar to Suboxone and Subutex were approved by the FDA and have recently entered the opioid addiction treatment market. Other forms of buprenorphine are also in development by other companies, including intramuscular and intradermal one-week and one-month depot injections which, if approved, will also compete with our product. One additional depot formulation licensed to Braeburn has received tentative FDA approval that restricts marketing of the product in the U.S. until potentially November 2020. Alkermes, Inc. also markets Vivitrol®, a one-month depot injection of naltrexone as a maintenance treatment for opioid dependent patients who have successfully gone through a detoxification process and achieved abstinence.

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

Manufacturing

The manufacturing of Probuphine has primarily been conducted at DPT Laboratories, Inc., or DPT, and we have expanded the manufacturing facility at this contract manufacturer to establish commercial scale capability to support the market launch of Probuphine and ongoing demand. We have entered into a commercial manufacturing agreement with DPT that governs the terms of the production and supply of Probuphine. We are responsible for the manufacture and supply of Probuphine as needed by Knight for Canada and to Molteni for the Molteni Territory.

To date, we have obtained the supply of bupenorphine from Teva Pharmaceuticals, Inc., or Teva, under a commercial supply agreement similar to the one with DPT.

We are in the process of qualifying a new EVA manufacturer which will provide a second source of the material. The vendor that used to sterilize the Probuphine implants indicated that it will no longer sterilize Schedule III controlled substances, including Probuphine. While we have qualified another sterilization vendor and transitioned to a new sterilization process, we cannot guarantee that such services will be available indefinitely. Our use of these and other single-source suppliers of raw materials, components and finished goods exposes us to several risks, including disruptions in supply, price increases, late deliveries and an inability to meet customer demand. This could lead to customer dissatisfaction, damage to our reputation or customers switching to competitive products. Any interruption in supply could be particularly damaging to our ability to develop and commercialize Probuphine.

Finding alternative sources for these raw materials, components and finished goods would be difficult and in many cases entail a significant amount of time, disruption and cost. Any disruption in supply from any single-source supplier or manufacturing location could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects.

Sales and Marketing

Prior to Titan’s reacquisition of Probuphine commercialization rights in May 2018, Braeburn had sole responsibility for sales and marketing the product within the United States and, through Knight, in Canada. Commencing in June 2018, we began the process of transitioning to a commercial enterprise by engaging the services of key consultants with expertise in launching and commercializing specialty pharmaceutical products, such as Probuphine. Our goal was to fully understand the hurdles encountered by Braeburn in the prior product launch activities. Based on feedback from key opinion leaders and these consultants, we believe that access to care for patients with Probuphine was negatively impacted by issues related to the complexity, timing and amount of reimbursement to patients and their doctors from insurance providers, as well as the restrictive requirements of the REMS program. We also believe that the broad marketing strategy that was initially undertaken reflected an incomplete understanding of the market and did not provide the requisite systems to support the reimbursement process and patient and physician education.

In order to lay the groundwork for increased utilization of Probuphine, we believe it is necessary to streamline the product ordering, distribution and reimbursement processes, to support patients and providers seeking access to treatment, and to develop a more focused commercialization strategy. In October 2018 we engaged the services of Dane Hallberg, who has extensive experience in launching specialty products in the U.S. market, as Chief Commercial Officer. In November 2018, Titan established a promotional review committee (“PRC”) to ensure all Probuphine promotional materials are in compliance with FDA regulations and to support submissions to the FDA’s Office of the Prescription Drug Promotion (OPDP).

Over the last few months we have established pharmaceutical foundational best practices including, but not limited to, sales compliance training and certification; drafting and implementation of company-wide SOPs; Sunshine Act Reporting; federal and state licensing; and sales and promotional materials creation and review. We have also assembled a small sales and marketing team with responsibilities that include regional sales oversight, medical science liaison services, strategic product and brand recognition development, and REMS program management. We have also retained a medical access specialist to address third-party payor coverage and to improve the product distribution system.

Along with establishing the internal team, we have engaged key external services to support these functions, including public relations, product branding and advertising capabilities. We have also engaged AppianRx as our new hub and are working closely with them to establish more efficient systems for product ordering and third party payor pre-approval. We believe that the positive impact of an automated and streamlined product supply chain process will be realized in the second quarter of 2019

We have recently engaged the services of AllianceRx Walgreens Specialty Pharmacy, which we expect to help alleviate bottlenecks in the third-party payor approval and product shipment process, and we hope to add additional large specialty pharmacies to the network in the near future. We have made good progress in establishing a strong foundation for our commercial activities, as well as re-engaging the medical community to consider using Probuphine as an option for the long term maintenance treatment of OUD, all of which lays the ground work for further progress in the market place during the second half of 2019.

While our overall market strategy for the relaunch of Probuphine targets four market segments, we have focused initially on physicians who are already prescribing Probuphine, while in the longer term our plan is to expand our efforts to address three additional market segments.

High Probuphine-prescribing physicians with long-term recovery oriented treatment programs

While there are currently approximately 52,000 buprenorphine certified healthcare providers in the U.S., approximately 90% of prescriptions for treating the 600,000 – 700,000 patients treated with oral buprenorphine are written by approximately 6,000 providers. Moreover, while over 2,500 healthcare providers were previously trained and certified to administer Probuphine, to date less than 200 have prescribed the treatment.

Our initial focus has been on the top tier of Probuphine prescribers to facilitate the growth of their businesses through increased utilization of the product. Utilizing some of the successful Probuphine practices, in the medium to longer term, we plan to establish centers that will provide sites for referrals from other health care providers. In addition, when our new hub, AppianRx, is operational in the second quarter, we expect to see improvement in the complexity of the supply chain and reimbursement process. In the longer term, some top tier Probuphine providers will also engage in investigator sponsored research which has the potential to generate new and clinically meaningful data, some of which will help us assess the potential for label expansion. We will also seek to partner with buprenorphine advocacy groups that can facilitate patient-healthcare provider location matching and broaden patient outreach.

Residential Treatment Facilities and Veterans Administration Hospitals

There are currently numerous residential addiction treatment facilities in the U.S. reflecting a large potential patient population who can benefit from Probuphine. These facilities have mostly relied on 12 step programs with the goal of complete and sustained abstinence while avoiding any MAT. However, the success of such programs has not withstood scrutiny, as it has been increasingly recognized that a very high percentage of patients with opiate addiction ultimately relapse. Consequently, the use of MAT as part of the management of OUD has been increasing, and is expected to rise substantially in the near term. Our plan is to establish alliances with a few large programs.

We believe that the Veterans Administration Hospitals present another opportunity for the use of Probuphine. Addiction to opiates is a problem among the veterans, however the ability to treat patients through the VA system is hampered by limited facilities and medical resources. We are exploring programs to train staff at the VA hospitals in the use of Probuphine for long term maintenance treatment which will help in reducing the frequency of visits to the clinic and better utilize available resources.

Academic institutions with addiction treatment and training programs

There are an increasing number of academic addiction medicine training programs that treat OUD patients. At the end of October 2018 we conducted a training seminar for 40+ Nurse Practitioner students at Drexel University who were interested in pursuing careers in addiction medicine and nearing completion of their degree program. This seminar was similar to the Probuphine certification training program and provided these nurses with an opportunity to get familiar with Probuphine. We plan to form alliances with institutions that already have the necessary trained personnel and equipment for doing small procedures, and facilitate the introduction and/or increased use of Probuphine for appropriate patients. This will also serve to introduce Probuphine to the next generation of addiction specialists. In the longer term, we expect that KOLs at some of these sites will initiate investigator sponsored studies which can generate clinically meaningful data while helping us assess the potential for label expansion.

Criminal Justice System

It is estimated that of the 2.3 million people currently confined in U.S. correctional facilities, approximately 25% suffer from OUD. Currently, less than 1% of U.S. prisons and jails allow access to medication for OUD due largely to the risk of misuse and diversion of sublingual formulations (pills, film), However, new research published by JAMA Psychiatry has demonstrated benefits of buprenorphine during incarceration and upon release. In Rhode Island, a recent study found that opioid overdose deaths dropped by nearly 2/3 when MAT was provided to all state inmates. A few criminal justice programs have begun to utilize medications in order to address jail overcrowding and recidivism related to OUD.

Our goal is to initially establish pilot projects with a few select criminal justice programs, with the goal of generating meaningful data that potentially supports the use of Probuphine in this setting. The first pilot program has been initiated within the Nevada criminal justice system which has commenced to establish procedures and processes for the introduction of MAT within its system. We will monitor progress and continue to work with the Nevada criminal justice system to introduce Probuphine for maintenance therapy when eligible stable patients are available later in the year.

REMS Program

As a condition to the FDA’s approval of Probuphine, we are required to maintain the Probuphine REMS program, with the goal of mitigating the risk of complications of migration, protrusion, expulsion and nerve damage potentially associated with its improper insertion and removal, and also the risks of accidental overdose, misuse and abuse. The REMS program requires training for healthcare providers who prescribe, insert and remove Probuphine implants and provide patient counseling. The distribution of Probuphine is restricted to those healthcare providers who have completed the training and have received certification under the Probuphine REMS. Accordingly, we have established a REMS management team to monitor all aspects of the REMS program requirements along with the medical sales liason, or MSL, team to conduct the REMS training sessions for the certification of health care providers to prescribe and/or insert and remove Probuphine. The MSL team also provides on-going in-market technical support to assist heath care providers developing expertise with the Probuphine insertion and removal procedures.

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

U.S. drug development

In the United States, the FDA regulates drugs and devices under the Food, Drug and Cosmetics Act, or FDCA. Drugs and devices are also subject to other federal, state and local statutes and regulations. Products composed of both a drug product and device product are deemed combination products. If marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a center that will have primary jurisdiction over its regulation based on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of some of our product candidates, we expect the primary mode of action to be attributable to the drug component of the product, which means that the FDA’s Center for Drug Evaluation and Research would have primary jurisdiction over the premarket development, review and approval. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Additionally, a manufacturer may need to recall a product from the market. Any agency or judicial enforcement action could have a material adverse effect on us.

•	Our product candidates must be approved by the FDA through the NDA process before they may be legally marketed in the United States. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	Completion of extensive nonclinical laboratory tests, animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practice, or GLP, regulations;

•	Submission to the FDA of an IND application, which must become effective before human clinical trials may begin;

•	Approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each trial may be initiated;

•	Performance of adequate and well-controlled human clinical trials in accordance with applicable IND and other clinical trial-related regulations, referred to as good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug for each proposed indication;

•	Submission to the FDA of an NDA for a new drug;

•	A determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;

•	Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	Potential FDA audit of the nonclinical study and/or clinical trial sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States.

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

Drug enforcement administration regulation

Because Probuphine is subject to the Controlled Substances Act, or CSA, we must comply with various requirements set forth by that legislation, as amended, its implementing regulations and as enforced by the DEA. The CSA imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls, prescription and order form requirements and restrictions on prescription refills for certain kinds of pharmaceutical products. A principal factor for determining the particular requirements of the CSA applicable to a product, if any, is its actual or potential abuse profile. A product may be listed as a Schedule I, II, III, IV or V controlled substance, with Schedule I presenting the highest perceived risk of abuse and Schedule V presenting the least. The active ingredient in our product, buprenorphine, is a Schedule III controlled substance and under various restrictions, including, but not limited to, mandatory written prescriptions and a labeling statement informing patients that selling or giving away Probuphine is against the law. In addition, under the Drug Addiction Treatment Act, which amended the CSA, use of Probuphine in the treatment of opioid addiction is limited to physicians who meet certain qualifying requirements, and who have notified the Secretary of Health and Human Services, or HHS, of their intent to prescribe or dispense the product for the treatment of opioid addiction and have been assigned a unique identification number that must be included on every prescription. The HHS regulates the number of patients that physicians can treat with buprenorphine for opioid addiction and recently increased this number from a maximum of 100 patients to 275 patients for qualified physicians.

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

Third-party payors are increasingly reducing reimbursements for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our ability to generate sales and royalty revenue. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow our products to be sold on a profitable basis. Decreases in third-party reimbursement for our products or a decision by a third-party payor to not cover our products could reduce physician usage of the products and have a material adverse effect on our results of operations and financial condition.

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

Employees

As of December 31, 2018, we had 23 full-time employees.

Item 1A.	Risk Factors

Risks Related to Our Business

We may not be successful in transitioning from a research and development company to a commercial enterprise.

Since we regained the U.S. commercial rights to Probuphine in May 2018 and began our transition to a commercial enterprise, we have been largely dependent on the provision of support services under the Transition Agreement, as well as from advisors and consultants. We have been building the infrastructure necessary to be in a position to relaunch Probuphine, including the retention of a small sales and marketing team. However, we have faced and will continue to face intense competition for sales and marketing personnel with the necessary experience in addiction, reimbursement, specialty pharmacies and our targeted markets. There can be no assurance that the efforts of our sales and marketing personnel will be effective or that we will successfully transition to a commercial stage company.

If Probuphine does not achieve broad market acceptance by physicians, patients or others in the medical community or coverage by third-party payors, our business will suffer.

Although Braeburn commenced a full commercial launch of Probuphine in the first quarter of 2017, minimal progress was made and for the year ended December 31, 2017 we derived royalty revenues of only $215,000 from sales of Probuphine. The commercial success of Probuphine and our product relaunch will depend upon its acceptance by physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of Probuphine by third-party payors is also necessary for commercial success. Probuphine’s adoption by physicians has been hindered both by the REMS requirements mandated by the product label, which are more expansive than those required for other buprenorphine products, as well as the current payment and reimbursement model, which differs from some of the existing treatment options for opioid addiction. For example, the current standard of care for outpatient treatment of opioid addiction is oral daily buprenorphine, which typically requires frequent patient visits and a per visit fee, which the patient may pay directly to the healthcare provider in cash. Reimbursement for an implantable drug product that requires administration by a healthcare provider requires drug codes as well as a separate procedure code for the insertion and removal procedures and less frequent office visits. Physicians may prefer more frequent patient visits and the accompanying reimbursement and payment model, which oftentimes includes cash payments. The commercial success of Probuphine depends on several factors, including:

•	our ability to train and certify healthcare providers to insert and remove implants of Probuphine in accordance with the REMS;

•	the perceived and actual advantages of Probuphine over current and emerging treatment options;

•	the willingness of healthcare providers to prescribe, and the target patient population to try novel products;

•	the competitiveness of our pricing;

•	the willingness of healthcare providers to accept alternative reimbursement models, such as the “buy-and-bill” system, where prescribers are required to buy Probuphine inventory themselves and then bill patients or payors following the procedure, or the specialty pharmacy distribution model, where a specialty pharmacy carries inventory and ships it to healthcare providers as requested and prescribed, and directly handles the subsequent billing and payment process with payors;

•	our ability to provide adequate support to physicians and other healthcare providers to lessen the burden of current reimbursement models;

•	our ability to establish and maintain adequate levels of coverage for Probuphine from commercial health plans and government health programs, which we refer to collectively as third-party payors, particularly in light of the availability of other branded and generic competitive products;

•	the willingness for patients to pay out-of-pocket in the absence of third-party coverage and the success of patient assistance programs;

•	our ability to promote products through marketing and sales activities and any other arrangements; and

•	our ability to successfully educate prescribers and patients on the applicable product’s efficacy and safety.

In light of the difficulties encountered to date, we cannot predict either the timing or the degree to which Probuphine will be accepted by the medical community. If we are unable to generate ample revenue from Probuphine, we will be unable to fund the required post-approval clinical studies or our research and development programs without additional financing, which may not be available on acceptable terms, and our business will be materially harmed.

We must comply with extensive government regulations.

The research, development, manufacture labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of pharmaceutical products are subject to an extensive regulatory approval process by the FDA in the U.S. and comparable health authorities in foreign markets. The process of obtaining required regulatory approvals for drugs is lengthy, expensive and uncertain. Approval policies or regulations may change, and the FDA and foreign authorities have substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Regulatory approval may entail limitations on the indicated usage of a drug, which may reduce the drug’s market potential. Even if regulatory clearance is obtained, post-market evaluation of the products, if required, could result in restrictions on a product’s marketing or withdrawal of the product from the market, as well as possible civil and criminal sanctions. Of the large number of drugs in development, only a small percentage successfully complete the regulatory approval process and are commercialized.

The NDA for Probuphine mandated the post-approval completion of several Phase IV clinical trials. Prior to the reversion of the commercialization rights to us, Braeburn had been in negotiations with the FDA with respect to the various trial protocols and had not commenced the required clinical trials. Upon transfer of the NDA back to us, we began communicating with the FDA regarding the Phase IV requirements. There can be no assurance that the FDA will provide us with the time we need to initiate and complete the necessary clinical trials, or that we will have the necessary resources to do so, as the proceeds of the September 2018 financing will only be sufficient to fund start-up costs for two of the required studies. In such event, we may be subject to possible sanctions, including monetary penalties or suspension of Probuphine commercial activities. Furthermore, unexpected negative findings from a Phase IV trial could negatively impact the product label and/or acceptance by patients, healthcare providers and insurers.

The Probuphine REMS program has negatively impacted initial uptake in sales and may continue to do so, which could materially adversely impact our business prospects.

Currently, there is a REMS program in place for Probuphine as required by the FDA. The REMS program is designed to mitigate the risk of complications of migration, protrusion, expulsion and nerve damage associated with the insertion and removal of Probuphine and the risks of accidental overdose, misuse and abuse. The REMS program requires training and certification of healthcare providers who prescribe and implant Probuphine and provide patient counseling. Probuphine distribution is restricted to healthcare providers who have completed training and received certification under the REMS program. We believe the REMS program has been an obstacle to acceptance of Probuphine to date by the medical community. Healthcare providers may be unwilling to undergo training and certification in order to be able to prescribe or implant Probuphine due to time constraints or concerns with the product. If we are unable to adequately address this issue, our ability (or the ability of potential future commercial partners) to generate revenue from sales of Probuphine could be materially compromised, which would have a material adverse effect on our business, results of operations, financial condition and prospects. In addition, if a patient suffers an injury during the insertion and removal of Probuphine, we may become liable to patients, clinicians or others or result in our non-compliance with the REMS program. Non-compliance with the REMS program may bring serious consequences to us, including warning letters from the FDA, fines, criminal charges and other prohibitions and exclusions as well as reputational damage.

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

Probuphine contains buprenorphine, a regulated Schedule III “controlled substance” under the Controlled Substances Act, which establishes, among other things, certain registration, production quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Our failure to comply with DEA requirements could result in the loss of our ability to supply Probuphine, significant restrictions on Probuphine, civil penalties or criminal prosecution.

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

Our promotional materials and training methods must comply with the FDCA and FDA regulations and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or “off-label”, use. Companies may not promote drugs for off-label use, which include uses that are not described in the product’s labeling and that differ from those approved by the FDA. Physicians may prescribe drug products for off-label uses and such off-label uses are common across some medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDCA and FDA regulations restrict communications on the subject of off-label uses of drug products by pharmaceutical companies. The Office of Inspector General of the Department of Health and Human Services, or OIG, the FDA, and the Department of Justice, or DOJ, all actively enforce laws and regulations prohibiting promotion of off-label use and the promotion of products for which marketing approval has not been obtained.

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

In addition to FDA and related regulatory requirements, we are subject to health care “fraud and abuse” laws, such as the federal False Claims Act, the anti-kickback provisions of the federal Social Security Act, and other state and federal laws and regulations. Federal and state anti-kickback laws prohibit, among other things, payments or other remuneration to induce or reward someone to purchase, prescribe, endorse, or recommend a product that is reimbursed under federal or state healthcare programs. If we provide payments or other remuneration to a healthcare professional to induce the prescribing of our products, we could face liability under state and federal anti-kickback laws.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product or submitting inflated best price information to the Medicaid Rebate program. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment. Even if it is determined that we have not violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would harm our business, prospects, operating results, and financial condition. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be challenged under one or more of such laws.

Additionally, requirements under the federal Open Payments program, created under Section 6002 of the Affordable Care Act and its implementing regulations, require that manufacturers of drugs for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to HHS information related to “payments or other transfers of value” provided to U.S. physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals. The Open Payments program also requires that manufacturers and applicable group purchasing organizations report annually to HHS ownership and investment interests held in them by physicians (as defined above) and their immediate family members. Manufacturers’ reports are filed annually with the Centers for Medicare & Medicaid Services, or CMS, by each March 31, covering the previous calendar year. CMS posts disclosed information on a publicly available website. There are also an increasing number of state laws that restrict or prohibit pharmaceutical manufacturers’ interactions with health care providers licensed in the respective states, and that require pharmaceutical manufacturers to, among other things, establish comprehensive compliance programs, adopt marketing codes of conduct, file periodic reports with state authorities regarding sales, marketing, pricing, and other activities, and register/license their sales representatives. A number of state laws require manufacturers to file reports regarding payments and items of value provided to health care providers (similar to the federal Open Payments program). Many of these laws contain ambiguities as to what is required to comply with the laws. These laws may affect our sales, marketing and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private qui tam actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. With respect to any of our products sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable privacy laws and post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

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

We are in the process of qualifying a new EVA manufacturer which will provide a second source of the material. The vendor that used to sterilize the Probuphine implants indicated that it will no longer sterilize Schedule III controlled substances, including Probuphine. While we have qualified another sterilization vendor and transitioned to a new sterilization process, we cannot guarantee that such services will be available indefinitely. Our use of these and other single-source suppliers of raw materials, components and finished goods exposes us to several risks, including disruptions in supply, price increases, late deliveries and an inability to meet customer demand. This could lead to customer dissatisfaction, damage to our reputation or customers switching to competitive products. Any interruption in supply could be particularly damaging to our ability to develop and commercialize Probuphine.

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

We do not own or operate, and currently do not plan to own or operate, facilities for production and packaging of Probuphine or our other product candidates. We are dependent on third parties for the timely supply of specified raw materials, maintaining our manufacturing equipment, trained personnel at the contract manufacturing vendor, formulation or packaging services, product distribution services, customer service activities and product returns processing. For example, we contract with DPT for the manufacture of Probuphine, which in turn depends on delivery of the active ingredient buprenorphine hydrochloride and milled EVA, which we currently source from Teva and SWRI, respectively. We are similarly dependent on third parties for the manufacture and sterilization of Probuphine applicators and the assembly and distribution of packaged kits.

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

Our ability to generate revenues from the sale of Probuphine in the European Union and the rest of the Molteni Territory, assuming regulatory approval is ultimately obtained, will be wholly dependent on Molteni’s ability to successfully launch and commercialize the product in the Molteni Territory. We are similarly dependent on the efforts of Knight with respect to product launch and commercialization in Canada. We do not have control over the amount and timing of resources that Molteni or Knight will dedicate to these efforts. We will be similarly dependent on the development, regulatory and marketing efforts of third parties with respect to revenues, if any, from sales of Probuphine in additional territories.

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

To date, we have conducted limited research and development activities based on our ProNeura delivery system beyond Probuphine. We will require substantial additional funds to support our research and development activities, and the anticipated costs of preclinical studies and clinical trials, regulatory approvals and eventual commercialization of ProNeura for Parkinson’s disease or any therapeutic based on our ProNeura platform technology. If we are unable to obtain substantial government grants, enter into third party collaborations or generate sufficient revenues from the sale of Probuphine to fund our ProNeura programs, we will need to seek additional sources of financing, which may not be available on favorable terms, if at all. If we do not succeed in obtaining the requisite funding for our ProNeura programs, we will be unable to initiate clinical trials or obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, forego sales and marketing efforts and forego attractive business opportunities.

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

Our ability to successfully develop any future product candidates based on our ProNeura drug delivery technology is subject to the risks of failure and delay inherent in the development of new pharmaceutical products, including: delays in product development, clinical testing, or manufacturing; unplanned expenditures in product development, clinical testing, or manufacturing; failure to receive regulatory approvals; emergence of superior or equivalent products; inability to manufacture on our own, or through any others, product candidates on a commercial scale; and failure to achieve market acceptance.

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

The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

•	inability to manufacture sufficient quantities of qualified materials under cGMP, for use in clinical trials;

•	slower than expected rates of patient recruitment;

•	failure to recruit a sufficient number of patients; modification of clinical trial protocols;

•	changes in regulatory requirements for clinical trials; the lack of effectiveness during clinical trials;

•	the emergence of unforeseen safety issues;

•	delays, suspension, or termination of the clinical trials due to the institutional review board responsible for overseeing the study at a particular study site; and

•	government or regulatory delays or “clinical holds” requiring suspension or termination of the trials.

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

We face risks associated with third parties conducting preclinical studies and clinical trials of our products.

We depend on third-party laboratories and medical institutions to conduct preclinical studies and clinical trials for our products and other third-party organizations to perform data collection and analysis, all of which must maintain both good laboratory and good clinical practices. We also depend upon third party manufacturers for the production of any products we may successfully develop to comply with cGMP of the FDA, which are similarly outside our direct control. If third party laboratories and medical institutions conducting studies of our products fail to maintain both good laboratory and clinical practices, the studies could be delayed or have to be repeated.

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

The commercial opportunity for Probuphine could be significantly harmed if competitors are able to develop alternative formulations and/or drug delivery technologies outside the scope of our capabilities. Our principal competition in the opioid addiction treatment market comes from manufacturers of oral buprenorphine products, including Indivior PLC, which markets the Suboxone and Subutex brands, as well from manufacturers of weekly or monthly injectable treatments, one of which was recently launched by Indivior PLC. Lower priced generic forms of the oral product have also recently come to market. Our competitors may also develop, acquire or license products that are more effective, more useful, better tolerated, subject to fewer or less severe side effects, more widely prescribed or accepted or less costly than ours and may also be more successful than we are in manufacturing and marketing their products. In addition, state pharmacy laws may permit pharmacists to substitute generic products for branded products if the products are therapeutic equivalents, or may permit pharmacists and pharmacy benefit managers to seek prescriber authorization to substitute generics in place of our products, which could significantly diminish demand for Probuphine. If we are unable to compete effectively with the marketed therapeutics of our competitors or if such competitors are successful in developing products that compete with Probuphine, our business, results of operations, financial condition and prospects may be materially adversely affected.

If we or our collaborators are unable to achieve and maintain adequate levels of coverage and reimbursement for Probuphine on reasonable pricing terms, or we or our collaborators fail to do so for any of our other product candidates for which we may receive regulatory approval, their commercial success may be severely limited.

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

Reimbursement for implantable drug products that require administration by a healthcare provider generally requires a drug code, and separate reimbursement codes are required for the insertion and removal procedures. The timely availability of a drug code or procedure code that covers our product or describes the procedures performed using our products, or a change to an existing code that describes such procedures is critical for successful commercialization and the lack of such codes may adversely affect reimbursement for our products and these procedures, including lower reimbursement rates, denials and delays in reimbursement if pre-authorization is required. Even if coverage is approved, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. While Probuphine was approved by the FDA in late May 2016, the procedure codes (G codes) for insertion only, removal only, and insertion plus removal were approved only in late 2017 and went into effect in January 2018.

In addition, the market for our products may depend on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. Also, regional healthcare authorities and individual hospitals are increasingly using competitive bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This can reduce demand for our products or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

Furthermore, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. In March 2010, the Patient Protection and Affordable Health Care Act of 2010, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, or collectively “ACA”, was signed into law, which includes measures to significantly change the way health care is financed by both governmental and private insurers.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

We may not be able to implement our business plan if we are unable to attract and retain key personnel and consultants.

As a company with a limited number of personnel, we are highly dependent on the services of our executive management and scientific staff, in particular Sunil Bhonsle, our President and Chief Executive Officer, Marc Rubin, our Executive Chairman, Katherine DeVarney our Executive Vice President and Chief Scientific Officer, and Dane Hallberg, our Executive Vice President and Chief Commercial Officer. The loss of one or more of such individuals could substantially impair ongoing commercial activities and the research and development programs and could hinder our ability to obtain corporate partners.

Our ability to commercialize Probuphine effectively depends in large part upon our ability to attract and retain highly qualified sales, marketing and support personnel. We compete in our hiring efforts with other pharmaceutical and biotechnology companies and it may be difficult and could take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required and because of our limited resources.

In addition, we retain scientific and clinical advisors and consultants to assist us in formulating our clinical and commercial strategies. Competition to hire and retain consultants from a limited pool is intense. Further, because these advisors are not our employees, they may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us, and typically they will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred net losses in almost every year since our inception and we may never achieve or sustain profitability.

We have incurred net losses in almost every year since our inception. Our financial statements have been prepared assuming that we will continue as a going concern. For the year ended December 31, 2018 and 2017, we had net losses of approximately $9.3 million and $14.3 million, respectively, and had net cash used in operating activities of approximately $8.4 million and $12.7 million, respectively. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

To date, we have devoted most of our financial resources to our corporate overhead and research and development, including our drug discovery research, preclinical development activities and clinical trials. We expect to continue to incur net losses and negative operating cash flow for the foreseeable future, and we expect these losses to increase as we add infrastructure and personnel to support our transition to a commercial enterprise. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate significant revenues. There can be no assurance that we will ever achieve profitability.

We will require additional proceeds to fund our operations and to continue as a going concern.

We currently estimate that our available cash and cash equivalents at December 31, 2018, together with the approximately $0.6 million received from the subsequent exercise of warrants, will be sufficient to fund our Probuphine commercial efforts and Phase IV clinical program through the third quarter of 2019. We will be required to demonstrate sufficient progress in commercializing Probuphine in this short period of time in order to be able to raise additional funds to expand commercial activities for Probuphine. We will also require additional funds to advance our ProNeura development programs and to complete the regulatory approval process necessary to commercialize any products we might develop. While we are currently evaluating the alternatives available to us, including government grants and third-party collaborations for one or more of our ProNeura programs, our efforts to address our liquidity requirements may not be successful. We will also need additional funds to complete the required post-approval clinical trials and there can be no assurance that any source of capital will be available to us on acceptable terms. In addition, if one or more of the risks discussed in these risk factors occur or our expenses exceed our expectations, we may be required to raise further additional funds sooner than anticipated. The inclusion of a going concern modification in our independent registered public accounting firm’s report for the year ended December 31, 2018, or in any future report, may materially and adversely affect our stock price or our ability to raise new capital.

Our need for future financing may result in the issuance of additional securities which will cause investors to experience dilution.

Our cash requirements may vary from those now planned and may be affected by numerous factors, including the results of our initial commercialization efforts and future research and development activities. We expect our expenses to increase in connection with our ongoing activities, particularly as we expand our infrastructure and, assuming funding is available, continue the research and development and initiate and conduct clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We expect to seek additional funding through a combination of equity offerings or debt financings. Our securities may be offered to other investors at a price lower than the price per share offered to current stockholders, or upon terms which may be deemed more favorable than those offered to current stockholders. In addition, the issuance of securities in any future financing may dilute an investor’s equity ownership and have the effect of depressing the market price for our securities. Moreover, we may issue derivative securities, including options and/or warrants, from time to time, to procure qualified personnel or for other business reasons. The issuance of any such derivative securities, which is at the discretion of our board of directors, may further dilute the equity ownership of our stockholders. No assurance can be given as to our ability to procure additional financing on terms deemed favorable to us. To the extent additional capital is required and cannot be raised successfully, we may then have to limit our then current operations and/or may have to curtail certain, if not all, of our business objectives and plans.

Our net operating losses and research and development tax credits may not be available to reduce future federal and state income tax payments.

At December 31, 2018, we had federal net operating loss and tax credit carryforwards of $263.6 million and $8.8 million, respectively, and state net operating loss and tax credit carryforwards of $107.8 million and $9.0 million, respectively, available to offset future taxable income, if any. Current federal and state tax laws include substantial restrictions on the utilization of net operating loss and tax credits in the event of an ownership change and we cannot assure you that our net operating loss and tax carryforwards will continue to be available.

Our loan agreements contain restrictions on our operations and could result in certain adverse results.

Our Restated Loan Agreement contains a variety of affirmative covenants, including, without limitation, payment obligations, information delivery requirements and certain notice requirements. Additionally, we are bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Restated Loan Agreement without consent of Molteni, as the majority lender, including, without limitation, incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on our assets. Our Convertible Loan agreement with Molteni contains comparable negative covenants. Subject to certain forbearance provisions in effect through December 31, 2019, upon the occurrence of an event of default under the Restated Loan Agreement (subject to any applicable cure periods), all amounts owed thereunder would begin to bear interest at a rate that is 5.0% higher than the rate that would otherwise be applicable and the outstanding loan may be declared immediately due and payable. Furthermore, the loan is secured by a perfected security interest in all of our assets, including our Probuphine and ProNeura intellectual property, which could be foreclosed upon in the event of a default that is not waived or cured.

Risks Related to our Common Stock

Our share price may be volatile, which could subject us to securities class action litigation and prevent you from being able to sell your shares at or above your purchase price.

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	sales levels of Probuphine;

•	the success of our commercial relaunch;

•	results of our clinical trials;

•	results of clinical trials of our competitors’ products;

•	regulatory actions with respect to our products or our competitors’ products;

•	actual or anticipated fluctuations in our financial condition and operating results;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

•	competition from existing products or new products that may emerge;

•	announcements by us, our potential future collaborators or our competitors of significant acquisitions, strategic collaborations, joint ventures, or capital commitments;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	inconsistent trading volume levels of our shares;

•	additions or departures of key management or scientific personnel;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or our other stockholders;

•	market conditions for biopharmaceutical stocks in general; and

•	general economic and market conditions.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of shares of our common stock. In addition, such fluctuations could subject us to securities class action litigation, which could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our common stock will depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. There can be no assurance that analysts will cover us or provide favorable coverage. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Future sales of our common stock, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.

Sales by our stockholders of a substantial number of shares of our common stock in the public market could occur in the future. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

We will seek to raise additional funds, and may finance acquisitions or develop strategic relationships by issuing securities that would dilute your ownership. Depending on the terms available to us, if these activities result in significant dilution, it may negatively impact the trading price of our shares of common stock.

We have financed our operations, and we expect to continue to finance our operations, acquisitions, if any, and the development of strategic relationships by issuing equity and/or convertible securities, which could significantly reduce the percentage ownership of our existing stockholders. Following this offering, raising sufficient capital will likely require an amendment to our certificate of incorporation to increase our authorized capital, an action that will require the affirmative vote of holders of a majority of our then outstanding common stock. Further, any additional financing that we secure, including any debt financing, may require the granting of rights, preferences or privileges senior to, or pari passu with, those of our common stock. Any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our shares of common stock. The holders of any securities or instruments we may issue may have rights superior to the rights of our common stockholders. If we experience dilution from the issuance of additional securities and we grant superior rights to new securities over common stockholders, it may negatively impact the trading price of our shares of common stock and you may lose all or part of your investment.

Failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our common stock.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the stockholders’ equity requirement or the minimum closing bid price requirement, Nasdaq may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions provide that:

•	the authorized number of directors can be changed only by resolution of our board of directors;

•	our bylaws may be amended or repealed by our board of directors or our stockholders;

•	stockholders may not call special meetings of the stockholders or fill vacancies on the board of directors;

•	our board of directors is authorized to issue, without stockholder approval, preferred stock, the rights of which will be determined at the discretion of the board of directors and that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that our board of directors does not approve;

•	our stockholders do not have cumulative voting rights, and therefore our stockholders holding a majority of the shares of common stock outstanding will be able to elect all of our directors; and

•	our stockholders must comply with advance notice provisions to bring business before or nominate directors for election at a stockholder meeting.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or the DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

We have never paid any cash dividends and have no plans to pay any cash dividends in the future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our shares of our preferred or common stock and we do not expect to pay cash dividends in the foreseeable future. In addition, the declaration and payment of cash dividends is restricted under the terms of our existing Loan Agreement. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our preferred or common stock may have will be in the form of appreciation, if any, in the market value of their shares of common stock.

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

	High	Low
Fiscal 2018
Fourth Quarter	$3.78	$1.03
Third Quarter	$6.60	$1.20
Second Quarter	$6.90	$3.60
First Quarter	$8.70	$5.64

Fiscal 2017
Fourth Quarter	$17.10	$6.75
Third Quarter	$12.90	$7.80
Second Quarter	$20.40	$10.80
First Quarter	$28.80	$18.90

(b) Approximate Number of Equity Security Holders

At March 25, 2019, there were 13,413,628 shares of our common stock outstanding held by 121 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

(d)

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrant and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders	565,656	$16.10	104,304
Equity compensation plans not approved by security holders(1)(2)(3)	99,809	$28.34	—
Total	665,465	$17.94	104,304

(1)	Includes 28,197 shares underlying options granted to employees and consultants who are not officers or directors of Titan under our 2001 Employee Non-Qualified Stock Option Plan.

(2)	In May 2009, we granted 18,637 and 9,394 non-qualified stock options outside of our stock option plans to Dr. Rubin and Mr. Bhonsle, respectively, at an exercise price of $26.04 that vested over 48 months from the grant date.

(3)	Includes 42,861 non-qualified stock options and restricted share awards granted to employees, directors and consultants under our 2014 Incentive Plan. For a description of the 2014 Plan, see note 12 to the financial statements.

Performance Graph

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Biotechnology Index. The graph assumes $100 invested on December 31, 2013 and assumes dividends reinvested. Measurement points are at the last trading day of the fiscal years ended December 31, 2014, 2015, 2016, 2017 and 2018. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$6,618	$215	$15,065	$1,671	$3,646
Operating expenses:
Cost of goods sold	538	—	—	—	—
Research and development	7,478	9,648	6,126	4,675	4,075
General and administrative	6,866	5,069	4,596	3,755	3,046
Other income (expense), net	(759)	195	792	(4,520)	1,072
Net income (loss) and comprehensive income (loss)	(9,023)	(14,307)	5,135	(11,279)	(2,403)
Deemed dividend on trigger of downround provision	(285)	—	—	—	—
Net income (loss) applicable to common stockholders	$(9,308)	$(14,307)	$5,135	$(11,279)	$(2,403)
Basic net income (loss) per common share	$(0.78)	$(4.05)	$1.49	$(3.36)	$(0.84)
Diluted net income (loss) per common share	$(0.79)	$(4.22)	$1.20	$(3.36)	$(1.23)
Shares used in computing:
Basic net income (loss) per common share	11,960	3,534	3,457	3,343	2,843
Diluted net income (loss) per common share	11,960	3,538	3,577	3,343	2,844

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$9,295	$7,522	$14,006	$7,857	$15,470
Working capital	9,849	3,846	12,973	7,391	12,921
Total assets	14,095	8,905	18,667	13,287	20,851
Total stockholders’ equity	6,831	857	13,191	6,990	8,611

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a pharmaceutical company developing therapeutics utilizing our proprietary long-term drug delivery platform, ProNeura, for the treatment of select chronic diseases for which steady state delivery of a drug provides an efficacy and/or safety benefit. We have been transitioning to a commercial stage enterprise since May 25, 2018 when we reacquired Probuphine® (buprenorphine) implant, or Probuphine, from Braeburn Pharmaceuticals, Inc., or Braeburn..Probuphine is the first product based on our ProNeura technology approved in the U.S. and Canada for the maintenance treatment of opioid use disorder, or OUD, in eligible patients. Since the reacquisition, we have been implementing a strategic plan aimed at building the foundation to support an effective U.S. product relaunch targeted at select OUD market segments best suited for a product like Probuphine, including the establishment of a small experienced commercial team and the engagement of new strategic partners in the product order and distribution process.

ProNeura consists of a small, solid rod made from a mixture of ethylene-vinyl acetate, or EVA, and a drug substance. The resulting product is a solid matrix that is placed subdermally, normally in the inside part of the upper arm in a short physician office based outpatient procedure, and is removed in a similar manner at the end of the treatment period. The drug substance is released continuously through the process of diffusion-controlled dissolution, resulting in a steady rate of release generally similar to intravenous administration thereby avoiding the fluctuating peak and trough levels of oral dosing that pose problems in many disease settings. We believe that our ProNeura long term drug delivery platform has the potential to be used in the treatment of other chronic conditions where maintaining stable, around the clock blood levels of a medication may benefit the patient and improve medical outcomes. While our primary focus is on the commercialization of Probuphine, we are also engaged in research and development efforts on a product pipeline based on this platform technology.

We operate in only one business segment, the development of pharmaceutical products. We make available free of charge through our website, www.titanpharm.com, our periodic reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Critical Accounting Policies and the Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe the following accounting policies for the years ended December 31, 2018 and 2017 to be applicable:

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

We use the Black-Scholes option pricing model to estimate the fair value method of our awards. Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. We estimate the expected term of stock options granted for the years ended December 31, 2018 and 2017 based on the historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and the expectations of future employee behavior. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. We estimate the pre-vesting forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

Clinical Trial Accruals

We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by CROs and clinical sites. These costs are recorded as a component of research and development expenses. Under our agreements, progress payments are typically made to investigators, clinical sites and CROs. We analyze the progress of the clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. The actual clinical trial costs for studies conducted in the past three years have not differed materially from the estimated projection of expenses.

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

Liquidity and Capital Resources

	2018	2017	2016
	(in thousands)
As of December 31:
Cash and cash equivalents	$9,295	$7,522	$14,006
Working capital	$9,849	$3,846	$12,973
Current ratio	3.9:1	1.9:1	3.7:1

Years Ended December 31:
Cash provided by (used in) operating activities	$(8,431)	$(12,677)	$6,293
Cash used in investing activities	$(416)	$(175)	$(171)
Cash provided by financing activities	$10,620	$6,729	$27

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, the sale of royalty rights and government-sponsored research grants. In the second quarter or 2018, we began generating revenue from the direct sale of products. At December 31, 2018, we had working capital of approximately $9.8 million compared to working capital of approximately $3.8 million at December 31, 2017.

Our operating activities used approximately $8.4 million of cash during the year ended December 31, 2018. This consisted primarily of the net loss for the period of approximately $9.0 million, approximately $1.3 million related to a non-cash gain on inventory received from the Transition Agreement, approximately $0.4 million related to net changes in other operating assets and liabilities and approximately $0.1 million related to non-cash gains resulting from changes in the fair value of derivatives. This was offset in part by non-cash charges of approximately $1.6 million related to share-based compensation expenses, approximately $0.5 million related to non-cash interest expense and approximately $0.4 million related to depreciation and amortization. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses.

Net cash used in investing activities of approximately $0.4 million during the year ended December 31, 2018 was related to purchases of equipment.

Our financing activities provided approximately $10.6 million during the year ended December 31, 2018, which consisted of approximately $9.7 million related to net proceeds from the sale of stock and warrants, approximately $3.3 million from the exercise of warrants and approximately $0.7 million from the issuance of debt. This was offset in part by $3.0 million related to the repayment of debt.

At December 31, 2018, we had restricted cash of approximately $0.4 million. This represents a cash security deposit for an outstanding letter of credit established to fund upcoming EMA filing fees. The letter of credit was cancelled in March 2019 and the restriction on our cash was removed.

In September 2018, we completed an underwritten public offering of units consisting of stock and warrants pursuant to which we received net proceeds of approximately $9.7 million, after deduction of underwriting fees and other offering expenses. Subsequent to the offering, we received an aggregate of $3.3 million from the exercise of warrants sold in the offering.

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

In March 2018, we entered into the Purchase Agreement with Molteni pursuant to which Molteni acquired the European intellectual property related to Probuphine and exclusive commercialization rights in the Molteni Territory. We received an initial payment of €2.0 million (approximately $2.4 million) for the purchased assets and will receive potential additional payments totaling up to €4.5 million (approximately $5.1 million) upon the achievement of certain regulatory and product label milestones. Additionally, we are entitled to receive earn-out payments for up to 15 years on net sales of Probuphine in the Molteni Territory ranging in percentage from the low-teens to the mid-twenties.

In July 2017, we entered into a venture loan and security agreement with Horizon (the “Loan Agreement”) pursuant to which we received an initial loan in the principal amount of $7.0 million. In February 2018, we entered into an amendment to the Loan Agreement pursuant to which we prepaid $3.0 million of the outstanding principal amount and agreed to make an additional $1.0 prepayment to Horizon no later than May 14, 2018. In March 2018, the Loan Agreement was amended and restated (the “Restated Loan Agreement”) by Titan, Horizon and Molteni. Pursuant to the Restated Loan Agreement, Molteni acquired $2.4 million of the $4.0 million principal balance of the loan and assumed majority and administrative control of the debt obligation and the interest only payment and forbearance periods were extended to December 31, 2019. In addition, Molteni has the right to convert its portion of the debt into shares of our common stock at a conversion price of $7.20 per share and is required to effect this conversion of debt to equity if we complete an equity financing resulting in gross proceeds of at least $10.0 million at a price per share in excess of $7.20 and repay the $1.6 million principal balance of Horizon’s loan amount.

At December 31, 2018, we had cash and cash equivalents of approximately $9.3 million, which we believe, along with the $0.6 million received from the subsequent exercise of warrants, are sufficient to fund our planned operations through the third quarter of 2019. Thereafter, we will require additional funds to finance our operations, including the commercialization of Probuphine in the U.S., completion of the Probuphine Phase IV clinical trials mandated by the FDA and advancement of our current ProNeura development programs to later stage clinical studies. Our efforts to obtain additional financing may not be successful.

The following table sets forth the aggregate contractual cash obligations as of December 31, 2018 (in thousands):

	Payments Due by Period
Contractual obligations	Total	< 1 year	1-3 years	3-5 years	5 years+
Operating leases	$762	$299	$463	$—	$—
Debt obligations	$5,432	$626	$4,806	$—	$—
Total contractual cash obligations	$6,194	$925	$5,269	$—	$—

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Product revenues for the year ended December 31, 2018 were approximately $0.5 million reflecting net revenues generated from sales of Probuphine by us after reacquiring the product in late May 2018. There were no product revenues in 2017.

License revenues were approximately $5.4 million and $215,000 for the years ended December 31, 2018 and 2017, respectively. Revenues for the year ended December 31, 2018 reflect approximately $2.1 million related to the up-front payment and amortization of deferred revenue related to the sale to Molteni of the European intellectual property rights to our Probuphine product, approximately $1.1 million related to the amendment to our Purchase Agreement with Molteni in August 2018, approximately $2.1 million related to reacquiring the rights to Probuphine and termination of the Braeburn license, and approximately $32,000 related to the recognition of royalties earned on net sales of our Probuphine product by Braeburn prior to termination of the License Agreement in late May 2018. Revenue for the year ended December 31, 2017 reflects the recognition of royalties earned on net sales of Probuphine.

Grant revenues were approximately $0.7 million for the year ended December 31, 2018. We had no grant revenues for the year ended December 31, 2017.

Cost of goods sold for the year ended December 31, 2018 was approximately $0.5 million. Cost of goods sold reflects costs and expenses associated with sales of our Probuphine product by us after reacquiring the product in May 2018.

 Research and development expenses for 2018 were approximately $7.5 million compared to approximately $9.6 million in 2017, a decrease of approximately $2.1 million, or 22%. The decrease in research and development costs was primarily associated with decreases in external research and development expenses related to the support of our ProNeura product development programs, including the costs associated with the clinical study of the ropinirole implant and the cost of preparing the Probuphine MAA for submission to the EMA, employee related expenses and other research and development expenses. External research and development expenses include direct expenses such as CRO charges, investigator and review board fees, patient expense reimbursements, expenses for NDA preparation and contract manufacturing expenses. During 2018, external research and development expenses were approximately $3.8 million compared to approximately $5.6 million in 2017. Other research and development expenses include internal operating costs such as research and development personnel-related expenses, non-clinical and clinical product development related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this document, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates. However, we anticipate that our research and development expenses will increase in connection with the Probuphine Phase 4 clinical studies commencing in 2019 and our current ProNeura development program and any other ProNeura technology based product development activities we may pursue to the extent these costs are not supported through grants or partners.

Selling, general and administrative expenses for 2018 were approximately $6.9 million compared to approximately $5.1 million in 2017, an increase of approximately $1.8 million, or 35%. The increase in selling, general and administrative expenses was primarily from increases in expenses related to our Probuphine commercial activities, including increases in consulting and other services related costs of approximately $1.0 million, employee related costs of approximately $0.4 million, legal fees of approximately $0.4 million, facilities related costs of approximately $0.1 million, travel costs of approximately $0.1 million. This was offset in part by decreases in non-cash stock-based compensation of approximately $0.2 million.

Net other expense for the year ended December 31, 2018 was approximately $0.8 million, compared to net other income of approximately $0.2 million in 2017. Net other expense in 2018 consisted primarily of $0.1 million related to non-cash gains on changes in the fair value of derivatives offset by approximately $0.9 million consisting of interest expenses related to the Loan Agreement and other expenses. Net other income in 2017 consisted primarily of $0.6 million related to non-cash gains on changes in the fair value of warrant liabilities offset by approximately $0.4 million consisting of interest expenses related to the Loan Agreement and other expenses.

Our net loss applicable to common stockholders for the year ended December 31, 2018 was approximately $9.3 million, or approximately $0.78 per share, compared to our net loss applicable to common stockholders of approximately $14.3 million, or approximately $4.05 per share, for the comparable period in 2017.

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

Our net loss applicable to common stockholders for the year ended December 31, 2017 was approximately $14.3 million, or approximately $4.05 per share, compared to our net income applicable to common stockholders of approximately $5.1 million, or approximately $1.49 per share, for the comparable period in 2016.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and we have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We held no marketable securities at December 31, 2018 and 2017.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

(c) Changes in Internal Control Over Financial Reporting : There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Securities Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors; Executive Officers and Corporate Governance

Set forth below are the name, age and position and a brief account of the business experience of each of our executive officers and directors:

Name	Age	Office	Director Since
Marc Rubin	64	Executive Chairman of the Board	November 2007
Sunil Bhonsle	69	Chief Executive Officer, President and Director	February 2004
Katherine Beebe DeVarney	58	Executive Vice President and Chief Scientific Officer
Dane Hallberg	50	Executive Vice President and Chief Commercial Officer
Joseph A. Akers (1)(2)	73	Director	November 2014
Rajinder Kumar (3)	63	Director	January 2017
M. David MacFarlane (1)(2)(3)	78	Director	May 2002
James R. McNab, Jr. (1)(3)	75	Director	November 2014
Federico Seghi Recli	49	Director	May 2018
Scott A. Smith (2)	57	Director	January 2017

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Governance Committee

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

Sunil Bhonsle served as our Executive Vice President and Chief Operating Officer from September 1995 until December 2008 and was re-engaged as our President in May 2009. Mr. Bhonsle was appointed as our Chief Executive Officer in November 2015. Mr. Bhonsle served in various positions, including Vice President and General Manager — Plasma Supply and Manager — Inventory and Technical Planning, at Bayer Corporation from July 1975 until April 1995. Mr. Bhonsle holds an M.B.A. from the University of California at Berkeley and a B.Tech. in chemical engineering from the Indian Institute of Technology. Based on Mr. Bhonsle’s position as our principal executive officer and his substantial experience in the pharmaceutical industry, particularly in the areas of product development and manufacturing, our Board believes that Mr. Bhonsle has the appropriate set of skills to serve as a member of the Board.

Katherine Beebe DeVarney, Ph.D. joined Titan in February 2007 and currently serves as the Company’s Chief Scientific Officer.   During her 12 years with the Company, she has served in various scientific and medical research and development capacities, with primary responsibility for oversight of the Company’s product research and development, Regulatory Affairs, and Medical Affairs.  Dr. DeVarney has 23 years of experience as a Neuroscientist in the pharmaceutical industry, including positions of increasing responsibility with SmithKline Beecham, GlaxoSmithKline, Merck, and Corcept Therapeutics.  Prior to her pharmaceutical career, Dr. DeVarney was a hospital-based clinician and worked in academic medicine for 10 years.  She received her Ph.D. in Clinical Neuropsychology from George Mason University, and completed a two-year post-doctoral fellowship at Graduate Hospital and the University of Pennsylvania.

Dane Hallberg joined the Company in October 2018 and currently serves as the Company’s Chief Commercial Officer. From October 2011 until December 2017, he served as chief executive officer of Able Star L.L.C., a strategic consultancy and full service agency he founded for market access, pharmaceutical and biotechnology companies. From June 2018 until he began consulting with Titan in September 2018, Mr. Hallberg, served as a strategic consultant to Bristol-Myers Squibb. Mr. Hallberg, who has over 20 years of experience in the healthcare industry, received a B.S. and M.A. from Western Illinois University, and completed the Executive Leadership Program at Cornell University.

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

Federico Seghi Recli has been vice president of Molteni Farmaceutici Polska SP zo.o, since July 1994. From October 2005 until May 2017, he served as chief executive officer of L. Molteni & C. Dei Fratelli Alitti Società di Esercizio S.p.a. (“Molteni”) and was a member of the board of directors of Molteni’s parent holding company until its merger with Molteni effective December 2018. He has also been director of P2-Molteni Pharma Limited (UK) since September 2016 and vice president Business Development of Molteni Therapeutics Srl since September 2018. Mr. Seghi Recli's career experience also includes senior roles with Merck S.p.A, including President and CEO from 2002 until 2005. Mr. Seghi Recli holds a degree in economics from the University of Florence. Based on Mr. Seghi Recli’s management experience in the pharmaceutical industry, our Board believes that Mr. Seghi Recli has the appropriate set of skills to serve as a member of the Board.

Scott A. Smith has served since September 2018 as President of BioAlta, LLC. Prior to this he served in various management capacities with Celgene Corporation since 2008, including President and Chief Operating Officer from 2017 to 2018 and as President, Inflammation and Immunology since August 2014. From 2003 to 2008, he served in various executive capacities with Biovail Pharmaceuticals, Inc. and prior thereto spent 16 years Pharmacia & Upjohn Company. Mr. Smith holds a BSc in Chemistry and Biology and an HBSc in Pharmacology and Toxicology from the University of Western Ontario and a Masters in International Management from the American Graduate School of International Management in Arizona. Based on Mr. Smith’s extensive management experience in the pharmaceutical industry, our Board believes that Mr. Smith has the appropriate set of skills to serve as a member of the Board.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2018.

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

Overview

During 2018, the compensation packages of Dr. Rubin, our Executive Chairman, and Sunil Bhonsle, our Chief Executive Officer and President continued to reflect our current level of operations and resources. The key objectives for 2018 were to support our ProNeura product development programs, the submission of our Probuphine product for approval with the EMA in Europe and its potential licensing with a European partner and the reacquisition of Probuphine commercial rights and subsequent efforts toward relaunch. This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers who served as named executive officers during the year ended December 31, 2018. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year; however, we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation disclosure.

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

The principal elements of our executive compensation program have historically been base salary, long-term equity incentives in the form of stock options or restricted stock awards, eligibility for bonus, post-termination severance and acceleration of stock option vesting for certain named executive officers upon termination and/or a change in control. We also provide other benefits and perquisites have consisting of life, health and disability insurance benefits, and a qualified 401(k) savings plan. Our philosophy has been to position the aggregate of these elements at a level that is competitive within the industry and commensurate with our size and performance recognizing operational needs and limited financial resources during this period.

Base Salaries

During 2018, the base salary of our named executives was based on their respective employment agreements and was reflective of the availability of resources and level of continuing operations at the time the agreements were entered into. Dr. Rubin received an annual salary of $295,000 and Mr. Bhonsle received an annual salary of $395,000. The current employment agreements expire on March 31, 2019 and the Compensation Committee has retained the services of a compensation consultant to advise it in connection with our entry into new agreements with such individuals that reflects the time commitment necessary and the roles such executives will play in implementing our strategic plans.

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

 In March 2018, Dr. Rubin and Mr. Bhonsle were each granted options to purchase 28,334 shares of common stock which vested 25% on the grant date and 25% on each of the three month, six month and nine month anniversaries of the grant date.

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

SUMMARY COMPENSATION TABLE

The following table shows information concerning the annual compensation for services provided to us by our named executive officers for the periods set forth.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards ($) (1)	Stock Awards ($) (1)	All Other Compensation ($)(2)	Total Compensation ($)
Marc Rubin, M.D.	2018	$295,000	$—	$125,079	$—	$—	$420,079
Executive Chairman	2017	295,000	—	207,100	—	—	502,100
	2016	295,000	73,000	245,311	—	—	613,311

Sunil Bhonsle	2018	$395,000	$—	$125,079	$—	$—	$520,079
Chief Executive Officer, President	2017	395,000	—	236,686	—	91,881	723,567
and Principal Financial Officer	2016	395,000	96,000	276,323	—	—	767,323

(1)	Amounts shown represent the grant date fair value computed in accordance with FASB ASC 718. The assumptions used by us with respect to the valuation of option grants and stock awards are set forth in “Titan Pharmaceuticals, Inc. Financial Statements—Notes to Financial Statements—Note 12—Stock Plans.”

(2)	Amounts shown represent the payment of accrued vacation compensation.

GRANTS OF PLAN-BASED AWARDS

The following table shows information concerning grants of plan based awards to named executive officers during the year ended December 31, 2018.

Name	Grant Date	Approval Date(1)	Number of Shares of Common Stock Underlying Awards (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards($)(2)
Marc Rubin, M.D.	3/7/2018	3/6/2018	28,334	(3)	$5.82	$125,079
Sunil Bhonsle	3/7/2018	3/6/2018	28,334	(3)	$5.82	$125,079

(1)	All grants were approved by the Compensation Committee on the dates indicated.
(2)	Valuation assumptions are found under “Titan Pharmaceuticals, Inc. Financial Statements—Notes to Financial Statements—Note 12—Stock Plans.”
(3)	These option grants vested as follows: 25% on the grant date and 25% on each of the three month, six month and nine month anniversaries of the grant date.

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

2001 Stock Option Plan

In August 2001, we adopted the 2001 Employee Non-Qualified Stock Option Plan, or the 2001 NQ Plan, pursuant to which 53,031 shares of common stock were authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan. The 2001 NQ Plan expired by its terms in August 2011. On December 31, 2018, options to purchase an aggregate of 28,917 shares of our common stock were outstanding under the 2001 NQ Plan.

2002 Stock Incentive Plan

In July 2002, we adopted the 2002 Stock Incentive Plan, or the 2002 Plan. Under the 2002 Plan, as amended, a total of approximately 217,000 shares of our common stock were authorized for issuance to employees, officers, directors, consultants, and advisers. The 2002 Plan expired by its terms in July 2012. On December 31, 2018, options to purchase an aggregate of 86,626 shares of our common stock were outstanding under the 2002 Plan.

2014 Incentive Plan

In February 2014, our Board adopted the 2014 Incentive Plan, or the 2014 Plan, pursuant to which 75,758 shares of our common stock were authorized for issuance to employees, directors, officers, consultants and advisors. On December 31, 2018, options to purchase 42,861 shares of our common stock were outstanding under the 2014 Plan.

2015 Omnibus Equity Incentive Plan

In August 2015, our stockholders approved the 2015 Omnibus Equity Incentive Plan, or the 2015 Plan. The 2015 Plan, as amended in August 2018, authorized a total of 583,334 shares of our common stock for issuance to employees, directors, officers, consultants and advisors. On December 31, 2018, options to purchase 479,030 shares of our common stock were outstanding under the 2015 Plan. Subsequent to year end, the 2015 Plan was further amended to increase the number of authorized shares eligible for awards thereunder to 1,666,667.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2018.

	Option Awards
Name	Number of Securities Underlying Unexercised Awards (#) Exercisable	Number of Securities Underlying Unexercised Awards (#) Unexercisable		Exercise Price ($)	Expiration Date
Marc Rubin, M.D.	3,031	—		26.04	5/17/2019
	455	—		26.04	5/17/2019
	8,637	—		26.04	5/17/2019
	18,637	—		26.04	5/17/2019
	4,546	—		46.20	4/15/2021
	7,576	—		37.92	1/3/2022
	6,061	—		19.80	3/16/2025
	15,150	—		30.60	12/14/2025
	13,184	—		30.60	02/02/2026
	10,695	973	(1)	23.40	02/13/2027
	28,334	—		5.82	03/07/2028
Sunil Bhonsle	3,031	—		26.04	5/17/2019
	304	—		26.04	5/17/2019
	11,819	—		26.04	5/17/2019
	9,394	—		26.04	5/17/2019
	6,061	—		46.20	4/15/2021
	9,091	—		37.92	1/3/2022
	7,273	—		19.80	3/16/2025
	15,150	—		30.60	12/14/2025
	14,850	—		30.60	2/02/2026
	12,223	1,112	(1)	23.40	02/13/2027
	28,334	—		5.82	03/07/2028

(1)	These option grants vest monthly over 24 months from the grant date.

There were no option exercises by our named executive officers during 2018.

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

Employment Agreements

In September 2016, we entered into employment agreements, as amended on August 9, 2018, with Dr. Rubin and Mr. Bhonsle providing for base annual salaries of $295,000 and 395,000, respectively. The employment agreements contain the following terms:

•	Bonuses. The executive may, at the sole discretion of the board of directors or the compensation committee, be considered for an annual bonus of up to 50% of his then base salary, payable in cash or awards under the Company’s equity incentive plan.

•	Term; Termination. The Employment Agreements have a 30 month term expiring on March 31, 2019 but may be terminated by the Company for any reason at any time. In the event of termination by the Company without cause or by the executive for good reason not in connection with a change of control, as those terms are defined in such agreements, the executive is entitled to (i) severance for the greater of 12 months or the balance of the term, (ii) a pro rata portion of any annual bonus, (iii) 12 months of COBRA payments, and (iv) the immediate accelerated vesting of any unvested restricted shares and stock options. In the event such a termination is within 30 days prior to or six months following a change of control, the executive is entitled to an additional six months of COBRA payments.

•	Restrictive Covenants. The Employment Agreements contain one-year post-termination noncompetition and non-solicitation provisions.

•	Clawback. The Employment Agreements contain a two-year post-termination clawback of benefits provision in the event of a restatement of financial results upon which such benefits were based.

DIRECTOR COMPENSATION

Summary of Director Compensation

The following table summarizes compensation that our directors earned during 2018 for services as members of our Board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph A. Akers (2)	$57,500	$—	$—	$—	$—	$—	$57,500
Rajinder Kumar (3)	50,000	—	—	—	—	—	50,000
M. David MacFarlane, Ph.D. (4)	60,000	—	—	—	—	—	60,000
James R. McNab, Jr. (5)	57,500	—	—	—	—	—	57,500
Federico Seghi Recli (6)	28,125	—	3,242	—	—	—	31,367
Scott A. Smith (7)	52,500	—	—	—	—	—	52,500

(1)	Valuation assumptions are found under “Titan Pharmaceuticals, Inc. Financial Statements—Notes to Financial Statements—Note 12—Stock Plans.”

(2)	The aggregate number of option awards held at December 31, 2018 was 6,138.
(3)	The aggregate number of option awards held at December 31, 2018 was 2,501.
(4)	The aggregate number of option awards held at December 31, 2018 was 9,551.
(5)	The aggregate number of option awards held at December 31, 2018 was 6,138.
(6)	The aggregate number of option awards held at December 31, 2018 was 835.
(7)	The aggregate number of option awards held at December 31, 2018 was 2,501.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 25, 2019, the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (ii) each director and director nominee; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. As of March 25, 2019, we had 13,413,628 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percent of Shares Beneficially Owned
Joseph A. Akers	74,974	(3)	*
Sunil Bhonsle	225,821	(4)	1.7%
Rajinder Kumar, Ph.D.	2,501	(5)	*
M. David MacFarlane, Ph.D.	39,327	(6)	*
James R. McNab, Jr.	89,475	(7)	*
Marc Rubin, M.D.	245,916	(8)	1.8%
Federico Seghi Recli	134,310	(9)	1.0%
Scott A. Smith	2,501	(10)	*
All executive officers and directors as a group (8) persons	814,825		5.9%

*	Less than one percent.

(1)	Unless otherwise indicated, the address of such individual is c/o Titan Pharmaceuticals, Inc., 400 Oyster Point Boulevard, Suite 505, South San Francisco, California 94080.

(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of a person, shares of our common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 25, 2019 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

(3)	Includes (i) 6,138 shares issuable upon exercise of outstanding options and (ii) 33,334 shares issuable upon exercise of outstanding warrants.

(4)	Includes (i) 94,059 shares issuable upon exercise of outstanding options, (ii) 50,000 shares issuable upon exercise of outstanding warrants and (iii) 9,117 shares held in a family trust for which he serves as trustee.

(5)	Includes 2,501 shares issuable upon exercise of outstanding options.

(6)	Includes 8,944 shares issuable upon exercise of outstanding options and (ii) 13,334 shares issuable upon exercise of outstanding warrants.

(7)	Includes 6,138 shares issuable upon exercise of outstanding options and (ii) 33,334 shares issuable upon exercise of outstanding warrants.

(8)	Includes 86,521 shares issuable upon exercise of outstanding options and (ii) 66,667 shares issuable upon exercise of outstanding warrants.

(9)	Includes 834 shares issuable upon exercise of outstanding options. Does not include 777,743 shares issuable upon conversion of notes and exercise of warrants held by Molteni. Mr. Seghi Recli does not have voting or dispositive power over, and disclaims beneficial ownership of, such underlying shares, except to the extent of his direct pecuniary interest therein. The shares attributed to Molteni are subject to a 4.99% exercise limitation.

(10)	Includes 2,501 shares issuable upon exercise of outstanding options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions.

None.

Independence of Directors

The following members of our Board meet the independence requirements and standards currently established by the NYSE MKT: Joseph A. Akers, Rajinder Kumar, M. David MacFarlane, James R. McNab, Jr., Federico Seghi Recli and Scott A. Smith.

Board Committees

Our Board has established the following three standing committees: audit committee; compensation committee; and nominating and governance committee, or nominating committee.

The audit committee was formed in compliance with Section 3(a)(58)(A) of the Exchange Act and consists of Joseph A. Akers, M. David MacFarlane and James R. McNab, Jr., each of whom meets the independence requirements and standards currently established by the NYSE MKT and the SEC. In addition, the Board has determined that Messr. Akers is an “audit committee financial expert” and “independent” as defined under the relevant rules of the SEC and the NYSE MKT. The audit committee assists the Board by overseeing the performance of the independent auditors and the quality and integrity of Titan’s internal accounting, auditing and financial reporting practices. The audit committee is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees. During the fiscal year ended December 31, 2018, the audit committee met four times.

The compensation committee makes recommendations to the Board concerning salaries and incentive compensation for our officers, including our Principal Executive Officer, and employees and administers our stock option plans. The compensation committee consists of Joseph A. Akers, M. David MacFarlane and Scott A. Smith, each of whom meets the independence requirements and standards currently established by the NYSE MKT. The compensation committee did not meet as a separate committee, but took action by written consent two times during the fiscal year ended December 31, 2018.

The purpose of the governance committee is to assist the Board in identifying qualified individuals to become Board members, in determining the composition of the Board and in monitoring the process to assess Board effectiveness. The governance committee consists of James R. McNab, Jr., Rajinder Kumar and M. David MacFarlane who meet the independence requirements and standards currently established by the NYSE MKT. The governance committee did not meet as a separate committee or take action by written consent during the fiscal year ended December 31, 2018.

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

Board Meetings

Our business and affairs are managed under the direction of our Board, which is currently composed of eight members. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling and direction to our management. During the fiscal year ended December 31, 2018, the Board met 18 times and no director attended fewer than 75% of the meetings of the Board and Board committees of which the director was a member.

Item 14.	Principal Accounting Fees and Services.

Aggregate fees billed by OUM & Co. LLP, an independent registered public accounting firm, during the fiscal years ended December 31, 2018 and 2017 were as follows:

	2018	2017
Audit Fees	$302,204	$210,824
Audit-Related Fees	3,159	6,693
Tax Fees	43,500	15,000
All Other Fees	—	—
Total	$348,863	$232,517

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

All Other Fees —During the years ended December 31, 2018 and 2017, OUM & Co. LLP did not incur any fees for other professional services.

The audit committee reviewed and approved all audit and non-audit services provided by OUM & Co. LLP and concluded that these services were compatible with maintaining its independence. The audit committee approved the provision of all non-audit services by OUM & Co. LLP. Of the total number of hours expended during OUM & Co. LLP’s engagement to audit our financial statements for the year ended December 31, 2018, none of the hours were attributed to work performed by persons other than permanent, full-time employees of OUM & Co. LLP.

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

TITAN PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Titan Pharmaceuticals, Inc.

South San Francisco, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Titan Pharmaceuticals, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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
March 30, 2019
We have served as the Company's auditor since 2004.

TITAN PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,
	2018	2017
	(in thousands, except share and per share data )
Assets
Current assets:
Cash and cash equivalents	$9,295	$7,522
Restricted cash	361	361
Receivables	1,737	65
Inventory	1,262	—
Contract assets	99	—
Prepaid expenses and other current assets	547	362
Total current assets	13,301	8,310
Property and equipment, net	794	595
Total Assets	$14,095	$8,905
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,526	$821
Accrued clinical trials expenses	620	289
Other accrued liabilities	466	354
Deferred revenue	313	—
Current portion of long-term debt, net of debt discount of $123,000	527	3,000
Total current liabilities	3,452	4,464
Long-term debt, net of debt discount of $543,000 and $497,000	3,787	3,584
Derivative liability	25	—
Total Liabilities	7,264	8,048
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized, none issued and outstanding at December 31, 2018 and 2017.	—	—
Common stock, at amounts paid-in, $0.001 par value per share; 125,000,000 shares authorized, 13,010,292 and 3,533,958 shares issued and outstanding at December 31, 2018 and 2017, respectively.	13	4
Additional paid-in capital	339,397	324,124
Accumulated deficit	(332,579)	(323,271)
Total stockholders’ equity	6,831	857
Total Liabilities and Stockholders’ Equity	$14,095	$8,905

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
	2018	2017	2016
	(in thousands, except per share amount)
Revenue:
License revenue	$5,376	$215	$15,065
Product revenue	535	—	—
Grant revenue	707	—	—
Total revenue	6,618	215	15,065
Operating expenses:
Cost of goods sold	538	—	—
Research and development	7,478	9,648	6,126
Selling, general and administrative	6,866	5,069	4,596
Total operating expenses	14,882	14,717	10,722
Income (loss) from operations	(8,264)	(14,502)	4,343
Other income (expense):
Interest income (expense), net	(887)	(369)	37
Other expense, net	(6)	(55)	(70)
Non-cash gain on changes in the fair value of warrants	—	619	825
Non-cash gain on changes in the fair value of derivatives	134	—	—
Other income (expense), net	(759)	195	792
Net income (loss) and comprehensive income (loss)	(9,023)	(14,307)	5,135
Deemed dividend on trigger of down round provision	(285)	—	—
Net income (loss) applicable to common stockholders	$(9,308)	$(14,307)	$5,135
Basic net income (loss) per common share	$(0.78)	$(4.05)	$1.49
Diluted net income (loss) per common share	$(0.79)	$(4.22)	$1.20
Weighted average shares used in computing basic net income (loss) per common share	11,960	3,534	3,457
Weighted average shares used in computing diluted net income (loss) per common share	11,960	3,538	3,577

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2015	—	$—	3,344	$3	$321,086	$(314,099)	$—	$6,990
Net income						5,135		5,135
Issuance of common stock upon exercise of warrants, net			188					—
Issuance of common stock upon exercise of options, net			2	1	26			27
Stock-based compensation					1,039			1,039
Balances at December 31, 2016	—	—	3,534	4	322,151	(308,964)	—	13,191
Net loss						(14,307)		(14,307)
Issuance of warrants to purchase common stock, net					286			286
Stock-based compensation					1,687			1,687
Balances at December 31, 2017	—	—	3,534	4	324,124	(323,271)	—	857
Net loss						(9,023)		(9,023)
Issuance of warrants to purchase common stock, net					527			527
Issuance of common stock, net			1,815	2	2,435			2,437
Issuance of preferred stock, net	8				7,214			7,214
Issuance of common stock upon conversion of preferred stock, net	(8)		5,483	5	(11)			(6)
Issuance of common stock upon exercise of warrants, net			2,178	2	3,266			3,268
Stock-based compensation					1,557			1,557
Deemed dividend resulting from downround provision					285	(285)		—
Balances at December 31, 2018	—	$—	13,010	$13	$339,397	$(332,579)	$—	$6,831

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2018	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(9,023)	$(14,307)	$5,135
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash gain on inventory received from termination of license agreement	(1,293)	—	—
Depreciation and amortization	380	417	377
Non-cash interest expense	490	141	—
Non-cash gain on changes in fair value of warrants	—	(619)	(825)
Non-cash gain on changes in fair value of derivatives	(134)	—	—
Stock-based compensation	1,557	1,687	1,039
Changes in operating assets and liabilities:
Receivables	(1,672)	3,522	626
Inventory	31	—	—
Contract assets	120	—	—
Prepaid expenses and other assets	(185)	(125)	(63)
Accounts payable	542	(2,194)	(1,143)
Other accrued liabilities	443	(1,199)	1,147
Deferred revenue	313	—	—
Net cash provided by (used in) operating activities	(8,431)	(12,677)	6,293
Cash flows from investing activities:
Purchases of furniture and equipment	(416)	(175)	(171)
Net cash used in investing activities	(416)	(175)	(171)
Cash flows from financing activities:
Sale of common & preferred stock	9,651	—	—
Issuance of warrants	51	—	—
Proceeds from issuance of common stock from the exercise of stock options	—	—	27
Proceeds from the exercise of warrants	3,268	—	—
Proceeds from the issuance of debt	650	6,729	—
Payments on long-term debt	(3,000)	—	—
Net cash provided by financing activities	10,620	6,729	27
Net increase (decrease) in cash	1,773	(6,123)	6,149
Cash, cash equivalents and restricted cash at beginning of period	7,883	14,006	7,857
Cash, cash equivalents and restricted cash at end of period	$9,656	$7,883	$14,006
Supplemental disclosure of cash flow information
Interest paid	$471	$298	$—
Warrants issued	$6,348	$287	$—
Derivatives issued	$159	$—	$—
Deemed dividend on trigger of down round provision	$285	$—	$—
Purchases of property and equipment in accounts payable	$163	$—	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	2018	2017	2016
Cash and cash equivalents	$9,295	$7,522	$14,006
Restricted cash	361	361	—
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$9,656	$7,883	$14,006

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

The Company

We are a pharmaceutical company developing therapeutics for the treatment of select chronic diseases utilizing our proprietary long-term drug delivery platform, ProNeura™, and we are currently transitioning to a commercial stage enterprise having re-acquired Probuphine® in May 2018, our first product approved in the U.S. for the maintenance treatment of opioid dependence. We operate in only one business segment, the development and commercialization of pharmaceutical products. All share and per share amounts give retroactive effect to a 1 for 6 reverse stock split effected in January 2019. See Note 14 “Subsequent Events.”

The accompanying financial statements have been prepared assuming we will continue as a going concern.

At December 31, 2018, we had cash and cash equivalents of approximately $9.3 million, which we believe, along with the $0.6 million received from the subsequent exercise of warrants, are sufficient to fund our planned operations through the third quarter of 2019. Thereafter, we will require additional funds to finance our operations, including the commercialization of Probuphine in the U.S., completion of the Probuphine Phase IV clinical trials mandated by the FDA and advancement of our current ProNeura development programs to later stage clinical studies. Our efforts to obtain additional financing may not be successful.

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

Based upon the above assessment, we concluded that, at the date of filing the financial statements in this Annual Report on Form 10-K for the year ended December 31, 2018, we did not have sufficient cash to fund our operations for the next 12 months without additional funds and, therefore, there was substantial doubt about our ability to continue as a going concern within 12 months after the date the financial statements were issued.

Stock-Based Compensation

We recognize compensation expense using a fair-value based method, for all stock-based payments including stock options and restricted stock awards and stock issued under an employee stock purchase plan. These standards require companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. See Note 12 “Stock Plans,” for a discussion of our stock-based compensation plans. Our non-cash stock-based compensation expense related to employees, non-employee members of our Board and consultants totaled approximately $1.6 million, $1.7 million and $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

All investments with original maturities of three months or less are considered to be cash equivalents. Marketable securities, consisting primarily of high-grade debt securities, U.S. government and corporate notes and bonds, and commercial paper, are classified as available-for-sale at time of purchase and carried at fair value. If the fair value of a security is below its amortized cost and we plan to sell the security before recovering its cost, the impairment is considered to be other-than-temporary. Other-than-temporary declines in fair value of our marketable securities are charged against interest income. We had money market funds of approximately $8.9 million and $7.4 million as of December 31, 2018 and 2017, respectively, included in our cash and cash equivalents. We did not hold any marketable securities as of December 31, 2018 and 2017.

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

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share for the years ended December 31, 2018, 2017 and 2016:

	Years ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Numerator:
Net income (loss) used for basic earnings per share	$(9,308)	$(14,307)	$5,135
Less change in fair value of warrant liability	—	619	825
Less change in fair value of derivatives	134	—	—
Net income (loss) used for diluted earnings per share	$(9,442)	$(14,926)	$4,310
Denominator:
Basic weighted-average outstanding common shares	11,960	3,534	3,457
Effect of dilutive potential common shares resulting from options	—	—	24
Effect of dilutive potential common shares resulting from warrants	—	4	96
Weighted-average shares outstanding—diluted	11,960	3,538	3,577
Net income (loss) per common share:
Basic	$(0.78)	$(4.05)	$1.49
Diluted	$(0.79)	$(4.22)	$1.20

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of shares of common stock outstanding used for the calculation of diluted net income (loss) per common share. These are excluded from the calculation due to their anti-dilutive effect for the years ended December 31, 2018, 2017 and 2016:

	Years ended December 31,
(in thousands)	2018	2017	2016
Weighted-average anti-dilutive common shares resulting from options and awards	588	393	214
Weighted-average anti-dilutive common shares resulting from warrants	264	203	—
	852	596	214

Comprehensive Income (Loss)

Comprehensive income and loss for the periods presented is comprised solely of our net income and loss. Comprehensive loss for the years ended December 31, 2018 and 2017 were $ 9.0 million and 14.3 million, respectively. Comprehensive income for the year ended December 31, 2016 was $ 5.1 million.

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash . ASU No. 2016-18 is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the Statements of Cash Flows. The ASU requires that the Statements of Cash Flows explain the change in total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The ASU also requires a reconciliation between the total of cash, cash equivalents and restricted cash presented on the Statements of Cash Flows and the cash and cash equivalents balance presented on the Balance Sheets. We adopted ASU No. 2016-18, and the guidance has been retrospectively applied to all periods presented. The adoption of the guidance did not have an impact on our Balance Sheets or Statements of Operations and Comprehensive Income (Loss).

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements which provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. We are currently in the process of evaluating the transition method. Unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases (i.e. operating and capital leases) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We expect to adopt this standard beginning in 2019 and do not expect that this standard will have a material impact on our statements of operations and comprehensive loss; however, we expect that upon adoption, this standard will impact the carrying value of our assets and liabilities on our balance sheets as a result of the requirement to record right-of-use assets and corresponding lease obligations for current operating leases. We are still evaluating whether there are other existing contracts that may become leases under the new lease standard, and the impact of the adoption of this standard on our financial statements and disclosures. We will continue to monitor additional modifications, clarifications or interpretations undertaken by the FASB that may impact our current conclusions, and will expand our analysis to include any new lease arrangements initiated prior to adoption.

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

Subsequent Events

We have evaluated events that have occurred subsequent to December 31, 2018 and through the date that the financial statements are issued.

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

Financial instruments, including receivables, accounts payable and accrued liabilities are carried at cost, which we believe approximates fair value due to the short-term nature of these instruments. The $8.9 million and $7.4 million fair values of money market funds as of December 31, 2018 and 2017 included in our cash and cash equivalents, are classified as Level 1 and were derived from quoted market prices as active markets for these instruments exists. Our warrant liabilities are classified within level 3 of the fair value hierarchy because the value is calculated using significant judgment based on our own assumptions in the valuation of these liabilities.

As a result of the fair value adjustment of the warrant liabilities, we recorded no gains or losses on changes in the fair value during the year ended December 31, 2018. We recorded a non-cash gain on decreases in the fair value of approximately $619,000 during the year ended December 31, 2017 in our Statements of Operations and Comprehensive Income (Loss). See Note 7, “Warrant Liability” for further discussion on the calculation of the fair value of the warrant liability.

We recorded non-cash gains of approximately $134,000 related to decreases in the fair value of our derivative liability for the year ended December 31, 2018. See Note 5 “Molteni Purchase Agreement” for further discussion on the calculation of the fair value of the derivative liability.

The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the years ended December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Fair value, beginning of period	$—	$619
Issuance of derivatives	159	—
Change in fair value	(134)	(619)
Fair value, end of period	$25	$—

2. Property and Equipment

Property and equipment consisted of the following at December 31, 2018 and 2017 (in thousands):

	2018	2017
Furniture and office equipment	$388	$388
Leasehold improvements	408	408
Laboratory equipment	3,249	2,690
Computer equipment	1,188	1,168
	5,233	4,654
Less accumulated depreciation and amortization	(4,439)	(4,059)
Property and equipment, net	$794	$595

Depreciation and amortization expense was $380,000, $417,000 and $377,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

3. Research and License Agreements

We have entered into various agreements with research institutions, universities, clinical research organizations and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities.

We have no annual payment requirements to maintain our current licenses. Certain licenses provide for the payment of royalties by us on future product sales, if any. In addition, in order to maintain these licenses and other rights during product development, we must comply with various conditions including the payment of patent-related costs.

4. Braeburn License

Until its termination in May 2018, we were party to a license agreement (as amended, the “License Agreement”) pursuant to which we had granted Braeburn the exclusive commercialization rights to Probuphine in the United States and its territories and Canada. Under the License Agreement, we received certain milestone payments, as well as royalties on net sales of Probuphine. The License Agreement provided for us to be reimbursed by Braeburn for any development services and activities undertaken at Braeburn’s request. Under ASC 606, there was no change in the amount or timing of revenue recognized under the License Agreement. In February 2016, Braeburn sublicensed rights to develop and commercialize Probuphine in Canada to Knight.

On May 25, 2018, we entered into the Transition Agreement with Braeburn pursuant to which we regained all rights to the commercialization and clinical development of Probuphine in the United States and Canada. Braeburn paid us $1.0 million, transferred inventory to us with a value of approximately $1.1 million and agreed to provide support services through December 28, 2018. In addition, the Transition Agreement provided for the immediate transfer to us of all regulatory documentation and development data related to Probuphine. The estimated fair value of the inventory received was determined using available inputs such as existing supply agreements, prior selling prices and remaining life to expiration. We recognized approximately $2.1 million of license related revenue related to this transaction during the three month period ended June 30, 2018. The sublicense to Knight was assigned to Titan as part of the Transition Agreement.

As of December 31, 2018, we have recognized approximately $15.0 million in license revenue related to the up-front payment we received upon execution of the License Agreement. In addition, we received a $15.0 million milestone payment from Braeburn following the achievement of FDA approval of the product NDA. As such, upon receipt of FDA approval our obligation was fulfilled and we recognized the $15.0 million regulatory milestone payment from Braeburn in accordance with the milestone method of revenue recognition. We have recognized approximately $312,000 of royalty revenue on net sales of Probuphine prior to termination of the License Agreement. Internal and external research and development costs related to this product have been expensed in the period incurred.

5. Molteni Purchase Agreement

On March 21, 2018, we entered into the Purchase Agreement with Molteni pursuant to which Molteni acquired the European intellectual property related to Probuphine, including the MAA under review by the EMA, and will have the exclusive right to commercialize the Probuphine product supplied by us in the Molteni Territory.

We received an initial payment of €2.0 million (approximately $2.4 million) for the purchased assets and will receive additional potential payments upon the achievement of certain regulatory and product label milestones. Additionally, we are entitled to receive earn-out payments for up to 15 years on net sales of Probuphine in the Molteni Territory ranging in percentage from the low-teens to the mid-twenties.

We concluded that the performance obligations identified in the Purchase Agreement included the transfer of the intellectual property and our efforts towards the approval by the EMA and other regulatory bodies. The initial closing payment was allocated between the property transfer and our EMA efforts as set forth below.

We used the expected cost-plus approach to estimate the standalone selling price of approximately $1.4 million related to our efforts towards the approval by the EMA and other regulatory bodies. This includes employee related expenses as well as other manufacturing, regulatory and clinical costs which will be incurred as part of our efforts. At the time of the agreement, we believed that the services would be at a consistent rate and would be substantially complete as of December 31, 2018. As such, we recognized the revenue ratably at an amount equal to approximately $157,000 per month through June 30, 2018. We currently estimate that the services will likely extend until March 31, 2019 and we will recognize the revenue ratably at an amount equal to approximately $104,000 per month over the period from July 1, 2018 through March 31, 2019. If the facts and circumstances change, we will reassess these assumptions. The costs associated with these services will be expensed over the same period.

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

The following table presents changes in contract assets and liabilities during the year ended December 31, 2018:

(in thousands)	Beginning Balance	Additions	Deductions	Ending Balance
Year ended December 31, 2018
Contract assets	$—	$291	$(192)	$99
Contract liabilities:
Deferred revenue	$—	$2,448	$(2,135)	$313

On August 3, 2018, we entered into an amendment (the “Amendment”) to the Purchase Agreement with Molteni. Under the Amendment, Molteni made an immediate payment to us of €950,000 (approximately $1.1 million) and committed to make a convertible loan to us of €550,000 (approximately $0.6 million) provided we have submitted our response to the 120-day letter from the EMA on or prior to September 14, 2018 in accordance with the Amendment, both in exchange for the elimination of an aggregate of €2.0 million (approximately $2.3 million) of regulatory milestones provided for in the Purchase Agreement that are potentially payable in 2019, at the earliest. The loan (the “Convertible Loan”) was made on September 18, 2018 and will convert automatically into shares of our common stock upon the issuance by the EMA of marketing approval for Probuphine at a conversion price per share equal to the lower of (i) the closing price on the loan funding date ($3.42 per share) or (ii) the closing price on the conversion date. In the event the EMA has not granted marketing approval by December 31, 2019, the Convertible Loan will become due and payable, together with accrued interest at the rate of one-month LIBOR (to the extent in excess of 1.10%) plus 9.50% per annum. We concluded that the approximately $1.1 million immediate payment by Molteni reflected a milestone payment with no additional obligations to us and therefore was recognized as revenue during the three month period ended September 30, 2018. Due to the conversion provision of the Convertible Loan, ASC 815, Derivatives and Hedging required that we classify this as an embedded derivative and changes in the fair value were recorded in the Statements of Operations and Comprehensive Loss. The Convertible Loan contains other covenants and events of default substantially consistent with the Restated Loan Agreement described in Note 8. “Debt Agreements.”

The key assumptions used to value the Convertible Loan embedded derivative were as follows:

Assumption
Date of issuance	September 18, 2018
Expected price volatility	87%
Expected term (in years)	0.75
Risk-free interest rate	2.32%
Dividend yield	0.00%
Fair value of conversion provision	$158,530

Assumption
Valuation date	December 31, 2018
Expected price volatility	135%
Expected term (in years)	0.50
Risk-free interest rate	2.51%
Dividend yield	0.00%
Fair value of conversion provision	$25,064

6. Commitments and Contingencies

Lease Commitments

We lease our facilities under an operating lease that expires in June 2021. Rent expense was $286,000, $293,000, and $257,000 for years ended December 31, 2018, 2017, and 2016, respectively.

The following is a schedule of future minimum lease payments at December 31, 2018 (in thousands):

2019	$299
2020	308
2021	155
2022 and thereafter	—
$762

Legal Proceedings

There are no ongoing legal proceedings against our company.

7. Warrant Liability

Until they expired by their terms on April 18, 2018, we had warrants outstanding to purchase an aggregate of 163,900 shares of common stock at an exercise price of $29.10 per share. The warrants contained a provision where the warrant holder had the option to receive cash equal to the Black Scholes fair value of the remaining unexercised portion of the warrant as cash settlement in the event that there was a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity required that these warrants be classified as liabilities. The fair value of these warrants was determined using the Lattice valuation model, and the changes in the fair value were recorded in the Statements of Operations and Comprehensive Loss.

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

In connection with the Loan Agreement, we issued Horizon seven-year warrants to purchase an aggregate of 46,770 shares of our common stock (“Horizon Warrants”). The per share exercise price of the Horizon Warrants was the lower of (i) $11.76 or (ii) the price per share of any securities that may be issued by the Company in an equity financing during the next 18 months. We issued Horizon an additional warrant that will only become exercisable upon the funding of the second tranche of the loan, the number of shares and exercise price to be calculated at such time. We agreed to file a registration statement covering the resale of the shares underlying the Horizon Warrants. In accordance with ASC 480, Distinguishing Liabilities from Equity, as amended by ASU, No. 2017-11, which we early adopted during 2017, these warrants have been classified as equity. The fair value of these warrants at the time of issuance was determined using a Lattice valuation model and was recorded in the Balance Sheet.

The key assumptions used to value the Horizon Warrants were as follows:

Assumption
Date of issuance	July 27, 2017
Expected price volatility	47%
Expected term (in years)	7.00
Risk-free interest rate	2.12%
Dividend yield	0.00%
Weighted-average fair value of warrants	$6.12

In connection with the closing of the Offering on September 25, 2018, the Horizon Warrants became exercisable to purchase an aggregate of 366,668 shares of common stock at an exercise price of $1.50 per share.

In accordance with the guidance in ASU 2017-11, we recognized the effect of triggering the down round feature as a dividend in our Balance Sheets at December 31, 2018 and as an addition to net loss attributable to common stockholders and in our calculation of basic and fully diluted earnings per share in our Statements of Operations and Comprehensive Loss for the year ended December 31, 2018. We calculated the dividend of approximately $0.3 million resulting from the trigger of the down round provision on September 25, 2018 using the Black Scholes Option Pricing Model and the assumptions indicated in the table below:

Assumption	Pre-reset	Post-reset
Exercise price per share	$11.76	$1.50
Expected price volatility	71%	71%
Expected term (in years)	5.84	5.84
Risk-free interest rate	3.02%	3.02%
Dividend yield	0.00%	0.00%
Weighted-average fair value of warrants	$0.30	$0.84

On February 2, 2018, we entered into an amendment to the Original Loan Agreement (the “Amended Loan Agreement”) pursuant to which we prepaid $3.0 million of the outstanding $7.0 million principal amount and provided Horizon with a lien on our intellectual property. The other terms of the Original Loan Agreement remained unchanged.

On March 21, 2018, we entered into an Amended and Restated Venture Loan and Security Agreement (the “Restated Loan Agreement”) with Horizon and Molteni pursuant to which Horizon assigned approximately $2.4 million of the $4.0 million outstanding principal balance of the loan to Molteni and Molteni was appointed collateral agent and assumed majority and administrative control of the debt. Under the Restated Loan Agreement, the interest only payment and forbearance periods were extended to December 31, 2019. In addition, Molteni has the right to convert its portion of the debt into shares of our common stock at a conversion price of $7.20 per share and is required to effect this conversion of debt to equity if we complete an equity financing resulting in gross proceeds of at least $10.0 million at a price per share of common stock in excess of $7.20 and repay the $1.6 million balance of Horizon’s loan amount. The lien on our intellectual property remains in place at this time. As the present value of the cash flows under the terms of the Restated Loan Agreement is less than 10% different from the remaining cash flows under the terms of the Amended Loan Agreement prior to being amended and restated, the Restated Loan Agreement was accounted for as a debt modification. Accordingly, expenses incurred as a result of the modification were expensed as incurred and the previously deferred fees and costs related to the debt will continue to be amortized over the remaining term along with the related warrants issued as part of the agreement described in Note 9 “Rights Agreement.”

In connection with the Restated Loan Agreement, we issued Horizon seven-year warrants to purchase 6,667 shares of our common stock at an exercise price of $7.20 per share. The new Horizon warrants have been classified as equity and their fair value at the time of issuance was determined using a Black Scholes valuation model and was recorded in the Balance Sheets as a discount to the debt obligation.

The key assumptions used to value the new Horizon warrants were as follows:

Assumption
Date of issuance	March 21, 2018
Expected price volatility	86%
Expected term (in years)	7.00
Risk-free interest rate	2.82%
Dividend yield	0.00%
Weighted-average fair value of warrants	$4.86

9. Rights Agreement

In consideration of Molteni’s entry into the Restated Loan Agreement and the Purchase Agreement, on March 21, 2018, we entered into an agreement (as amended in May 2018, the “Rights Agreement”) with Molteni pursuant to which we agreed to (i) issue Molteni seven-year warrants to purchase 90,000 shares of our common stock at an exercise price of $7.20 per share (the “Molteni Warrants”), (ii) provide Molteni customary demand and piggy-back registration rights with respect to the shares of common stock issuable upon conversion of its loan and exercise of the Molteni Warrants, (iii) appoint one member of our board of directors following conversion of its loan to equity and (iv) provide board observer rights to Molteni if it has not designated a board nominee as well as certain information rights. The board designation, observer and information rights will terminate at such time as Molteni ceases to beneficially own at least one percent of our outstanding capital stock (inclusive of the shares issuable upon conversion of debt under the Restated Loan Agreement and exercise of the Molteni Warrants). The Molteni Warrants have been classified as equity and their fair value at the time of issuance was determined using a Black Scholes valuation model. The amount was allocated equally between the Restated Loan Agreement and the Purchase Agreement and was recorded in the Balance Sheets as a discount to the debt obligation and a contract asset, respectively.

The key assumptions used to value the Molteni Warrants were as follows:

Assumption
Date of issuance	March 21, 2018
Expected price volatility	86%
Expected term (in years)	7.00
Risk-free interest rate	2.82%
Dividend yield	0.00%
Weighted-average fair value of warrants	$4.86

10. Guarantees and Indemnifications

As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2018.

In the normal course of business, we have commitments to make certain milestone payments to various clinical research organizations in connection with our clinical trial activities. Payments are contingent upon the achievement of specific milestones or events as defined in the agreements, and we have made appropriate accruals in our financial statements for those milestones that were achieved as of December 31, 2018. We also provide indemnifications of varying scope to our CROs and investigators against claims made by third parties arising from the use of our products and processes in clinical trials. Historically, costs related to these indemnification provisions were immaterial. We also maintain various liability insurance policies that limit our exposure. We are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

11. Stockholders’ Equity (Deficit)

Common Stock

On September 20, 2018, we entered into an underwriting agreement (the “Underwriting Agreement”) with A.G.P./Alliance Global Partners, as representative (the “Representative”) of the underwriters (the “Underwriters”) pursuant to which we sold to the Underwriters in a public offering (the “Offering”) an aggregate of (i) 850,000 Class A Units at a public offering price of $1.50 per unit, with each unit consisting of one share of common stock and a Warrant to purchase one share of common stock, and (ii) 8,225 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series A Convertible Preferred Stock (the “Preferred Shares”) and Warrants to purchase 667 shares of common stock. The Warrants have an exercise price of $1.50 and will expire five years from the date of issuance. The Preferred Shares, which were convertible into an aggregate of 5,483,334 shares of common stock, included a beneficial ownership blocker but had no dividend rights (except to the extent that dividends were also paid on the common stock), liquidation preference or other preferences over common stock, and had no voting rights. In September and October 2018, the Preferred Shares were converted in full into 5,483,334 shares of common stock..

Pursuant to the Underwriting Agreement, the Underwriters were granted a 45-day option to purchase up to an additional 950,000 shares of common stock and/or additional Warrants to purchase up to 950,000 shares of common stock. We also agreed to issue to the Representative and its designees warrants to purchase an aggregate of 253,334 shares of Common Stock at an exercise price of $1.68 per share.

The Offering closed on September 25, 2018. At the closing, the Underwriters exercised their option to purchase 950,000 additional Warrants at a price of $0.06 per warrant. On October 3, 2018, we completed the sale of 633,334 shares of common stock at a purchase price of $1.44 per share in connection with an exercise of the over-allotment option by the Underwriters. On October 22, 2018, we completed the sale of 316,667 shares of common stock at a purchase price of $1.44 per share in connection with the final exercise of the Underwriter’s over-allotment option.

From October 1, 2018 through November 9, 2018, Warrants to purchase an aggregate of 2,178,484 shares of common stock were exercised, resulting in proceeds to us of approximately $3.3 million.

As of December 31, 2018, the following warrants to purchase shares of our common stock were outstanding (in thousands, except per share price):

Date Issued	Expiration Date	Exercise Price	Outstanding
10/08/2014	10/08/2020	$19.80	141
07/27/2017	07/27/2024	$1.50	367
03/21/2018	03/21/2025	$7.20	7
03/21/2018	03/21/2025	$7.20	90
09/25/2018	09/25/2023	$1.50	5,105
09/25/2018	09/25/2023	$1.68	253
			5,963

Shares Reserved for Future Issuance

As of December 31, 2018, shares of common stock reserved by us for future issuance consisted of the following (in thousands):

Stock options outstanding	665
Shares issuable upon the exercise of warrants	5,963
6,628

12. Stock Plans

In August 2015, our stockholders approved the 2015 Omnibus Equity Incentive Plan, or the 2015 Plan. The 2015 Plan, as amended in August 2018, authorized a total of 583,334 shares of our common stock for issuance to employees, directors, officers, consultants and advisors. On December 31, 2018, options to purchase 479,030 shares of our common stock were outstanding under the 2015 Plan. See Note 14 - “Subsequent Events.”

In February 2014, our Board adopted the 2014 Incentive Plan, or the 2014 Plan, pursuant to which 75,758 shares of our common stock were authorized for issuance to employees, directors, officers, consultants and advisors. On December 31, 2018, options to purchase 42,861 shares of our common stock were outstanding under the 2014 Plan. Upon receipt of stockholder approval of the 2015 Plan, the 2014 Plan was terminated.

In May 2009, we granted 18,637 and 9,394 non-qualified stock options outside of our stock option plans to Dr. Rubin and Mr. Bhonsle, respectively, at an exercise price of $26.04 that vested over 48 months from the grant date.

In October 2007, we granted 13,258 non-qualified stock options outside of our stock option plans to Dr. Rubin, at an exercise price of $79.20 per share that vested over 48 months from the grant date. These options expired by their terms in October 2017.

In July 2002, we adopted the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan, as amended in 2005, authorized a total of approximately 217,000 shares of our common stock for issuance to employees, officers, directors, consultants, and advisers. The exercise prices of options granted under the 2002 Plan were 100% of the fair market value of our common stock on the date of grant. The 2002 Plan expired by its terms in July 2012. On December 31, 2018, options to purchase an aggregate of 86,626 shares of our common stock were outstanding under the 2002 Plan.

In August 2001, we adopted the 2001 Employee Non-Qualified Stock Option Plan (“2001 NQ Plan”) pursuant to which 53,031 shares of common stock were authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan. The exercise prices of options granted under the 2001 NQ Plan were 100% of the fair market value of our common stock on the date of grant. The 2001 Stock Option Plan expired by its terms in August 2011. On December 31, 2018, options to purchase an aggregate of 28,917 shares of our common stock were outstanding under the 2001 NQ Plan.

The option exercise prices in the following tables do not give effect to the option repricing approved by our stockholders in January 2019. See Note 14 - “Subsequent Events.”

Activity under our stock plans, as well as non-plan activity, is summarized below (shares in thousands):

	Shares or Awards Available For Grant	Number of Options and Awards Outstanding	Weighted Average Exercise Price
Balance at December 31, 2015	152	314	$34.98
Increase in shares reserved	190	—	—
Options granted	(28)	28	$30.60
Options exercised	—	(1)	$20.22
Options expired	—	(7)	$65.10
Balance at December 31, 2016	314	334	$34.02
Options granted	(158)	158	$15.30
Options cancelled	10	(19)	$31.62
Options expired	—	(18)	$78.66
Balance at December 31, 2017	166	455	$25.91
Increase in shares reserved	167	—	—
Options granted	(245)	245	4.23
Options cancelled	16	(32)	23.31
Options expired	—	(3)	50.16
Balance at December 31, 2018	104	665	$17.94

Options to purchase approximately 0.6 million shares were exercisable at December 31, 2018 and 2017. The options outstanding at December 31, 2018 have been segregated into five ranges for additional disclosure as follows (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.26 - $5.46	87	9.78	$1.38	3	$1.97
$5.52 - $6.66	154	9.18	$5.82	154	$5.82
$6.72 - $23.10	125	5.22	$12.68	125	$12.68
$23.16 - $28.32	125	4.15	$24.76	120	$24.82
$28.38 - $77.88	174	4.85	$35.88	174	$35.88
$1.26 - $77.88	665	6.44	$17.94	576	$20.34

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
Weighted-average risk-free interest rate	2.84%	2.13%	1.53%
Expected dividend payments	—	—	—
Expected holding period (years)(1)	6.39	5.90	6.53
Weighted-average volatility factor(2)	0.88	0.90	0.92
Estimated forfeiture rates for options granted	26%	27%	29%

(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.

(2)	Weighted average volatility is based on the historical volatility of our common stock.

(3)	Estimated forfeiture rates are based on historical data.

During the year ended December 31, 2018, options to purchase 245,010 shares were granted to employees, directors and consultants. Based upon the above methodology, the weighted-average fair value of options and awards granted during the years ended December 31, 2018, 2017 and 2016 was $3.21, $11.58 and $18.60, respectively.

The following table summarizes the stock-based compensation expense and impact on our basic and diluted loss per share for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Research and development	$575	$519	$386
General and administrative	982	1,168	653
Total stock-based compensation expenses	$1,557	$1,687	$1,039
Increase in basic net income (loss) per share	$(0.27)	$(0.08)	$(0.05)
Increase in diluted net income (loss) per share	$(0.27)	$(0.08)	$(0.05)

The following table summarizes option activity for the year ended December 31, 2018:

(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	455	$25.91	5.75	$30
Granted	245	4.23
Cancelled	(32)	23.31
Expired	(3)	50.16
Outstanding at December 31, 2018	665	$17.94	6.44	$4
Exercisable at December 31, 2018	576	$20.34	5.93	$—

As of December 31, 2018, there was approximately $103,000 of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 2.3 years.

There were no outstanding stock awards at December 31, 2018.

13. Income Taxes

As of December 31, 2018, we had federal net operating loss carryforwards of approximately $256.1 million that expire at various dates through 2037 and $7.5 million which do not expire but are subject to 80% taxable income limitations. As of December 31, 2018, we had federal research and development tax credits of approximately $8.8 million that expire at various dates through 2038. We also had net operating loss carryforwards for California income tax purposes of approximately $107.8 million that expire at various dates through 2038 and state research and development tax credits of approximately $9.0 million which do not expire.

Current federal and California tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change of a corporation under Internal Revenue Code Section 382 and 383. We have performed a change in ownership analysis through December 31, 2018 and expect our net operating loss and tax credit carryforwards to be available to offset future taxable income, if any.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and credit carryforwards. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$62,863	$62,295
Research credit carryforwards	15,886	15,873
Other, net	1,321	1,705
Total deferred tax assets	80,070	79,873
Valuation allowance	(80,070)	(79,873)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $0.2 million during 2018, decreased by $24.4 million during 2017 and decreased by $4.4 million during 2016.

The provision for income taxes consists of state minimum taxes due. The effective tax rate of our provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands):

	Year Ending December 31,
	2018	2017	2016
Computed at 21%	$(1,879)	$(4,832)	$1,758
State taxes	(167)	(157)	(187)
Change in valuation allowance	197	(28,555)	(4,439)
Other	121	388	659
Revaluation of warrant liability	(30)	(210)	(280)
Research and development credits	144	(250)	(252)
Net operating loss carryforward expirations	975	1,007	2,741
Impact of 2017 Tax Act	—	32,609	—
Impact of IRC 162m	639	—	—
Total	$—	$—	$—

We had no unrecognized tax benefits or any amounts accrued for interest and penalties for the three year period ended December 31, 2018. Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense. We do not expect the amount of unrecognized tax benefits will materially change in the next twelve months.

We file tax returns in the U.S. federal jurisdiction and some state jurisdictions. We are subject to the U.S. federal and state income tax examination by tax authorities for such years 1999 through 2018, due to net operating losses that are being carried forward for tax purposes.

The Tax Cuts and Jobs Act (“2017 Tax Act”) was enacted in December 2017. The 2017 Tax Act, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign earnings. We revalued our deferred tax assets as of December 31, 2018 based on a U.S. federal tax rate of 21%, which resulted in a reduction to our deferred tax assets of $32.6 million fully offset by a reduction to the valuation allowance.

14. Subsequent Events

Reverse Stock Split

On January 24, 2019, pursuant to prior stockholder authorization, our Board effected the Reverse Split of the outstanding shares of our common stock at a ratio of one (1) share for every six (6) shares outstanding, so that every six (6) outstanding shares of common stock before the Reverse Split represents one (1) share of common stock after the Reverse Split. Pursuant to their respective terms, the number of shares underlying our outstanding options and warrants was reduced by the Reverse Split ratio.

All share and per share amounts in the accompanying financial statements have been restated for all periods presented to give retroactive effect to the Reverse Split. The shares of common stock retained a par value of $0.001 per share.

From January 1, 2019 through March 25, 2019, Warrants to purchase an aggregate of 403,335 shares of common stock were exercised, resulting in proceeds to us of approximately $0.6 million.

On January 23, 2019, our stockholders approved an amendment to the Titan Pharmaceuticals, Inc. 2015 Omnibus Equity Incentive Plan to increase the number of shares authorized for awards thereunder from 583,334 to 1,666,667.

On January 23, 2019, our stockholders approved a repricing of 122,115 options with exercise prices in excess of $21.00 (post-Reverse Split) held by employees and consultants other than the named executive officers or members of the Board. The effected options were repriced to $1.55 (post-Reverse Split).

15. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amount)
2018
Total revenue	$1,064	$2,668	$1,650	$1,236
Net loss	$(2,605)	$(869)	$(2,330)	$(3,504)
Basic net loss per share	$(0.74)	$(0.25)	$(0.64)	$(0.62)
Diluted net loss per share	$(0.74)	$(0.25)	$(0.68)	$(0.62)

2017
Total revenue	$40	$77	$40	$58
Net loss	$(3,005)	$(3,451)	$(4,191)	$(3,660)
Basic net loss per share	$(0.85)	$(0.98)	$(1.19)	$(1.04)
Diluted net loss per share	$(0.96)	$(1.03)	$(1.19)	$(1.04)

(b)     Exhibits

No.	Description

1.1	Underwriting Agreement between Titan Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (25)
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended (5)
3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation dated September 24, 2015 (14)
3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation dated January 23, 2019 (26)
3.2	By-laws of the Registrant (1)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (25)
4.1	Form of 2014 Class A Warrant(13)
4.3	Form of 2014 Underwriter Warrant (13)
4.4	Form of Lender Warrant (18)
4.5	Form of Rights Agreement Warrant (20)
4.6	Warrant Agency Agreement between Titan Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company and Form of Offering Warrant (25)
4.7	Representative’s Purchase Warrant (25)
10.1	2001 Non-Qualified Employee Stock Option Plan (2)
10.2	2002 Stock Option Plan (3)
10.3	Lease for the Registrant’s facilities, amended as of October 1, 2004 (4)
10.4	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009 (5)
10.5	Amendment to lease for Registrant’s facilities dated June 15, 2010 (6)
10.6±	License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl, dated December 14, 2012 (8)
10.7	Amendment dated May 28, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl (9)
10.8	Second Amendment dated July 2, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl (10)
10.9	Third Amendment dated November 12, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl(11)
10.10	Titan Pharmaceuticals, Inc. 2014 Incentive Plan (12)
10.11	Titan Pharmaceuticals, Inc. Third Amended and Restated 2015 Omnibus Equity Incentive Plan(26)
10.12	Controlled Equity Offering SM Sales Agreement, dated September 1, 2016, between Titan Pharmaceuticals, Inc. and Cantor Fitzgerald & Co. (16)
10.13	Employment Agreement between Titan Pharmaceuticals, Inc. and Titan Pharmaceuticals, Inc. and Sunil Bhonsle (17)
10.14	Employment Agreement between Titan Pharmaceuticals, Inc. and Titan Pharmaceuticals, Inc. and Marc Rubin (17)
10.15	Venture Loan and Security Agreement, dated July 27, 2017, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation (18)
10.16	Amendment of Venture Loan and Security Agreement, dated February 2, 2018, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation (19)
10.17	Amended and Restated Venture Loan and Security Agreement, dated March 21, 2018, by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (20)
10.18±	Asset Purchase, Supply and Support Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (20)
10.19	Rights Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (20)
10.20±	Termination and Transition Services Agreement dated May 25, 2018 by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals, Inc. (21)
10.21±	Amendment to Asset Purchase, Supply and Support Agreement dated August 3, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A (22)
10.22±	Distribution and Sublicense Agreement dated February 1, 2016 as amended by agreement dated August 2, 2018 between Titan Pharmaceuticals, Inc. and Knight Therapeutics Inc. (23)
10.23	Amendment to lease for Registrant’s facility dated March 21, 2016 (23)
10.24	Amendment to Employment Agreement with Sunil Bhonsle dated August 9, 2018 (23)
10.25	Amendment to Employment Agreement with Marc Rubin dated August 9, 2018(23)

58

10.26	Unsecured Convertible Loan Agreement dated September 18, 2018 (24)
10.27	Employment Agreement between the Registrant and Katherine Beebe DeVarney
10.28	Employment Agreement between the Registrant and Dane Hallberg
14.1	Code of Business Conduct and Ethics (12)
23.1	Consent of OUM & Co., LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

±	Confidential treatment has been granted as to certain portions of this exhibit.
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-221126).
(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(5)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 filed on January 14, 2010.
(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 10, 2012.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on February 28, 2013.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 29, 2013.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 5, 2013.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 13, 2013.
(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.
(13)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A dated September 30, 2014.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 28, 2015.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 3, 2016.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 1, 2016.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 30, 2016.
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 27, 2017.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 7, 2018.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 26, 2018.
(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 30, 2018.
(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 3, 2018.
(23)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018.
(24)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 20, 2018.
(25)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 25, 2018.
(26)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 25, 2019.

59

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2019	TITAN PHARMACEUTICALS, INC.

	By:	/S/ SUNIL BHONSLE
	Name:	Sunil Bhonsle
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Marc Rubin, M.D.	Executive Chairman	March 30, 2019
Marc Rubin, M.D.

/s/ Sunil Bhonsle	President, Chief Executive Officer and Director	March 31, 2019
Sunil Bhonsle	(principal executive officer and principal financial officer)

/s/ Joseph A. Akers	Director	March 31, 2019
Joseph A. Akers

/s/ Rajinder Kumar, Ph.D.	Director	March 30, 2019
Rajinder Kumar, Ph.D.

/s/ M. David MacFarlane, Ph.D.	Director	March 29, 2019
M. David MacFarlane, Ph.D.

/s/ James R. McNab, Jr.	Director	March 30, 2019
James R. McNab, Jr.

/s/ Federico Seghi Recli	Director	March 30, 2019
Federico Seghi Recli

/s/ Scott A. Smith	Director	March 29, 2019
Scott A. Smith

/s/ Brian E. Crowley	Vice President, Finance	March 31, 2019
Brian E. Crowley	(principal accounting officer)

60