Form 10-K/A
period 2018-12-31
TITAN PHARMACEUTICALS INC
filed 2019-04-02
CIK 910267

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

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

EXPLANATORY NOTE

We are filing this Annual Report on Form 10-K/A (this “Amendment”) to correct the Form 10/K for the year ended December 31, 2018 filed on April 1, 2019 (the “Original Filing”). The Amendment is being filed to correct all of the references to basic and diluted net loss per common share and the number of common shares used in such calculation for the year ended December 31, 2018 in the Original Filing, as well as the reference to net loss per share for the quarter ended December 31, 2018 that appears in the Notes to Financial Statements, which amounts were inadvertently transposed.

Except as described above, no changes have been made to the Original Filing and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Filing nor does it reflect events that may have occurred subsequent to the Original Filing.

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

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$6,618	$215	$15,065	$1,671	$3,646
Operating expenses:
Cost of goods sold	538	—	—	—	—
Research and development	7,478	9,648	6,126	4,675	4,075
General and administrative	6,866	5,069	4,596	3,755	3,046
Other income (expense), net	(759)	195	792	(4,520)	1,072
Net income (loss) and comprehensive income (loss)	(9,023)	(14,307)	5,135	(11,279)	(2,403)
Deemed dividend on trigger of downround provision	(285)	—	—	—	—
Net income (loss) applicable to common stockholders	$(9,308)	$(14,307)	$5,135	$(11,279)	$(2,403)
Basic net income (loss) per common share	$(1.64)	$(4.05)	$1.49	$(3.36)	$(0.84)
Diluted net income (loss) per common share	$(1.66)	$(4.22)	$1.20	$(3.36)	$(1.23)
Shares used in computing:
Basic net income (loss) per common share	5,688	3,534	3,457	3,343	2,843
Diluted net income (loss) per common share	5,688	3,538	3,577	3,343	2,844

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$9,295	$7,522	$14,006	$7,857	$15,470
Working capital	9,849	3,846	12,973	7,391	12,921
Total assets	14,095	8,905	18,667	13,287	20,851
Total stockholders’ equity	6,831	857	13,191	6,990	8,611

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our net loss applicable to common stockholders for the year ended December 31, 2018 was approximately $9.3 million, or approximately $1.64 per share, compared to our net loss applicable to common stockholders of approximately $14.3 million, or approximately $4.05 per share, for the comparable period in 2017.

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

TITAN PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
	2018	2017	2016
	(in thousands, except per share amount)
Revenue:
License revenue	$5,376	$215	$15,065
Product revenue	535	—	—
Grant revenue	707	—	—
Total revenue	6,618	215	15,065
Operating expenses:
Cost of goods sold	538	—	—
Research and development	7,478	9,648	6,126
Selling, general and administrative	6,866	5,069	4,596
Total operating expenses	14,882	14,717	10,722
Income (loss) from operations	(8,264)	(14,502)	4,343
Other income (expense):
Interest income (expense), net	(887)	(369)	37
Other expense, net	(6)	(55)	(70)
Non-cash gain on changes in the fair value of warrants	—	619	825
Non-cash gain on changes in the fair value of derivatives	134	—	—
Other income (expense), net	(759)	195	792
Net income (loss) and comprehensive income (loss)	(9,023)	(14,307)	5,135
Deemed dividend on trigger of down round provision	(285)	—	—
Net income (loss) applicable to common stockholders	$(9,308)	$(14,307)	$5,135
Basic net income (loss) per common share	$(1.64)	$(4.05)	$1.49
Diluted net income (loss) per common share	$(1.66)	$(4.22)	$1.20
Weighted average shares used in computing basic net income (loss) per common share	5,688	3,534	3,457
Weighted average shares used in computing diluted net income (loss) per common share	5,688	3,538	3,577

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

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share for the years ended December 31, 2018, 2017 and 2016:

	Years ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Numerator:
Net income (loss) used for basic earnings per share	$(9,308)	$(14,307)	$5,135
Less change in fair value of warrant liability	—	619	825
Less change in fair value of derivatives	134	—	—
Net income (loss) used for diluted earnings per share	$(9,442)	$(14,926)	$4,310
Denominator:
Basic weighted-average outstanding common shares	5,688	3,534	3,457
Effect of dilutive potential common shares resulting from options	—	—	24
Effect of dilutive potential common shares resulting from warrants	—	4	96
Weighted-average shares outstanding—diluted	5,688	3,538	3,577
Net income (loss) per common share:
Basic	$(1.64)	$(4.05)	$1.49
Diluted	$(1.66)	$(4.22)	$1.20

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

15. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amount)
2018
Total revenue	$1,064	$2,668	$1,650	$1,236
Net loss	$(2,605)	$(869)	$(2,330)	$(3,504)
Basic net loss per share	$(0.74)	$(0.25)	$(0.64)	$(0.29)
Diluted net loss per share	$(0.74)	$(0.25)	$(0.68)	$(0.29)

2017
Total revenue	$40	$77	$40	$58
Net loss	$(3,005)	$(3,451)	$(4,191)	$(3,660)
Basic net loss per share	$(0.85)	$(0.98)	$(1.19)	$(1.04)
Diluted net loss per share	$(0.96)	$(1.03)	$(1.19)	$(1.04)

(b)     Exhibits

No.	Description

1.1	Underwriting Agreement between Titan Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (25)
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended (5)
3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation dated September 24, 2015 (14)
3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation dated January 23, 2019 (26)
3.2	By-laws of the Registrant (1)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (25)
4.1	Form of 2014 Class A Warrant(13)
4.3	Form of 2014 Underwriter Warrant (13)
4.4	Form of Lender Warrant (18)
4.5	Form of Rights Agreement Warrant (20)
4.6	Warrant Agency Agreement between Titan Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company and Form of Offering Warrant (25)
4.7	Representative’s Purchase Warrant (25)
10.1	2001 Non-Qualified Employee Stock Option Plan (2)
10.2	2002 Stock Option Plan (3)
10.3	Lease for the Registrant’s facilities, amended as of October 1, 2004 (4)
10.4	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009 (5)
10.5	Amendment to lease for Registrant’s facilities dated June 15, 2010 (6)
10.6±	License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl, dated December 14, 2012 (8)
10.7	Amendment dated May 28, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl (9)
10.8	Second Amendment dated July 2, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl (10)
10.9	Third Amendment dated November 12, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl(11)
10.10	Titan Pharmaceuticals, Inc. 2014 Incentive Plan (12)
10.11	Titan Pharmaceuticals, Inc. Third Amended and Restated 2015 Omnibus Equity Incentive Plan(26)
10.12	Controlled Equity Offering SM Sales Agreement, dated September 1, 2016, between Titan Pharmaceuticals, Inc. and Cantor Fitzgerald & Co. (16)
10.13	Employment Agreement between Titan Pharmaceuticals, Inc. and Titan Pharmaceuticals, Inc. and Sunil Bhonsle (17)
10.14	Employment Agreement between Titan Pharmaceuticals, Inc. and Titan Pharmaceuticals, Inc. and Marc Rubin (17)
10.15	Venture Loan and Security Agreement, dated July 27, 2017, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation (18)
10.16	Amendment of Venture Loan and Security Agreement, dated February 2, 2018, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation (19)
10.17	Amended and Restated Venture Loan and Security Agreement, dated March 21, 2018, by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (20)
10.18±	Asset Purchase, Supply and Support Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (20)
10.19	Rights Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (20)
10.20±	Termination and Transition Services Agreement dated May 25, 2018 by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals, Inc. (21)
10.21±	Amendment to Asset Purchase, Supply and Support Agreement dated August 3, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A (22)
10.22±	Distribution and Sublicense Agreement dated February 1, 2016 as amended by agreement dated August 2, 2018 between Titan Pharmaceuticals, Inc. and Knight Therapeutics Inc. (23)
10.23	Amendment to lease for Registrant’s facility dated March 21, 2016 (23)
10.24	Amendment to Employment Agreement with Sunil Bhonsle dated August 9, 2018 (23)
10.25	Amendment to Employment Agreement with Marc Rubin dated August 9, 2018(23)

58

10.26	Unsecured Convertible Loan Agreement dated September 18, 2018 (24)
10.27*	Employment Agreement between the Registrant and Katherine Beebe DeVarney
10.28*	Employment Agreement between the Registrant and Dane Hallberg
14.1	Code of Business Conduct and Ethics (12)
23.1	Consent of OUM & Co., LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed.

±	Confidential treatment has been granted as to certain portions of this exhibit.
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-221126).
(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(5)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 filed on January 14, 2010.
(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 10, 2012.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on February 28, 2013.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 29, 2013.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 5, 2013.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 13, 2013.
(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.
(13)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A dated September 30, 2014.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 28, 2015.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 3, 2016.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 1, 2016.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 30, 2016.
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 27, 2017.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 7, 2018.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 26, 2018.
(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 30, 2018.
(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 3, 2018.
(23)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018.
(24)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 20, 2018.
(25)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 25, 2018.
(26)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 25, 2019.

59

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2019	TITAN PHARMACEUTICALS, INC.

	By:	/S/ SUNIL BHONSLE
	Name:	Sunil Bhonsle
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Marc Rubin, M.D.	Executive Chairman	March 30, 2019
Marc Rubin, M.D.

/s/ Sunil Bhonsle	President, Chief Executive Officer and Director	April 1, 2019
Sunil Bhonsle	(principal executive officer and principal financial officer)

/s/ Joseph A. Akers	Director	March 31, 2019
Joseph A. Akers

/s/ Rajinder Kumar, Ph.D.	Director	March 30, 2019
Rajinder Kumar, Ph.D.

/s/ M. David MacFarlane, Ph.D.	Director	March 29, 2019
M. David MacFarlane, Ph.D.

/s/ James R. McNab, Jr.	Director	March 30, 2019
James R. McNab, Jr.

/s/ Federico Seghi Recli	Director	March 30, 2019
Federico Seghi Recli

/s/ Scott A. Smith	Director	March 29, 2019
Scott A. Smith

/s/ Brian E. Crowley	Vice President, Finance	April 1, 2019
Brian E. Crowley	(principal accounting officer)

60