Form 10-Q
period 2019-03-31
TITAN PHARMACEUTICALS INC
filed 2019-05-15
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	TTNP	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2019
Common Stock, par value $0.001	13,509,794

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2019	December 31, 2018
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$5,909	$9,295
Restricted cash	—	361
Receivables	2,052	1,737
Inventory	1,246	1,262
Contract assets	—	99
Prepaid expenses and other current assets	882	547
Total current assets	10,089	13,301
Property and equipment, net	782	794
Operating lease right-of-use asset	569	—
Total assets	$11,440	$14,095

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,204	$1,526
Accrued clinical trials expenses	666	620
Accrued sales allowances	887	—
Other accrued liabilities	534	466
Deferred revenue	—	313
Operating lease liability, current	243	—
Current portion of long-term debt	1,227	527
Total current liabilities	4,761	3,452
Operating lease liability, non-current	357	—
Long-term debt	3,242	3,787
Derivative liability	25	25
Total liabilities	8,385	7,264

Stockholders’ equity:
Common stock, at amounts paid-in	13	13
Additional paid-in capital	340,138	339,397
Accumulated deficit	(337,096)	(332,579)
Total stockholders’ equity	3,055	6,831
Total liabilities and stockholders’ equity	$11,440	$14,095

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amount)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
License revenue	$313	$1,064
Product revenue	317	—
Grant revenue	315	—
Total revenues	945	1,064
Operating expenses:
Cost of goods sold	304	—
Research and development	1,844	1,856
Selling, general and administrative	3,082	1,615
Total operating expenses	5,230	3,471
Loss from operations	(4,285)	(2,407)
Other expense:
Interest expense, net	(246)	(198)
Other income, net	14	—
Other expense, net	(232)	(198)
Net loss and comprehensive loss	$(4,517)	$(2,605)
Basic and diluted net loss per common share	$(0.34)	$(0.74)
Weighted average shares used in computing basic and diluted net loss per common share	13,217	3,534

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2018	13,010	$13	$339,397	$(332,579)	$6,831
Net loss	—	—	—	(4,517)	(4,517)
Issuance of common stock upon exercises of warrants, net	404	—	605	—	605
Stock-based compensation	—	—	136	—	136
Balances at March 31, 2019	13,414	$13	$340,138	$(337,096)	$3,055

	Common Stock		Additional Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2017	3,534	$4	$324,124	$(323,271)	$857
Net loss	—	—	—	(2,605)	(2,605)
Issuance of warrants to purchase common stock, net	—	—	470		470
Stock-based compensation	—	—	432	—	432
Balances at March 31, 2018	3,534	$4	$325,026	$(325,876)	$(846)

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,517)	$(2,605)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	60	112
Non-cash interest expense	169	85
Stock-based compensation	136	432
Other	(14)	—
Changes in operating assets and liabilities:
Receivables	(315)	38
Inventory	16	—
Contract assets	99	(72)
Prepaid expenses and other assets	(335)	(243)
Accounts payable	(326)	(476)
Accrued sales allowances	887	—
Other accrued liabilities	145	321
Deferred revenue	(313)	1,409
Net cash used in operating activities	(4,308)	(999)

Cash flows from investing activities:
Purchases of property and equipment	(44)	(58)
Net cash used in investing activities	(44)	(58)

Cash flows from financing activities:
Net proceeds from the exercises of common stock warrants	605	—
Payments of long-term debt	—	(3,000)
Net cash provided by (used in) financing activities	605	(3,000)

Net decrease in cash and cash equivalents	(3,747)	(4,057)
Cash, cash equivalents and restricted cash at beginning of period	9,656	7,883
Cash, cash equivalents and restricted cash at end of period	$5,909	$3,826
Supplemental disclosure of cash flow information:
Interest paid	$109	$123
Warrants issued	$—	$470
Purchases of property and equipment included in accounts payable	$3	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed balance sheets that sum to the total of the same such amounts shown in the condensed statement of cash flows:

	March 31,
	2019	2018
Cash and cash equivalents	$5,909	$3,465
Restricted cash	—	361
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$5,909	$3,826

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

In January 2019, pursuant to prior stockholder authorization, our Board effected a reverse split of the outstanding shares of our common stock at a ratio of one share for every six shares then outstanding (the “Reverse Split”). Pursuant to their respective terms, the number of shares underlying our outstanding options and warrants was reduced and their respective exercise prices increased by the Reverse Split ratio. The number of shares of common stock authorized and the par value of $0.001 per share did not change as a result of the Reverse Split. All share and per share amounts contained in this Form 10-Q give retroactive effect to the Reverse Split.

Basis of Presentation

 The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any future interim periods.

The balance sheet at December 31, 2018 is derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. Annual Report on Form 10-K/A for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements have been prepared assuming we will continue as a going concern.

At March 31, 2019, we had cash and cash equivalents of $5.9 million, which, we believe is sufficient to fund our planned operations through August 2019. We will require additional funds to finance our operations, including advancement of our current ProNeura development programs, beyond such period. We are exploring several financing alternatives in addition to the offering described in Note 6; however, there can be no assurance that our efforts will be successful.

 Going concern assessment

We assess going concern uncertainty in our condensed financial statements to determine if we have sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the financial statements are issued or available to be issued, which is referred to as the “look-forward period” as defined by Accounting Standard Update (“ASU”) No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and its ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable those implementations can be achieved and we have the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

Based upon the above assessment, we concluded that, at the date of filing the financial statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2019, we did not have sufficient cash to fund our operations for the next 12 months without additional funds and, therefore, there was substantial doubt about our ability to continue as a going concern within 12 months after the date the financial statements were issued.

Use of Estimates

The preparation of these unaudited condensed financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including critical accounting policies or estimates related to warrants issued in equity financing, research and development expenses, income taxes, inventories, revenues, contingencies and litigation and share-based compensation. We base our estimates on historical experience, information received from third parties and on various market specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions or conditions.

Revenue Recognition

We generate revenue principally from the sale of Probuphine in the U.S., collaborative research and development arrangements, technology licenses and sales, and government grants. Consideration received for revenue arrangements with multiple components is allocated among the separate performance obligations based upon their relative estimated standalone selling price.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our agreements, we perform the following steps for our revenue recognition: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

Net Product Revenue

We recognize revenue from product sales when control of the product transfers, generally upon shipment or delivery, to our customers, which include distributors. As customary in the pharmaceutical industry, our gross product revenue is subject to a variety of deductions in the forms of variable consideration, which include rebates, chargebacks, returns and discounts, in arriving at reported net product revenue. This variable consideration is estimated using the most-likely amount method, which is the single most-likely outcome under a contract and is typically at stated contractual rates. The actual outcome of this variable consideration may materially differ from our estimates. From time to time, we will adjust our estimates of this variable consideration when trends or significant events indicate that a change in estimate is appropriate to reflect the actual experience. Additionally, we will continue to assess the estimates of our variable consideration as we continue to accumulate additional historical data. Changes in the estimates of our variable consideration could materially affect our financial statements.

Returns – Consistent with the provisions of ASC 606, we estimate returns at the inception of each transaction, based on multiple considerations, including historical sales, historical experience of actual customer returns, levels of inventory in our distribution channel, expiration dates of purchased products and significant market changes which may impact future expected returns to the extent that we would not reverse any receivables, revenues, or contract assets already recognized under the agreement.  At the end of the first quarter of 2019, we entered into an agreement with a large national specialty pharmacy with a distribution channel that is different from that of our existing customers and therefore the related reserve has specific considerations unique to it. We will continue to evaluate this specialty pharmacy’s activity during upcoming quarters and will update the related reserves accordingly.

Rebates – Our provision for rebates is estimated based on our customers’ contracted rebate programs and our historical experience of rebates paid.

Discounts –The provision is estimated based upon invoice billings, utilizing historical customer payment experience.

The following table provides a summary of activity with respect to our product returns, and discounts and rebates, which are included on our condensed consolidated balance sheets (in thousands):

	Product Returns Allowance	Discounts and Rebates Allowance	Total
Balance at December 31, 2018	$33	$48	$81
Provision	744	122	866
Payments/credits	(24)	(36)	(60)
Balance at March 31, 2019	$753	$134	$887

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Our performance obligations include commercialization license rights, development services and services associated with the regulatory approval process.

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

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

Research and Development Costs and Related Accrual

Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses, facility costs, administrative expenses and allocations of corporate costs. External expenses consist of costs associated with outsourced contract research organization (“CRO”) activities, sponsored research studies, product registration, patent application and prosecution, and investigator sponsored trials. We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by CROs and clinical sites. These costs are recorded as a component of research and development expenses. Under our agreements, progress payments are typically made to investigators, clinical sites and CROs. We analyze the progress of the clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update, or ASU, No. 2016-02, Leases (Topic 842), to enhance the transparency and comparability of financial reporting related to leasing arrangements. We adopted the standard effective January 1, 2019.

We determine whether the arrangement is or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at the present value of the future lease payments at commencement date. The interest rate implicit in lease contracts is typically not readily determinable, and therefore, we utilize our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

Lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on our condensed balance sheet as right-of-use assets, operating lease liabilities current and operating lease liabilities non-current. We no longer recognize deferred rent on our condensed balance sheet.

Recent Accounting Pronouncements

Accounting Standards Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Topic 842 requires most lessees to recognize right of use assets and lease liabilities, but recognize expenses in a manner similar with current accounting standards. Effective January 1, 2019, we adopted the provisions under Topic 842 using a modified retrospective transition approach without adjusting comparative periods. Additionally, as permitted by Topic 842, we elected to apply the following practical expedients: (i) not to reassess whether any expired or existing contracts are or contain leases or the classification of any expired or existing leases and (ii) not to apply the recognition requirements to short-term leases. As a result of this adoption, we recorded operating lease right-of-use asset and operating lease liability associated with our office lease located on 400 Oyster Point Blvd., South San Francisco, California, in our condensed balance sheet as of March 31, 2019. We used a discount rate of 12%, which reflects our borrowing rate as of the adoption date, to measure the present value of future lease payments to determine the fair value of our operating lease right-of-use asset and liability. Our office lease expires in June 2021 and we did not include an estimated renewal in the calculation of our operating lease right-of-use asset and liability as we believe that it is less than probable we will renew our office lease. Our adoption of Topic 842 did not result in any cumulative adjustment to the balance of our accumulated deficit as of January 1, 2019. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term, which is consistent with Topic 840.

The following table presents maturities of our operating lease:

2019 (9 months)	$226
2020	308
2021	155
Total minimum lease payments (base rent)	689
Less: imputed interest	(89)
Total operating lease liabilities	$600

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to nonemployees with the guidance applicable to grants to employees. Under the new standard, equity-classified share-based payment awards issued to nonemployees are measured on the grant date, instead of the current requirement to remeasure the awards through the performance completion date. We adopted ASU 2018-07 during the three months ended March 31, 2019 using the prospective approach. The adoption of ASU 2018-07 did not have any material impact to our condensed financial statements.

In August 2018, the SEC published Release No. 33-10532, Disclosure Update and Simplification, or DUSTR, which adopted amendments to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded, in light of other SEC disclosure requirements, GAAP, or changes in the information environment. While most of the DUSTR amendments eliminate updated or duplicative disclosure requirements, the final rule amends the interim financial statement requirements to include a reconciliation of changes in stockholders’ equity (deficit) in the notes or as a separate statement for each period for which a statement of comprehensive income (loss) is required to be filed. The new interim reconciliation of changes in stockholders’ equity (deficit) for the three months ended March 31, 2019 and 2018 is included herein.

Accounting Standards Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB's disclosure framework project. The ASU is effective for us in our interim period ending March 31, 2020, with early adoption permitted. We do not expect the adoption of this ASU to have a significant impact on our quarterly or annual disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that Is a Service Contract. The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Adoption of the ASU is either retrospective or prospective. The ASU is effective for us in our interim period ending March 31, 2020, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU No. 2018-15 on our condensed financial statements.

Subsequent Events

We have evaluated events that have occurred after March 31, 2019 and through the date that our condensed financial statements are issued. See Note 6. “Subsequent Events.”

Fair Value Measurements

Financial instruments, including receivables, accounts payable and accrued liabilities are carried at cost, approximate their fair values due to the short-term nature of these instruments. Our investments in money market funds are classified within Level 1 of the fair value hierarchy. Our derivative liability is classified within level 3 of the fair value hierarchy because the fair value is calculated using significant judgment based on our own assumptions in the valuation of this liability.

At March 31, 2019 and December 31, 2018, the fair value of our investments in money market funds were approximately $5.0 million and approximately $8.9 million, respectively, which are included within our cash and cash equivalents in our condensed balance sheets.

2.	Stock Plans

In January 2019, our stockholders approved an amendment to the Titan Pharmaceuticals, Inc. 2015 Omnibus Equity Incentive Plan to increase the number of shares authorized for awards thereunder from 583,334 to 1,666,667.

In January 2019, our stockholders approved a repricing of 122,115 fully-vested stock options with exercise prices in excess of $21.00 held by employees and consultants other than the named executive officers or members of the Board. The effected options were repriced at $1.55. As a result of the repricing of these stock options, we incurred a total of approximately $81,000 of additional stock-based compensation expense during the three months ended March 31, 2019, of which approximately $54,000 was recorded within research and development and the remainder within selling, general and administrative in our condensed statement of operations and comprehensive loss.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

The following table summarizes the stock-based compensation expense recorded for awards under our stock option plans (in thousands):

	Three Months Ended March 31,
(in thousands)	2019	2018
Research and development	$77	$163
Selling, general and administrative	59	269
Total stock-based compensation expense	$136	$432

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the fair value of our stock options:

	Three Months Ended March 31,
	2019	2018
Weighted-average risk-free interest rate	2.58%	2.75%
Expected dividend payments	—	—
Expected holding period (years)[1]	6.3	6.4
Weighted-average volatility factor[2]	0.91	0.89
Estimated forfeiture rates for options granted[3]	25%	26%

(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.

(2)	Weighted average volatility is based on the historical volatility of our common stock.

(3)	Estimated forfeiture rates are based on historical data.

The following table summarizes option activity:

	Options (in thousands)	Weighted Average Exercise Price per share	Weighted Average Remaining Option Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	665	$17.94	6.44	$4
Granted	5	1.60
Forfeited	(8)	31.17
Outstanding at March 31, 2019	662	$11.92	6.24	$67
Exercisable at March 31, 2019	576	$13.48	5.75	$31

As of March 31, 2019, there was approximately $62,000 of total unrecognized compensation expense related to non-vested stock options. This expense was expected to be recognized over a weighted-average period of approximately 3.5 years.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

3.	Net Loss Per Share

The table below presents common shares underlying stock options, warrants and convertible loans (see Note 5) that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect:

	Three months ended March 31,
(in thousands)	2019	2018
Weighted-average anti-dilutive common shares resulting from options	476	499
Weighted-average anti-dilutive common shares resulting from warrants	1,115	341
Weighted-average anti-dilutive common shares resulting from convertible loans	469	—
Total	2,060	840

4.	Molteni Purchase Agreement

On March 21, 2018, we entered into a purchase agreement (“Molteni Purchase Agreement”) with L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (“Molteni”) pursuant to which Molteni acquired the European intellectual property related to Probuphine, including the marketing authorization application under review by the European Medicines Agency (“EMA”), and gained the exclusive right to commercialize the Probuphine product supplied by us in Europe, as well as certain countries of the Commonwealth of Independent States, the Middle East and North Africa (the “Molteni Territory”).

We received an initial payment of €2.0 million (approximately $2.4 million) for the purchased assets and will receive additional potential payments upon achievement of certain regulatory and product label milestones. Additionally, we are entitled to receive earn-out payments for up to 15 years on net sales of Probuphine in the Molteni Territory in percentages ranging from the low-teens to the mid-twenties.

We concluded that the performance obligations identified in the Molteni Purchase Agreement included the transfer of the intellectual property and our efforts towards an approval by the EMA and other regulatory bodies. The initial payment was allocated between the property transfer and our EMA efforts as set forth below.

We used the expected cost-plus approach to estimate the standalone selling price of approximately $1.4 million related to our efforts towards an approval by the EMA and other regulatory bodies (“Titan Services”). This includes employee related expenses as well as other manufacturing, regulatory and clinical costs, which are incurred as part of our efforts. As of March 31, 2019, we fully recognized the revenue associated with the Titan Services under the Molteni Purchase Agreement as we completed the Titan Services.

The following table presents changes in contract assets and liabilities during the three months ended March 31, 2019:

(in thousands)	Beginning Balance	Deductions	Ending Balance
Contract assets	$99	$(99)	$—
Contract liability:
Deferred revenue	$313	$(313)	$—

In August 2018, we entered into an amendment (the “Amendment”) to the Molteni Purchase Agreement. Under the Amendment, Molteni made an immediate payment of €950,000 (approximately $1.1 million) to us and a convertible loan of €550,000 (approximately $0.6 million) (“Molteni Convertible Loan”) (see Note 5), both in exchange for the elimination of an aggregate of €2.0 million (approximately $2.3 million) of regulatory milestones provided for in the Molteni Purchase Agreement that are potentially payable in 2019, at the earliest. We concluded that the approximately $1.1 million immediate payment by Molteni reflected a milestone payment with no additional obligations to us and, therefore, was recognized as revenue during the year ended December 31, 2018.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

5.	Debt Agreements

Horizon and Molteni Loan

In July 2017, we entered into a venture loan and security agreement, which was subsequently amended in February 2018, (“Horizon Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”).

Repayment of the loans is on an interest-only basis through December 31, 2019, followed by monthly payments of principal and accrued interest for the balance of the 46-month term. The loans bear interest at a floating coupon rate of one-month LIBOR (floor of 1.10%) plus 8.40%. A final payment equal to 5.0% of each loan tranche will be due on the scheduled maturity date for such loan. In addition, if we repay all or a portion of the loan prior to the applicable maturity date, we will pay Horizon a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 4% if the prepayment occurs during the interest-only payment period, 3% if the prepayment occurs during the 12 months following such period, and 2% thereafter.

In connection with the Horizon Loan Agreement, we issued warrants to purchase an aggregate of 366,668 shares of our common stock with an exercise price per share of $1.50 associated with the Horizon Loan Agreement to Horizon.

In March 2018, we entered into an Amended and Restated Venture Loan and Security Agreement (the “Restated Loan Agreement”) with Horizon and Molteni pursuant to which Horizon assigned approximately $2.4 million of the $4.0 million outstanding principal balance of the loan to Molteni and Molteni was appointed as the collateral agent and assumed majority and administrative control of the loan. Under the Restated Loan Agreement, Molteni has the right to convert its portion of the debt into shares of our common stock at a conversion price of $7.20 per share and is required to effect this conversion of debt to equity if we complete an equity financing resulting in gross proceeds of at least $10.0 million at a price per share of common stock in excess of $7.20 and repay the $1.6 million balance of Horizon’s loan amount. In connection with the Restated Loan Agreement, we issued warrants to purchase an aggregate of 6,667 shares of our common stock with an exercise price per share of $7.20 associated with the Restated Loan Agreement to Horizon. As of March 31, 2019, loan from Molteni was convertible into 333,333 shares of our common stock under the Restated Loan Agreement.

As of March 31, 2019, the outstanding loan under the Restated Loan Agreement was approximately $3.9 million, net of debt discount of $0.1 million, of which approximately $0.7 million was recorded within current portion of long-term debt and the remainder within long-term debt in our condensed balance sheet.

In consideration of Molteni’s entry into the Restated Loan Agreement and the Purchase Agreement, on March 21, 2018, we entered into a rights agreement (the “Rights Agreement”) with Molteni pursuant to which we agreed to (i) issue Molteni seven-year warrants to purchase 90,000 shares of our common stock at an exercise price of $7.20 per share (the “Molteni Warrants”), (ii) provide Molteni customary demand and piggy-back registration rights with respect to the shares of common stock issuable upon conversion of its loan and exercise of the Molteni Warrants, (iii) designate one member of our board of directors following conversion of the loan in full and (iv) provide board observer rights to Molteni if it has not designated a board nominee as well as certain information rights.

Molteni Convertible Loan

In connection with the Amendment to the Molteni Purchase Agreement (see Note 4), the Molteni Convertible Loan will convert automatically into shares of our common stock upon the issuance of marketing approval for Probuphine by the EMA at a conversion price per share equal to the lower of (i) the closing price on the loan funding date ($3.42 per share) or (ii) the closing price on the conversion date. In the event the EMA has not granted marketing approval by December 31, 2019, the Molteni Convertible Loan will become due and payable, together with accrued interest at the rate of one-month LIBOR (to the extent in excess of 1.10%) plus 9.50% per annum. Based on the closing stock price of our common stock at March 31, 2019, the Molteni Convertible Loan, including the unpaid accrued interest, was convertible into 374,456 shares of our common stock as of March 31, 2019.

As of March 31, 2019, the outstanding Molteni Convertible Loan was approximately $0.5 million, net of debt discount of approximately $0.1 million, which was recorded within current portion of long-term debt in our condensed balance sheet.

6.	Subsequent Events

In April 2019, we entered into an at-the-market sales agreement with A.G.P./Alliance Global Partners (A.G.P.) and filed a prospectus supplement for the sale of up to $8.6 million of our common stock at market price (the “ATM”).

In April 2019, we received net proceeds of approximately $0.1 million from the exercises of warrants to purchase an aggregate of 70,000 shares of our common stock at $1.50 per share.

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

Overview

We are a pharmaceutical company developing therapeutics utilizing our proprietary long-term drug delivery platform, ProNeura, for the treatment of select chronic diseases for which steady state delivery of a drug provides an efficacy and/or safety benefit. We have been transitioning to a commercial stage enterprise since May 25, 2018 when we reacquired Probuphine® (buprenorphine) implant, or Probuphine, from our former licensee. Probuphine is the first product based on our ProNeura technology approved in the U.S. and Canada for the maintenance treatment of opioid use disorder, or OUD, in eligible patients. Since the reacquisition, we have been implementing a strategic plan aimed at building the foundation to support an effective U.S. product relaunch targeted at select OUD market segments best suited for a product like Probuphine, including the establishment of a small experienced commercial team and the engagement of new strategic partners in the product order and distribution process.

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

Results of Operations for the Three Months Ended March 31, 2019 and March 31, 2018

Revenues were approximately $0.9 million for the three months ended March 31, 2019 compared to $1.1 million for the three months ended March 31, 2018. Revenues for the three months ended March 31, 2019 were comprised of $0.3 million of product revenues, $0.3 million of grant revenues and $0.3 million of amortization of deferred revenue from the sale of our European intellectual property rights for our Probuphine product to Molteni. Revenues for the three months ended March 31, 2018 were primarily related to the up-front payment from the sale of our European intellectual property rights for our Probuphine product to Molteni.

Cost of goods sold for the three months ended March 31, 2019 was $0.3 million. Cost of goods sold reflects costs and expenses associated with sales of our Probuphine product by us after reacquiring the product in May 2018. We did not have cost of goods sold for the three months ended March 31, 2018.

Research and development expenses for the three months ended March 31, 2019 were $1.8 million compared to $1.9 million for the three months ended March 31, 2018. The decrease was primarily due to lower employee-related expenses. During the months ended March 31, 2019, external research and development expenses relating to our product development programs were approximately $1.1 million compared to approximately $0.8 million, for the comparable period in 2018. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our research and development programs or the timing of material cash inflows, if any, from our product candidates.

Selling, general and administrative expenses for the three months ended March 31, 2019 were $3.1 million compared to $1.6 million for the three months ended March 31, 2018.  The increase in selling, general and administrative expenses was primarily due to our efforts towards the commercialization of Probuphine, resulting in increases in employee related expenses of approximately $0.6 million, consulting and professional fees of approximately $0.3 million, other outside services of approximately $0.3 million, travel related expenses of approximately $0.2 million and facilities related expenses of approximately $0.1 million.

Net other expense was approximately $0.2 million for the three month periods ended March 31, 2019 and 2018, primarily attributable to interest expense on our outstanding loans.

Our net loss for the three-month period ended March 31, 2019 was approximately $4.5 million, or approximately $0.34 per share, compared to our net loss of approximately $2.6 million, or approximately $0.74 per share, for the comparable period in 2018.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At March 31, 2019, we had working capital of approximately $5.3 million compared to working capital of approximately $9.8 million at December 31, 2018.

Operating activities used approximately $4.3 million for the three months ended March 31, 2019. This consisted primarily of our net loss of approximately $4.5 million and approximately $0.2 million related to net changes in operating assets and liabilities. This was partially offset by approximately $0.4 million of non-cash charges mainly related to interest expense, stock based compensation and depreciation and amortization. Operating activities used approximately $1.0 million for the three months ended March 31, 2018, primarily due to our net loss of approximately $2.6 million, partially offset by approximately $1.0 million related to net changes in operating assets and liabilities and non-cash charges of approximately $0.6 million primarily related to stock-based compensation, depreciation and amortization and interest expense. Uses of cash in operating activities were primarily to fund commercialization and administrative expenses.

Cash used in investing activities was primarily related to purchases of equipment for both the three months ended March 31, 2019 and 2018.

Financing activities provided approximately $0.6 million from the net proceeds from the exercises of warrants to purchase our common stock during the three months ended March 31, 2019. Financing activities used approximately $3.0 million for the repayment of long-term debt during the three months ended March 31, 2018.

In April 2019, we implemented the ATM for the sale of up to $8.6 million of our common stock.

In April 2019, we received net proceeds of approximately $0.1 million from the exercises of warrants to purchase an aggregate of 70,000 shares of our common stock at $1.50 per share.

At March 31, 2019, we had cash and cash equivalents of $5.9 million, which we believe is sufficient to fund our planned operations through August 2019. We will require additional funds to finance our operations, including advancement of our current ProNeura development programs, beyond such period. We are exploring several financing alternatives in addition to the ATM; however, there can be no assurance that our efforts will be successful.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2018 have not materially changed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our President and Chief Executive Officer, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2019, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5. Other Information

On May 14, 2019, Federico Seghi Recli advised us that he would be resigning from the board of directors for personal reasons effective May 15, 2019. We also received notice from Molteni that it was designating Mr. Seghi Recli to serve as an observer to the board effective May 15, 2019 in accordance with the provisions of the Rights Agreement.

Item 6. Exhibits

No.	Description
1.1	Underwriting Agreement between Titan Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (25)
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended (5)
3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation dated September 24, 2015 (14)
3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation dated January 23,2019 (26)
3.2	By-laws of the Registrant (1)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (25)
4.1	Form of 2014 Class A Warrant(13)
4.3	Form of 2014 Underwriter Warrant (13)
4.4	Form of Lender Warrant (18)
4.5	Form of Rights Agreement Warrant (20)
4.6	Warrant Agency Agreement between Titan Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company and Form of Offering Warrant (25)
4.7	Representative’s Purchase Warrant (25)
10.1	2001 Non-Qualified Employee Stock Option Plan (2)
10.2	2002 Stock Option Plan (3)
10.3	Lease for the Registrant’s facilities, amended as of October 1, 2004 (4)
10.4	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009 (5)
10.5	Amendment to lease for Registrant’s facilities dated June 15, 2010 (6)
10.6±	License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl, dated December 14, 2012 (8)
10.7	Amendment dated May 28, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl (9)
10.8	Second Amendment dated July 2, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl (10)
10.9	Third Amendment dated November 12, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl(15)
10.10	Titan Pharmaceuticals, Inc. 2014 Incentive Plan (12)
10.11	Titan Pharmaceuticals, Inc. Third Amended and Restated 2015 Omnibus Equity Incentive Plan(26)
10.12	Controlled Equity Offering SM Sales Agreement, dated September 1, 2016, between Titan Pharmaceuticals, Inc. and Cantor Fitzgerald & Co. (16)
10.13	Employment Agreement between Titan Pharmaceuticals, Inc. and Titan Pharmaceuticals, Inc. and Sunil Bhonsle (17)
10.14	Employment Agreement between Titan Pharmaceuticals, Inc. and Titan Pharmaceuticals, Inc. and Marc Rubin (17)
10.15	Venture Loan and Security Agreement, dated July 27, 2017, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation (18)
10.16	Amendment of Venture Loan and Security Agreement, dated February 2, 2018, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation (19)
10.17	Amended and Restated Venture Loan and Security Agreement, dated March 21, 2018, by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (20)
10.18±	Asset Purchase, Supply and Support Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (20)
10.19	Rights Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (20)

10.20±	Termination and Transition Services Agreement dated May 25, 2018 by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals, Inc. (21)
10.21±	Amendment to Asset Purchase, Supply and Support Agreement dated August 3, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A (22)
10.22±	Distribution and Sublicense Agreement dated February 1, 2016 as amended by agreement dated August 2, 2018 between Titan Pharmaceuticals, Inc. and Knight Therapeutics Inc. (23)
10.23	Amendment to lease for Registrant’s facility dated March 21, 2016 (23)
10.24	Amendment to Employment Agreement with Sunil Bhonsle dated August 9, 2018 (23)
10.25	Amendment to Employment Agreement with Marc Rubin dated August 9, 2018(23)
10.26	Unsecured Convertible Loan Agreement dated September 18, 2018 (24)
10.27	Employment Agreement between the Registrant and Katherine Beebe DeVarney (27)
10.28	Employment Agreement between the Registrant and Dane Hallberg (27)
10.29	Employment Agreement between the Registrant and Sunil Bhonsle(28)
10.30	Employment Agreement between the Registrant and Marc Rubin(28)
10.31	Sales Agreement dated April 25, 2019 between the Registrant and A.G.P./Alliance Global Partners(29)
14.1	Code of Business Conduct and Ethics (12)
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

±	Confidential treatment has been granted as to certain portions of this exhibit.
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-21126).
(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(5)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 filed on January 14, 2010.
(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 10, 2012.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on February 28, 2013.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 29, 2013.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 5, 2013.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 13, 2013.
(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.
(13)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A dated September 30, 2014.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 28, 2015.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 3, 2016.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 1, 2016.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 3, 2016.
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 27, 2017.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 7, 2018.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 26, 2018.
(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 30, 2018.
(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 3, 2018.
(23)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018.
(24)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 20, 2018.
(25)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 25, 2018.
(26)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 25, 2019.
(27)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.
(28)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated April 3, 2019.
(29)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated April 25, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: May 15, 2019	By:	/s/ Sunil Bhonsle
	Name:	Sunil Bhonsle
	Title:	President and Chief Executive Officer (Principal Executive and Principal Financial Officer)

