Form 10-Q
period 2019-06-30
TITAN PHARMACEUTICALS INC
filed 2019-08-14
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	TTNP	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2019
Common Stock, par value $0.001	15,741,571

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2019	December 31, 2018
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$2,292	$9,295
Restricted cash	—	361
Receivables	1,140	1,737
Inventory	1,317	1,262
Contract assets	—	99
Prepaid expenses and other current assets	744	547
Total current assets	5,493	13,301
Property and equipment, net	754	794
Operating lease right-of-use asset	514	—
Total assets	$6,761	$14,095

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$1,025	$1,526
Accrued clinical trials expenses	504	620
Accrued sales allowances	830	—
Other accrued liabilities	397	466
Deferred revenue	—	313
Operating lease liability, current	253	—
Current portion of long-term debt	1,333	527
Total current liabilities	4,342	3,452
Operating lease liability, non-current	292	—
Long-term debt	2,698	3,787
Derivative liability	—	25
Total liabilities	7,332	7,264

Stockholders’ (deficit) equity:
Common stock, $0.001 par value per share: 125,000 shares authorized; 14,262 and 13,010 shares issued and outstanding at June 30, 2019 and December 31, 2018	14	13
Additional paid-in capital	341,708	339,397
Accumulated deficit	(342,293)	(332,579)
Total stockholders’ (deficit) equity	(571)	6,831
Total liabilities and stockholders’ (deficit) equity	$6,761	$14,095

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amount)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
License revenue	$—	$2,593	$313	$3,657
Product revenue	304	75	621	75
Grant revenue	198	—	513	—
Total revenues	502	2,668	1,447	3,732
Operating expenses:
Cost of goods sold	246	70	550	70
Research and development	1,907	1,857	3,751	3,713
Selling, general and administrative	3,231	1,380	6,313	2,995
Total operating expenses	5,384	3,307	10,614	6,778
Loss from operations	(4,882)	(639)	(9,167)	(3,046)
Other expense:
Interest expense, net	(253)	(230)	(499)	(428)
Loss on debt extinguishment	(65)	—	(65)	—
Other income, net	3	—	17	—
Other expense, net	(315)	(230)	(547)	(428)
Net loss and comprehensive loss	$(5,197)	$(869)	$(9,714)	$(3,474)
Basic and diluted net loss per common share	$(0.38)	$(0.25)	$(0.73)	$(0.98)
Weighted average shares used in computing basic and diluted net loss per common share	13,576	3,534	13,397	3,534

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2018	13,010	$13	$339,397	$(332,579)	$6,831
Net loss	—	—	—	(4,517)	(4,517)
Issuance of common stock upon exercises of warrants, net	404	—	605	—	605
Stock-based compensation	—	—	136	—	136
Balances at March 31, 2019	13,414	$13	$340,138	$(337,096)	$3,055
Net loss	—	—	—	(5,197)	(5,197)
Issuance of common stock upon exercises of warrants, net	70	—	105	—	105
Issuance of common stock upon conversion of convertible loan	448	1	649	—	650
Issuance of common stock in at-the-market offerings, net	330	—	466	—	466
Stock-based compensation	—	—	350	—	350
Balances at June 30, 2019	14,262	$14	$341,708	$(342,293)	$(571)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2017	3,534	$4	$324,124	$(323,271)	$857
Net loss	—	—	—	(2,605)	(2,605)
Issuance of warrants to purchase common stock, net	—	—	470	—	470
Stock-based compensation	—	—	432	—	432
Balances at March 31, 2018	3,534	$4	$325,026	$(325,876)	$(846)
Net loss	—	—	—	(869)	(869)
Stock-based compensation	—	—	402	—	402
Balances at June 30, 2018	3,534	$4	$325,428	$(326,745)	$(1,313)

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,714)	$(3,474)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	123	224
Non-cash interest expense	335	208
Stock-based compensation	486	834
Other	8	—
Changes in operating assets and liabilities:
Receivables	597	(124)
Inventory	(55)	(1,317)
Contract assets	99	(72)
Prepaid expenses and other assets	(197)	(59)
Accounts payable	(501)	(246)
Accrued sales allowances	830	—
Other accrued liabilities	(155)	232
Deferred revenue	(313)	939
Net cash used in operating activities	(8,457)	(2,855)

Cash flows from investing activities:
Purchases of property and equipment	(83)	(53)
Net cash used in investing activities	(83)	(53)

Cash flows from financing activities:
Net proceeds from the exercises of common stock warrants	710	—
Net proceeds from the issuance of common stock in an at-the-market offering	466	—
Payments of long-term debt	—	(3,000)
Net cash provided by (used in) financing activities	1,176	(3,000)
Net decrease in cash and cash equivalents	(7,364)	(5,908)
Cash, cash equivalents and restricted cash at beginning of period	9,656	7,883
Cash, cash equivalents and restricted cash at end of period	$2,292	$1,975
Supplemental disclosure of cash flow information:
Interest paid	$219	$234
Warrants issued	$—	$470
Non-cash conversion of Molteni Convertible Loan	$650	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed balance sheets that sum to the total of the same such amounts shown in the condensed statement of cash flows:

	June 30,
	2019	2018
Cash and cash equivalents	$2,292	$1,614
Restricted cash	—	361
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$2,292	$1,975

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

Basis of Presentation

 The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any future interim periods.

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

In August 2019, we received net proceeds of approximately $1.8 million for the sale of 2,852,314 shares of our common stock (and pre-funded warrants in lieu thereof) and warrants to purchase 2,852,314 shares of our common stock (see Note 7). As of June 30, 2019, we had cash and cash equivalents of approximately $2.3 million, which, we believe, together with the net proceeds from the August 2019 equity financing, is sufficient to fund our planned operations through October 2019. We will require additional funds to finance our operations. We are exploring several financing alternatives; however, there can be no assurance that our efforts to obtain the funding required to continue our operations will be successful.

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

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

Based upon the above assessment, we concluded that, at the date of filing the financial statements in this Quarterly Report on Form 10-Q for the six months ended June 30, 2019, we did not have sufficient cash to fund our operations for the next 12 months without additional funds and, therefore, there is substantial doubt about our ability to continue as a going concern within 12 months after the date the financial statements were issued.

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

Returns – Consistent with the provisions of ASC 606, we estimate returns at the inception of each transaction, based on multiple considerations, including historical sales, historical experience of actual customer returns, levels of inventory in our distribution channel, expiration dates of purchased products and significant market changes which may impact future expected returns to the extent that we would not reverse any receivables, revenues, or contract assets already recognized under the agreement.  During the six months ended June 30, 2019, we entered into agreements with large national specialty pharmacies with a distribution channel different from that of our existing customers and, therefore, the related reserves have unique considerations. We will continue to evaluate the activities with these specialty pharmacies during upcoming quarters and will update the related reserves accordingly.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

Rebates – Our provision for rebates is estimated based on our customers’ contracted rebate programs and our historical experience of rebates paid.

Discounts –The provision is estimated based upon invoice billings, utilizing historical customer payment experience.

The following table provides a summary of activity with respect to our product returns, and discounts and rebates, which are included on our condensed consolidated balance sheets within accrued sales allowances (in thousands):

	Product Returns Allowance	Discounts and Rebates Allowance	Total
Balance at December 31, 2018	$33	$48	$81
Provision	766	156	922
Payments/credits	(40)	(133)	(173)
Balance at June 30, 2019	$759	$71	$830

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

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

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

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

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

The following table presents maturities of our operating lease (in thousands):

2019 (6 months)	$153
2020	308
2021	155
Total minimum lease payments (base rent)	616
Less: imputed interest	(71)
Total operating lease liabilities	$545

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

In August 2018, the SEC published Release No. 33-10532, Disclosure Update and Simplification, or DUSTR, which adopted amendments to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded, in light of other SEC disclosure requirements, GAAP, or changes in the information environment. While most of the DUSTR amendments eliminate updated or duplicative disclosure requirements, the final rule amends the interim financial statement requirements to include a reconciliation of changes in stockholders’ equity (deficit) in the notes or as a separate statement for each period for which a statement of comprehensive income (loss) is required to be filed. The new interim reconciliation of changes in stockholders’ equity (deficit) for the six months ended June 30, 2019 and 2018 is included herein.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses, which requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The amendments in this ASU are effective for us in our interim period ending March 31, 2020. We are currently assessing the impact of the adoption of Topic 326 on our financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB's disclosure framework project. The ASU is effective for us in our interim period ending March 31, 2020, with early adoption permitted. We do not expect the adoption of this ASU to have any significant impact on our quarterly or annual disclosures.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

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

Subsequent Events

We have evaluated events that have occurred after June 30, 2019 and through the date that our condensed financial statements are issued. See Note 7. “Subsequent Events.”

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

At June 30, 2019 and December 31, 2018, the fair value of our investments in money market funds were approximately $1.6 million and approximately $8.9 million, respectively, which are included within our cash and cash equivalents in our condensed balance sheets.

2.	Stock Plans

In January 2019, our stockholders approved an amendment to the Titan Pharmaceuticals, Inc. 2015 Omnibus Equity Incentive Plan to increase the number of shares authorized for awards thereunder from 583,334 to 1,666,667.

In January 2019, our stockholders approved a repricing of 122,115 fully-vested stock options with exercise prices in excess of $21.00 held by employees and consultants other than the named executive officers or members of the Board. The effected options were repriced at $1.55. As a result of the repricing of these stock options, we incurred a total of approximately $136,000 of additional stock-based compensation expense during the six months ended June 30, 2019, of which approximately $77,000 was recorded within research and development and approximately $59,000 within selling, general and administrative in our condensed statement of operations and comprehensive loss.

The following table summarizes the stock-based compensation expense recorded for awards under our stock option plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$14	$156	$91	$318
Selling, general and administrative	336	246	395	516
Total stock-based compensation	$350	$402	$486	$834

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the fair value of our stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted-average risk-free interest rate	2.1%	2.9%	2.2%	2.7%
Expected dividend payments	—	—	—	—
Expected holding period (years) [1]	5.9	6.4	5.4	6.4
Weighted-average volatility factor [2]	0.93	0.91	0.94	0.89
Estimated forfeiture rates for options granted [3]	21%	25%	21%	26%

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.

(2)	Weighted average volatility is based on the historical volatility of our common stock.

(3)	Estimated forfeiture rates are based on historical data.

The following table summarizes option activity:

	Options (in thousands)	Weighted Average Exercise Price per share	Weighted Average Remaining Option Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	665	$17.94	6.44	$4.0
Granted	854	1.64
Cancelled	(217)	26.49
Outstanding at June 30, 2019	1,302	5.82	8.47	0.8
Exercisable at June 30, 2019	669	9.83	7.23	0.1

As of June 30, 2019, there was approximately $0.7 million of total unrecognized compensation expense related to non-vested stock options. This expense was expected to be recognized over a weighted-average period of approximately 1.75 years.

3.	Net Loss Per Share

The table below presents common shares underlying stock options, warrants and convertible loans (see Note 5) that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted-average anti-dilutive common shares resulting from options	1,124	610	894	555
Weighted-average anti-dilutive common shares resulting from warrants	277	247	257	288
Weighted-average anti-dilutive common shares resulting from convertible loans	333	—	333	—
	1,734	857	1,484	843

4.	Molteni Purchase Agreement

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

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

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

The following table presents changes in contract assets and liabilities during the six months ended June 30, 2019 (in thousands):

(in thousands)	Beginning Balance	Deductions	Ending Balance
Contract assets	$99	$(99)	$—
Contract liability:
Deferred revenue	$313	$(313)	$—

In August 2018, we entered into an amendment (the “Amendment”) to the Molteni Purchase Agreement. Under the Amendment, Molteni made an immediate payment of €950,000 (approximately $1.1 million) and a convertible loan of €550,000 (approximately $0.6 million) (“Molteni Convertible Loan”) (see Note 5) to us, both in exchange for the elimination of an aggregate of €2.0 million (approximately $2.3 million) of regulatory milestones provided for in the Molteni Purchase Agreement that are potentially payable in 2019, at the earliest. We concluded that the approximately $1.1 million immediate payment by Molteni reflected a milestone payment with no additional obligations to us and, therefore, was recognized as revenue during the year ended December 31, 2018.

5.	Debt Agreements

Horizon and Molteni Loan

In July 2017, we entered into a venture loan and security agreement that was subsequently amended in February 2018, (“Horizon Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”).

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

In connection with the Horizon Loan Agreement, we issued Horizon warrants that are currently exercisable to purchase an aggregate of 366,668 shares of our common stock at an exercise price per share of $1.50.

In March 2018, we entered into an Amended and Restated Venture Loan and Security Agreement (the “Restated Loan Agreement”) with Horizon and Molteni pursuant to which Horizon assigned approximately $2.4 million of the $4.0 million outstanding principal balance of the loan to Molteni and Molteni was appointed as the collateral agent and assumed majority and administrative control of the loan. Under the Restated Loan Agreement, Molteni has the right to convert its portion of the debt into shares of our common stock at a conversion price of $7.20 per share and is required to effect this conversion of debt to equity if we complete an equity financing resulting in gross proceeds of at least $10.0 million at a price per share of common stock in excess of $7.20 and repay the $1.6 million balance of Horizon’s loan amount. In connection with the Restated Loan Agreement, we issued warrants to purchase an aggregate of 6,667 shares of our common stock with an exercise price per share of $7.20 to Horizon. As of June 30, 2019, the loan from Molteni under the Restated Loan Agreement was convertible into 333,333 shares of our common stock.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

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

Molteni Convertible Loan

In connection with the Amendment to the Molteni Purchase Agreement (see Note 4), in June 2019, the Molteni Convertible Loan, together with unpaid accrued interest at the rate of one-month LIBOR (to the extent in excess of 1.10%) plus 9.50% per annum, was converted into 448,287 shares of our common stock at $1.50 per share upon the receipt of EMA approval of Sixmo. As a result, we recorded approximately $0.1 million of loss on debt extinguishment. There was no outstanding balance under the Molteni Convertible Loan as of June 30, 2019.

6.	Stockholders’ Equity

At-the-Market Offering (the “ATM”)

In April 2019, we implemented the ATM for the sale of up to $8.6 million of our common stock. During the three months ended June 30, 2019, we issued a total of 329,656 shares of our common stock at a weighted-average price of $1.60 per share for total net proceeds of approximately $0.5 million under the ATM. In August 2019, in connection with the financing described in Note 7, we reduced the dollar amount that can be sold under ATM to $4.0 million.

7.	Subsequent Events

In August 2019, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single accredited institutional investor (the “Purchaser”) pursuant to which we issued 1,480,000 shares of our common stock and pre-funded warrants to purchase 1,372,314 shares of our common stock with an exercise price of $0.01 per share (the “Pre-funded Warrants”) in a registered direct offering and warrants to purchase 2,852,314 shares of our common stock with an exercise price of $1.07 per share (the “Placement Warrants”) in a concurrent private placement. The Pre-Funded Warrants were issued in lieu of common stock in order to ensure the Purchaser did not exceed certain beneficial ownership limitations. The Placement Warrants will be exercisable commencing six months from the date of issuance and will expire five years following the initial exercise date.

The terms of the Purchase Agreement include certain restrictions on our future stock offerings and granted to the Purchaser a participation right in future financings. We received net proceeds of approximately $1.8 million, after deduction of underwriting fees and other offering expenses.

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

Overview

We are a pharmaceutical company developing therapeutics utilizing our proprietary long-term drug delivery platform, ProNeura, for the treatment of select chronic diseases for which steady state delivery of a drug provides an efficacy and/or safety benefit. We have been transitioning to a commercial stage enterprise following the reacquisition of Probuphine® (buprenorphine) implant, or Probuphine, on May 25, 2018 from our former licensee. Probuphine is the first product based on our ProNeura technology approved in the U.S., Canada and, in June 2019, the European Union for the maintenance treatment of opioid use disorder, or OUD, in eligible patients. Since the reacquisition, we have been implementing a strategic plan aimed at building the foundation to support an effective U.S. product relaunch targeted at select OUD market segments best suited for Probuphine, including the establishment of a small experienced commercial team and the engagement of new strategic partners in the product order and distribution process.

ProNeura consists of a small, solid rod made from a mixture of ethylene-vinyl acetate, or EVA, and a drug substance. The resulting product is a solid matrix that is placed subdermally, normally in the inside part of the upper arm in a short physician office based outpatient procedure, and is removed in a similar manner at the end of the treatment period. The drug substance is released continuously through the process of diffusion-controlled dissolution, resulting in a steady rate of release generally similar to intravenous administration thereby avoiding the fluctuating peak and trough levels of oral dosing that often pose problems in many disease settings. We believe that our ProNeura long term drug delivery platform has the potential to be used in the treatment of other chronic conditions where maintaining stable, around the clock blood levels of a medication may benefit the patient and improve medical outcomes. While our primary focus is on the commercialization of Probuphine, we are also engaged in early stage research and development efforts on a product pipeline based on this platform technology.

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

Results of Operations for the Three and Six Months June 30, 2019 and 2018

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(In thousands)
Revenues:
License revenue	$—	$2,593	$(2,593)	$313	$3,657	$(3,344)
Product revenue	304	75	229	621	75	546
Grant revenue	198	—	198	513	—	513
Total revenues	$502	$2,668	$(2,166)	$1,447	$3,732	$(2,285)

The decrease in revenues for the three and six months ended June 30, 2019 was primarily due to one-time payments in 2018 associated with Probuphine, partially offset by grant revenue and higher product revenue. License revenues recognized for the three and six months ended June 30, 2018 were related to the sale of our European intellectual property rights to Molteni, the return of the Braeburn license and earned royalties while license revenue recognized for the six months ended June 30, 2019 was related to amortization of deferred revenue associated with the sale of our European intellectual property rights to Molteni. Our product revenues reflect net revenues generated from sales of our Probuphine product by us after the return of the commercialization rights from our former licensee in May 2018.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(In thousands)
Operating expenses:
Cost of goods sold	$246	$70	$176	$550	$70	$480
Research and development	1,907	1,857	50	3,751	3,713	38
Selling, general and administrative	3,231	1,380	1,851	6,313	2,995	3,318
Total operating expenses	$5,384	$3,307	$2,077	$10,614	$6,778	$3,836

Cost of goods sold reflects costs and expenses associated with sales of our Probuphine product by us after reacquiring the product in May 2018.

The increase in our research and development expenses for the three months ended June 30, 2019 was primarily due to approximately $0.9 million of higher research and development expenses related to Probuphine, including the initiation of a phase 4 clinical trial, and our nalmafene product development program. These increases were partially offset by approximately $0.5 million of lower external research and development expenses related to our implant development programs and an approximately $0.3 million decrease in other research and development expenses. The increase in our research and development expenses for the six months ended June 30, 2019 was primarily due to approximately $1.7 million of higher external research and development expenses related to our product development programs for Probuphine, which includes the initiation of a phase 4 clinical trial, and the nalmafene product development program, partially offset by approximately $1.0 million of lower external research and development expenses related to the ropinirole implant program and other programs and approximately $0.6 million of lower other research and development expenses. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and the allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development and activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our research and development programs or the timing of material cash inflows, if any, from our product candidates.

The substantial increase in selling, general and administrative expenses for the three and six months ended June 30, 2019 was primarily due to expenses associated with commercialization of Probuphine, which resulted in increases in employee related expenses, consulting and professional fees, other outside services, travel costs and facilities related expenses. The increase in selling, general and administrative expenses for the three months ended June 30, 2019 was primarily attributable to increases in employee related expenses of approximately $0.8 million, consulting and professional fees of approximately $0.5 million, other outside services of approximately $0.3 million, travel related expenses of approximately $0.2 million and facilities related expenses of approximately $0.1 million. The increase in selling, general and administrative expenses for the six months ended June 30, 2019 was primarily attributable to increases in employee related expenses of approximately $1.3 million, consulting and professional fees of approximately $0.8 million, other outside services of approximately $0.6 million, travel related expenses of approximately $0.4 million and facilities related expenses of approximately $0.2 million.

Other Expense, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(In thousands)
Other expense:
Interest expense, net	$(253)	$(230)	$(23)	$(499)	$(428)	$(71)
Loss on debt extinguishment	(65)	—	(65)	(65)	—	(65)
Other income, net	3	—	3	17	—	17
Other expense, net	$(315)	$(230)	$(85)	$(547)	$(428)	$(119)

The increase in other expense, net for the three month ended June 30, 2019 was primarily attributable to loss on debt extinguishment associated with the conversion of the Molteni Convertible Loan. The increase in other expense, net for the six months ended June 30, 2019 was primarily attributable to higher interest expense on higher outstanding loan balances and loss on debt extinguishment associated with the conversion of the Molteni Convertible Loan.

Net Loss and Net Loss per Share

Our net loss for the three months ended June 30, 2019 was approximately $5.2 million, or approximately $0.38 per share, compared to our net loss of approximately $0.9 million, or approximately $0.25 per share, for the comparable period in 2018. Our net loss for the six months ended June 30, 2019 was approximately $9.7 million, or approximately $0.73 per share, compared to our net loss of approximately $3.5 million, or approximately $0.98 per share, for the comparable period in 2018.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At June 30, 2019, we had working capital of approximately $1.0 million compared to working capital of approximately $9.8 million at December 31, 2018.

In April 2019, we implemented the ATM for the sale of up to $8.6 million of our common stock. During the three months ended June 30, 2019, we received total net proceeds of approximately $0.5 million from the sale of 329,656 shares of our common stock at a weighted-average price of $1.60 per share under the ATM.

In June 2019, we issued 448,287 shares of our common stock upon the conversion of the Molteni Convertible Loan upon the receipt of the European Medicines Agency approval of Sixmo. See Note 5 of the Notes to Condensed Financial Statements in Item 1.

In August 2019, we entered into the Purchase Agreement pursuant to which we issued to the Purchaser 1,480,000 shares of our common stock and Pre-funded Warrants to purchase 1,372,314 shares of our common stock (in lieu of common stock) in a registered direct offering and Placement Warrants to purchase 2,852,314 shares of our common stock with an exercise price of $1.07 per share in a concurrent private placement. We received net proceeds of approximately $1.8 million, after deduction of underwriting fees and other offering expenses.

As of June 30, 2019, we had cash and cash equivalents of approximately $2.3 million, which we believe, together with the proceeds of the August 2019 financing, is sufficient to fund our planned operations through October 2019. We will require additional funds to finance our operations beyond such period. We are exploring several financing alternatives in addition to the ATM; however, there can be no assurance that our efforts to obtain the funding required to continue our operations will be successful.

Sources and Uses of Cash

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Net cash used in operating activities	(8,457)	(2,855)
Net cash used in investing activities	(83)	(53)
Net cash provided by (used in) financing activities	1,176	(3,000)
Net decrease in cash and cash equivalents	(7,364)	(5,908)

Net cash used in operating activities for the six months ended June 30, 2019 consisted primarily of our net loss of approximately $9.7 million. This was partially offset by approximately $0.3 million related to net changes in operating assets and liabilities and non-cash charges of approximately $0.5 million related to stock-based compensation, approximately $0.3 million related to interest expense, approximately $0.1 million related to depreciation and amortization. Net cash used in operating activities for the six months ended June 30, 2018 consisted primarily of the net loss for the period of approximately $3.5 million and approximately $0.6 million related to net changes in other operating assets and liabilities. This was offset, in part, by non-cash charges of approximately $0.8 million related to stock-based compensation, approximately $0.2 million related to depreciation and amortization and $0.2 million related to non-cash interest expense. Uses of cash in operating activities were primarily to fund commercialization, product development programs and administrative expenses.

Cash used in investing activities was primarily related to purchases of equipment for both the six months ended June 30, 2019 and 2018.

Net cash provided by financing activities for the six months ended June 30, 2019 consisted of approximately $0.7 million of net proceeds from the exercises of warrants to purchase our common stock and approximately $0.5 million of net proceeds from the issuance of our common stock under at-the-market offerings (the “ATM”). Net cash used in financing activities for the six months ended June 30, 2018 consisted of $3.0 million for the repayment of long-term debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2018 have not materially changed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our President and Chief Executive Officer, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2019, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2019 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6. Exhibits

No.	Description
1.1	Underwriting Agreement between Titan Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (25)
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended (5)
3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation dated September 24, 2015 (14)
3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation dated January 23,2019 (26)
3.2	By-laws of the Registrant (1)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (25)
4.1	Form of 2014 Class A Warrant(13)
4.3	Form of 2014 Underwriter Warrant (13)
4.4	Form of Lender Warrant (18)
4.5	Form of Rights Agreement Warrant (20)
4.6	Warrant Agency Agreement between Titan Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company and Form of Offering Warrant (25)
4.7	Representative’s Purchase Warrant (25)
4.8	Form of Pre-funded Warrant (30)
4.9	Form of Placement Warrant (30)
10.1	2001 Non-Qualified Employee Stock Option Plan (2)
10.2	2002 Stock Option Plan (3)
10.3	Lease for the Registrant’s facilities, amended as of October 1, 2004 (4)
10.4	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009 (5)
10.5	Amendment to lease for Registrant’s facilities dated June 15, 2010 (6)
10.6±	License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl, dated December 14, 2012 (8)
10.7	Amendment dated May 28, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl (9)
10.8	Second Amendment dated July 2, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl (10)
10.9	Third Amendment dated November 12, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl(15)
10.10	Titan Pharmaceuticals, Inc. 2014 Incentive Plan (12)
10.11	Titan Pharmaceuticals, Inc. Third Amended and Restated 2015 Omnibus Equity Incentive Plan(26)
10.12	Controlled Equity Offering SM Sales Agreement, dated September 1, 2016, between Titan Pharmaceuticals, Inc. and Cantor Fitzgerald & Co. (16)
10.13	Employment Agreement between Titan Pharmaceuticals, Inc. and Titan Pharmaceuticals, Inc. and Sunil Bhonsle (17)
10.14	Employment Agreement between Titan Pharmaceuticals, Inc. and Titan Pharmaceuticals, Inc. and Marc Rubin (17)
10.15	Venture Loan and Security Agreement, dated July 27, 2017, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation (18)
10.16	Amendment of Venture Loan and Security Agreement, dated February 2, 2018, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation (19)

10.17	Amended and Restated Venture Loan and Security Agreement, dated March 21, 2018, by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (20)
10.18±	Asset Purchase, Supply and Support Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (20)
10.19	Rights Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (20)
10.20±	Termination and Transition Services Agreement dated May 25, 2018 by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals, Inc. (21)
10.21±	Amendment to Asset Purchase, Supply and Support Agreement dated August 3, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A (22)
10.22±	Distribution and Sublicense Agreement dated February 1, 2016 as amended by agreement dated August 2, 2018 between Titan Pharmaceuticals, Inc. and Knight Therapeutics Inc. (23)
10.23	Amendment to lease for Registrant’s facility dated March 21, 2016 (23)
10.24	Amendment to Employment Agreement with Sunil Bhonsle dated August 9, 2018 (23)
10.25	Amendment to Employment Agreement with Marc Rubin dated August 9, 2018(23)
10.26	Unsecured Convertible Loan Agreement dated September 18, 2018 (24)
10.27	Employment Agreement between the Registrant and Katherine Beebe DeVarney (27)
10.28	Employment Agreement between the Registrant and Dane Hallberg (27)
10.29	Employment Agreement between the Registrant and Sunil Bhonsle(28)
10.30	Employment Agreement between the Registrant and Marc Rubin(28)
10.31	Sales Agreement dated April 25, 2019 between the Registrant and A.G.P./Alliance Global Partners(29)
10.32	Form of Securities Purchase Agreement (30)
10.33	Placement Agency Agreement (30)
14.1	Code of Business Conduct and Ethics (12)
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

±	Confidential treatment has been granted as to certain portions of this exhibit.
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-21126).
(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(5)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 filed on January 14, 2010.
(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 10, 2012.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on February 28, 2013.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 29, 2013.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 5, 2013.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 13, 2013.
(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.
(13)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A dated September 30, 2014.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 28, 2015.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 3, 2016.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 1, 2016.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 3, 2016.
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 27, 2017.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 7, 2018.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 26, 2018.
(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 30, 2018.
(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 3, 2018.
(23)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018.
(24)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 20, 2018.
(25)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 25, 2018.
(26)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 25, 2019.
(27)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.
(28)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated April 3, 2019.
(29)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated April 25, 2019.
(30)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 7, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: August 14, 2019	By:	/s/ Sunil Bhonsle
	Name:	Sunil Bhonsle
	Title:	President and Chief Executive Officer (Principal Executive and Principal Financial Officer)

