Form 10-Q
period 2019-09-30
TITAN PHARMACEUTICALS INC
filed 2019-11-14
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	TTNP	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2019
Common Stock, par value $0.001	55,549,885

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2019	December 31, 2018
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$921	$9,295
Restricted cash	—	361
Receivables	775	1,737
Inventory	1,309	1,262
Contract assets	—	99
Prepaid expenses and other current assets	941	547
Total current assets	3,946	13,301
Property and equipment, net	752	794
Operating lease right-of-use asset	456	—
Deferred offering costs	150	—
Total assets	$5,304	$14,095

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$1,383	$1,526
Accrued clinical trials expenses	434	620
Accrued sales allowances	750	—
Other accrued liabilities	653	466
Deferred revenue	—	313
Operating lease liability, current	262	—
Current portion of long-term debt	—	527
Total current liabilities	3,482	3,452
Operating lease liability, non-current	222	—
Long-term debt	3,872	3,787
Warrant liability	388	—
Derivative liability	—	25
Total liabilities	7,964	7,264

Stockholders’ (deficit) equity:
Common stock, $0.001 par value per share: 125,000 shares authorized; 17,114 and 13,010 shares issued and outstanding at September 30, 2019 and December 31, 2018	17	13
Additional paid-in capital	342,419	339,397
Accumulated deficit	(345,096)	(332,579)
Total stockholders’ (deficit) equity	(2,660)	6,831
Total liabilities and stockholders’ (deficit) equity	$5,304	$14,095

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amount)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
License revenue	$—	$1,406	$313	$5,063
Product revenue	190	244	811	318
Grant revenue	757	—	1,270	—
Total revenues	947	1,650	2,394	5,381
Operating expenses:
Cost of goods sold	188	178	738	248
Research and development	1,619	1,910	5,370	5,623
Selling, general and administrative	3,023	1,514	9,336	4,508
Total operating expenses	4,830	3,602	15,444	10,379
Loss from operations	(3,883)	(1,952)	(13,050)	(4,998)
Other income (expense):
Interest expense, net	(238)	(227)	(737)	(650)
Gain on debt extinguishment, net	291	—	226	—
Non-cash gain on changes in fair value	1,041	141	1,066	141
Other expense, net	(14)	(7)	(22)	(12)
Other income (expense), net	1,080	(93)	533	(521)
Net loss and comprehensive loss	(2,803)	(2,045)	(12,517)	(5,519)
Deemed dividend on trigger of down round provision	—	(285)	—	(285)
Net loss and comprehensive loss attributable to common stockholders	$(2,803)	$(2,330)	$(12,517)	$(5,804)
Basic net loss per share	$(0.18)	$(0.64)	$(0.89)	$(1.62)
Diluted net loss per share	$(0.18)	$(0.68)	$(0.89)	$(1.66)
Weighted-average shares for basic and diluted net loss per share	15,517	3,650	14,112	3,573

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2018	13,010	$13	$339,397	$(332,579)	$6,831
Net loss	—	—	—	(4,517)	(4,517)
Issuance of common stock upon exercises of warrants, net	404	—	605	—	605
Stock-based compensation	—	—	136	—	136
Balances at March 31, 2019	13,414	13	340,138	(337,096)	3,055
Net loss	—	—	—	(5,197)	(5,197)
Issuance of common stock upon exercises of warrants, net	70	—	105	—	105
Issuance of common stock upon conversion of convertible loan	448	1	649	—	650
Issuance of common stock in at-the-market offerings, net	330	—	466	—	466
Stock-based compensation	—	—	350	—	350
Balances at June 30, 2019	14,262	14	341,708	(342,293)	(571)
Net loss	—	—	—	(2,803)	(2,803)
Issuance of common stock upon exercises of warrants, net	1,372	1	12	—	13
Issuance of common stock, net	1,480	2	571	—	573
Stock-based compensation	—	—	128	—	128
Balances at September 30, 2019	17,114	$17	$342,419	$(345,096)	$(2,660)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2017	—	$—	3,534	$4	$324,124	$(323,271)	$857
Net loss	—	—	—	—	—	(2,605)	(2,605)
Issuance of warrants to purchase common stock, net	—	—	—	—	470	—	470
Stock-based compensation	—	—	—	—	432	—	432
Balances at March 31, 2018	—	—	3,534	4	325,026	(325,876)	(846)
Net loss	—	—	—	—	—	(869)	(869)
Stock-based compensation	—	—	—	—	402	—	402
Balances at June 30, 2018	—	—	3,534	4	325,428	(326,745)	(1,313)
Net loss	—	—	—	—	—	(2,045)	(2,045)
Issuance of common stock, net	—	—	850	1	1,127	—	1,128
Issuance of preferred stock, net	8	—	—	—	7,280	—	7,280
Issuance of common stock upon conversion of preferred stock, net	(8)	—	2,177	2	(2)	—	—
Issuance of warrants to purchase common stock, net	—	—	—	—	51	—	51
Deemed dividend resulting from down round provision	—	—	—	—	285	(285)	—
Stock-based compensation	—	—	—	—	388	—	388
Balances at September 30, 2018	—	—	6,561	$7	$334,557	$(329,075)	$5,489

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(12,517)	$(5,519)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	186	337
Non-cash interest expense	467	331
Non-cash gain on inventory received from termination of license agreement	—	(1,293)
Non-cash gain on changes in fair value	(1,066)	(141)
Stock-based compensation	614	1,222
Other	(262)	—
Changes in operating assets and liabilities:
Receivables	962	(617)
Prepaid expenses and other assets	(492)	(181)
Accounts payable and other liabilities	(111)	112
Accrued sales allowances	750	—
Deferred revenue	(313)	626
Net cash used in operating activities	(11,782)	(5,123)

Cash flows from investing activities:
Purchases of property and equipment	(144)	(71)
Net cash used in operating activities	(144)	(71)

Cash flows from financing activities:
Net proceeds from the exercises of common stock warrants	724	—
Net proceeds from equity offerings	2,467	8,459
Proceeds from long-term debt	—	640
Payments of long-term debt	—	(3,000)
Net cash provided by financing activities	3,191	6,099
Change in cash, cash equivalents and restricted cash	(8,735)	905
Cash, cash equivalents and restricted cash at beginning of period	9,656	7,883
Cash, cash equivalents and restricted cash at end of period	$921	$8,788
Supplemental disclosure of cash flow information:
Interest paid	$328	$344
Non-cash conversion of convertible loan	$650	$—
Warrants issued	$—	$6,348
Derivatives issued	$—	$158
Deemed dividend on trigger of down round provision	$—	$285

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed balance sheets that sum to the total of the same such amounts shown in the condensed statement of cash flows:

	As of September 30,
	2019	2018
Cash and cash equivalents	$921	$8,427
Restricted cash	—	361
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$921	$8,788

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Summary of Significant Accounting Policies

The Company

We are a pharmaceutical company developing therapeutics utilizing our proprietary long-term drug delivery platform, ProNeura, for the treatment of select chronic diseases for which steady state delivery of a drug provides an efficacy and/or safety benefit. We have been transitioning to a commercial stage enterprise following the reacquisition of Probuphine® (buprenorphine) implant, or Probuphine, on May 25, 2018 from our former licensee. Probuphine is the first product based on our ProNeura technology approved in the U.S., Canada and the European Union, or EU, for the maintenance treatment of opioid use disorder, or OUD, in select patients. We operate in only one business segment, the development and commercialization of pharmaceutical products.

In January 2019, pursuant to prior stockholder authorization, our board of directors (the “Board”) effected a reverse split of the outstanding shares of our common stock at a ratio of one share for every six shares then outstanding (the “Reverse Split”). Pursuant to their respective terms, the number of shares underlying our outstanding options and warrants was reduced and their respective exercise prices increased by the Reverse Split ratio. The number of shares of common stock authorized and the par value of $0.001 per share did not change as a result of the Reverse Split. All share and per share amounts contained in this Form 10-Q give retroactive effect to the Reverse Split.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any future interim periods.

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

In October 2019, we received gross proceeds of approximately $9.1 million from the sale of 40,276,000 shares of our common stock and warrants to purchase 40,276,000 shares of our common stock in a public offering (see Note 7). As of September 30, 2019, we had cash and cash equivalents of approximately $0.9 million, which, we believe, together with the proceeds from the public offering, is sufficient to fund our planned operations into the third quarter of 2020. We will require additional funds to finance our operations. We are exploring several financing alternatives; however, there can be no assurance that our efforts to obtain the funding required to continue our operations will be successful.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

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

Based upon the above assessment, we concluded that at the date of filing the financial statements in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2019, we did not have sufficient cash to fund our operations for the next 12 months without additional funds and, therefore, there is substantial doubt about our ability to continue as a going concern within 12 months after the date the financial statements were issued.

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

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our agreements, we perform the following steps for our revenue recognition: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

Net Product Revenue

We recognize revenue from product sales when control of the product transfers, generally upon shipment or delivery, to our customers, which include distributors. As customary in the pharmaceutical industry, our gross product revenue is subject to a variety of deductions in the forms of variable consideration, such as rebates, chargebacks, returns and discounts, in arriving at reported net product revenue. This variable consideration is estimated using the most-likely amount method, which is the single most-likely outcome under a contract and is typically at stated contractual rates. The actual outcome of this variable consideration may materially differ from our estimates. From time to time, we will adjust our estimates of this variable consideration when trends or significant events indicate that a change in estimate is appropriate to reflect the actual experience. Additionally, we will continue to assess the estimates of our variable consideration as we continue to accumulate additional historical data. Changes in the estimates of our variable consideration could materially affect our financial statements.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

Returns – Consistent with the provisions of ASC 606, we estimate returns at the inception of each transaction, based on multiple considerations, including historical sales, historical experience of actual customer returns, levels of inventory in our distribution channel, expiration dates of purchased products and significant market changes which may impact future expected returns to the extent that we would not reverse any receivables, revenues, or contract assets already recognized under the agreement.  During the nine months ended September 30, 2019, we entered into agreements with large national specialty pharmacies with a distribution channel different from that of our existing customers and, therefore, the related reserves have unique considerations. We will continue to evaluate the activities with these specialty pharmacies during upcoming quarters and will update the related reserves accordingly.

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

The following table provides a summary of activity with respect to our product returns, and discounts and rebates, which are included on our condensed consolidated balance sheets within accrued sales allowances (in thousands):

	Product Returns Allowance	Discounts and Rebates Allowance	Total
Balance at December 31, 2018	$33	$48	$81
Provision	681	189	870
Payments/credits	(50)	(151)	(201)
Balance at September 30, 2019	$664	$86	$750

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

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

Recent Accounting Pronouncements

Accounting Standards Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Topic 842 requires most lessees to recognize right of use assets and lease liabilities, but recognize expenses in a manner similar with current accounting standards. Effective January 1, 2019, we adopted the provisions under Topic 842 using a modified retrospective transition approach without adjusting comparative periods. Additionally, as permitted by Topic 842, we elected to apply the following practical expedients: (i) not to reassess whether any expired or existing contracts are or contain leases or the classification of any expired or existing leases and (ii) not to apply the recognition requirements to short-term leases. As a result of this adoption, we recorded operating lease right-of-use asset and operating lease liability associated with our office lease in our condensed balance sheet as of March 31, 2019. We used a discount rate of 12%, which reflects our borrowing rate as of the adoption date, to measure the present value of future lease payments to determine the fair value of our operating lease right-of-use asset and liability. Our office lease expires in June 2021 and we did not include an estimated renewal in the calculation of our operating lease right-of-use asset and liability as we believe that it is less than probable we will renew our office lease. Our adoption of Topic 842 did not result in any cumulative adjustment to the balance of our accumulated deficit as of January 1, 2019. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term, which is consistent with Topic 840.

The following table presents maturities of our operating lease (in thousands):

2019 (3 months)	$76
2020	308
2021	155
Total minimum lease payments (base rent)	539
Less: imputed interest	(55)
Total operating lease liabilities	$484

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

In August 2018, the SEC published Release No. 33-10532, Disclosure Update and Simplification, or DUSTR, which adopted amendments to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded, in light of other SEC disclosure requirements, GAAP, or changes in the information environment. While most of the DUSTR amendments eliminate updated or duplicative disclosure requirements, the final rule amends the interim financial statement requirements to include a reconciliation of changes in stockholders’ equity (deficit) in the notes or as a separate statement for each period for which a statement of comprehensive income (loss) is required to be filed. The new interim reconciliation of changes in stockholders’ equity (deficit) for the three and nine months ended September 30, 2019 and 2018 is included herein.

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

Subsequent Events

We have evaluated events that have occurred after September 30, 2019 and through the date that our condensed financial statements are issued. See Note 7, “Subsequent Events.”

Fair Value Measurements

Financial instruments, including receivables, accounts payable and accrued liabilities are carried at cost, approximate their fair values due to the short-term nature of these instruments. Our investments in money market funds are classified within Level 1 of the fair value hierarchy. Our warrant and derivative liabilities are classified within level 3 of the fair value hierarchy because the fair value is calculated using significant judgment based on our own assumptions in the valuation of these liabilities.

At September 30, 2019 and December 31, 2018, the fair value of our investments in money market funds were approximately $0.8 million and approximately $8.9 million, respectively, which are included within our cash and cash equivalents in our condensed balance sheets.

2.	Stock Plans

In January 2019, our stockholders approved an amendment to the Titan Pharmaceuticals, Inc. 2015 Omnibus Equity Incentive Plan to increase the number of shares authorized for awards thereunder from 583,334 to 1,666,667.

In January 2019, our stockholders approved a repricing of 122,115 fully-vested stock options with exercise prices in excess of $21.00 held by employees and consultants other than the named executive officers or members of the Board. The effected options were repriced at $1.55. As a result of the repricing of these stock options, we incurred a total of approximately $136,000 of additional stock-based compensation expense during the nine months ended September 30, 2019, of which approximately $77,000 was recorded within research and development and approximately $59,000 within selling, general and administrative in our condensed statement of operations and comprehensive loss.

The following table summarizes the stock-based compensation expense recorded for awards under our stock option plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$—	$136	$91	$455
Selling, general and administrative	128	252	523	767
Total stock-based compensation	$128	$388	$614	$1,222

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the fair value of our stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted-average risk-free interest rate	—%	2.9%	2.2%	2.7%
Expected dividend payments	—	—	—	—
Expected holding period (years) [1]	—	6.4	5.4	6.4
Weighted-average volatility factor [2]	—	0.91	0.94	0.89
Estimated forfeiture rates for options granted [3]	—%	25%	21%	26%

(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.
(2)	Weighted average volatility is based on the historical volatility of our common stock.
(3)	Estimated forfeiture rates are based on historical data.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

The following table summarizes option activity:

	Options (in thousands)	Weighted Average Exercise Price per share	Weighted Average Remaining Option Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	665	$17.94	6.44	$4.0
Granted	854	1.64
Cancelled	(274)	21.32
Outstanding at September 30, 2019	1,245	6.02	8.16	—
Exercisable at September 30, 2019	705	9.41	7.12

As of September 30, 2019, there was approximately $0.3 million of total unrecognized compensation expense related to non-vested stock options. This expense was expected to be recognized over a weighted-average period of approximately 1.7 years.

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

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Numerator:
Net loss attributable to common stockholders for basic earnings per share	$(2,803)	$(2,330)	$(12,517)	$(5,804)
Less change in fair value of derivatives	—	(141)	—	(141)
Net loss used for diluted earnings per share	$(2,803)	$(2,471)	$(12,517)	$(5,945)
Denominator:
Basic weighted-average common shares outstanding	15,517	3,650	14,112	3,573
Diluted weighted-average common shares outstanding	15,517	3,650	14,112	3,573
Net loss per common share:
Basic	$(0.18)	$(0.64)	$(0.89)	$(1.62)
Diluted	$(0.18)	$(0.68)	$(0.89)	$(1.66)

The table below presents common shares underlying stock options, warrants and convertible loans (see Note 5) that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted-average anti-dilutive common shares resulting from options	1,282	3,531	1,027	3,396
Weighted-average anti-dilutive common shares resulting from warrants	5,961	1,461	1,222	1,618
Anti-dilutive common shares resulting from convertible loans	330	—	332	—
	7,573	4,992	2,581	5,014

4.	Molteni Purchase Agreement

On March 21, 2018, we entered into a purchase agreement (“Molteni Purchase Agreement”) with L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (“Molteni”) pursuant to which Molteni acquired the European intellectual property related to Probuphine, including the marketing authorization application under review by the European Medicines Agency (“EMA”), and gained the exclusive right to commercialize the Probuphine product supplied by us in the EU, as well as certain countries of the Commonwealth of Independent States, the Middle East and North Africa (the “Molteni Territory”).

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

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

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

The following table presents changes in contract assets and liabilities during the nine months ended September 30, 2019 (in thousands):

	Beginning Balance	Deductions	Ending Balance
Contract assets	$99	$(99)	$—
Contract liability:
Deferred revenue	$313	$(313)	$—

In August 2018, we entered into an amendment to the Molteni Purchase Agreement, pursuant to which Molteni made an immediate payment of €950,000 (approximately $1.1 million) and a convertible loan of €550,000 (approximately $0.6 million) (“Molteni Convertible Loan”) (see Note 5) to us, both in exchange for the elimination of an aggregate of €2.0 million (approximately $2.3 million) of regulatory milestones provided for in the Molteni Purchase Agreement. We concluded that the approximately $1.1 million immediate payment by Molteni reflected a milestone payment with no additional obligations to us and, therefore, was recognized as revenue during the year ended December 31, 2018.

In September 2019, we entered into an additional amendment to the Molteni Purchase Agreement, pursuant to which the percentage earn-out payments on net sales from the original range of low-teens to mid-twenties to low-teens to mid-teens. We also agreed to delay payments of any earn-outs until the later of (i) January 1, 2021 or (ii) the one year anniversary of completion of compliance by our manufacturer with EU requirements (currently anticipated to occur by the end of this year). The milestone payments under the Purchase Agreement remain unchanged.

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

In March 2018, we entered into an Amended and Restated Venture Loan and Security Agreement (the “Restated Loan Agreement”) with Horizon and Molteni pursuant to which Horizon assigned approximately $2.4 million of the $4.0 million outstanding principal balance of the loan to Molteni and Molteni was appointed as the collateral agent and assumed majority and administrative control of the loan. Under the Restated Loan Agreement, Molteni had the right to convert its portion of the debt into shares of our common stock at a conversion price of $7.20 per share and was required to effect this conversion of debt to equity if we complete an equity financing resulting in gross proceeds of at least $10.0 million at a price per share of common stock in excess of $7.20 and repay the $1.6 million balance of Horizon’s loan amount. In connection with the Restated Loan Agreement, we issued warrants to purchase an aggregate of 6,667 shares of our common stock with an exercise price per share of $7.20 to Horizon.

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

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

In September 2019, we entered into an amendment to the Restated Loan Agreement pursuant to which the interest-only payment and forbearance periods were extended by one year to December 31, 2020 and the maturity date was extended by one year to June 1, 2022. In connection with the amendment to the Restated Loan Agreement, the final payments to the lenders were increased by an aggregate of approximately $0.3 million (exclusive of a restructuring fee payable to Horizon) and the conversion provisions related to Molteni’s portion of the loan amount were revised to eliminate the mandatory conversion feature, to reduce the conversion price to $0.225 and to cap the number of shares issuable upon conversion to 3,422,777.

As of September 30, 2019, the loan from Molteni under the amendment to the Restated Loan Agreement was convertible into 3,422,777 shares of our common stock.

In accordance with ASC 470, “Debt,” the amendment to the loan from Molteni is accounted for under debt extinguishment accounting, which required us to extinguish the carrying amount of the loan prior to the amendment and reacquire the loan after the amendment. As a result, during the three months ended September 30, 2019, we recorded approximately $0.3 million gain on debt extinguishment related to the write-off of the balance of the accreted final payment of the loan. The modification to the loan from Horizon did not constitute debt extinguishment and, therefore, did not have any impact to our condensed financial statements.

Molteni Convertible Loan

In connection with the Amendment to the Molteni Purchase Agreement (see Note 4), in June 2019, the Molteni Convertible Loan, together with unpaid accrued interest, was converted in full into 448,287 shares of our common stock at $1.50 per share upon the receipt of EMA approval of Sixmo. As a result, we recorded approximately $0.1 million loss on debt extinguishment.

6.	Stockholders’ Equity

At-the-Market Offering (the “ATM”)

In April 2019, we implemented the ATM for the sale of up to $8.6 million of our common stock. During the three months ended June 30, 2019, we issued a total of 329,656 shares of our common stock at a weighted-average price of $1.60 per share for total net proceeds of approximately $0.5 million under the ATM. In August 2019, we reduced the dollar amount that can be sold under ATM to $4.0 million.

August 2019 Offering

In August 2019, we completed an offering (the “August 2019 Offering”) with a single accredited institutional investor (the “Purchaser”) pursuant to which we issued 1,480,000 shares of our common stock and pre-funded warrants to purchase 1,372,314 shares of our common stock with an exercise price of $0.01 per share (the “Pre-funded Warrants”) in a registered direct offering and warrants to purchase 2,852,314 shares of our common stock with an exercise price of $1.07 per share (the “Placement Warrants”) in a concurrent private placement. The Pre-Funded Warrants, which were exercised for common stock in September 2019, were issued in lieu of common stock in order to ensure the Purchaser did not exceed certain beneficial ownership limitations. The Placement Warrants will become exercisable in February 2020 and will expire in February 2025. The Placement Warrants agreement contains a provision where the warrant holder has the option to receive cash, equal to the Black Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). As a result of this provision, in accordance with ASC 480, “Distinguishing Liabilities from Equity,” the Placement Warrants are required to be classified as liabilities. The fair value of the Placement Warrants is determined using the Black-Scholes Option Pricing model to calculate the call option and Binomial Option Pricing model to calculate the put option with changes in the fair value recorded in the condensed statements of operations and comprehensive loss.

During the three months ended September 30, 2019, approximately $1.4 million and approximately $0.6 million, respectively, were allocated to warrant liability and additional paid-in capital.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

The warrant liability associated with the Placement Warrants is classified within level 3 of the fair value hierarchy. The below table represents the weighted-average key assumptions used to calculate the fair value of the Placement Warrants:

	As of
	August 7, 2019	September 30, 2019
Volatility	87%	97%
Risk-free Interest Rate	1.5%	1.6%
Dividend Rate	—	—
Expected Term (in years)	4.9	4.8
Weighted-Average Fair Value per share warrant	$0.50	$0.14

The below table presents the roll-forward of the warrant liability associated with the Placement Warrants (in thousands):

Beginning balance as of January 1, 2019		$—
Warrant liability		1,429
Non-cash gain on changes in fair value [1]		(1,041)
Ending balance as of September 30, 2019		$388

(1)	Recorded within other income in the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2019.

7.	Subsequent Events

In October 2019, we completed an underwritten public offering (the “Public Offering”) pursuant to which we issued 40,276,000 units at an offering price of $0.225 per unit, consisting of 35,886,000 shares of our common stock and pre-funded warrants to purchase 4,390,000 shares of our common stock with an exercise price of $0.01 per share (the “Pre-funded Warrants”), and Class B Warrants to purchase 40,276,000 shares of our common stock at $0.225 per share (the “Class B Warrants”). The Pre-Funded Warrants, which were exercised for common stock in October 2019, were issued in lieu of common stock in order to ensure the Purchaser did not exceed certain beneficial ownership limitations. The Class B Warrants are immediately exercisable and will expire in October 2024. The Class B Warrant agency agreement contains a provision where the warrant holder has the option to receive cash equal to the Black Scholes fair value of the remaining unexercised portion of the warrant in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Through the date of filing this Quarterly Report on Form 10-Q, we received net cash proceeds of approximately $8.1 million, after deduction of underwriting fees and other offering expenses.

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

Overview

We are a pharmaceutical company developing therapeutics utilizing our proprietary long-term drug delivery platform, ProNeura, for the treatment of select chronic diseases for which steady state delivery of a drug provides an efficacy and/or safety benefit. We have been transitioning to a commercial stage enterprise following the reacquisition of Probuphine® (buprenorphine) implant, or Probuphine, on May 25, 2018 from our former licensee. Probuphine is the first product based on our ProNeura technology approved in the U.S., Canada and the EU for the maintenance treatment of opioid use disorder, or OUD, in eligible patients. Since the reacquisition, we have been implementing a strategic plan aimed at building the foundation to support an effective U.S. product relaunch targeted at select OUD market segments best suited for Probuphine, including the establishment of a small experienced commercial team and the engagement of new strategic partners in the product order and distribution process.

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

Results of Operations for the Three and Nine Months September 30, 2019 and 2018

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)
Revenues:
License revenue	$—	$1,406	$(1,406)	$313	$5,063	$(4,750)
Product revenue	190	244	(54)	811	318	493
Grant revenue	757	—	757	1,270	—	1,270
Total revenues	$947	$1,650	$(703)	$2,394	$5,381	$(2,987)

The decrease in total revenues for the three and nine months ended September 30, 2019 was primarily due to one-time payments in 2018 from license agreements associated with Probuphine, partially offset by grant revenue and higher product revenue during 2019. License revenues recognized for the three and nine months ended September 30, 2018 were related to the sale of our European intellectual property rights to Molteni, the return of Probuphine commercialization rights in May 2018 and earned royalties while license revenue recognized for the nine months ended September 30, 2019 was related to amortization of deferred revenue associated with the sale of our European intellectual property rights to Molteni.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)
Operating expenses:
Cost of goods sold	$188	$178	$10	$738	$248	$490
Research and development	1,619	1,910	(291)	5,370	5,623	(253)
Selling, general and administrative	3,023	1,514	1,509	9,336	4,508	4,828
Total operating expenses	$4,830	$3,602	$1,228	$15,444	$10,379	$5,065

Cost of goods sold reflects product costs and distribution expenses associated with sales of Probuphine product by us after reacquiring the commercialization rights in May 2018.

The decrease in our research and development expenses for the three months ended September 30, 2019 was primarily due to approximately $0.6 million of lower research and development expenses related to Probuphine and approximately $0.2 million of lower expenses related to employee compensation, partially offset by approximately $0.5 million of higher research and development expenses related to the nalmafene product development program, which were partially reimbursed under an NIH (National Institute of Health)/NIDA (National Institute of Drug Abuse) grant. The decrease in our research and development expenses for the nine months ended September 30, 2019 was primarily due to approximately $1.0 million of lower external research and development expenses related to the ropinirole implant program and other programs and approximately $0.9 million of lower other research and development expenses mainly related to the reduction of our workforce, partially offset by $1.1 million of higher research and development expenses related to the nalmafene product development program, which were partially reimbursed under an NIH/NIDA grant, and approximately $0.4 million of higher research and development expenses related to Probuphine, which includes the preparation for initiation of a phase 4 clinical trial. Other research and development expenses include internal operating costs such as clinical research and development personnel-related expenses, clinical trials related travel expenses, and the allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development and activities described elsewhere in this report, we are unable to estimate the specific timing and future costs of our research and development programs or the timing of material cash inflows, if any, from our product candidates.

The substantial increase in selling, general and administrative expenses for the three and nine months ended September 30, 2019 was primarily due to expenses associated with the commencement of activities associated with our commercialization of Probuphine, which resulted in increases in employee related expenses, consulting and professional fees, other outside services, travel costs and facilities related expenses. The increase in selling, general and administrative expenses for the three months ended September 30, 2019 was primarily attributable to increases in employee-related expenses of approximately $0.5 million, expenses related to consulting, professional and outside services of approximately $0.8 million and expenses related to facilities and travel of approximately $0.2 million. The increase in selling, general and administrative expenses for the nine months ended September 30, 2019 was primarily attributable to increases in expenses related to consulting, professional and outside services of approximately $2.1 million, employee-related expenses of approximately $1.8 million and expenses related to facilities and travel of approximately $0.9 million.

Other Expense, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)
Other income (expense):
Interest expense, net	$(238)	$(227)	$(11)	$(737)	$(650)	$(87)
Gain on debt extinguishment, net	291	—	291	226	—	226
Non-cash gain on changes in fair value	1,041	141	900	1,066	141	925
Other expense, net	(14)	(7)	(7)	(22)	(12)	(10)
Other income (expense), net	1,080	(93)	1,173	533	(521)	1,054

Other income, net for the three and nine months ended September 30, 2019 was primarily due to an approximately $1.0 million non-cash gain on changes in the fair value of our warrants issued in connection with our August 2019 offering and an approximately $0.3 million non-cash gain on debt extinguishment related to the modification of our loan from Molteni, partially offset by interest expense. Other expense for the three and nine months ended September 30, 2018 was primarily attributable to interest expense on our loans, partially offset by a non-cash gain on charges in the fair value of our derivative liability. During the nine months ended September 30, 2019, the increase in interest expense compared to the same period in 2018 was primarily due to higher outstanding loan balances.

Net Loss and Net Loss per Share

Our net loss for the three months ended September 30, 2019 was approximately $2.8 million, or approximately $0.18 per share, compared to our net loss of approximately $2.3 million, or approximately $0.64 per share, for the comparable period in 2018. Our net loss for the nine months ended September 30, 2019 was approximately $12.5 million, or approximately $0.89 per share, compared to our net loss of approximately $5.8 million, or approximately $1.62 per share, for the comparable period in 2018. Our net loss for the three and nine months ended September 30, 2018 includes a deemed dividend of approximately $0.3 million.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At September 30, 2019, we had working capital of approximately $0.5 million compared to working capital of approximately $9.8 million at December 31, 2018.

In April 2019, we implemented the ATM for the sale of up to $8.6 million of our common stock. During the three months ended June 30, 2019, we received total net proceeds of approximately $0.5 million from the sale of 329,656 shares of our common stock at a weighted-average price of $1.60 per share under the ATM. In August 2019, we reduced the dollar amount that can be sold under the ATM to $4.0 million.

In June 2019, we issued 448,287 shares of our common stock upon the conversion of the Molteni Convertible Loan upon the receipt of the European Medicines Agency approval of Sixmo. See Note 5 of the Notes to Condensed Financial Statements in Item 1.

In August 2019, we completed the August 2019 Offering pursuant to which we issued the Purchaser 1,480,000 shares of our common stock and Pre-Funded Warrants to purchase 1,372,314 shares of our common stock with an exercise price of $0.01 per share in a registered direct offering and Placement Warrants to purchase 2,852,314 shares of our common stock with an exercise price of $1.07 per share in a concurrent private placement. We received net cash proceeds totaling approximately $1.8 million, after deduction of underwriting fees and other offering expenses.

In October 2019, we completed the Public Offering pursuant to which we issued 40,276,000 units at an offering price of $0.225 per unit, consisting of 35,886,000 shares of our common stock and Pre-Funded Warrants to purchase 4,390,000 shares of our common stock with an exercise price of $0.01 per share and Class B Warrants to purchase 40,276,000 shares of our common stock at $0.225 per share. We received net cash proceeds totaling approximately $8.1 million, after deduction of underwriting fees and other offering expenses.

As of September 30, 2019, we had cash and cash equivalents of approximately $0.9 million, which we believe, together with the proceeds of the Public Offering, is sufficient to fund our planned operations into the third quarter of 2020. We will require additional funds to finance our operations beyond such period. We are exploring several financing alternatives; however, there can be no assurance that our efforts to obtain the funding required to continue our operations will be successful. We have also been seeking to implement appropriate cost-cutting measures to preserve cash. In furtherance of these efforts, our Chief Executive Officer and our Executive Chairman have agreed to a 50% reduction in their base salaries effective January 1, 2020 through June 30, 2020 and the non-employee members of our Board have agreed to a 25% reduction in their annual retainer for 2020.

Sources and Uses of Cash

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	(11,782)	(5,123)
Net cash used in investing activities	(144)	(71)
Net cash provided by financing activities	3,191	6,099
Change in cash, cash equivalents and restricted cash	(8,735)	905

Net cash used in operating activities for the nine months ended September 30, 2019 consisted primarily of our net loss of approximately $12.5 million, approximately $1.0 million non-cash gain on changes in the fair value of warrant liability and approximately $0.3 million of other non-cash charges. This was partially offset by approximately $0.8 million related to net changes in operating assets and liabilities and non-cash charges of approximately $0.6 million related to stock-based compensation, approximately $0.5 million related to interest expense and approximately $0.2 million related to depreciation and amortization. Net cash used in operating activities for the nine months ended September 30, 2018 consisted primarily of the net loss for the period of approximately $5.5 million, approximately $1.3 million of non-cash gain on inventory and approximately $0.1 million of other non-cash charges. This was partially offset by non-cash charges of approximately $1.2 million related to stock-based compensation, approximately $0.3 million related to depreciation and amortization and approximately $0.3 million related to non-cash interest expense. Uses of cash in operating activities were primarily to fund commercialization, product development programs and administrative expenses.

Cash used in investing activities was primarily related to purchases of equipment for both the nine months ended September 30, 2019 and 2018.

Net cash provided by financing activities for the nine months ended September 30, 2019 consisted of approximately $0.7 million of net proceeds from the exercises of warrants to purchase our common stock and approximately $2.5 million of net proceeds from equity offerings. Net cash provided by financing activities for the nine months ended September 30, 2018 was primarily due to approximately $8.5 million of net proceeds from equity offering and approximately $0.6 million of loan proceeds from Molteni, partially offset by approximately $3.0 million repayment of long-term debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2018 have not materially changed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our President and Chief Executive Officer, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2019, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2019 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2018 and in our Registration Statement on Form S-1 (File No. 333-233722, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

Exhibit No.
1.1	Underwriting Agreement between Titan Pharmaceuticals, Inc. and Maxim Group LLC(30)
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended(5)
3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation dated September 24, 2015(12)
3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation dated January 23, 2019(23)
3.2	By-laws of the Registrant(1)
3.3	Certificate of Designation of Series A Convertible Preferred Stock(22)
4.1	Form of 2014 Class A Warrant(11)
4.3	Form of 2014 Underwriter Warrant(11)
4.4	Form of Lender Warrant(15)
4.5	Form of Rights Agreement Warrant(17)
4.6	2018 Warrant Agency Agreement between Titan Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company and Form of Offering Warrant(22)
4.7	2018 Representative’s Purchase Warrant(22)
4.8	Form of August 2019 Offering Pre-Funded Warrant(27)
4.9	Form of August 2019 Placement Warrant(27)
4.10	Form of October 2019 Offering Pre-Funded Warrant(28)
4.11	2019 Class B Warrant Agency Agreement between Titan Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company and Form of Class B Warrant(30)
10.1	2001 Non-Qualified Employee Stock Option Plan(2)
10.2	2002 Stock Option Plan(3)
10.3	Lease for the Registrant’s facilities, amended as of October 1, 2004(4)
10.4	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009(5)
10.5	Amendment to lease for Registrant’s facilities dated June 15, 2010(6)
10.6±	License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl, dated December 14, 2012(7)
10.7	Amendment dated May 28, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl(8)
10.8	Second Amendment dated July 2, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl(9)
10.9	Third Amendment dated November 12, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl(13)
10.10	Titan Pharmaceuticals, Inc. 2014 Incentive Plan(12)
10.11	Titan Pharmaceuticals, Inc. Third Amended and Restated 2015 Omnibus Equity Incentive Plan(23)
10.12	Employment Agreement between Titan Pharmaceuticals, Inc. and Titan Pharmaceuticals, Inc. and Sunil Bhonsle(14)
10.13	Employment Agreement between Titan Pharmaceuticals, Inc. and Titan Pharmaceuticals, Inc. and Marc Rubin(14)
10.14	Venture Loan and Security Agreement, dated July 27, 2017, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation(15)

10.15	Amendment of Venture Loan and Security Agreement, dated February 2, 2018, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation(16)
10.16	Amended and Restated Venture Loan and Security Agreement, dated March 21, 2018, by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A.(17)
10.17±	Asset Purchase, Supply and Support Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A.(17)
10.18	Rights Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A.(17)
10.19±	Termination and Transition Services Agreement dated May 25, 2018 by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals, Inc.(18)
10.20±	Amendment dated August 3, 2018 to Asset Purchase, Supply and Support Agreement by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A(19)
10.21±	Distribution and Sublicense Agreement dated February 1, 2016 as amended by agreement dated August 2, 2018 between Titan Pharmaceuticals, Inc. and Knight Therapeutics Inc.(20)
10.22	Amendment to lease for Registrant’s facility dated March 21, 2016(20)
10.23	Amendment to Employment Agreement with Sunil Bhonsle dated August 9, 2018(20)
10.24	Amendment to Employment Agreement with Marc Rubin dated August 9, 2018(20)
10.25	Unsecured Convertible Loan Agreement dated September 18, 2018(21)
10.26	Employment Agreement with Katherine Beebe DeVarney dated November 1, 2018(24)
10.27	Employment Agreement with Dane Hallberg dated September 26, 2018(24)
10.28	Employment Agreement with Sunil Bhonsle dated April 1, 2019(25)
10.29	Employment Agreement with Marc Rubin dated April 1, 2019(25)
10.30	Sales Agreement dated April 25, 2019 between Titan Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners(26)
10.31	Form of August 2019 Securities Purchase Agreement(27)
10.32	Placement Agency Agreement dated August 7, 2019 between Titan Pharmaceuticals, Inc. and Maxim Group LLC(27)
10.33	Amendment dated September 10, 2019 to Amended and Restated Venture Loan and Security Agreement, dated March 21, 2018, by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (28)
10.34±	Amendment No. 2 dated September 10, 2019 to Asset Purchase, Supply and Support Agreement by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A(28)
14.1	Code of Business Conduct and Ethics(10)
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(3) Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(4) Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(5) Incorporated by reference from the Registrant’s Registration Statement on Form 10 filed on January 14, 2010.

(6) Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.

(7) Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on February 28, 2013.

(8) Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 29, 2013.

(9) Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 5, 2013.

(10) Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

(11) Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A dated September 30, 2014.

(12) Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 28, 2015.

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

(16) Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 7, 2018.

(17) Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 26, 2018.

(18) Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 30, 2018.

(19) Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 3, 2018.

(20) Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018.

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

(24) Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

(25) Incorporated by reference from the Registrant’s Current Report on Form 8-K dated April 3, 2019.

(26) Incorporated by reference from the Registrant’s Current Report on Form 8-K dated April 25, 2019.

(27) Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 7, 2019.

(28) Incorporated by reference from the Registrant’s Registration Statement on Form S-1 dated September 12, 2019.

(29) Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A dated October 8, 2019.

(30) Incorporated by reference from the Registrant’s Current Report on Form 8-K dated October 18, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: November 14, 2019	By:	/s/ Sunil Bhonsle
	Name:	Sunil Bhonsle
	Title:	President and Chief Executive Officer (Principal Executive and Principal Financial Officer)