Form 10-K
period 2019-12-31
TITAN PHARMACEUTICALS INC
filed 2020-03-30
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing price on June 28, 2019 was approximately $17.3 million.

As of March 25, 2020, 93,467,258 shares of common stock, $0.001 par value, of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

Titan Pharmaceuticals, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2019

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

Probuphine®, ProNeura™ and Step Into Stability™ are trademarks of our company. This Annual Report on Form 10-K also includes trade names and trademarks of companies other than Titan.

Item 1.	Business

Overview

We are a pharmaceutical company developing therapeutics utilizing our proprietary long-term drug delivery platform, ProNeura™, for the treatment of select chronic diseases for which steady state delivery of a drug provides an efficacy and/or safety benefit. During most of 2019, we have been transitioning to a commercial stage enterprise following the reacquisition of Probuphine® (buprenorphine) implant, or Probuphine, on May 25, 2018 from our former licensee. Probuphine is the first product based on our ProNeura technology approved in the U.S., Canada and the European Union, or EU, for the maintenance treatment of opioid use disorder, or OUD, in clinically stable patients taking 8 mg or less a day of oral buprenorphine. ProNeura consists of a small, solid rod made from a mixture of ethylene-vinyl acetate, or EVA, and a drug substance. The resulting product is a solid matrix that is placed subdermally, normally in the inside part of the upper arm, in a short physician office-based outpatient procedure performed by a trained health care provider, or HCP, and is removed in a similar manner at the end of the treatment period. Once implanted, the drug substance is released continuously through the process of diffusion-controlled dissolution, reaching a stable blood level of the selected drug in two to four weeks and maintaining it thereafter for several months, thereby avoiding the fluctuating peak and trough levels of oral dosing that often pose problems in certain disease settings, including OUD.

Since the reacquisition of Probuphine, we have been implementing a strategic plan aimed at building the foundation to support an effective U.S. product relaunch, including the establishment of a small experienced commercial team to target select OUD market segments best suited for Probuphine, as well as the engagement of new strategic partners in the product order and distribution process. Despite limited resources, we have made significant progress in identifying and addressing the challenges associated with the initial product launch by our former licensee, including expanding access to treatment and educating and supporting the provider and patient communities. The product order and distribution process has been streamlined through establishment of new relationships with specialty pharmacies and the establishment of a new central patient services hub. Product awareness is being expanded through the introduction of our Step Into Stability™ marketing campaign that highlights the unique long-term treatment features of Probuphine. We believe that with sufficient capital resources, Probuphine has the potential to be an important weapon in the battle against OUD and in the fourth quarter of 2019 following a public offering of our securities, we began to expand our commercial capabilities through a modest addition of sales personnel, and also started to evaluate potential opportunities for establishing relationships with third parties to further expand our product outreach.

We are committed to making Probuphine a successful product, and in furtherance of these efforts which require additional financial resources, we have recently restructured our outstanding loan agreement as described below under “Agreements”, and to further conserve capital to support commercial activities, we have also informed the FDA of our need to delay commencement of certain required post-approval clinical trials.

Probuphine

Probuphine, our first marketed product based on our ProNeura drug delivery technology, is a six-month buprenorphine implant for the maintenance treatment of opioid addiction in patients who have achieved and sustained prolonged clinical stability on a dose of up to 8 mg per day of oral buprenorphine. Treatment with Probuphine requires a healthcare provider to be trained and certified under the Probuphine Risk Evaluation and Mitigation Strategy, or REMS, program to insert a set of four implants (each approximately the size of a one-inch matchstick), sub-dermally in the patient’s upper arm under local anesthetic during a short (about 15 minutes) in-office procedure. After insertion, Probuphine delivers buprenorphine continuously for six months. Thereafter, the implants are removed and can be replaced with a new set of implants in the opposite arm.

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

To date, the vast majority of buprenorphine prescriptions have been for daily-dosed sublingual formulations. There are important clinical challenges associated with daily dosed formulations,

•	the potential for lack of compliance;

•	the potential for reinforcement of drug-taking behavior; and

•	the delivery of fluctuating levels of medication in the blood.

While the U.S. Food and Drug Administration, or FDA, has approved a monthly depot formulation of buprenorphine that was launched in the first half of 2018, Probuphine is the only product on the market to provide six-month, continuous delivery of buprenorphine for maintenance treatment of OUD, thereby potentially addressing the challenges that can be seen with daily dosed formulations. In addition, as an implant, it may lower the potential for diversion and non-adherence associated with sublingual formulations. We believe that Probuphine can play an important role in combatting the opioid epidemic and will benefit from the changing emphasis in clinical practice to move towards longer-term treatment options. The availability of one month depot injection formulations should enable clinicians and patients to become accustomed to longer duration procedure-oriented treatments, which in turn may lead to increased use of Probuphine during the maintenance treatment stage.

 To implement the Probuphine relaunch, we engaged Dane Hallberg as our Chief Commercial Officer in October 2018, and by the end of 2018 we had retained a small experienced sales and marketing team to focus on establishing a relationship with the existing prescribers of Probuphine and reassuring them of a continued supply of product. Simultaneously we began to address the product supply chain issues, notably the third-party payor pre-approval process and the logistics and distribution system, both of which have negatively impacted the product’s acceptance and uptake. This has included identifying the need for a better centralized logistics service (referred to as a ‘hub’) that can service the combined process of product ordering and pre-approval by payors, as well as the expansion of the specialty pharmacy network to accelerate the pre-approval process and improve product distribution. Details of our commercial strategy and activities in 2019 have been provided later in the Sales and Marketing section.

We are also required to conduct three Phase 4 clinical studies with Probuphine per the FDA approval letter. The first study is for evaluating the risk of QT prolongation with Probuphine and, at the recommendation of the FDA, this will be conducted as a consortium study with other manufacturers of approved buprenorphine formulations and the study protocol is being finalized with input from the FDA. The second study will provide safety and pharmacokinetic information on both the implantation of Probuphine to a previously used anatomical site, as well as an alternate site, such as the abdomen. The third study is a registration study to evaluate the incidence of implant protrusion, migration and breakage during the treatment with Probuphine. We have established acceptable study designs and protocols with input from the FDA for the second and third studies, however, due to a lack of sufficient financial resources we have postponed the commencement of these two studies to approximately Q2 2021 and accordingly informed the FDA. During a teleconference regarding our request, the FDA asked for additional information and requested that we provide periodic updates on the initiation status while they consider the matter.

Probuphine received approval from the Canadian Health Authority in April 2018, and our licensee, Knight Therapeutics, Inc., or Knight, commenced its product launch in late October 2018. Knight is marketing Probuphine as a specialty product that, in addition to the typical benefits, can address some of the key needs in the Canadian market, particularly in providing buprenorphine maintenance treatment to OUD patients in rural communities where access to a clinic for frequent visits to fill prescriptions is not possible. During 2019 Knight has made steady progress in obtaining pricing and reimbursement approval from several of the provincial health care authorities with some limited sales in these regions, and are now waiting for similar approval from two of the larger provinces.

In March 2018, we entered into a purchase agreement with Molteni Farmaceuticci of Italy, or Molteni, pursuant to which Molteni acquired the European intellectual property related to Probuphine, including the Marketing Authorization Application, or MAA, that had been submitted to the European Medicines Agency, or EMA, in November 2017 and the exclusive right to commercialize the Titan supplied Probuphine product in Europe, as well as certain countries of the Commonwealth of Independent States, the Middle East and North Africa. During 2019 we have been assisting Molteni in the MAA review process and together with Molteni, we provided responses to all of the EMA’s questions and also participated in the final product review meeting of the EMA in February 2019 which was followed by an approval of the product Sixmo (brand name of Probuphine in Europe) for the European Union, or EU, in June 2019. Molteni has been pursuing the registration and pricing approval of the product in key EU member states and expects to have this completed in the first couple of countries during the first half of 2020.

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

We are currently conducting non-clinical studies with a nalmefene implant for the potential treatment of OUD under an $8.7 million grant from the National Institutes of Health, and in February 2020 we participated in a pre-Investigational New Drug, or IND, meeting with the FDA to review the non-clinical development plans for the nalmefene implant and obtain guidance from the Agency with respect to filing of an IND application by the end of this year or early 2021. We are collaborating with the Walter Reed Army Institute of Research, or WRAIR, and SWRI in the early non-clinical evaluation of the ProNeura platform in malaria prophylaxis. The early data from this collaboration is encouraging and has been presented by the WRAIR staff at several conferences, and WRAIR has now received additional funding from the Department of Defense to continue the program with additional non-clinical testing of the atovaquone and proguanil implant formulations in large animal studies. WRAIR is also pursuing additional grant funding for testing other compounds that have shown promise as a prophylactic treatment for malaria and we will collaborate with WRAIR and SWRI as needed for the preparation of these implant formulations that, if successful, could be available to us for potential commercialization.

To date, we have conducted limited research and development on the use of ProNeura to administer ropinirole, a drug used in the treatment of Parkinson’s disease, however, at this time we have discontinued the clinical development and requested an inactivation of the IND. We have also conducted feasibility assessments and implant formulation activities with drugs used in the areas of chronic pain, type 2 diabetes and hypothyroidism, some of which work has been done in collaboration with third parties. Our primary focus at this time, however, is on the commercialization of Probuphine, and further research and development efforts on a product pipeline based on this platform technology will depend on the availability of funding, either through corporate collaborations, grants or other sources.

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

Molteni

On March 21, 2018, we entered into and on August 3, 2018 amended an Asset Purchase, Supply and Support Agreement, or the Purchase Agreement, with Molteni pursuant to which Molteni acquired the European intellectual property related to Probuphine, including the MAA under review by the EMA, and will have the exclusive right to commercialize the Titan supplied Probuphine product in Europe, as well as certain countries of the Commonwealth of Independent States, the Middle East and North Africa, or the Molteni Territory. We received an initial payment of €2.0 million ($2,448,000) for the purchased assets and an additional payment of €950,000 ($1,107,000) upon execution of the amendment. We will receive the following additional potential payments totaling up to €2.5 million (approximately $2,850,000) upon the achievement of certain regulatory and product label milestones, including: an aggregate of €1.0 million of milestone payments upon approval of the product reimbursement price in certain key countries. Additionally, Titan is entitled to receive earn-out payments for up to 15 years on net sales of Probuphine in the Molteni Territory ranging in percentage from the low-teens to the mid-twenties.

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

On March 21, 2018, we entered into an agreement, or the Loan Agreement, which amended and restated our prior loan agreement with Horizon Technology Finance Corp., or Horizon. Under the Loan Agreement, Horizon assigned $2,400,000 of the $4,000,000 outstanding principal balance of the loan to Molteni and Molteni was appointed collateral agent and assumed majority and administrative control of the debt. Molteni was given the right to convert its portion of the debt into shares of our common stock at a conversion price of $7.20 per share and was required to effect this conversion of debt to equity if we completed an equity financing resulting in gross proceeds of at least $10,000,000 at a price per share of common stock in excess of $7.20 and repaid the $1,600,000 principal balance of Horizon’s loan amount. On September 10, 2019, we entered into an amendment to the Loan Agreement, with the goal of reducing our cash burn rate to enable us to focus on commercialization activities. Under the amendment to the Loan Agreement, the interest-only payment and forbearance periods were extended by one year to December 31, 2020 and the maturity date was extended by one year to June 1, 2022. In connection with the amendment to the Loan Agreement, as clarified by a subsequent amendment dated March 12, 2020, the final payments to the lenders were increased by an aggregate of $312,500 (exclusive of a restructuring fee payable to Horizon) and the conversion provisions related to Molteni’s portion of the loan amount were revised to eliminate the mandatory conversion feature, to reduce the conversion price to $0.225 and to cap the number of shares issuable upon conversion to 3,422,777.

On March 21, 2018, in consideration of Molteni’s entry into the Purchase Agreement and the Loan Agreement, we entered into an agreement with Molteni, or the Rights Agreement, pursuant to which, as amended, we agreed to (i) issue Molteni seven-year warrants to purchase 90,000 shares of our common stock at an exercise price of $7.20 per share, (ii) provide Molteni customary demand and piggy-back registration rights with respect to the shares of common stock issuable upon conversion of its loan and exercise of its warrants, (iii) appoint one member of Titan’s board of directors if Mr. Seghi Recli is not then serving on the board and (iv) provide board observer rights to Molteni if it has not designated a board nominee, as well as certain information rights. The board designation, observer and information rights will terminate at such time as Molteni ceases to beneficially own at least one percent of our outstanding capital stock (inclusive of the shares issuable upon conversion of its note and exercise of its warrants).

In connection with the August 2018 amendment to the Purchase Agreement, Molteni made a convertible loan to us of €550,000 (approximately $642,000) upon submission of the response to the 120-day letter from EMA on September 14, 2018 in accordance with the amendment. The Molteni Convertible Loan, together with unpaid accrued interest, was converted in full into 448,287 shares of our common stock at $1.50 per share upon the receipt of EMA approval of Sixmo for the EU in June 2019.

On September 10, 2019, we entered into an amendment to the Purchase Agreement pursuant to which the percentage earn-out payments on net sales were reduced from the original range of low-teens to mid-twenties to low-teens to mid-teens. We also agreed to delay payments of any earn-outs until the later of (i) January 1, 2021 or (ii) the one year anniversary of completion of compliance by our manufacturer with EU requirements. The milestone payments under the Purchase Agreement remain unchanged.

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

In June 2010, the United States Patent and Trademark Office (“USPTO”) issued a patent covering methods of using Probuphine for the treatment of opiate addiction. Titan is the owner of this patent which claims a method for treating opiate addiction with a subcutaneously implanted device comprising buprenorphine and EVA, a biocompatible copolymer that releases buprenorphine continuously for extended periods of time. This patent will expire in April 2024. A U.S. continuation application is currently pending which includes claims related to Probuphine for the treatment of pain.  Related patents covering use of Probuphine with the continuous delivery technology for the treatment of opiate addiction have also been issued in Australia, Canada, Europe, India, Japan, Mexico, New Zealand, and Hong Kong. On March 21, 2018, we executed the Purchase Agreement with Molteni whereby the European intellectual property covering Probuphine, including the European patent, was acquired by Molteni. Patents covering certain dopamine agonist implants, including ropinirole implant, have already been issued in the United States, Europe, Japan, China, Australia, Canada, South Korea, Mexico, New Zealand, South Africa, Israel and Hong Kong.

We have filed additional patent applications for a heterogeneous implant designed with some unique properties that may provide benefits to the structural integrity of the implants and potentially enhance drug delivery. Corresponding patents have been granted in the US, Australia, Canada, Europe, Hong Kong, India, Japan, South Korea, Mexico, Singapore, and South Africa.

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

With respect to Probuphine, there are currently no other six-month implant formulations of buprenorphine on the market or in development. The primary competition it faces comes from Indivior, PLC (formerly the pharmaceutical business of Reckitt Benckiser Group, PLC), which markets globally a sublingual buprenorphine product (tablet and film formulations under the trade name Subutex and Suboxone) for the treatment of opioid dependence that currently holds the dominant market share of global sales. Indivior received FDA approval for a one month depot injection (tradename Sublocade) that became commercially available in the first half of 2018. Probuphine also faces competition from two additional proprietary daily dose formulations that have been approved by the FDA; the first is a sublingual tablet with the trade name of Zubsolv marketed by Orexo and the second is a buccal patch with the trade name of Bunavail marketed by Bio Delivery Sciences International. Several generic sublingual tablet formulations of buprenorphine similar to Suboxone and Subutex were approved by the FDA and have recently entered the opioid addiction treatment market. Other forms of buprenorphine are also in development by other companies, including intramuscular and intradermal one-week and one-month depot injections which, if approved, will also compete with our product. One additional depot formulation licensed to Braeburn has received tentative FDA approval that restricts marketing of the product in the U.S. until potentially November 2020. Alkermes, Inc. also markets Vivitrol®, a one-month depot injection of naltrexone as a maintenance treatment for opioid dependent patients who have successfully gone through a detoxification process and achieved abstinence.

Manufacturing

The manufacturing of Probuphine has primarily been conducted at DPT Laboratories, Inc., or DPT, and we have expanded the manufacturing facility at this contract manufacturer to establish commercial scale capability to support the market launch of Probuphine and ongoing demand. We have entered into a commercial manufacturing agreement with DPT that governs the terms of the production and supply of Probuphine. We are responsible for the manufacture and supply of Probuphine as needed by Knight for Canada and to Molteni for the Molteni Territory. During 2019, we commenced modifications to the Probuphine manufacturing facility and protocols to meet the EU standards and we are expecting to manufacture the first batch of buprenorphine implants for EU in the second quarter of 2020.

To date, we have obtained the supply of bupenorphine from Teva Pharmaceuticals, Inc., or Teva, under a commercial supply agreement similar to the one with DPT.

We are in the process of qualifying a new EVA manufacturer which will provide a second source of the material. During 2019 we have qualified a new sterilization vendor and successfully transitioned to a new sterilization process. Our use of these and other single-source suppliers of raw materials, components and finished goods exposes us to several risks, including disruptions in supply, price increases, late deliveries and an inability to meet customer demand. This could lead to customer dissatisfaction, damage to our reputation or customers switching to competitive products. Any interruption in supply could be particularly damaging to our ability to develop and commercialize Probuphine.

Finding alternative sources for these raw materials, components and finished goods would be difficult and in many cases entail a significant amount of time, disruption and cost. Any disruption in supply from any single-source supplier or manufacturing location could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects.

Sales and Marketing

Since reacquiring the rights to Probuphine in mid-2018, we have been working to maximize the impact of the limited resources at our disposal by putting in place a small, focused team of people with key and deep expertise in the field of addiction, while establishing the many relationships and programs that are required to build our infrastructure and grow our commercial capabilities. We believe we have made important progress in laying the groundwork and establishing the foundation to successfully transition into a company with full commercial potential. Some of our key accomplishments have included:

•	Refining and validating our market segmentation strategy;

•	Expanding our specialty pharmacy network by adding key pharmacies with national coverage and robust coordination of care capabilities among patients, third party payors and the Risk Evaluation and Mitigation Strategies, or REMS, certified healthcare providers;

•	Streamlining the distribution process with the achievement of significantly shortening the time from prescription to product delivery;

•	Expanding the number of public and private insurance plans and other third party payors that cover Probuphine under the medical and pharmacy benefits;

•	Implementing a comprehensive regulatory and compliance program;

•	Rolling out new healthcare provider, caregiver and patient education programs; and

•	Growing the number of certified healthcare providers of Probuphine.

Market Segmentation Strategy. Our overall market strategy for Probuphine is focused on the following market segments that provide long-term maintenance therapy for OUD patients: (i) high prescribing physicians with long-term, recovery-oriented treatment programs; (ii) residential treatment facilities and public and private substance abuse programs; (iii) academic institutions with addiction treatment and training programs; and (iv) the criminal justice system

Specialty Pharmacy Network. We believe one of the key aspects of a successful commercial strategy for a specialty product such as Probuphine is the development of a primary distribution model based on strong relationships with specialty pharmacies, or SPs, that have the ability to provide coordination of care among the healthcare providers, patients’ insurance, billing and payment processes and the safe and prompt shipping and delivery of product to the prescribing healthcare providers. To date, we established arrangements with top tier SPs, including AllianceRx Walgreens, CVS Caremark, Accredo Specialty Pharmacy, Avella, Acaria Health, and Southside Specialty Pharmacy, which we believe collectively have the ability to cover substantially all geographic regions in the U.S. We will selectively expand our network of SPs with the goal of achieving broad product access for healthcare providers and patients.

Streamlined Distribution Process. Prior to 2019, the process from prescription to product delivery was lengthy (up to three months), complicated and resulted in a high level of coverage denials. We are implementing Probuphine ProNet, an online REMS certified healthcare providers’ portal and have retained AppianRx as our new patient services ‘hub’ to coordinate with the healthcare providers, insurance companies and pharmacies to improve prescription processing times (currently as few as 1–2 weeks in most cases) and substantially reduce the number of denials due to errors and omissions.

Third Party Payors. Market acceptance of Probuphine as a preferred treatment option for OUD depends, in large part, on the availability of insurance coverage from a broad range of third party payors. We have established a Medicaid Drug Rebate program, a 340B Price, and Medicare Part B coverage and have executed an interim Federal Supply Schedule Agreement with the Department of Veteran Affairs. We recently entered into a purchase agreement with one of the largest managed care organization in the U.S. We believe that approximately 94% of insurance plans now offer some degree of coverage for Probuphine under the medical benefit.

Educational Programs and Branding Initiatives. We believe that one of the hurdles we have faced in our product relaunch was the lack of product awareness among healthcare providers and OUD patients and their families and caregivers. Accordingly, we have been working to develop and implement an effective communications campaign and educational programs aimed at increasing market awareness. We recently initiated our Step Into Stability campaign and have maintained a strong presence at key conferences, including the American Society of Addiction Medicine (ASAM), with the goal of substantially increasing awareness of what we believe are the unique benefits of Probuphine as a treatment option for the eligible patient population.

Regulatory Compliance Program. We have implemented a legal, regulatory and compliance program that governs all aspects of Probuphine commercialization from promotion to distribution with the goal of ensuring that we and our employees manage our business and conduct in accordance with the letter and spirit of the law.

Healthcare Providers. As soon as we reacquired the rights to Probuphine, we undertook an in-depth analysis of the large group of healthcare providers that had been trained in the use of and/or certified to prescribe Probuphine, as well as the smaller subgroup of providers that had prescribed the product for their patients. Our strategy has been and will continue to be to identify those healthcare providers that have the appropriate patient populations in maintenance therapy and where practice economics, including the potential for fewer office visits per patient, are not of paramount concern when prescribing an OUD medication. Our goal is to continue to expand the number of current active providers, including by providing training to qualified nurse practitioners and physician assistants who are now eligible to prescribe buprenorphine.

 Following a financing in October 2019 we have proceeded to expand the sales and marketing capability with the addition of a few sales territory managers and support personnel to enhance our capability to service our customers and grow Probuphine related revenue.

REMS Program

As a condition to the FDA’s approval of Probuphine, we are required to maintain the Probuphine REMS program, with the goal of mitigating the risk of complications of migration, protrusion, expulsion and nerve damage potentially associated with its improper insertion and removal, and also the risks of accidental overdose, misuse and abuse. The REMS program requires training for healthcare providers who prescribe, insert and remove Probuphine implants and provide patient counseling. The distribution of Probuphine is restricted to those healthcare providers who have completed the training and have received certification under the Probuphine REMS. Accordingly, we have established a REMS management team to monitor all aspects of the REMS program requirements along with the medical sales liaison, or MSL, team to conduct the REMS training sessions for the certification of health care providers to prescribe and/or insert and remove Probuphine. The MSL team also provides on-going in-market technical support to assist heath care providers developing expertise with the Probuphine insertion and removal procedures.

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

☐	Our product candidates must be approved by the FDA through the NDA process before they may be legally marketed in the United States. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

☐	Completion of extensive nonclinical laboratory tests, animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practice, or GLP, regulations;

☐	Submission to the FDA of an IND application, which must become effective before human clinical trials may begin;

☐	Approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each trial may be initiated;

☐	Performance of adequate and well-controlled human clinical trials in accordance with applicable IND and other clinical trial-related regulations, referred to as good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug for each proposed indication;

☐	Submission to the FDA of an NDA for a new drug;

☐	A determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;

☐	Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

☐	Potential FDA audit of the nonclinical study and/or clinical trial sites that generated the data in support of the NDA; and

☐	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States.

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

Clinical trials

Clinical trials are generally conducted in three sequential phases that may overlap, known as Phase 1, Phase 2 and Phase 3 clinical trials.

☐	Phase 1 clinical trials generally involve a small number of healthy volunteers who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug.

☐	Phase 2 clinical trials typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits and provide a preliminary evaluation of efficacy. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, as well as identification of possible adverse effects and safety risks.

☐	Phase 3 clinical trials generally involve large numbers of patients at multiple sites (from several hundred to several thousand subjects) and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for physician labeling. Phase 3 clinical trials may include comparisons with placebo and/or comparator treatments.

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

Reimbursement for injectable and implantable medications that are administered by a healthcare provider generally require a J-Code for the drug itself. Separate reimbursement “G” codes are required for the Probuphine insertion and removal procedures. Braeburn had also applied for “G” codes for the Probuphine insertion and removal procedures, and in November 2017 the CMS approved specific codes and a reimbursement schedule for the physician office setting and the hospital outpatient setting. These J and G codes became effective on January 1, 2017 and January 1, 2018, respectively. We believe the current CMS and private payor rates do not adequately reimburse health care providers for Probuphine insertion and removal procedures and are actively trying to engage CMS through key opinion leaders to have a discussion regarding fair and adequate reimbursement. The timeline for the creation of the various procedural reimbursement pathways will vary based on the required governmental process or market needs for accurately tracking and reimbursing for the delivery of Probuphine and related procedural services.

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

As of December 31, 2019, we had 21 full-time employees.

Item 1A.	Risk Factors

Risks Related to Our Business

We may not be successful as a commercial enterprise.

Since we regained the U.S. commercial rights to Probuphine in May 2018 and began our transition to a commercial enterprise, we have faced and will continue to face intense competition for sales and marketing personnel with the necessary experience in addiction, reimbursement, specialty pharmacies and our targeted markets. In light of our limited resources, we will also continue to be dependent on a small team of individuals to conduct our sales and marketing efforts. There can be no assurance that the efforts of our sales and marketing personnel will be effective or that we will achieve success as a commercial stage company.

If Probuphine does not achieve broad market acceptance by physicians, patients or others in the medical community or coverage by third-party payors, our business will suffer.

The commercial success of Probuphine will depend upon its acceptance by physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of Probuphine by third party payors is also necessary for commercial success. Probuphine’s adoption by physicians has been hindered both by the REMS requirements mandated by the product label, which are more expansive than those required for other buprenorphine products, as well as the current payment and reimbursement model, which differs from some of the existing treatment options for opioid addiction. For example, the current standard of care for outpatient treatment of opioid addiction is oral daily buprenorphine, which typically requires frequent patient visits and a per visit fee, which the patient may pay directly to the healthcare provider in cash. Reimbursement for an implantable drug product that requires administration by a healthcare provider requires drug codes as well as a separate procedure code for the insertion and removal procedures and less frequent office visits. Physicians may prefer more frequent patient visits and the accompanying reimbursement and payment model, which oftentimes includes cash payments. The commercial success of Probuphine depends on several factors, including:

☐	our ability to train and certify healthcare providers to insert and remove implants of Probuphine in accordance with the REMS;

☐	the perceived and actual advantages of Probuphine over current and emerging treatment options;

☐	the willingness of healthcare providers to prescribe, and the target patient population to try novel products;

☐	the competitiveness of our pricing;

☐	the willingness of healthcare providers to accept alternative reimbursement models, such as the “buy-and-bill” system, where prescribers are required to buy Probuphine inventory themselves and then bill patients or payors following the procedure, or the specialty pharmacy distribution model, where a specialty pharmacy carries inventory and ships it to healthcare providers as requested and prescribed, and directly handles the subsequent billing and payment process with payors;

☐	our ability to provide adequate support to physicians and other healthcare providers to lessen the burden of current reimbursement models;

☐	our ability to establish and maintain adequate levels of coverage for Probuphine from commercial health plans and government health programs, which we refer to collectively as third-party payors, particularly in light of the availability of other branded and generic competitive products;

☐	the willingness for patients to pay out-of-pocket in the absence of third-party coverage and the success of patient assistance programs;

☐	our ability to promote products through marketing and sales activities and any other arrangements; and

☐	our ability to successfully educate prescribers and patients on the applicable product’s efficacy and safety.

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

The research, development, manufacture, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of pharmaceutical products are subject to an extensive regulatory approval process by the FDA in the U.S. and comparable health authorities in foreign markets. The process of obtaining required regulatory approvals for drugs is lengthy, expensive and uncertain. Approval policies or regulations may change, and the FDA and foreign authorities have substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Regulatory approval may entail limitations on the indicated usage of a drug, which may reduce the drug’s market potential. Even if regulatory clearance is obtained, post-market evaluation of the products, if required, could result in restrictions on a product’s marketing or withdrawal of the product from the market, as well as possible civil and criminal sanctions. Of the large number of drugs in development, only a small percentage successfully complete the regulatory approval process and are commercialized.

The New Drug Application, or NDA, for Probuphine mandated the post-approval completion of several Phase IV clinical trials. One of the required studies is being conducted collectively by a consortium led by another company. We are solely responsible for the conduct of the other studies; however, in light of the small number of patients using the product and our limited resources, we have informed the FDA of our need to delay the commencement of certain of these trials. There can be no assurance that we will ultimately have the necessary resources we need to initiate and complete the necessary clinical trials, or that the FDA will provide us with the time to do so. In such event, we may be subject to FDA notification of failure to comply with post-marketing requirements, possible sanctions, including monetary penalties and/or suspension of Probuphine commercial activities.

The Probuphine REMS program has negatively impacted initial uptake in sales and may continue to do so, which could materially adversely impact our business prospects.

The REMS program required by the FDA is designed to mitigate the risk of complications of migration, protrusion, expulsion and nerve damage associated with the insertion and removal of Probuphine and the risks of accidental overdose, misuse and abuse. The REMS program requires training and certification of healthcare providers who prescribe and implant Probuphine and provide patient counseling. Probuphine distribution is restricted to healthcare providers who have completed training and received certification under the REMS program. We believe the REMS program has been an obstacle to acceptance of Probuphine to date by the medical community. Healthcare providers may be unwilling to undergo training and certification in order to be able to prescribe or implant Probuphine due to time constraints or concerns with the product. If we are unable to adequately address this issue, our ability (or the ability of potential future commercial partners) to generate revenue from sales of Probuphine could be materially compromised, which would have a material adverse effect on our business, results of operations, financial condition and prospects. In addition, if a patient suffers an injury during the insertion and removal of Probuphine, we may become liable to patients, clinicians or others or it may result in a determination that we are non-compliant with the REMS program. Non-compliance with the REMS program would bring serious consequences to us, including warning letters from the FDA, fines, criminal charges and/or other prohibitions and exclusions as well as reputational damage.

The FDA-approved product labeling for Probuphine allows prescribing for a limited patient population.

Probuphine was approved with an indicated use limited to the long-term maintenance treatment of opioid dependence in clinically stable patients on 8 mg or less a day of oral buprenorphine. The approved labeling also contains other limitations on use and a black box warning regarding certain risks/hazards associated with the product. If potential purchasers or those influencing purchasing decisions, such as physicians and pharmacists or third party payers, react negatively to Probuphine because of their perception of the limitations or safety risks in the approved product labeling, it may result in lower product acceptance and lower product revenues. In addition, our promotion of Probuphine must reflect only the specific approved indication as well as other limitations on use, and disclose the safety risks associated with the use of Probuphine as set out in the approved product labeling. We must submit all promotional materials to the FDA at the time of their first use. If the FDA raises concerns regarding our promotional materials or messages, we may be required to modify or discontinue using them and provide corrective information to healthcare practitioners, and we may face other adverse enforcement action.

Probuphine is a controlled substance subject to DEA regulations and failure to comply with these regulations, or the cost of compliance with these regulations, may adversely affect our business.

Probuphine contains buprenorphine, a regulated Schedule III “controlled substance” under the Controlled Substances Act, which establishes, among other things, certain registration, production quotas, security, recordkeeping, reporting, import, export and other requirements administered by the U.S. Drug Enforcement Agency, or DEA. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Our failure to comply with DEA requirements could result in the loss of our ability to supply Probuphine, significant restrictions on Probuphine, civil penalties or criminal prosecution.

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

 Our promotional materials and training methods must comply with the U.S. Federal Food, Drug and Cosmetic Act, or FDCA, and FDA regulations and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or “off-label”, use. Companies may not promote drugs for off-label use, which include uses that are not described in the product’s labeling and that differ from those approved by the FDA. Physicians may prescribe drug products for off-label uses and such off-label uses are common across some medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDCA and FDA regulations restrict communications on the subject of off-label uses of drug products by pharmaceutical companies. The Office of Inspector General of the Department of Health and Human Services, or OIG, the FDA, and the Department of Justice, or DOJ, all actively enforce laws and regulations prohibiting promotion of off-label use and the promotion of products for which marketing approval has not been obtained. Other federal, state and foreign regulatory agencies, including the U.S. Federal Trade Commission, have issued guidelines and regulations that govern how we promote our products, including how we use endorsements and testimonials.

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

Additionally, requirements under the federal Open Payments program, created under Section 6002 of the Affordable Care Act and its implementing regulations, require that manufacturers of drugs for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to the U.S. Department of Health and Human Services, or HHS, information related to “payments or other transfers of value” provided to U.S. physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals. The Open Payments program also requires that manufacturers and applicable group purchasing organizations report annually to HHS ownership and investment interests held in them by physicians (as defined above) and their immediate family members. Manufacturers’ reports are filed annually with the Centers for Medicare & Medicaid Services, or CMS, by each March 31, covering the previous calendar year. CMS posts disclosed information on a publicly available website. There are also an increasing number of state laws that restrict or prohibit pharmaceutical manufacturers’ interactions with health care providers licensed in the respective states, and that require pharmaceutical manufacturers to, among other things, establish comprehensive compliance programs, adopt marketing codes of conduct, file periodic reports with state authorities regarding sales, marketing, pricing, and other activities, and register/license their sales representatives. A number of state laws require manufacturers to file reports regarding payments and items of value provided to health care providers (similar to the federal Open Payments program). Many of these laws contain ambiguities as to what is required to comply with the laws. These laws may affect our sales, marketing and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

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

We use a number of single-source suppliers for certain of our raw materials, components and finished goods, including:

☐	the supplier of the active ingredient for Probuphine;

☐	the manufacturer of the finished Probuphine implants;

☐	the supplier of finished product sterilization services; and

☐	the manufacturer of the Probuphine applicator.

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

The commercial success of Probuphine will depend on the availability of adequate coverage and reimbursement from third-party payors, as well as the ease of use and transparency of such processes and systems once in place. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors are critical to new product acceptance. Third-party payors, whether governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products such as ours when more established or lower cost therapeutic alternatives are already available or subsequently become available. Decisions regarding the extent of coverage and amount of reimbursement to be provided for products and product candidates that we develop will be made on a plan-by-plan basis. As a result, the coverage determination process is often a time-consuming and costly process that may require us or our partners to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained.

While we have made progress in obtaining insurance coverage for Probuphine from a significant number of providers, we believe retention and further expansion of third-party coverage is necessary for greater uptake of the product. Even if coverage is approved, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use Probuphine unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

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

The commercial opportunity for Probuphine could be significantly harmed if competitors are able to develop alternative formulations and/or drug delivery technologies outside the scope of our capabilities. Our principal competition in the opioid addiction treatment market comes from manufacturers of oral buprenorphine products, including Indivior PLC, which markets the Suboxone™ and Subutex™ brands, as well from manufacturers of weekly or monthly injectable treatments, including Sublocade™ which was recently launched by Indivior PLC. Lower priced generic forms of the oral product have also recently come to market. Our competitors may also develop, acquire or license products that are more effective, more useful, better tolerated, subject to fewer or less severe side effects, more widely prescribed or accepted or less costly than ours and may also be more successful than we are in manufacturing and marketing their products. In addition, state pharmacy laws may permit pharmacists to substitute generic products for branded products if the products are therapeutic equivalents, or may permit pharmacists and pharmacy benefit managers to seek prescriber authorization to substitute generics in place of our products, which could significantly diminish demand for Probuphine. If we are unable to compete effectively with the marketed therapeutics of our competitors or if such competitors are successful in developing products that compete with Probuphine, our business, results of operations, financial condition and prospects may be materially adversely affected.

We depend on a small number of employees and consultants.

As a company with a limited number of personnel, we are highly dependent on the services of our executive management and the loss of one or more of such individuals could substantially impair our ongoing commercialization efforts. Moreover, our commercial success will be dependent upon our ability to attract and maintain an effective sales and marketing team. We have faced and will continue to face intense competition for sales and marketing personnel with the necessary experience in addiction, reimbursement, specialty pharmacies and our targeted markets. We also intend to explore the opportunity to retain a senior executive with the depth and breadth of commercialization experience to complete our transition from a research and development company to a fully-functioning commercial enterprise. We compete in our hiring efforts with other pharmaceutical and biotechnology companies and it may be difficult and could take an extended period of time because of the limited number of individuals in our industry with the range of skills and experience required and because of our limited resources.

In addition, we retain scientific and clinical advisors and consultants to assist us in all aspects of our business. Competition to hire and retain consultants from a limited pool is intense. Further, because these advisors are not our employees, they may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us, and typically they will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

We are solely reliant on the efforts of third parties to commercialize Probuphine outside of the United States.

Our ability to generate revenues from the sale of Probuphine in the European Union and the rest of the Molteni Territory will be wholly dependent on Molteni’s ability to successfully launch and commercialize the product in the Molteni Territory. We are similarly dependent on the efforts of Knight with respect to product commercialization in Canada. We do not have control over the amount and timing of resources that Molteni or Knight will dedicate to these efforts. We will be similarly dependent on the development, regulatory and marketing efforts of third parties with respect to revenues, if any, from sales of Probuphine in additional territories.

Our dependence on third party collaborators and license agreements subjects us to a number of risks, including:

☐	our collaborators may not comply with applicable regulatory guidelines with respect to developing or commercializing our products, which could adversely impact sales or future development of our products;

☐	we and our collaborators could disagree as to future development plans and our collaborators may delay, fail to commence or stop future clinical trials or other development; and

☐	there may be disputes between us and our collaborators, including disagreements regarding the license agreements, that may result in the delay of or failure to achieve developmental, regulatory and commercial objectives that would result in milestone or royalty payments and/or the delay or termination of any future development or commercialization of our products.

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

We will also seek to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves or license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available.

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

In order to obtain FDA approval to market a new drug product based on our ProNeura drug delivery technology, we must demonstrate proof of safety and effectiveness in humans. To meet these requirements, we must conduct “adequate and well controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming, and expensive process. The length of time may vary substantially according to the type, complexity, novelty, and intended use of the product candidate, and often can be several years or more per trial. Delays associated with products for which we are directly conducting clinical trials may cause us to incur additional operating expenses. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

☐	inability to manufacture sufficient quantities of qualified materials under cGMP, for use in clinical trials;

☐	slower than expected rates of patient recruitment;

☐	failure to recruit a sufficient number of patients; modification of clinical trial protocols;

☐	changes in regulatory requirements for clinical trials;

☐	the lack of effectiveness during clinical trials;

☐	the emergence of unforeseen safety issues;

☐	delays, suspension, or termination of the clinical trials due to the institutional review board responsible for overseeing the study at a particular study site; and

☐	government or regulatory delays or “clinical holds” requiring suspension or termination of the trials.

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

We may be unable to protect our patents and proprietary rights.

Our future success will depend to a significant extent on our ability to:

☐	obtain and keep patent protection for our products, methods and technologies on a domestic and international basis;

☐	enforce our patents to prevent others from using our inventions;

☐	maintain and prevent others from using our trade secrets; and

☐	operate and commercialize products without infringing on the patents or proprietary rights of others.

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

In addition, third parties may sue us for infringing their patents. In the event of a successful claim of infringement against us, we may be required to:

☐	pay substantial damages;

☐	stop using our technologies and methods;

☐	stop certain research and development efforts;

☐	develop non-infringing products or methods; and

☐	obtain one or more licenses from third parties.

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

We have incurred net losses in almost every year since our inception. Our financial statements have been prepared assuming that we will continue as a going concern. For the years ended December 31, 2019 and 2018, we had net losses of approximately $16.5 million and $9.3 million, respectively, and had net cash used in operating activities of approximately $15.4 million and $8.4 million, respectively. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur net losses and negative operating cash flow for the foreseeable future, and we expect these losses to increase as we build out our sales, marketing and support capabilities in connection with our commercial activities. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate significant revenues. There can be no assurance that we will ever achieve profitability.

We will require additional proceeds to fund our operations and to continue as a going concern.

We currently estimate that our available cash and cash equivalents of approximately $5.2 million at December 31, 2019, together with approximately $8.0 million received from our subsequent registered direct offering in January 2020 and exercises of outstanding warrants to purchase shares of our common stock in the first quarter of 2020, will be sufficient to fund our operations into the fourth quarter of 2020. We will be required to demonstrate sufficient progress in commercializing Probuphine in this relatively short period of time in order to be able to raise additional funds to undertake the Phase IV clinical trials required by the FDA and potentially finance further expansion of our commercial operations. We will also require additional funds to advance our ProNeura development programs and to complete the regulatory approval process necessary to commercialize any products we might develop. While we are currently evaluating the alternatives available to us, including government grants and third-party collaborations for one or more of our ProNeura programs, our efforts to address our liquidity requirements may not be successful. We have agreed to seek stockholder approval of an amendment to our certificate of incorporation to effect either an increase the number of authorized shares of common stock or a reverse split, in either case in an amount sufficient to permit the exercise in full of the private placement warrants to purchase up to an aggregate of 8,700,000 shares of our common stock issued in January 2020 in connection with our registered direct offering (the “January 2020 Warrants”), and plan to seek approval for that purpose as well as to have shares available for future equity financings. There can be no assurance that we will receive such stockholder approval or that any source of capital will be available to us on acceptable terms. In addition, if one or more of the risks discussed in these risk factors occur or our expenses exceed our expectations, we may be required to raise further additional funds sooner than anticipated.

We have a limited number of authorized shares of common stock available for issuance and will need to seek stockholder approval to amend our charter to either effect an increase in our authorized shares of common stock or a reverse split.

We have approximately 5.1 million authorized but unissued shares of our common stock. We do not have a sufficient number of authorized shares to permit exercise of the January 2020 Warrants. Furthermore, we will need to continue to seek additional funding in order to conduct the required Phase IV clinical trials and expand our product development and commercial operations and will not have shares of common stock available for any additional equity financings. We have sought stockholder approval of an amendment to our certificate of incorporation to effect a reverse split in an amount sufficient to permit the exercise in full of the January 2020 Warrants and fund our business. In December 2019, we sought but did not receive stockholder approval of a reverse split of our common stock in a range from 1-to-5 to 1-for-15. In March 2020, we sought but did not receive stockholder approval of a reverse split of our common stock in a range from 1-to-4 to 1-for-10. We are evaluating the alternatives available to us, including the possibility of seeking stockholder approval of an increase in our authorized share capital. If we do not receive the requisite stockholder approval to enable us to issue equity in the future, our operations will likely be materially adversely impacted.

In addition, an increase in the authorized number of shares of common stock and the subsequent issuance of such shares could have the effect of delaying or preventing a change in control of our company without further action by our stockholders. Shares of authorized and unissued common stock could, within the limits imposed by applicable law, be issued in one or more transactions which would make a change in control of our company more difficult, and therefore less likely. Furthermore, there are risks associated with effecting a reverse split, including a decline in the market price of our common stock and the possibility of certain stockholders owning “odd lots” of less than 100 shares, which may be more difficult to sell, or require greater transaction costs per share to sell, than shares in “round lots” of even multiples of 100 shares. In addition, because holders of our common stock have no preemptive rights to purchase or subscribe for any unissued stock of our company, the availability of a greater number of authorized shares, whether as a result of a reverse split or an increase in the authorized number, could result in additional dilution to our existing stockholders.

Our need for future financing may result in the issuance of additional securities which will cause investors to experience dilution.

We expect our expenses to increase in connection with our ongoing activities, particularly as we expand our infrastructure and, assuming funding is available, undertake the required Phase IV clinical trials and continue the research and development and initiate and conduct clinical trials of our product candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We expect to seek additional funding through a combination of equity offerings, assuming we are ultimately successful in receiving stockholder approval of a reverse split or an increase in our authorized capital stock, or debt financings. The issuance of securities in any future financing may dilute an investor’s equity ownership and have the effect of depressing the market price for our securities. Moreover, we may issue derivative securities, including options and/or warrants, from time to time, to procure qualified personnel or for other business reasons. The issuance of any such derivative securities, which is at the discretion of our board of directors, may further dilute the equity ownership of our stockholders. No assurance can be given as to our ability to procure additional financing on terms deemed favorable to us. To the extent additional capital is required and cannot be raised successfully, we may then have to limit our then current operations and/or may have to curtail certain, if not all, of our business objectives and plans.

Our net operating losses and research and development tax credits may not be available to reduce future federal and state income tax payments.

At December 31, 2019, we had federal net operating loss and tax credit carryforwards of approximately $268.3 million and approximately $8.5 million, respectively, and state net operating loss and tax credit carryforwards of   approximately $108.2 million and approximately $9.1 million, respectively, available to offset future taxable income, if any. Current federal and state tax laws include substantial restrictions on the utilization of net operating loss and tax credits in the event of an ownership change and we cannot assure you that our net operating loss and tax carryforwards will continue to be available.

Our loan agreement contains restrictions on our operations and could result in certain adverse results.

Our Loan Agreement contains a variety of affirmative covenants, including, without limitation, payment obligations, information delivery requirements and certain notice requirements. Additionally, we are bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Restated Loan Agreement without consent of Molteni, as the majority lender, including, without limitation, incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any nonpermitted lien or other encumbrance on our assets. Subject to certain forbearance provisions in effect through December 31, 2020, upon the occurrence of an event of default under the Restated Loan Agreement (subject to any applicable cure periods), all amounts owed thereunder would begin to bear interest at a rate that is 5.0% higher than the rate that would otherwise be applicable and the outstanding loan may be declared immediately due and payable. Furthermore, the loan is secured by a perfected security interest in all of our assets, including our Probuphine and ProNeura intellectual property, which could be foreclosed.

Our business, financial condition and results of operations may be materially adversely affected by global health epidemics, including the recent COVID-19 outbreak.

Outbreaks of epidemic, pandemic, or contagious diseases such as COVID-19, could have an adverse effect on our business, financial condition, and results of operations. The spread of COVID-19 to all regions of the globe has resulted in the World Health Organization declaring the outbreak of COVID-19 as a global pandemic. While the COVID-19 outbreak is still in relatively early stages in the United States, international stock markets have begun to reflect the uncertainty associated with the slow-down in the global economy and the significant decline in the Dow Industrial Average to date is largely attributed to the effects of COVID-19. While we are implementing measures to conduct business in this restrictive and evolving environment, if the COVID-19 pandemic progresses in ways that disrupts our operations, such disruption may materially negatively affect our operating results for 2020 and possible subsequent periods. Additionally, if the spread of COVID-19 negatively impacts our patients, employees, or contractors, or employees or contractors of our vendors, this may negatively affect our ability to supply product in the U.S. or to Molteni, our partner for the EU and other territories who is based in Italy, or continue product development activities, including the nalmefene implant development program.

Any resulting financial impact cannot be reasonably estimated at this time. The extent to which the COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions taken globally to contain the coronavirus or treat its impact, among others. Existing insurance coverage may not provide protection for all costs that may arise from all such possible events. We are still assessing our business operations and system supports and the impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-019 or its consequences, including downturns in business sentiment generally or in our sector in particular.

Risks Related to our Common Stock

Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our common stock.

On August 20, 2019, we received a notice from the Nasdaq Capital Market, or Nasdaq, that because our stockholders’ equity is less than $2,500,000, we are no longer in compliance with the minimum stockholders’ equity requirement for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). At December 31, 2019, we had a stockholders’ equity of approximately $1.4 million. In addition, on September 19, 2019, we received a letter from Nasdaq notifying us that the market price of our common stock has been below the $1.00 minimum bid price requirement for continued listing and requiring us to regain compliance with the minimum bid price requirement within 180 days. On March 16, 2020, we disclosed a stockholders’ equity of approximately $5.3 million and as a result of meeting the minimum stockholders’ equity of $5,000,000 required for initial listing, on March 19, 2020, we received a letter from Nasdaq notifying us that it has provided an additional 180-day extension, or until September 14, 2020, to regain compliance with the minimum bid price requirement for continued listing by having a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If we fail to satisfy the continued listing requirements of Nasdaq, including the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

Our share price may be volatile, which could subject us to securities class action litigation and prevent you from being able to sell your shares at or above your purchase price.

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

☐	sales levels of Probuphine;

☐	the success of our commercial relaunch;

☐	results of our clinical trials;

☐	results of clinical trials of our competitors’ products;

☐	regulatory actions with respect to our products or our competitors’ products;

☐	actual or anticipated fluctuations in our financial condition and operating results;

☐	actual or anticipated changes in our growth rate relative to our competitors;

☐	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

☐	competition from existing products or new products that may emerge;

☐	announcements by us, our potential future collaborators or our competitors of significant acquisitions, strategic collaborations, joint ventures, or capital commitments;

☐	issuance of new or updated research or reports by securities analysts;

☐	fluctuations in the valuation of companies perceived by investors to be comparable to us;

☐	inconsistent trading volume levels of our shares;

☐	additions or departures of key management or scientific personnel;

☐	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

☐	announcement or expectation of additional financing efforts;

☐	sales of our common stock by us, our insiders or our other stockholders;

☐	market conditions for biopharmaceutical stocks in general; and

☐	general economic and market conditions.

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

We have financed our operations, and we expect to continue to finance our operations, acquisitions, if any, and the development of strategic relationships by issuing equity and/or convertible securities, which could significantly reduce the percentage ownership of our existing stockholders. Raising sufficient capital in the future will require an amendment to our certificate of incorporation to increase our authorized capital, an action that will require the affirmative vote of holders of a majority of our then outstanding common stock. In December 2019 and March 2020, we sought but did not receive stockholder approval of a reverse split of our common stock. If we do not receive the requisite stockholder approval to enable us to issue equity in the future, our operations will likely be materially adversely impacted. Further, any additional financing that we secure, including any debt financing, may require the granting of rights, preferences or privileges senior to, or pari passu with, those of our common stock. Any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our shares of common stock. The holders of any securities or instruments we may issue may have rights superior to the rights of our common stockholders. If we experience dilution from the issuance of additional securities and we grant superior rights to new securities over common stockholders, it may negatively impact the trading price of our shares of common stock and you may lose all or part of your investment.

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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions provide that:

☐	the authorized number of directors can be changed only by resolution of our board of directors;

☐	our bylaws may be amended or repealed by our board of directors or our stockholders;

☐	stockholders may not call special meetings of the stockholders or fill vacancies on the board of directors;

☐	our board of directors is authorized to issue, without stockholder approval, preferred stock, the rights of which will be determined at the discretion of the board of directors and that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that our board of directors does not approve;

☐	our stockholders do not have cumulative voting rights, and therefore our stockholders holding a majority of the shares of common stock outstanding will be able to elect all of our directors; and

☐	our stockholders must comply with advance notice provisions to bring business before or nominate directors for election at a stockholder meeting.

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

We are currently not a party to any material legal or administrative proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “TTNP”.

Approximate Number of Equity Security Holders

At March 25, 2020, there were 93,467,258 shares of our common stock outstanding held by 116 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrant and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders	1,138,132	$5.37	577,879
Equity compensation plans not approved by security holders(1)(2)	53,591	$24.33	—
Total	1,191,723	$6.23	577,879

(1)	Includes 12,246 shares underlying options granted to employees and consultants who are not officers or directors of Titan under our 2001 Employee Non-Qualified Stock Option Plan.
(2)	Includes 41,345 non-qualified stock options and restricted share awards granted to employees, directors and consultants under our 2014 Incentive Plan. For a description of the 2014 Plan, see note 9 to the financial statements.

Item 6.	Selected Financial Data

Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a pharmaceutical company developing therapeutics utilizing our proprietary long-term drug delivery platform, ProNeura, for the treatment of select chronic diseases for which steady state delivery of a drug provides an efficacy and/or safety benefit. We have been transitioning to a commercial stage enterprise since May 25, 2018 when we reacquired Probuphine ® (buprenorphine) implant , or Probuphine, from Braeburn Pharmaceuticals, Inc., or Braeburn. Probuphine is the first product based on our ProNeura technology approved in the U.S. and Canada for the maintenance treatment of opioid use disorder, or OUD, in eligible patients. Since the reacquisition, we have been implementing a strategic plan aimed at building the foundation to support an effective U.S. product relaunch targeted at select OUD market segments best suited for a product like Probuphine, including the establishment of a small experienced commercial team and the engagement of new strategic partners in the product order and distribution process.

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

Critical Accounting Policies and the Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe the following accounting policies for the years ended December 31, 2019 and 2018 to be applicable:

Revenue Recognition

Beginning January 1, 2018, we have followed the provisions of ASC Topic 606, Revenue from Contracts with Customers . The guidance provides a unified model to determine how revenue is recognized.

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

Returns – Consistent with the provisions of ASC 606, we estimate returns at the inception of each transaction, based on multiple considerations, including historical sales, historical experience of actual customer returns, levels of inventory in our distribution channel, expiration dates of purchased products and significant market changes which may impact future expected returns to the extent that we would not reverse any receivables, revenues, or contract assets already recognized under the agreement. During the year ended December 31, 2019, we entered into agreements with large national specialty pharmacies with a distribution channel different from that of our existing customers and, therefore, the related reserves have unique considerations. We will continue to evaluate the activities with these specialty pharmacies during upcoming quarters and will update the related reserves accordingly.

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

Inventories

Inventories are recorded at the lower of cost or net realizable value. Cost is based on the first in, first out method. We regularly review inventory quantities on hand and write down to its net realizable value any inventory that we believe to be impaired. The determination of net realizable value requires judgment including consideration of many factors, such as estimates of future product demand, product net selling prices, current and future market conditions and potential product obsolescence, among others.

Share-Based Payments

We recognize compensation expense for all share-based awards made to employees, directors and consultants. The fair value of share-based awards is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award.

We use the Black-Scholes option pricing model to estimate the fair value method of our awards. Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. We estimate the expected term of stock options granted for the years ended December 31, 2019 and 2018 based on the historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and the expectations of future employee behavior. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. We estimate the pre-vesting forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

Warrants Issued in Connection with Equity Financing

We generally account for warrants issued in connection with equity financings as a component of equity, unless there is a deemed possibility that we may have to settle warrants in cash. For warrants issued with deemed possibility of cash settlement, we record the fair value of the issued warrants as a liability at each reporting period and record changes in the estimated fair value as a non-cash gain or loss in the statements of operations and comprehensive loss.

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

Lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on our balance sheet as right-of-use assets, operating lease liabilities current and operating lease liabilities non-current. We no longer recognize deferred rent on our balance sheet.

Liquidity and Capital Resources

	2019	2018

As of December 31:
Cash and cash equivalents	$5,223	$9,295
Working capital	$4,708	$9,849
Current ratio	2.3:1	3.9:1

Years Ended December 31:
Cash used in operating activities	$(15,445)	$(8,431)
Cash used in investing activities	$(256)	$(416)
Cash provided by financing activities	$11,268	$10,620

Net cash used in operating activities for the year ended December 31, 2019 consisted primarily of the net loss for the period of approximately $16.5 million, partially offset by approximately $1.0 million related to net changes in other operating assets and liabilities. Uses of cash in operating activities were primarily to fund commercialization activities, product development programs and administrative expenses.

Net cash used in investing activities for the year ended December 31, 2019 was related to purchases of equipment.

Net cash provided by financing activities for the year ended December 31, 2019 was proceeds from our equity offerings.

During January, February and March 2020, we received approximately $6.2 million in cumulative net cash proceeds from the exercise of outstanding warrants to purchase 27,388,464 shares of our common stock.

In January 2020, we completed a registered direct offering (the “January 2020 Offering”) pursuant to which we issued 8,700,000 shares of our common stock at an offering price of $0.25 per share and private placement warrants to purchase 8,700,000 shares of our common stock with an exercise price of $0.25 per share. We received net cash proceeds of approximately $1.9 million, after deduction of underwriting fees and other offering expenses.

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, the sale of royalty rights and government-sponsored research grants. In the second quarter or 2018, we began generating revenue from the direct sale of products. At December 31, 2019, we had working capital of approximately $4.7 million compared to working capital of approximately $9.8 million at December 31, 2018.

At December 31, 2019, we had cash and cash equivalents of approximately $5.2 million, which we believe, together with approximately $8.0 million of the net proceeds from the January 2020 Offering and exercises of outstanding warrants to purchase shares of our common stock in the first quarter of 2020, are sufficient to fund our planned operations into the fourth quarter of 2020. We will require additional funds to finance our operations beyond such period. We are exploring several financing alternatives; however, there can be no assurance that our efforts to obtain the funding required to continue our operations will be successful. We have also been seeking to implement appropriate cost-cutting measures to preserve cash. In furtherance of these efforts, our Chief Executive Officer and our Executive Chairman have agreed to a 50% reduction in their base salaries effective January 2020 through June 2020.

In October 2019, we completed an underwritten public offering (the “Public Offering”) pursuant to which we issued 40,276,000 units at an offering price of $0.225 per unit, consisting of 35,886,000 shares of our common stock, pre-funded warrants to purchase 4,390,000 shares of our common stock with an exercise price of $0.01 per share and class B warrants to purchase 40,276,000 shares of our common stock at an exercise price of $0.225 per share. We received net cash proceeds totaling approximately $8.1 million, after deduction of underwriting fees and other offering expenses.

In August 2019, we completed an offering (the “August 2019 Offering”) pursuant to which we issued 1,480,000 shares of our common stock and pre-funded warrants to purchase 1,372,314 shares of our common stock with an exercise price of $0.01 per share in a registered direct offering and private placement warrants to purchase 2,852,314 shares of our common stock with an exercise price of $1.07 per share in a concurrent private placement. We received net cash proceeds totaling approximately $1.8 million, after deduction of underwriting fees and other offering expenses.

In June 2019, we issued 448,287 shares of our common stock upon the conversion of the Molteni Convertible Loan upon the receipt of the European Medicines Agency approval of Sixmo.

In April 2019, we implemented an at-the-market offering (the “ATM”) for the sale of up to $8.6 million of our common stock. During the year ended December 31, 2019, we received total net proceeds of approximately $0.5 million from the sale of 329,656 shares of our common stock at a weighted-average price of $1.60 per share under the ATM. In August 2019 and January 2020, we reduced the dollar amount that can be sold under the ATM to $4.0 million and $0.8 million, respectively.

In July 2017, we entered into a venture loan and security agreement with Horizon (the “Loan Agreement”) pursuant to which we received an initial loan in the principal amount of $7.0 million. In February 2018, we entered into an amendment to the Loan Agreement pursuant to which we prepaid $3.0 million of the outstanding principal amount and agreed to make an additional $1.0 prepayment to Horizon no later than May 14, 2018. In March 2018 and September 2019, the Loan Agreement was amended and restated (the “Restated Loan Agreement”) by Titan, Horizon and Molteni. Pursuant to the Restated Loan Agreement, Molteni acquired $2.4 million of the $4.0 million principal balance of the loan and assumed majority and administrative control of the debt obligation and the interest only payment and forbearance periods were extended to December 31, 2020 and the maturity date was extended by one year to June 1, 2022. Additionally, the conversion provisions related to Molteni’s portion of the loan amount were revised to eliminate the mandatory conversion feature, the conversion price was reduced to $0.225 and the number of shares issuable upon conversion was capped to 3,422,777.

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenues

	Years ended December 31,
	2019	2018	Change
	(in thousands)
Revenue:
License revenue	$315	$5,376	$(5,061)
Product revenue	1,006	535	471
Grant revenue	2,290	707	1,583
Total revenue	$3,611	$6,618	$(3,007)

Product revenues for the year ended December 31, 2019 generated from sales of Probuphine after reacquiring the product in late May 2018. The increase in product revenues was due to our continued efforts in the commercialization of Probuphine.

License revenue for the year ended December 31, 2019 reflects amortization of deferred revenue related to the sale to Molteni of the European intellectual property rights to our Probuphine product. License revenue for the year ended December 31, 2018 reflects approximately $2.1 million related to the up-front payment and amortization of deferred revenue related to the sale to Molteni of the European intellectual property rights to our Probuphine product, approximately $1.1 million related to the amendment to our Purchase Agreement with Molteni in August 2018, approximately $2.1 million related to reacquiring the rights to Probuphine and termination of the Braeburn license, and approximately $32,000 related to the recognition of royalties earned on net sales of our Probuphine product by Braeburn prior to termination of the License Agreement in late May 2018.

The increase in grant revenue was due to our increased activities related to our grant revenue, which started in September 2018.

Operating Expenses

	Years ended December 31,
	2019	2018	Change
	(in thousands)
Operating expenses:
Cost of goods sold	$1,288	$538	$750
Research and development	7,242	7,478	(236)
Selling, general and administrative	11,925	6,866	5,059
Total operating expenses	$20,455	$14,882	$5,573

Cost of goods sold reflects costs and expenses associated with sales of our Probuphine product by us after reacquiring the product in May 2018.

The decrease in research and development costs was primarily associated with decreases in employee-related expenses and other research and development expenses, partially offset by increased activities related to our NIDA grant and an increase in our contract manufacturing costs. Other research and development expenses include internal operating costs such as research and development personnel-related expenses, non-clinical and clinical product development related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this document, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates. However, we anticipate that our research and development expenses will increase in connection with the Probuphine Phase 4 clinical studies commencing in 2020, our current ProNeura development programs and any other ProNeura technology based product development activities we may pursue to the extent these costs are not supported through grants or partners.

The increase in selling, general and administrative expenses was primarily due to higher sales and marketing expenses related to establishing the infrastructure to streamline the Probuphine ordering and distribution network and the increased expenses associated with expanding our Probuphine commercial activities.

Other Expenses, Net

	Years ended December 31,
	2019	2018	Change
	(in thousands)
Other income (expense):
Interest income (expense), net	$(967)	$(887)	$(80)
Other income (expense), net	17	128	(111)
Non-cash gain on changes in the fair value of warrants	1,110	—	1,110
Gain on debt extinguishment	226	—	226
Other income (expense), net	$386	$(759)	$1,145

Net other income for the year ended December 31, 2019 was primarily due to non-cash gain on change in the fair value of warrants and gain on debt extinguishment related to our Molteni loan, partially offset by interest expense on our loans. Net other expense for the year ended December 31, 2018 was primarily due to interest expense on our loans. Higher interest expense for the year ended December 31, 2019 was primarily due to higher loan balances, partially offset by the settlement of our Molteni convertible loan in June 2019.

Net Loss and Net Loss per Share

Our net loss applicable to common stockholders for the year ended December 31, 2019 was approximately $16.5 million, or approximately $0.72 per share, compared to our net loss applicable to common stockholders of approximately $9.3 million, or approximately $1.64 per share, for the comparable period in 2018.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and we have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We held no marketable securities at December 31, 2019 and 2018.

Item 8.	Financial Statements and Supplementary Data.

The response to this item is included in a separate section of this Report. See “Index to Financial Statements” on Page F-1.

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures : Our principal executive and financial officers reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures are effective in timely providing them with material information relating to Titan, as required to be disclosed in the reports we file under the Exchange Act.

(b) Management’s Annual Report on Internal Control Over Financial Reporting :

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management overrides. Due to such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for Titan.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of Titan’s internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

(c) Changes in Internal Control Over Financial Reporting : There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Securities Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors; Executive Officers and Corporate Governance

Set forth below are the name, age and position and a brief account of the business experience of each of our executive officers and directors:

Name	Age	Office	Director Since
Marc Rubin	65	Executive Chairman of the Board	November 2007
Sunil Bhonsle	70	Chief Executive Officer, President and Director	February 2004
Katherine Beebe DeVarney	59	Executive Vice President, Chief Scientific Officer and Director	December 2019
Dane Hallberg	51	Executive Vice President and Chief Commercial Officer
Joseph A. Akers (1)(2)(3)	74	Director	November 2014
M. David MacFarlane (1)(2)(3)	79	Director	May 2002
James R. McNab, Jr. (1)	76	Director	November 2014
Scott A. Smith (2)(3)	58	Director	January 2017

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Governance Committee

Marc Rubin, M.D. served as our President and Chief Executive from October 2007 until December 2008 and was re-engaged as our Executive Chairman in May 2009. Until February 2007, Dr. Rubin served as Head of Global Research and Development for Bayer Schering Pharma, as well as a member of the Executive Committee of Bayer Healthcare and the Board of Management of Bayer Schering Pharma. Prior to the merger of Bayer Pharmaceuticals and Schering AG in June 2006, Dr. Rubin was a member of the Executive Board of Schering AG since joining us in October 2003, as well as Chairman of Schering Berlin Inc. and President of Berlex Pharmaceuticals, a division of Schering AG. From 1990 until August 2003, Dr. Rubin was employed by GlaxoSmithKline where he held positions of increasing responsibility in global clinical and commercial development overseeing programs in the United States, Europe, Asia and Latin America. From 2001 through 2003, he was Senior Vice President of Global Clinical Pharmacology & Discovery Medicine. Dr. Rubin holds an M.D. from Cornell University Medical College. Dr. Rubin currently serves on the board of directors of Curis Inc. and Galectin Therapeutics. Based on Dr. Rubin’s position as our Executive Chairman, his extensive senior management experience and service on boards of directors in the biotechnology and pharmaceutical industries and his medical background, our Board believes that Dr. Rubin has the appropriate set of skills to serve as a member of the Board.

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

Katherine Beebe DeVarney, Ph.D. joined Titan in February 2007 and currently serves as our Chief Scientific Officer. She has been a member of the Board since December 2019. During her 13 years with us, she has served in various scientific and medical research and development capacities, with primary responsibility for oversight of our product research and development, Regulatory Affairs, and Medical Affairs.  Dr. DeVarney has 24 years of experience as a Neuroscientist in the pharmaceutical industry, including positions of increasing responsibility with SmithKline Beecham, GlaxoSmithKline, Merck, and Corcept Therapeutics.  Prior to her pharmaceutical career, Dr. DeVarney was a hospital-based clinician and worked in academic medicine for 10 years.  She received her Ph.D. in Clinical Neuropsychology from George Mason University, and completed a two-year post-doctoral fellowship at Graduate Hospital and the University of Pennsylvania. Based on Dr. DeVarney’s extensive knowledge of the medical and regulatory requirements of our Probuphine commercialization and product development programs, our Board believes that Dr. DeVarney has the appropriate set of skills to serve as member of the Board.

Dane Hallberg joined Titan in October 2018 and currently serves as our Chief Commercial Officer. From October 2011 until December 2017, he served as chief executive officer of Able Star L.L.C., a strategic consultancy and full service agency he founded for market access, pharmaceutical and biotechnology companies. From June 2018 until he began consulting with Titan in September 2018, Mr. Hallberg, served as a strategic consultant to Bristol-Myers Squibb. Mr. Hallberg, who has over 20 years of experience in the healthcare industry, received a B.S. and M.A. from Western Illinois University, and completed the Executive Leadership Program at Cornell University.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2019.

Code of Ethics

We adopted a Code of Business Conduct and Ethics (the “Code”) in February 2013 that applies to all directors, officers and employees. The Code is filed as an exhibit to this Annual Report on Form 10-K and is available on our website at www.titanpharm.com. A copy of our code of ethics will also be provided to any person without charge, upon written request sent to us at our offices located at 400 Oyster Point Blvd, Suite 505, South San Francisco, California 94080.

Changes in Director Nomination Process for Stockholders

None.

Item 11.	Executive Compensation

Overview

During 2019, the compensation packages of Dr. Rubin, our Executive Chairman, Sunil Bhonsle, our Chief Executive Officer and President, Katherine DeVarney, Ph.D., our Executive Vice President and Chief Scientific Officer, and Dane Hallberg, our Executive Vice President and Chief Commercial Officer continued to reflect our current level of operations and resources. The key objectives for 2019 were the commercialization of our Probuphine product and the support of our ProNeura product development programs. This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers who served as named executive officers during the year ended December 31, 2019. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year; however, we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation disclosure.

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

Base Salaries

During 2019, the base salary of our named executives was based on their respective employment agreements and was reflective of the availability of resources and level of continuing operations at the time the agreements were entered into. Dr. Rubin received an annual salary of $295,000 and Mr. Bhonsle received an annual salary of $395,000 under their previous employment agreements which expired on March 31, 2019. Beginning on April 1, 2019, Dr. Rubin received an annual salary of $325,000 and Mr. Bhonsle received an annual salary of $425,000 under their current employment agreements which expire on April 1, 2021 Beginning in January 2020, our Chief Executive Officer and our Executive Chairman have agreed to a 50% reduction in their base salaries through June 30, 2020. Dr. DeVarney received an annual salary of $365,000 and Mr. Hallberg received an annual salary of $350,000 under their existing employment agreements.

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

 In April 2019, Dr. Rubin and Mr. Bhonsle were each granted options to purchase 200,000 shares of common stock. The options vest as to 83,334 shares on the Grant Date with the balance to vest at such time, if ever, as we receive stockholder approval of the Board’s amendment to Section 5.1 of the Plan to increase the limitation on the number of awards granted to a single individual in any calendar year from 83,334 to 250,000.

In January 2019, Dr. DeVarney’s options to purchase 20,911 shares of common stock at an exercise price greater than $21.00 per share were repriced to $1.553 per share.

In June 2019, Mr. Hallberg was granted options to purchase 80,000 shares of common stock. The options vest monthly over 24 months from the grant date.

SUMMARY COMPENSATION TABLE

The following table shows information concerning the annual compensation for services provided to us by our named executive officers for the periods set forth.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards ($) (1)	Stock Awards ($) (1)	All Other Compensation ($)(2)	Total Compensation ($)
Marc Rubin, M.D.	2019	$318,750	$—	$266,629	$—	$—	$583,379
Executive Chairman	2018	295,000	—	125,079	—	—	420,079

Sunil Bhonsle	2019	$417,115	$—	$266,629	$—	$—	$683,744
Chief Executive Officer, President	2018	395,000	—	125,079	—	—	520,079
and Principal Financial Officer

Katherine DeVarney, Ph.D.	2019	$365,000	$—	$18,017	$—	$—	$383,017
Executive Vice President	2018	362,708	—	125,087	—	—	487,795
and Chief Scientific Officer

Dane Hallberg	2019	$350,000	$—	$72,748	$—	$—	$422,748
Executive Vice President	2018	102,101	—	39,080	—	—	141,181
and Chief Commercial Officer

(1)	Amounts shown represent the grant date fair value computed in accordance with FASB ASC 718. The assumptions used by us with respect to the valuation of option grants and stock awards are set forth in “Titan Pharmaceuticals, Inc. Financial Statements—Notes to Financial Statements—Note 9—Stock Plans.”

(2)	Amounts shown represent the payment of accrued vacation compensation.

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

2001 Stock Option Plan

In August 2001, we adopted the 2001 Employee Non-Qualified Stock Option Plan, or the 2001 NQ Plan, pursuant to which 53,031 shares of common stock were authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan. The 2001 NQ Plan expired by its terms in August 2011. On December 31, 2019, options to purchase an aggregate of 12,246 shares of our common stock were outstanding under the 2001 NQ Plan.

2002 Stock Incentive Plan

In July 2002, we adopted the 2002 Stock Incentive Plan, or the 2002 Plan. Under the 2002 Plan, as amended, a total of approximately 217,000 shares of our common stock were authorized for issuance to employees, officers, directors, consultants, and advisers. The 2002 Plan expired by its terms in July 2012. On December 31, 2019, options to purchase an aggregate of 49,344 shares of our common stock were outstanding under the 2002 Plan.

2014 Incentive Plan

In February 2014, our Board adopted the 2014 Incentive Plan, or the 2014 Plan, pursuant to which 75,758 shares of our common stock were authorized for issuance to employees, directors, officers, consultants and advisors. On December 31, 2019, options to purchase 41,345 shares of our common stock were outstanding under the 2014 Plan.

2015 Omnibus Equity Incentive Plan

In August 2015, our stockholders approved the 2015 Omnibus Equity Incentive Plan, or the 2015 Plan. The 2015 Plan, as amended, authorized a total of 1,666,667 shares of our common stock for issuance to employees, directors, officers, consultants and advisors. On December 31, 2019, options to purchase 1,088,788 shares of our common stock were outstanding under the 2015 Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2019.

	Option Awards
Name	Number of Securities Underlying Unexercised Awards (#) Exercisable	Number of Securities Underlying Unexercised Awards (#) Unexercisable		Exercise Price ($)	Expiration Date
Marc Rubin, M.D.	4,546	—		46.20	4/15/2021
	7,576	—		37.92	1/3/2022
	6,061	—		19.80	3/16/2025
	15,151	—		30.60	12/14/2025
	13,184	—		30.60	02/02/2026
	11,668	—		23.40	02/13/2027
	28,335	—		5.82	03/07/2028
	83,334	116,666	(1)	1.75	4/2/2029
Sunil Bhonsle	6,061	—		46.20	4/15/2021
	9,091	—		37.92	1/3/2022
	7,273	—		19.80	3/16/2025
	15,151	—		30.60	12/14/2025
	14,851	—		30.60	2/2/2026
	13,334	—		23.40	02/13/2027
	28,334	—		5.82	03/7/2028
	83,334	116,666	(1)	1.75	4/2/2029
Katherine DeVarney, Ph.D.	3,031	—		1.553	5/11/2021
	4,546	—		1.553	1/3/2022
	4,243	—		19.80	3/16/2025
	6,667	—		1.553	12/14/2025
	6,667	—		1.553	2/13/2027
	28,335	—		5.82	3/7/2028
Dane Hallberg	12,155	29,512	(2)	1.26	10/1/2028
	20,000	60,000	(3)	1.50	6/5/2029

(1)	These options vest as to 83,334 shares on the Grant Date with the balance to vest at such time, if ever, as we receive stockholder approval of the Board’s amendment to Section 5.1 of the Plan to increase the limitation on the number of awards granted to a single individual in any calendar year from 83,334 to 250,000.
(2)	These option grants vest monthly over 48 months from the grant date.
(3)	These option grants vest monthly over 24 months from the grant date.

There were no option exercises by our named executive officers during 2019.

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

Employment Agreements

In April 2019, we entered into employment agreements with Dr. Rubin and Mr. Bhonsle providing for base annual salaries of $325,000 and 425,000, respectively. The employment agreements contain the following terms:

·	Bonuses. The executive may, at the sole discretion of the board of directors or the compensation committee, be considered for an annual bonus of up to 50% of his then base salary, payable in cash or awards under our equity incentive plan.

·	Term; Termination. The Employment Agreements have a 24 month term expiring on April 1, 2021 but may be terminated by us for any reason at any time. In the event of termination by us without cause or by the executive for good reason not in connection with a change of control, as those terms are defined in such agreements, the executive is entitled to (i) severance for the greater of 12 months or the balance of the term, (ii) a pro rata portion of any annual bonus, (iii) 12 months of COBRA payments, and (iv) the immediate accelerated vesting of any unvested restricted shares and stock options. In the event such a termination is within 30 days prior to or six months following a change of control, the executive is entitled to an additional six months of COBRA payments.

·	Restrictive Covenants. The Employment Agreements contain one-year post-termination noncompetition and non-solicitation provisions.

·	Clawback. The Employment Agreements contain a two-year post-termination clawback of benefits provision in the event of a restatement of financial results upon which such benefits were based.

In November 2018, we entered into an employment agreement with Dr. DeVarney providing for a base annual salary of $365,000. The employment agreement contains the following terms:

·	Bonuses. The executive may, at the sole discretion of the board of directors or the compensation committee, be considered for an annual bonus of up to 50% of her then base salary, payable in cash or awards under our equity incentive plan.

·	Term; Termination. The Employment Agreement may be terminated by us for any reason at any time. In the event of termination by us without cause or by the executive for good reason or in connection with a change of control, as those terms are defined in such agreements, the executive is entitled to (i) severance for 12 months following the termination date, (ii) a pro rata portion of any annual bonus, (iii) 12 months of COBRA payments, and (iv) the immediate accelerated vesting of any unvested restricted shares and stock options.

·	Restrictive Covenants. The Employment Agreement contains six-month post-termination noncompetition and non-solicitation provisions.

In September 2018, we entered into an employment agreement with Mr. Hallberg providing for a base annual salary of $350,000. The employment agreement contains the following terms:

·	Bonuses. The executive may, at the sole discretion of the board of directors or the compensation committee, be considered for an annual bonus of up to 50% of her then base salary, payable in cash or awards under our equity incentive plan.

·	Term; Termination. The Employment Agreement may be terminated by us for any reason at any time. In the event of termination by us without cause or by the executive for good reason not in connection with a change of control, as those terms are defined in such agreements, the executive is entitled to (i) severance for six months following the termination date, (ii) a pro rata portion of any annual bonus, (iii) six months of COBRA payments, and (iv) the immediate accelerated vesting of any unvested restricted shares and stock options. . In the event such a termination is within 30 days prior to or six months following a change of control, the executive is entitled to an additional three months of severance and COBRA payments.

·	Restrictive Covenants. The Employment Agreement contains six-month post-termination noncompetition and non-solicitation provisions.

DIRECTOR COMPENSATION

Summary of Director Compensation

The following table summarizes compensation that our non-employee directors earned during 2019 for services as members of our Board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph A. Akers (2)	$57,500	$—	$—	$—	$—	$—	$57,500
Rajinder Kumar (3)	50,000	—	—	—	—	—	50,000
M. David MacFarlane, Ph.D. (4)	60,000	—	—	—	—	—	60,000
James R. McNab, Jr. (5)	57,500	—	—	—	—	—	57,500
Federico Seghi Recli (6)	16,875	—	—	—	—	—	16,875
Scott A. Smith (7)	52,500	—	—	—	—	—	52,500

(1)	Valuation assumptions are found under “Titan Pharmaceuticals, Inc. Financial Statements—Notes to Financial Statements—Note 9—Stock Plans.”
(2)	The aggregate number of option awards held at December 31, 2019 was 6,138.
(3)	The aggregate number of option awards held at December 31, 2019 was 2,501. Mr. Kumar retired from the Board in December 2019.
(4)	The aggregate number of option awards held at December 31, 2019 was 8,944.
(5)	The aggregate number of option awards held at December 31, 2019 was 6,138.
(6)	The aggregate number of option awards held at December 31, 2019 was 834. Mr. Seghi Recli resigned from the Board in May 2019.
(7)	The aggregate number of option awards held at December 31, 2019 was 2,501.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 25, 2020, the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (ii) each director and director nominee; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. As of March 25, 2020, we had 93,467,258 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percent of Shares Beneficially Owned
Joseph A. Akers	74,974	(3)	*
Sunil Bhonsle	309,155	(4)	*
Katherine DeVarney, Ph.D.	55,876	(5)	*
Dane Hallberg	53,162	(6)	*
M. David MacFarlane, Ph.D.	39,327	(7)	*
James R. McNab, Jr.	89,475	(8)	*
Marc Rubin, M.D.	329,250	(9)	*
Scott A. Smith	2,501	(10)	*
All executive officers and directors as a group (8) persons	953,720		1.0%

*	Less than one percent.

(1)	Unless otherwise indicated, the address of such individual is c/o Titan Pharmaceuticals, Inc., 400 Oyster Point Boulevard, Suite 505, South San Francisco, California 94080.

(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of a person, shares of our common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 25, 2020 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

(3)	Includes (i) 6,138 shares issuable upon exercise of outstanding options and (ii) 33,334 shares issuable upon exercise of outstanding warrants.

(4)	Includes (i) 177,429 shares issuable upon exercise of outstanding options, (ii) 50,000 shares issuable upon exercise of outstanding warrants and (iii) 9,117 shares held in a family trust for which he serves as trustee.

(5)	Includes 53,489 shares issuable upon exercise of outstanding options.

(6)	Includes 53,162 shares issuable upon exercise of outstanding options.

(7)	Includes (i) 8,944 shares issuable upon exercise of outstanding options and (ii) 13,334 shares issuable upon exercise of outstanding warrants.

(8)	Includes (i) 6,138 shares issuable upon exercise of outstanding options and (ii) 33,334 shares issuable upon exercise of outstanding warrants.

(9)	Includes (i) 169,855 shares issuable upon exercise of outstanding options and (ii) 66,667 shares issuable upon exercise of outstanding warrants. (10) Includes 2,501 shares issuable upon exercise of outstanding options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions.

None.

Independence of Directors

The following members of our Board meet the independence requirements and standards currently established by the Nasdaq: Joseph A. Akers, M. David MacFarlane, James R. McNab, Jr. and Scott A. Smith.

Board Committees

Our Board has established the following three standing committees: audit committee; compensation committee; and nominating and governance committee, or governance committee.

The audit committee was formed in compliance with Section 3(a)(58)(A) of the Exchange Act and consists of Joseph A. Akers, M. David MacFarlane and James R. McNab, Jr., each of whom meets the independence requirements and standards currently established by Nasdaq and the SEC. In addition, the Board has determined that Messr. Akers is an “audit committee financial expert” and “independent” as defined under the relevant rules of the SEC and Nasdaq. The audit committee assists the Board by overseeing the performance of the independent auditors and the quality and integrity of Titan’s internal accounting, auditing and financial reporting practices. The audit committee is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees.

The compensation committee makes recommendations to the Board concerning salaries and incentive compensation for our officers, including our Principal Executive Officer, and employees and administers our stock option plans. The compensation committee consists of Joseph A. Akers, M. David MacFarlane and Scott A. Smith, each of whom meets the independence requirements and standards currently established by Nasdaq.

The purpose of the governance committee is to assist the Board in identifying qualified individuals to become Board members, in determining the composition of the Board and in monitoring the process to assess Board effectiveness. The governance committee consists of M. David MacFarlane and James R. McNab, Jr., each of whom meets the independence requirements and standards currently established by Nasdaq.

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

Board Meetings

Our business and affairs are managed under the direction of our Board, which is currently composed of eight members. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling and direction to our management. During the fiscal year ended December 31, 2019, the Board met seven times and no director attended fewer than 75% of the meetings of the Board and Board committees of which the director was a member.

Item 14.	Principal Accounting Fees and Services.

Aggregate fees billed by OUM & Co. LLP, an independent registered public accounting firm, during the fiscal years ended December 31, 2019 and 2018 were as follows:

	2019	2018
Audit Fees	$461,322	$302,204
Audit-Related Fees	—	3,159
Tax Fees	44,920	43,500
Total	$506,242	$348,863

Audit Fees —This category includes aggregate fees billed by our independent auditors for the audit of our annual financial statements, audit of management’s assessment and effectiveness of internal controls over financial reporting, review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years, including consents and comfort letters.

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

All Other Fees —During the years ended December 31, 2019 and 2018, OUM & Co. LLP did not incur any fees for other professional services.

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

Item 16.	Form 10-K Summary

None

TITAN PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Titan Pharmaceuticals, Inc.

South San Francisco, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Titan Pharmaceuticals, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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
March 30, 2020
We have served as the Company's auditor since 2004.

TITAN PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,
	2019	2018
	(In thousands, except share and per share data )
Assets
Current assets:
Cash and cash equivalents	$5,223	$9,295
Restricted cash	—	361
Receivables	993	1,737
Inventory	998	1,262
Contract assets	—	99
Prepaid expenses and other current assets	1,094	547
Total current assets	8,308	13,301
Property and equipment, net	817	794
Operating lease right-of-use asset	397	—
Total Assets	$9,522	$14,095
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,401	$1,526
Accrued clinical trials expenses	309	620
Accrued sales allowances	809	—
Other accrued liabilities	809	466
Operating lease liability, current	272	—
Deferred revenue	—	313
Current portion of long-term debt, net of debt discount of $0 and $123	—	527
Total current liabilities	3,600	3,452
Long-term debt, net of debt discount of $346 and $543	4,019	3,787
Warrant liability	320	—
Derivative liability	—	25
Operating lease liability, non-current	150	—
Total liabilities	8,089	7,264
Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized, none issued and outstanding at December 31, 2019 and 2018.	—	—
Common stock, at amounts paid-in, $0.001 par value per share; 125,000,000 shares authorized 57,378,794 and 13,010,292 shares issued and outstanding at December 31, 2019 and 2018, respectively.	57	13
Additional paid-in capital	350,413	339,397
Accumulated deficit	(349,037)	(332,579)
Total stockholders’ equity	1,433	6,831
Total liabilities and stockholders’ equity	$9,522	$14,095

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2019	2018
	(In thousands, except per share data)
Revenue:
License revenue	$315	$5,376
Product revenue	1,006	535
Grant revenue	2,290	707
Total revenue	3,611	6,618
Operating expenses:
Cost of goods sold	1,288	538
Research and development	7,242	7,478
Selling, general and administrative	11,925	6,866
Total operating expenses	20,455	14,882
Loss from operations	(16,844)	(8,264)
Other income (expense):
Interest income (expense), net	(967)	(887)
Other expense, net	17	128
Non-cash gain on changes in the fair value of warrants	1,110	—
Non-cash gain on debt extinguishment	226	—
Other income (expense), net	386	(759)
Net loss and comprehensive loss	(16,458)	(9,023)
Deemed dividend on trigger of down round provision	—	(285)
Net loss applicable to common stockholders	$(16,458)	$(9,308)
Basic net loss per common share	$(0.72)	$(1.64)
Diluted net loss per common share	$(0.72)	$(1.66)
Weighted average shares used in computing basic net loss per common share	22,957	5,688
Weighted average shares used in computing diluted net loss per common share	22,957	5,688

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2017	—	$—	3,534	$4	$324,124	$(323,271)	$857
Net loss	—	—	—	—	—	(9,023)	(9,023)
Issuance of warrants to purchase common stock, net	—	—	—	—	527	—	527
Issuance of common stock, net			1,815	2	2,435	—	2,437
Issuance of preferred stock, net	8	—			7,214	—	7,214
Issuance of common stock upon conversion of preferred stock, net	(8)	—	5,483	5	(11)	—	(6)
Issuance of common stock upon exercise of warrants, net	—	—	2,178	2	3,266	—	3,268
Stock-based compensation					1,557	—	1,557
Deemed dividend resulting from down-round provision	—	—	—	—	285	(285)	—
Balances at December 31, 2018	—	—	13,010	13	339,397	(332,579)	6,831
Net loss	—	—	—	—	—	(16,458)	(16,458)
Issuance of common stock, net	—	—	37,696	37	8,200	—	8,237
Issuance of common stock upon exercise of warrants, net	—	—	6,225	6	1,595	—	1,601
Issuance of common stock upon conversion of convertible debt	—	—	448	1	649	—	650
Stock-based compensation	—	—	—	—	572	—	572
Balances at December 31, 2019	—	$—	57,379	$57	$350,413	$(349,037)	$1,433

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net loss	$(16,458)	$(9,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain on inventory received from termination of license agreement	—	(1,293)
Depreciation and amortization	244	380
Non-cash interest expense	613	490
Non-cash gain on changes in fair value of warrants	(1,110)	—
Non-cash gain on debt extinguishment	(226)	—
Stock-based compensation	572	1,557
Other	(41)	(134)
Changes in operating assets and liabilities:
Receivables	744	(1,672)
Inventory	264	31
Contract assets	99	120
Prepaid expenses and other assets	(547)	(185)
Accounts payable	(125)	542
Accrued sales allowances	809	—
Other accrued liabilities	30	443
Deferred revenue	(313)	313
Net cash used in operating activities	(15,445)	(8,431)
Cash flows from investing activities:
Purchases of furniture and equipment	(256)	(416)
Net cash used in investing activities	(256)	(416)
Cash flows from financing activities:
Proceeds from equity offerings	9,665	9,651
Issuance of warrants	—	51
Proceeds from the exercise of warrants	1,603	3,268
Proceeds from the issuance of debt	—	650
Payments on long-term debt	—	(3,000)
Net cash provided by financing activities	11,268	10,620
Net increase (decrease) in cash	(4,433)	1,773
Cash, cash equivalents and restricted cash at beginning of period	9,656	7,883
Cash, cash equivalents and restricted cash at end of period	$5,223	$9,656
Supplemental disclosure of cash flow information
Interest paid	$432	$471
Warrants issued	$—	$6,348
Derivatives issued	$—	$159
Deemed dividend on trigger of down round provision	$—	$285
Purchases of property and equipment in accounts payable or accrued expenses	$11	$163

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows for the years ended December 31, (in thousands):

	2019	2018
Cash and cash equivalents	$5,223	$9,295
Restricted cash	—	361
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$5,223	$9,656

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

In January 2019, pursuant to prior stockholder authorization, our board of directors (the “Board”) effected a reverse split of the outstanding shares of our common stock at a ratio of one share for every six shares then outstanding (the “Reverse Split”). Pursuant to their respective terms, the number of shares underlying our outstanding options and warrants was reduced and their respective exercise prices increased by the Reverse Split ratio. The number of shares of common stock authorized and the par value of $0.001 per share did not change as a result of the Reverse Split. All share and per share amounts contained in this Annual Report on Form 10-K give retroactive effect to the Reverse Split.

The accompanying financial statements have been prepared assuming we will continue as a going concern.

At December 31, 2019, we had cash and cash equivalents of approximately $5.2 million, which we believe, together with the net cash proceeds of approximately $8.0 million received from the registered direct offering of our common stock in January 2020 and exercises of outstanding warrants to purchase shares of our common stock in the first quarter of 2020, are sufficient to fund our planned operations into the fourth quarter of 2020. We will require additional funds to finance our operations. We are exploring several financing alternatives; however, there can be no assurance that our efforts to obtain the funding required to continue our operations will be successful.

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

Based upon the above assessment, we concluded that, at the date of filing the financial statements in this Annual Report on Form 10-K for the year ended December 31, 2019, we did not have sufficient cash to fund our operations for the next 12 months without additional funds and, therefore, there was substantial doubt about our ability to continue as a going concern within 12 months after the date the financial statements were issued. Additionally, we have suffered recurring losses from operations and have an accumulated deficit that raises substantial doubt about our ability to continue as a going concern.

TITAN PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

Inventories

Inventories are recorded at the lower of cost or net realizable value. Cost is based on the first in, first out method. We regularly review inventory quantities on hand and write down to its net realizable value any inventory that we believe to be impaired. The determination of net realizable value requires judgment including consideration of many factors, such as estimates of future product demand, product net selling prices, current and future market conditions and potential product obsolescence, among others. The components of inventories are as follows:

	As of December 31,
	2019	2018
Raw materials and supplies	$563	$510
Finished goods	435	752
	$998	$1,262

Stock-Based Compensation

We recognize compensation expense using a fair-value based method, for all stock-based payments including stock options and restricted stock awards and stock issued under an employee stock purchase plan. These standards require companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. See Note 9 “Stock Plans,” for a discussion of our stock-based compensation plans.

Warrants Issued in Connection with Equity Financing

We generally account for warrants issued in connection with equity financings as a component of equity, unless there is a deemed possibility that we may have to settle the warrants in cash. For warrants issued with deemed possibility of cash settlement, we record the fair value of the issued warrants as a liability at each reporting period and record changes in the estimated fair value as a non-cash gain or loss in the Statements of Operations and Comprehensive Loss.

Cash and Cash Equivalents

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

All investments with original maturities of three months or less are considered to be cash equivalents. We had money market funds of approximately $4.9 million and $8.9 million as of December 31, 2019 and 2018, respectively, included in our cash and cash equivalents.

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

TITAN PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

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

Returns – Consistent with the provisions of ASC 606, we estimate returns at the inception of each transaction, based on multiple considerations, including historical sales, historical experience of actual customer returns, levels of inventory in our distribution channel, expiration dates of purchased products and significant market changes which may impact future expected returns to the extent that we would not reverse any receivables, revenues, or contract assets already recognized under the agreement.  During the year ended December 31, 2019, we entered into agreements with large national specialty pharmacies with a distribution channel different from that of our existing customers and, therefore, the related reserves have unique considerations. We will continue to evaluate the activities with these specialty pharmacies during upcoming quarters and will update the related reserves accordingly.

Rebates – Our provision for rebates is estimated based on our customers’ contracted rebate programs and our historical experience of rebates paid.

Discounts –The provision is estimated based upon invoice billings, utilizing historical customer payment experience.

The following table provides a summary of activity with respect to our product returns and discounts and rebates, which are included on our balance sheets within accrued sales allowances, and allowance for doubtful accounts, which are included on our balance sheets within receivables (in thousands):

	Accrued Sales Allowances
	Product Return Allowance	Discounts and Rebates Allowance	Total	Allowance for Doubtful Accounts
Balance at December 31, 2018	$33	$48	$81	$—
Provision	752	224	976	63
Payments/credits	(64)	(184)	(248)	—
Balance at December 31, 2019	$721	$88	$809	$63

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

TITAN PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

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

TITAN PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per common share for the years ended (in thousands, except per share amounts):

	December 31,
	2019	2018
Numerator:
Net loss used for basic earnings per share	$(16,458)	$(9,308)
Less change in fair value of warrant liability	—	—
Less change in fair value of derivatives	—	134
Net loss used for diluted earnings per share	$(16,458)	$(9,442)
Denominator:
Basic weighted-average outstanding common shares	22,957	5,688
Effect of dilutive potential common shares resulting from warrants	—	—
Weighted-average shares outstanding—diluted	22,957	5,688
Net loss per common share:
Basic	$(0.72)	$(1.64)
Diluted	$(0.72)	$(1.66)

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of shares of common stock outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect for the years ended (in thousands):

	December 31,
	2019	2018
Weighted-average anti-dilutive common shares resulting from stock awards	1,074	588
Weighted-average anti-dilutive common shares resulting from warrants	7,679	264
Convertible debt	1,444	—
	10,197	852

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

Lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on our balance sheet as right-of-use assets, operating lease liabilities current and operating lease liabilities non-current. We no longer recognize deferred rent on our balance sheet.

Subsequent Events

We have evaluated events that have occurred subsequent to December 31, 2019 and through the date that the financial statements are issued.

TITAN PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

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

Financial instruments, including receivables, accounts payable and accrued liabilities are carried at cost, which we believe approximates fair value due to the short-term nature of these instruments. The approximately $4.9 million and $8.9 million fair values of money market funds as of December 31, 2019 and 2018 included in our cash and cash equivalents are classified as Level 1 and were derived from quoted market prices as active markets for these instruments exists. Our warrant and derivative liabilities are classified within level 3 of the fair value hierarchy because the value is calculated using significant judgment based on our own assumptions in the valuation of these liabilities.

The following table rolls forward the fair value of our warrant liability, the fair value of which is determined by Level 3 inputs for the year ended December 31, 2019 (in thousands):

Fair value, beginning of period	$—
Issuance of warrants	1,430
Change in fair value	(1,110)
Fair value, end of period	$320

During the year ended December 31, 2018, we did not have any warrant liability.

The following table rolls forward the fair value of our derivative liability, the fair value of which is determined by Level 3 inputs for the years ended (in thousands):

	December 31,
	2019	2018
Fair value, beginning of period	$25	$—
Issuance of derivative	—	159
Change in fair value	(25)	(134)
Fair value, end of period	$—	$25

Recent Accounting Pronouncements

Accounting Standards Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Topic 842 requires most lessees to recognize right of use assets and lease liabilities, but recognize expenses in a manner similar with current accounting standards. Effective January 1, 2019, we adopted the provisions under Topic 842 using a modified retrospective transition approach without adjusting comparative periods. Additionally, as permitted by Topic 842, we elected to apply the following practical expedients: (i) not to reassess whether any expired or existing contracts are or contain leases or the classification of any expired or existing leases and (ii) not to apply the recognition requirements to short-term leases. As a result of this adoption, we recorded operating lease right-of-use asset and operating lease liability associated with our office lease in our balance sheet. We used a discount rate of 12%, which reflects our borrowing rate as of the adoption date, to measure the present value of future lease payments to determine the fair value of our operating lease right-of-use asset and liability. Our office lease expires in June 2021 and we did not include an estimated renewal in the calculation of our operating lease right-of-use asset and liability as we believe that it is less than probable we will renew our office lease. Our adoption of Topic 842 did not result in any cumulative adjustment to the balance of our accumulated deficit as of January 1, 2019. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term, which is consistent with Topic 840.

The following table presents maturities of our operating lease as of December 31, 2019 (in thousands):

2020	$308
2021	155
Total minimum lease payments (base rent)	463
Less: imputed interest	(41)
Total operating lease liabilities	$422

TITAN PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to nonemployees with the guidance applicable to grants to employees. Under the new standard, equity-classified share-based payment awards issued to nonemployees are measured on the grant date, instead of the current requirement to remeasure the awards through the performance completion date. We adopted ASU 2018-07 during the three months ended March 31, 2019 using the prospective approach. The adoption of ASU 2018-07 did not have any material impact to our financial statements.

In August 2018, the SEC published Release No. 33-10532, Disclosure Update and Simplification, or DUSTR, which adopted amendments to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded, in light of other SEC disclosure requirements, GAAP, or changes in the information environment. While most of the DUSTR amendments eliminate updated or duplicative disclosure requirements, the final rule amends the interim financial statement requirements to include a reconciliation of changes in stockholders’ equity in the notes or as a separate statement for each period for which a statement of comprehensive loss is required to be filed. We adopted ASU 2018-07 during the three months ended March 31, 2019 and included a reconciliation of changes in stockholders’ equity in our interim financial statements,

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses, which requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The amendments in this ASU are effective for us in our interim period ending March 31, 2023. We are currently assessing the impact of the adoption of Topic 326 on our financial statements and disclosures.

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

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that Is a Service Contract. The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Adoption of the ASU is either retrospective or prospective. The ASU is effective for us in our interim period ending March 31, 2020, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU No. 2018-15 on our financial statements.

2.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2019	2018
Furniture and office equipment	$388	$388
Leasehold improvements	408	408
Laboratory equipment	3,413	3,249
Computer equipment	1,218	1,188
Construction in progress	73	—
	5,500	5,233
Less accumulated depreciation and amortization	(4,683)	(4,439)
Property and equipment, net	$817	$794

3.	Braeburn License

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

TITAN PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

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

We used the expected cost-plus approach to estimate the standalone selling price of approximately $1.4 million related to our efforts towards an approval by the EMA and other regulatory bodies (“Titan Services”). This includes employee related expenses as well as other manufacturing, regulatory and clinical costs, which are incurred as part of our efforts. We recognized revenue associated with Titan Services ratably over the estimated service period. As of March 31, 2019, we fully recognized the revenue associated with the Titan Services under the Molteni Purchase Agreement as we completed the Titan Services.

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

The Molteni Purchase Agreement provides that we supply Molteni with semi-finished product (i.e., the implant, the applicator and related technology) on an exclusive basis at a fixed price through December 31, 2019, with subsequent price increases not to exceed annual cost increases to us for the active pharmaceutical ingredient and under our current manufacturing agreement. Revenue is recognized when the semi-finished product has been transferred to Molteni.

Molteni will be prohibited from marketing a competitor product as defined in the Molteni Purchase Agreement in the Molteni Territory for the five year period following approval of the marketing authorization application. Thereafter, Molteni will be required to pay us a low single digit royalty on net sales of any competitor product.

TITAN PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

The following table presents changes in contract assets and liabilities during the years ended December 31, 2019 and 2018 (in thousands):

	Beginning Balance	Additions	Deductions	Ending Balance
Year ended December 31, 2019
Contract assets	$99	—	(99)	$—
Contract liabilities:
Deferred revenue	$313	—	(313)	$—
Year ended December 31, 2018
Contract assets	$—	291	(192)	$99
Contract liabilities:
Deferred revenue	$—	2,448	(2,135)	$313

In August 2018, we entered into an amendment to the Molteni Purchase Agreement, pursuant to which Molteni made an immediate payment of €950,000 (approximately $1.1 million) and a convertible loan of €550,000 (approximately $0.6 million) (“Molteni Convertible Loan”) (see Note 7) to us, both in exchange for the elimination of an aggregate of €2.0 million (approximately $2.3 million) of regulatory milestones provided for in the Molteni Purchase Agreement. We concluded that the approximately $1.1 million immediate payment by Molteni reflected a milestone payment with no additional obligations to us and, therefore, was recognized as revenue during the year ended December 31, 2018.

In September 2019, we entered into an additional amendment to the Molteni Purchase Agreement, pursuant to which the percentage earn-out payments on net sales was reduced from the original range of low-teens to mid-twenties to the current range of low-teens to mid-teens. We also agreed to delay payment of any earn-outs until the later of (i) January 1, 2021 or (ii) the one year anniversary of completion of compliance by our manufacturer with EU requirements (currently anticipated to occur during the second quarter of this year). The milestone payments under the Molteni Purchase Agreement remain unchanged.

5.	Commitments and Contingencies

Lease Commitments

We lease our office facility under operating lease that expires in June 2021. Rent expense associated with this lease was approximately $0.3 million each year for years ended December 31, 2019 and 2018, respectively.

Guarantees and Indemnifications

As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2019.

In the normal course of business, we have commitments to make certain milestone payments to various clinical research organizations in connection with our clinical trial activities. Payments are contingent upon the achievement of specific milestones or events as defined in the agreements, and we have made appropriate accruals in our financial statements for those milestones that were achieved as of December 31, 2019. We also provide indemnifications of varying scope to our CROs and investigators against claims made by third parties arising from the use of our products and processes in clinical trials. Historically, costs related to these indemnification provisions were immaterial. We also maintain various liability insurance policies that limit our exposure. We are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

Legal Proceedings

There are no ongoing legal proceedings against our company.

   TITAN PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

6.	Warrant Liability

August 2019 Warrant Liability

In August 2019, we completed a registered direct offering (the “August 2019 Offering”) and issued warrants to purchase 2,852,314 shares of our common stock with an exercise price of $1.07 per share (the “Placement Warrants”) in a concurrent private placement (see Note 9). The Placement Warrants agreement contains a provision where the warrant holder has the option to receive cash, equal to the Black Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). As a result of this provision, in accordance with ASC 480, “Distinguishing Liabilities from Equity,” the Placement Warrants are required to be classified as liabilities. The fair value of the Placement Warrants is determined using the Black-Scholes Option Pricing model to calculate the call option and Binomial Option Pricing model to calculate the put option with changes in the fair value recorded in our statements of operations and comprehensive loss. As of December 31, 2019, total fair value of the Placement Warrants was approximately $0.3 million, which is included within warrant liabilities in our balance sheet.

The warrant liability associated with the Placement Warrants is classified within level 3 of the fair value hierarchy. The below table represents the weighted-average key assumptions used to calculate the fair value of the Placement Warrants:

	As of
	August 7, 2019	December 31, 2019
Expected volatility	87%	125%
Risk-free interest rate	1.5%	1.7%
Dividend yield	—	—
Expected term (in years)	4.9	4.6
Weighted-average fair value per share warrant	$0.50	$0.11

7.	Debt Agreements

Horizon and Molteni Loan

In July 2017, we entered into a venture loan and security agreement (the “Horizon Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”), which provided up to $10.0 million in loans, including an initial loan in the amount of $7.0 million funded upon signing of the Horizon Loan Agreement.

In connection with the Horizon Loan Agreement, we issued Horizon seven-year warrants to purchase common stock (the “Horizon Warrants”). The Horizon Warrants were classified as equity and the fair value of the Horizon Warrants at the time of issuance was determined using a Lattice valuation model.

Our obligations under the Loan Agreement are secured by a first priority security interest in all of our assets, with the exception of our intellectual property. We agreed not to pledge or otherwise encumber our intellectual property assets, subject to certain exceptions.

In February 2018, we entered into an amendment to the Original Loan Agreement (the “Amended Loan Agreement”) pursuant to which we prepaid $3.0 million of the outstanding $7.0 million principal amount and provided Horizon with a lien on our intellectual property.

In March 2018, we entered into an Amended and Restated Venture Loan and Security Agreement (the “Restated Loan Agreement”) with Horizon and Molteni pursuant to which Horizon assigned approximately $2.4 million of the $4.0 million outstanding principal balance of the loan to Molteni and Molteni was appointed as the collateral agent and assumed majority and administrative control of the loan. Under the Restated Loan Agreement, Molteni had the right to convert its portion of the debt into shares of our common stock at a conversion price of $7.20 per share and was required to effect this conversion of debt to equity if we complete an equity financing resulting in gross proceeds of at least $10.0 million at a price per share of common stock in excess of $7.20 and repay the $1.6 million balance of Horizon’s loan amount. In connection with the Restated Loan Agreement, we issued additional warrants to purchase an aggregate of 6,667 shares of our common stock with an exercise price per share of $7.20 to Horizon (collectively, the “Horizon Warrants”). These warrants were classified as equity and the key assumptions used to value these warrants as of the date of the issuance were as follows:

Expected price volatility	86%
Expected term (in years)	7.0
Risk-free interest rate	2.8%
Dividend yield	0.0%
Weighted-average fair value per share warrant	$4.86

TITAN PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

In consideration of Molteni’s entry into the Horizon Loan Agreement and the Molteni Purchase Agreement (see Note 4), in March 2018, we entered into a rights agreement (the “Rights Agreement”) with Molteni pursuant to which we agreed to (i) issue Molteni seven-year warrants to purchase 90,000 shares of our common stock at an exercise price of $7.20 per share (the “Molteni Warrants”), (ii) provide Molteni customary demand and piggy-back registration rights with respect to the shares of common stock issuable upon conversion of its loan and exercise of the Molteni Warrants, (iii) designate one member of our board of directors following conversion of the loan in full and (iv) provide board observer rights to Molteni if it has not designated a board nominee as well as certain information rights. The board designation, observer and information rights will terminate at such time as Molteni ceases to beneficially own at least one percent of our outstanding capital stock (inclusive of the shares issuable upon conversion of debt under the Restated Loan Agreement and exercise of the Molteni Warrants). The Molteni Warrants have been classified as equity and their fair value at the time of issuance was determined using a Black Scholes valuation model. The amount was allocated equally between the Restated Loan Agreement and the Purchase Agreement and was recorded in the Balance Sheets as a discount to the Molteni loan and a contract asset, respectively.

The key assumptions used to value the Molteni Warrants were as follows:

Expected price volatility	86%
Expected term (in years)	7.0
Risk-free interest rate	2.8%
Dividend yield	0.0%
Weighted-average fair value of warrants	$4.86

Repayment of the loans was on an interest-only basis, followed by monthly payments of principal and accrued interest for the balance of the 46-month term. The loans bear interest at a floating coupon rate of one-month LIBOR (floor of 1.10%) plus 8.40%. A final payment equal to 5.0% of each loan tranche will be due on the scheduled maturity date for such loan. In addition, if we repay all or a portion of the loan prior to the applicable maturity date, we will pay Horizon and Molteni prepayment penalty fees.

In connection with our equity offering in September 2018, the Horizon Warrants to purchase 366,668 shares of our common stock at $1.50 per share became exercisable. In accordance with the guidance in ASU 2017-11, we recognized the effect of triggering the down round feature as a dividend in our Balance Sheets at December 31, 2018 and as an addition to net loss attributable to common stockholders and in our calculation of basic and fully diluted earnings per share in our Statements of Operations and Comprehensive Loss for the year ended December 31, 2018. We calculated the dividend of approximately $0.3 million resulting from the trigger of the down round provision in September 2018 using the Black Scholes Option Pricing Model and the assumptions indicated in the table below:

	Pre-reset	Post-reset
Exercise price per share	$11.76	$1.50
Expected price volatility	71%	71%
Expected term (in years)	5.8	5.8
Risk-free interest rate	3.0%	3.0%
Dividend yield	0.0%	0.0%
Weighted-average fair value of warrants	$0.30	$0.84

In September 2019, we entered into an amendment to the Restated Loan Agreement pursuant to which the interest-only payment and forbearance periods were extended by one year to December 31, 2020 and the maturity date was extended by one year to June 1, 2022. In connection with the amendment to the Restated Loan Agreement (as clarified by a second amendment in March 2020), the final payments to the lenders were increased by an aggregate of approximately $0.3 million (exclusive of a restructuring fee payable to Horizon) and the conversion provisions related to Molteni’s portion of the loan amount were revised to eliminate the mandatory conversion feature, to reduce the conversion price to $0.225 and to cap the number of shares issuable upon conversion to 3,422,777. As of December 31, 2019, the loan from Molteni under the amendment to the Restated Loan Agreement was convertible into 3,422,777 shares of our common stock.

In accordance with ASC 470, “Debt,” the amendment to the loan from Molteni is accounted for under debt extinguishment accounting, which required us to extinguish the carrying amount of the loan prior to the amendment and reacquire the loan after the amendment. As a result, during the year ended December 31, 2019, we recorded approximately $0.3 million gain on debt extinguishment related to the write-off of the balance of the accreted final payment of the loan. The modification to the loan from Horizon did not constitute debt extinguishment and, therefore, did not have any impact to our financial statements.

TITAN PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

Molteni Convertible Loan

Due to the conversion provision of the Molteni Convertible Loan, ASC 815, Derivatives and Hedging required us to classify the conversion provision as an embedded derivative with changes in the fair value recorded in the statement of operations and comprehensive loss.

The key assumptions used to value the Convertible Loan embedded derivative were as follows:

	As of
	September 18, 2018	December 31, 2018
Expected volatility	87%	135%
Expected term (in years)	0.75	0.50
Risk-free interest rate	2.32%	2.51%
Dividend yield	—	—
Fair value of conversion provision (in thousands)	$159	$25

 In connection with the amendment to the Molteni Purchase Agreement (see Note 4), in June 2019, the Molteni Convertible Loan, together with unpaid accrued interest, was converted in full into 448,287 shares of our common stock at $1.50 per share upon the receipt of EMA approval of Sixmo. As a result, we recorded approximately $0.1 million loss on debt extinguishment.

8.	Stockholders’ Equity

Common Stock

October 2019 Public Offering

In October 2019, we completed an underwritten public offering pursuant to which we issued 40,276,000 units at an offering price of $0.225 per unit, consisting of 35,886,000 shares of our common stock and pre-funded warrants to purchase 4,390,000 shares of our common stock with an exercise price of $0.01 per share, and class B warrants to purchase 40,276,000 shares of our common stock at $0.225 per share (the “Class B Warrants”). The pre-funded warrants, which were exercised for common stock in October 2019, were issued in lieu of common stock in order to ensure the investor did not exceed certain beneficial ownership limitations. The Class B Warrants are immediately exercisable and will expire in October 2024. The Class B Warrant agreement contains a provision where the warrant holder has the option to receive cash equal to the Black Scholes fair value of the remaining unexercised portion of the Class B Warrant only in the event that there is a fundamental transaction approved by the Board (contractually defined to include various merger, acquisition or stock transfer activities). The Class B Warrants issued in connection with the October 2019 public offering were classified as equity.

August 2019 Offering

In August 2019, we completed an offering with a single accredited institutional investor pursuant to which we issued 1,480,000 shares of our common stock and pre-funded warrants to purchase 1,372,314 shares of our common stock with an exercise price of $0.01 per share in a registered direct offering and the Placement Warrants to purchase 2,852,314 shares of our common stock with an exercise price of $1.07 per share in a concurrent private placement. The pre-funded warrants, which were exercised for common stock in September 2019, were issued in lieu of common stock in order to ensure the investor did not exceed certain beneficial ownership limitations. The Placement Warrants became exercisable in February 2020 and will expire in February 2025. The Placement Warrants contain a provision where the warrant holder has the option to receive cash, equal to the Black Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). The Placement Warrants are classified as a liability (see Note 6).

At-the-Market Offering (the “ATM”)

In April 2019, we implemented the ATM for the sale of up to $8.6 million of our common stock. During the year ended December 31, 2019, we issued a total of 329,656 shares of our common stock at a weighted-average price of $1.60 per share for total net proceeds of approximately $0.5 million under the ATM. In August 2019, we reduced the dollar amount that can be sold under ATM to $4.0 million.

TITAN PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

September 2018 Public Offering

In September 2018, we entered into an underwriting agreement with A.G.P./Alliance Global Partners, as representative (the “Representative”) of the underwriters (the “Underwriters”) pursuant to which we sold to the Underwriters in a public offering an aggregate of (i) 850,000 Class A Units at a public offering price of $1.50 per unit, with each unit consisting of one share of common stock and a Warrant to purchase one share of common stock, and (ii) 8,225 Class B Units at a public offering price of $1,000 per unit, with each unit consisting of one share of Series A Convertible Preferred Stock (the “Preferred Shares”) and Warrants to purchase 667 shares of common stock. The Warrants have an exercise price of $1.50 and expire five years from the date of issuance. The Preferred Shares, which were fully converted into 5,483,334 shares of common stock during the year ended December 31, 2018, included a beneficial ownership blocker but had no dividend rights (except to the extent that dividends were also paid on the common stock), liquidation preference or other preferences over common stock, and had no voting rights. The warrants in connection with the September 2018 Public Offering were classified as equity.

In connection with the September 2018 Public Offering, the Underwriters exercised their option to purchase 950,000 additional Warrants at a price of $0.06 per warrant and exercised the over-allotment option to purchase 950,000 shares of our common stock at $1.44 per share. Additionally, warrants to purchase an aggregate of 2,178,484 shares of common stock associated with the September 2018 Public Offering were exercised, resulting in proceeds to us of approximately $3.3 million. We also agreed to issue to the Representative and its designees warrants to purchase an aggregate of 253,334 shares of common stock at an exercise price of $1.68 per share.

As of December 31, 2019, the following warrants to purchase shares of our common stock were outstanding (in thousands, except per share price):

Date Issued	Expiration Date	Exercise Price	Outstanding
10/08/2014	10/08/2020	$19.80	141
07/27/2017	07/27/2024	$1.50	367
03/21/2018	03/21/2025	$7.20	7
03/21/2018	03/21/2025	$7.20	90
09/25/2018	09/25/2023	$0.60	4,632
09/25/2018	09/25/2023	$1.68	253
08/09/2019	02/09/2025	$1.07	2,852
10/18/2019	10/18/2024	$0.23	40,276
			48,618

Shares Reserved for Future Issuance

As of December 31, 2019, shares of common stock reserved by us for future issuance consisted of the following (in thousands):

Stock options outstanding	1,191
Shares issuable upon the exercise of warrants	48,618
49,809

9.	Stock Plans

In August 2015, our stockholders approved the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”). The 2015 Plan, as subsequently amended, authorized a total of 1,666,667 shares of our common stock for issuance to employees, directors, officers, consultants and advisors. As of December 31, 2019, options to purchase 577,879 shares of our common stock were available for grant and 1,088,788 shares of our common stock outstanding under the 2015 Plan.

In February 2014, our Board adopted the 2014 Incentive Plan (the “2014 Plan”), pursuant to which 75,758 shares of our common stock were authorized for issuance to employees, directors, officers, consultants and advisors. The 2014 Plan was terminated upon the approval of the 2015 Plan. As of December 31, 2019, options to purchase 41,345 shares of our common stock were outstanding under the 2014 Plan.

In July 2002, we adopted the 2002 Stock Incentive Plan (the “2002 Plan”). The 2002 Plan, as amended in 2005, authorized a total of approximately 217,000 shares of our common stock for issuance to employees, officers, directors, consultants, and advisers. The exercise prices of options granted under the 2002 Plan were 100% of the fair market value of our common stock on the date of grant. The 2002 Plan expired by its terms in July 2012. As of December 31, 2019, options to purchase an aggregate of 49,344 shares of our common stock were outstanding under the 2002 Plan.

TITAN PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

In August 2001, we adopted the 2001 Employee Non-Qualified Stock Option Plan (the “2001 NQ Plan”) pursuant to which 53,031 shares of common stock were authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan. The exercise prices of options granted under the 2001 NQ Plan were 100% of the fair market value of our common stock on the date of grant. The 2001 Stock Option Plan expired by its terms in August 2011. As of December 31, 2019, options to purchase an aggregate of 12,246 shares of our common stock were outstanding under the 2001 NQ Plan.

In January 2019, our stockholders approved a repricing of 122,115 fully-vested stock options with exercise prices in excess of $21.00 held by employees and consultants other than the named executive officers or members of the Board. The effected options were repriced at $1.55. As a result of the repricing of these stock options, we incurred a total of approximately $81,000 of additional stock-based compensation expense during the year ended December 31, 2019, of which approximately $54,000 was recorded within research and development and approximately $27,000 within selling, general and administrative in our statement of operations and comprehensive loss.

The following table summarizes option activity for the year ended December 31, 2019:

	Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	665	$17.94	6.44	$4
Granted	854	1.64
Cancelled/expired	(327)	18.06
Outstanding at December 31, 2019	1,192	$6.23	7.85	$—
Exercisable at December 31, 2019	738	$9.05	6.98	$—

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the stock-based compensation expense:

	Years Ended December 31,
	2019	2018
Weighted-average risk-free interest rate	2.21%	2.84%
Expected dividend payments	—	—
Expected holding period (years)(1)	5.41	6.39
Weighted-average volatility factor(2)	0.94	0.88
Estimated forfeiture rates for options granted	21%	26%

(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.

(2)	Weighted average volatility is based on the historical volatility of our common stock.

(3)	Estimated forfeiture rates are based on historical data.

Based upon the above methodology, the weighted-average fair value of options and awards granted during the years ended December 31, 2019 and 2018 was $1.64 and $3.21, respectively.

TITAN PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

The following table summarizes the stock-based compensation expense (in thousands):

	Years Ended December 31,
	2019	2018
Research and development	$91	$575
General and administrative	481	982
Total stock-based compensation expenses	$572	$1,557

As of December 31, 2019, there was approximately $0.3 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 1.5 years.

10.	Income Taxes

As of December 31, 2019, we had federal net operating loss carryforwards of approximately $244.8 million that expire at various dates through 2037 and approximately $23.5 million which do not expire but are subject to 80% taxable income limitations. As of December 31, 2019, we had federal research and development tax credits of approximately $8.5 million that expire at various dates through 2039. We also had net operating loss carryforwards for California income tax purposes of approximately $108.2 million that expire at various dates through 2039 and state research and development tax credits of approximately $9.1 million which do not expire.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and credit carryforwards. Significant components of our deferred tax assets are as follows (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$63,910	$62,863
Research credit carryforwards	15,683	15,886
Other, net	1,303	1,321
Total deferred tax assets	80,896	80,070
Deferred tax liabilities:
Other, net	(84)	—
Total deferred tax liabilities	(84)	—
Valuation allowance	(80,812)	(80,070)
Net deferred tax assets	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our recent history of operating losses, our management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $0.7 million during 2019 and increased by approximately $0.2 million during 2018.

The provision for income taxes consists of state minimum taxes due. The effective tax rate of our provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands):

	Years Ended December 31,
	2019	2018
Computed at 21%	$(3,451)	$(1,879)
State taxes	(146)	(167)
Change in valuation allowance	768	197
Other	56	121
Revaluation of warrant liability	(238)	(30)
Research and development credits	(54)	144
Tax attributes expirations	2,698	975
Impact of IRC 162m	367	639
Total	$—	$—

We had no unrecognized tax benefits or any amounts accrued for interest and penalties for the three years ended December 31, 2019. Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense. We do not expect the amount of unrecognized tax benefits will materially change in the next twelve months.

TITAN PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS - Continued

We file tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to the U.S. federal and state income tax examination by tax authorities for such years 2000 through 2019, due to net operating losses that are being carried forward for tax purposes.

11.	Subsequent Events

In January 2020, we completed a registered direct offering with several institutional investors pursuant to which we issued 8,700,000 shares of our common stock and warrants to purchase 8,700,000 shares of our common stock with an exercise price of $0.25 per share in a concurrent private placement. The private placement warrants will become exercisable in July 2020 and will expire in July 2025. As a result, we received net cash proceeds of approximately $1.9 million, after deduction of underwriting fees and other offering expenses.

During January, February and March 2020, we received approximately $6.2 million in cumulative net cash proceeds from the exercise of outstanding warrants to purchase 27,388,464 shares of our common stock.

In March 2020, we amended certain outstanding warrants to purchase an aggregate of 11,552,314 shares of common stock to modify the provision requiring derivative liability treatment and qualify them for equity treatment.

As a result of the aforementioned receipt of proceeds and warrant amendments and an estimate of revenues and expenses from January 1, 2020 through March 16, 2020, we reported our belief that at March 16, 2020 we had stockholders’ equity of approximately $5.3 million.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the year ended December 31, 2020.

12. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amount)
Year ended December 31, 2019
Total revenue	$945	$502	$947	$1,217
Net loss	$(4,517)	$(5,197)	$(2,803)	$(3,941)
Basic net loss per share	$(0.34)	$(0.38)	$(0.18)	$(0.08)
Diluted net loss per share	$(0.34)	$(0.38)	$(0.18)	$(0.08)

Year ended December 31, 2018
Total revenue	$1,064	$2,668	$1,650	$1,236
Net loss	$(2,605)	$(869)	$(2,330)	$(3,504)
Basic net loss per share	$(0.74)	$(0.25)	$(0.64)	$(0.29)
Diluted net loss per share	$(0.74)	$(0.25)	$(0.68)	$(0.29)

(b)     Exhibits

No.	Description

1.1	Underwriting Agreement between Titan Pharmaceuticals, Inc. and Maxim Group LLC (28)
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended (5)
3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation dated September 24, 2015 (14)
3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation dated January 23, 2019 (26)
3.2	By-laws of the Registrant (1)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (25)
4.1	Form of 2014 Class A Warrant(13)
4.3	Form of 2014 Underwriter Warrant (13)
4.4	Form of Lender Warrant (18)
4.5	Form of Rights Agreement Warrant (20)
4.6	Warrant Agency Agreement between Titan Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company and Form of Offering Warrant (25)
4.7	Representative’s Purchase Warrant (25)
4.8	Form of August 2019 Private Placement Warrant (27)
4.9	Form of August 2019 Pre-Funded Warrant (27)
4.10	Class B Warrant Agency Agreement dated October 16, 2019 between Titan Pharmaceuticals, Inc. and Maxim Group LLC Form of January 2020 Private Placement Warrant (28)
4.11	Form of January 2020 Private Placement Warrant (29)
4.12	Form of March 3, 2020 Warrant Amendment Agreement
4.13	Description of the Registrant’s Common Stock
10.1	2001 Non-Qualified Employee Stock Option Plan (2)
10.2	2002 Stock Option Plan (3)
10.3	Lease for the Registrant’s facilities, amended as of October 1, 2004 (4)
10.4	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009 (5)
10.5	Amendment to lease for Registrant’s facilities dated June 15, 2010 (6)
10.6±	License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl, dated December 14, 2012 (8)
10.7	Amendment dated May 28, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl (9)
10.8	Second Amendment dated July 2, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl (10)
10.9	Third Amendment dated November 12, 2013 to License Agreement by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals Sprl(11)
10.10	Titan Pharmaceuticals, Inc. 2014 Incentive Plan (12)
10.11	Titan Pharmaceuticals, Inc. Third Amended and Restated 2015 Omnibus Equity Incentive Plan(26)
10.12	Controlled Equity Offering SM Sales Agreement, dated September 1, 2016, between Titan Pharmaceuticals, Inc. and Cantor Fitzgerald & Co. (16)
10.13	Employment Agreement between Titan Pharmaceuticals, Inc.and Sunil Bhonsle (17)
10.14	Employment Agreement between Titan Pharmaceuticals, Inc. and Marc Rubin (17)
10.15	Venture Loan and Security Agreement, dated July 27, 2017, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation (18)
10.16	Amendment of Venture Loan and Security Agreement, dated February 2, 2018, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation (19)
10.17	Amended and Restated Venture Loan and Security Agreement, dated March 21, 2018, by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (20)
10.18±	Asset Purchase, Supply and Support Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (20)
10.19	Rights Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (20)
10.20±	Termination and Transition Services Agreement dated May 25, 2018 by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals, Inc. (21)
10.21±	Amendment to Asset Purchase, Supply and Support Agreement dated August 3, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A (22)
10.22±	Distribution and Sublicense Agreement dated February 1, 2016 as amended by agreement dated August 2, 2018 between Titan Pharmaceuticals, Inc. and Knight Therapeutics Inc. (23)
10.23	Amendment to lease for Registrant’s facility dated March 21, 2016 (23)

10.24	Unsecured Convertible Loan Agreement dated September 18, 2018 (24)
10.25	Employment Agreement between the Registrant and Katherine Beebe DeVarney (30)
10.26	Employment Agreement between the Registrant and Dane Hallberg (30)
10.27	Securities Purchase Agreement, dated August 7, 2019, by and between Titan Pharmaceuticals, Inc. and the investors named therein (27)
10.28	Securities Purchase Agreement, dated January 7, 2020, by and between Titan Pharmaceuticals, Inc. and the investors named therein (29)
10.29	Placement Agency Agreement, dated August 7, 2019, by and between Titan Pharmaceuticals, Inc. and Maxim Group LLC (27)
10.30	Placement Agency Agreement, dated January 7, 2020, by and between Titan Pharmaceuticals, Inc. and Maxim Group LLC (29)
10.31	Amendment dated September 10, 2019 to Amended and Restated Venture Loan and Security Agreement, dated March 21, 2018, by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (31)
10.32±	Amendment No. 2 dated September 10, 2019 to Asset Purchase, Supply and Support Agreement by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (31)
10.33	Amendment No. 2 dated March 12, 2020 to Amended and Restated Venture Loan and Security Agreement, dated March 21, 2018, by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A.
23.1	Consent of OUM & Co., LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

±	Confidential treatment has been granted as to certain portions of this exhibit.
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-221126).
(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(5)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 filed on January 14, 2010.
(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 10, 2012.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on February 28, 2013.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 29, 2013.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 5, 2013.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 13, 2013.
(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.
(13)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A dated September 30, 2014.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 28, 2015.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 3, 2016.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 1, 2016.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 3, 2019.
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 27, 2017.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 7, 2018.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 26, 2018.
(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 30, 2018.
(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 3, 2018.
(23)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018.
(24)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 20, 2018.
(25)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 25, 2018.
(26)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 25, 2019.
(27)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 8, 2019.
(28)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated October 18, 2019.
(29)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 7, 2020.
(30)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated April 1, 2019.
(31)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 dated September 12, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2020	TITAN PHARMACEUTICALS, INC.

	By:	/s/ Sunil Bhonsle
	Name:	Sunil Bhonsle
	Title:	President and Chief Executive Officer (Principal Executive and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Rubin, M.D.	Executive Chairman	March 30, 2020
Marc Rubin, M.D.

/s/ Sunil Bhonsle	President, Chief Executive Officer and Director	March 30, 2020
Sunil Bhonsle	(principal executive officer and principal financial officer)

/s/ Joseph A. Akers	Director	March 30, 2020
Joseph A. Akers

/s/ M. David MacFarlane, Ph.D.	Director	March 30, 2020
M. David MacFarlane, Ph.D.

/s/ James R. McNab, Jr.	Director	March 30, 2020
James R. McNab, Jr.

/s/ Scott A. Smith	Director	March 30, 2020
Scott A. Smith

/s/ Katherine Beebe DeVarney	Director	March 30, 2020
Katherine Beebe DeVarney

/s/ Brian E. Crowley	Vice President, Finance	March 30, 2020
Brian E. Crowley	(principal accounting officer)