Form 10-Q
period 2020-03-31
TITAN PHARMACEUTICALS INC
filed 2020-05-15
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	TTNP	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2020
Common Stock, par value $0.001	95,660,355

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2020	December 31, 2019
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$8,038	$5,223
Receivables	1,551	993
Inventory	1,064	998
Prepaid expenses and other current assets	1,493	1,094
Total current assets	12,146	8,308
Property and equipment, net	780	817
Operating lease right-of-use asset	336	397
Total assets	$13,262	$9,522

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,332	$1,401
Accrued clinical trials expenses	440	309
Accrued sales allowances	201	809
Other accrued liabilities	1,488	809
Operating lease liability, current	282	272
Current portion of long-term debt	667	—
Total current liabilities	4,410	3,600
Operating lease liability, non-current	76	150
Long-term debt	3,500	4,019
Warrant liability	—	320
Total liabilities	7,986	8,089

Stockholders’ equity:
Common stock, at amounts paid-in	93	57
Additional paid-in capital	359,804	350,413
Accumulated deficit	(354,621)	(349,037)
Total stockholders’ equity	5,276	1,433
Total liabilities and stockholders’ equity	$13,262	$9,522

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amount)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
License revenue	$—	$313
Product revenue	210	317
Grant revenue	1,126	315
Total revenues	1,336	945
Operating expenses:
Cost of goods sold	171	304
Research and development	2,277	1,844
Selling, general and administrative	3,114	3,082
Total operating expenses	5,562	5,230
Loss from operations	(4,226)	(4,285)
Other expense:
Interest expense, net	(222)	(246)
Non-cash loss on changes in the fair value of warrants	(923)	—
Other income (expense), net	(213)	14
Other expense, net	(1,358)	(232)
Net loss and comprehensive loss	$(5,584)	$(4,517)
Basic and diluted net loss per common share	$(0.07)	$(0.34)
Weighted average shares used in computing basic and diluted net loss per common share	82,641	13,217

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2019	57,379	$57	$350,413	$(349,037)	$1,433
Net loss	—	—	—	(5,584)	(5,584)
Issuance of common stock, net	8,700	9	443	—	452
Issuance of common stock upon exercises of warrants	27,388	27	6,135	—	6,162
Reclassification of warrants from liability	—	—	2,897	—	2,897
Stock-based compensation	—	—	(84)	—	(84)
Balances at March 31, 2020	93,467	$93	$359,804	$(354,621)	$5,276

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2018	13,010	$13	$339,397	$(332,579)	$6,831
Net loss	—	—	—	(4,517)	(4,517)
Issuance of common stock upon exercises of warrants, net	404	—	605	—	605
Stock-based compensation	—	—	136	—	136
Balances at March 31, 2019	13,414	$13	$340,138	$(337,096)	$3,055

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,584)	$(4,517)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	62	60
Non-cash interest expense	148	169
Non-cash loss on changes in fair value of warrants	923	—
Stock-based compensation	(84)	136
Finance costs attributable to issuance of warrants	211	—
Changes in operating assets and liabilities:
Receivables	(558)	(315)
Inventory	(66)	16
Contract assets	—	99
Prepaid expenses and other assets	(399)	(335)
Accounts payable	(64)	(326)
Accrued sales allowances	(608)	887
Other accrued liabilities	810	145
Deferred revenue	—	(313)
Other	(3)	(14)
Net cash used in operating activities	(5,212)	(4,308)

Cash flows from investing activities:
Purchases of property and equipment	(30)	(44)
Net cash used in investing activities	(30)	(44)

Cash flows from financing activities:
Net proceeds from equity offering	1,895	—
Net proceeds from the exercises of common stock warrants	6,162	605
Net cash provided by financing activities	8,057	605

Net decrease in cash and cash equivalents	2,815	(3,747)
Cash and cash equivalents at beginning of period	5,223	9,656
Cash and cash equivalents at end of period	$8,038	$5,909
Supplemental disclosure of cash flow information:
Interest paid	$102	$109
Purchases of property and equipment included in accounts payable	$6	$3

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

 NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Summary of Significant Accounting Policies

The Company

We are a pharmaceutical company developing therapeutics utilizing our proprietary long-term drug delivery platform, ProNeuraTM, for the treatment of select chronic diseases for which steady state delivery of a drug provides an efficacy and/or safety benefit. We have transitioned to a commercial stage enterprise following the reacquisition of Probuphine® (buprenorphine) implant, or Probuphine, in May 2018 from our former licensee. Probuphine is the first product based on our ProNeura technology approved in the U.S., Canada and the European Union, or EU, for the maintenance treatment of opioid use disorder, or OUD, in select patients. We operate in only one business segment, the development and commercialization of pharmaceutical products.

Basis of Presentation

 The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any future interim periods.

The balance sheet at December 31, 2019 is derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”).

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying condensed financial statements have been prepared assuming we will continue as a going concern.

At March 31, 2020, we had cash and cash equivalents of $8.0 million, which we believe, together with our Paycheck Protection Program loan and the subsequent exercise of warrants, is sufficient to fund our planned operations through the third quarter of 2020. We will require additional funds to finance our operations beyond such period. We are exploring several financing alternatives; however, there can be no assurance that our efforts to obtain the funding required to continue our operations will be successful.

 Going concern assessment

We assess going concern uncertainty in our condensed financial statements to determine if we have sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the condensed financial statements are issued or available to be issued, which is referred to as the “look-forward period” as defined by Accounting Standard Update (“ASU”) No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and its ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable those implementations can be achieved and we have the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15.

TITAN PHARMACEUTICALS, INC.

 NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

Based upon the above assessment, we concluded that, at the date of filing the condensed financial statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2020, we did not have sufficient cash to fund our operations for the next 12 months without securing additional funds and, therefore, there is substantial doubt about our ability to continue as a going concern within 12 months after the date the condensed financial statements were issued. Additionally, we have suffered recurring losses from operations and have an accumulated deficit that raises substantial doubt about our ability to continue as a going concern.

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

	As of
	March 31, 2020	December 31, 2019
Raw materials and supplies	545	563
Finished goods	519	435
	$1,064	$998

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

Net Product Revenue

We recognize revenue from product sales when control of the product transfers, generally upon shipment or delivery, to our customers, which include distributors. As customary in the pharmaceutical industry, our gross product revenue is subject to a variety of deductions in the forms of variable consideration, such as rebates, chargebacks, returns and discounts, in arriving at reported net product revenue. This variable consideration is estimated using the most-likely amount method, which is the single most-likely outcome under a contract and is typically at stated contractual rates. The actual outcome of this variable consideration may materially differ from our estimates. From time to time, we will adjust our estimates of this variable consideration when trends or significant events indicate that a change in estimate is appropriate to reflect the actual experience. Additionally, we will continue to assess the estimates of our variable consideration as we continue to accumulate additional historical data. Changes in the estimates of our variable consideration could materially affect our condensed financial statements.

TITAN PHARMACEUTICALS, INC.

 NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

Returns – Consistent with the provisions of ASC 606, we estimate returns at the inception of each transaction, based on multiple considerations, including historical sales, historical experience of actual customer returns, levels of inventory in our distribution channel, expiration dates of purchased products and significant market changes which may impact future expected returns to the extent that we would not reverse any receivables, revenues, or contract assets already recognized under the agreement. To date, we entered into agreements with various large national specialty pharmacies with a distribution channel different from that of our existing customers and, therefore, the related reserves have unique considerations. We will continue to evaluate the activities with these specialty pharmacies during upcoming quarters and will update the related reserves accordingly.

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

The following table provides a summary of activity with respect to our product returns and discounts and rebates, which are included on our balance sheets within accrued sales allowances, and allowance for doubtful accounts, which are included on our balance sheets within receivables (in thousands):

	Accrued Sales Allowances
	Product Return Allowance	Discounts and Rebates Allowance	Total	Allowance for Doubtful Accounts
Balance at December 31, 2019	$721	$88	$809	$63
Provision	15	14	29	7
Payments/credits	(558)	(79)	(637)	(7)
Balance at March 31, 2020	$178	$23	$201	$63

During the three months ended March 31, 2020, we received customer returns of approximately $0.5 million that had been reserved for previously.

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

TITAN PHARMACEUTICALS, INC.

 NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

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

TITAN PHARMACEUTICALS, INC.

 NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842), to enhance the transparency and comparability of financial reporting related to leasing arrangements.

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

The following table presents maturities of our operating lease:

2020	$232
2021	155
Total minimum lease payments (base rent)	387
Less: imputed interest	(29)
Total operating lease liabilities	$358

Recent Accounting Pronouncements

Accounting Standards Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB's disclosure framework project. We adopted ASU 2018-13 effective January 1, 2020 with no material impact to our financial statements and related disclosures.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides companies with optional guidance, including expedients and exceptions for applying generally accepted accounting principles to contracts and other transactions affected by reference rate reform, such as the London Interbank Offered Rate (LIBOR). This new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are evaluating the effects that the adoption of this guidance will have on our disclosures.

Subsequent Events

We have evaluated events that have occurred after March 31, 2020 and through the date that our condensed financial statements are issued. See Note 8. “Subsequent Events.”

TITAN PHARMACEUTICALS, INC.

 NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

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

At March 31, 2020 and December 31, 2019, the fair value of our investments in money market funds were approximately $7.9 million and approximately $4.9 million, respectively, which are included within our cash and cash equivalents in our condensed balance sheets.

2.	Stock Plans

The following table summarizes option activity:

	Options (in thousands)	Weighted Average Exercise Price per share	Weighted Average Remaining Option Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	1,192	$6.23	7.9	$—
Granted	—	—
Forfeited or expired	(288)	1.71
Outstanding at March 31, 2020	904	$7.67	7.2	$—
Exercisable at March 31, 2020	748	$8.95	6.8	$—

No options to purchase common shares were granted during the three month periods ended March 31, 2020.

The following table summarizes the stock-based compensation expense recorded for awards under our stock option plans (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$—	$77
Selling, general and administrative	(84)	59
Total stock-based compensation expense	$(84)	$136

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the fair value of our stock options:

	Three Months Ended March 31,
	2020	2019
Weighted-average risk-free interest rate	—%	2.58%
Expected dividend payments	—	—
Expected holding period (years)(1)	—	6.3
Weighted-average volatility factor(2)	—	0.91
Estimated forfeiture rates for options granted(3)	—%	25%

____________________

(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.
(2)	Weighted average volatility is based on the historical volatility of our common stock.
(3)	Estimated forfeiture rates are based on historical data.

TITAN PHARMACEUTICALS, INC.

 NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

As of March 31, 2020, there was approximately $0.1 million of total unrecognized compensation expense related to non-vested stock options. This expense was expected to be recognized over a weighted-average period of approximately 1.8 years.

3.	Net Loss Per Share

The table below presents common shares underlying stock options, warrants and convertible loans that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect:

	Three months ended March 31,
(in thousands)	2020	2019
Weighted-average anti-dilutive common shares resulting from options	991	476
Weighted-average anti-dilutive common shares resulting from warrants	8,342	1,115
Weighted-average anti-dilutive common shares resulting from convertible loans	3,243	469
Total	12,576	2,060

4.	Molteni Purchase Agreement

On March 21, 2018, we entered into a purchase agreement (“Molteni Purchase Agreement”) with L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (“Molteni”) pursuant to which Molteni acquired the European intellectual property related to Probuphine, including the marketing authorization application under review by the European Medicines Agency (“EMA”), and gained the exclusive right to commercialize the Probuphine product supplied by us, to be marketed under the tradename Sixmo, in the EU, as well as certain countries of the Commonwealth of Independent States, the Middle East and North Africa (the “Molteni Territory”).

In connection with the Molteni Purchase Agreement, we received an initial payment of €2.0 million (approximately $2.4 million), of which approximately $1.0 million was allocated to the transfer of the intellectual property, which was recognized immediately, and approximately $1.4 million to our efforts towards the approval by the EMA by using the expected cost-plus approach to estimate the standalone selling price of and other regulatory bodies (“Titan Services”), which was recorded as deferred revenue and amortized as the performance obligations associated with the Titan Services being satisfied over time. Titan Services included employee-related expenses as well as other manufacturing, regulatory and clinical costs. During the three months ended March 31, 2019, we fully amortized our deferred revenue and recognized approximately $0.3 million of revenue associated with the completion of Titan Services.

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

In September 2019, we entered into an additional amendment to the Molteni Purchase Agreement, pursuant to which the percentage earn-out payments on net sales were reduced and payments of any earn-outs were delayed until the later of (i) January 1, 2021 or (ii) the one year anniversary of completion of compliance by our manufacturer with EU requirements (currently anticipated to occur during the second quarter of this year). The milestone payments under the Purchase Agreement remain unchanged.

TITAN PHARMACEUTICALS, INC.

 NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

5.	Debt Agreements

Horizon and Molteni Loans

In March 2018, we entered into an Amended and Restated Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”) and Molteni pursuant to which Horizon assigned approximately $2.4 million of the $4.0 million outstanding principal balance of its loan to us to Molteni and Molteni was appointed as the collateral agent and assumed majority and administrative control of the loan. Under the Loan Agreement, Molteni had the right to convert its portion of the debt into shares of our common stock at a conversion price of $7.20 per share and was required to effect this conversion of debt to equity upon completion of an equity financing meeting specified criteria. In connection with the Loan Agreement, we issued warrants to purchase an aggregate of 6,667 shares of our common stock with an exercise price per share of $7.20 to Horizon.

In September 2019, we entered into an amendment to the Loan Agreement pursuant to which the interest-only payment and forbearance periods were extended by one year to December 31, 2020 and the maturity date was extended by one year to June 1, 2022. In connection with the amendment to the Loan Agreement, the final payments to the lenders were increased by an aggregate of approximately $0.3 million (exclusive of a restructuring fee payable to Horizon) and the conversion provisions related to Molteni’s portion of the loan amount were revised to eliminate the mandatory conversion feature, to reduce the conversion price to $0.225 and to cap the number of shares issuable upon conversion to 3,422,777, with any balance repayable in cash.

In accordance with ASC 470, the amendment to the loan from Molteni is accounted for under debt extinguishment accounting, which required us to extinguish the carrying amount of the loan prior to the amendment and reacquire the loan after the amendment. As a result, during the three months ended September 30, 2019, we recorded approximately $0.3 million gain on debt extinguishment related to the write-off of the balance of the accreted final payment of the loan. The modification to the loan from Horizon did not constitute debt extinguishment and, therefore, did not have any impact to our condensed financial statements.

Repayment of the loans is on an interest-only basis, followed by monthly payments of principal and accrued interest for the balance of the 46-month term. The loans bear interest at a floating coupon rate of one-month LIBOR (floor of 1.10%) plus 8.40%. A final payment equal to 5.0% of each loan tranche will be due on the scheduled maturity date for such loan. In addition, if we repay all or a portion of the loan prior to the applicable maturity date, we will pay Horizon and Molteni prepayment penalty fees.

Debt discount associated with the Horizon and Molteni Loans was approximately $0.3 million as of both March 31, 2020 and December 31, 2019.

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

Our common stock outstanding as of March 31, 2020 and December 31, 2019 was 93,467,258 shares and 57,378,794 shares, respectively.

January 2020 Offering

In January 2020, we completed a financing with several institutional investors pursuant to which we issued 8,700,000 shares of our common stock in a registered direct offering and warrants to purchase 8,700,000 shares of our common stock with an exercise price of $0.25 per share in a concurrent private placement (the “January 2020 Warrants”) pursuant to which we received net cash proceeds of approximately $1.9 million, after deduction of underwriting fees and other offering expenses. The January 2020 Warrants become exercisable in July 2020 and expire in July 2025, however, the shares of common stock issuable upon exercise of the January 2020 Warrants have not been reserved and, accordingly, such warrants are not exercisable unless and until we receive stockholder approval of either a reverse stock split or an increase in our authorized shares of common stock. During the three months ended March 31, 2020, financing costs of $211,000 allocated to the January 2020 warrant liability were expensed and included in other income (expense) in the Statements of Operations and Comprehensive Loss.

TITAN PHARMACEUTICALS, INC.

 NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

Common Stock Warrants

During the three months ended March 31, 2020, we received an aggregate of approximately $6.2 million in cash proceeds from the exercises of warrants to purchase 27,388,464 shares of our common stock.

7.	Warrant Liabilities

On March 3, 2020, we amended certain outstanding warrants to purchase an aggregate of 11,552,314 shares of common stock, including the January 2020 Warrants and warrants we issued in connection with a financing in August 2019 (the “August 2019 Warrants”), to modify certain provisions that had required them to be previously classified as liabilities and to enable them to now be classified as equity under the relevant accounting standards. As a result, during the three months ended March 31, 2020, we reclassified the fair value of the warrants on the date of the amendment from warrant liabilities to additional paid-in capital in the balance sheet and recognized a non-cash loss on changes in the fair value of warrants in the statement of operations and comprehensive loss.

The following table provides a roll forward of the fair value of our warrant liabilities, the fair value of which was determined by level 3 inputs for the three months ended March 31, 2020 (in thousands):

Fair value, December 31, 2019	$320
Issuance of the January 2020 Warrants	1,654
Change in fair value(1)	923
Reclassification of warrants to additional paid-in capital	(2,897)
Fair value, March 31, 2020	$—

 ____________________

(1)	Recognized as non-cash loss on changes in fair value of warrants in the statement of operations and comprehensive loss.

The warrant liability associated with the January 2020 Warrants was classified within level 3 of the fair value hierarchy. The following table presents the weighted-average key assumptions used to calculate the fair value of the January 2020 Warrants:

	As of
	March 3, 2020	January 7, 2020
Expected volatility	124%	121%
Risk-free interest rate	0.8%	1.6%
Dividend yield	—	—
Expected term (in years)	4.9	5.0
Weighted-average fair value per share warrant	$0.26	$0.19

   The warrant liability associated with the August 2019 Warrants was classified within level 3 of the fair value hierarchy. The following table presents the weighted-average key assumptions used to calculate the fair value of the August 2019 Warrants:

	As of
	March 3, 2020	December 31, 2019
Expected volatility	124%	125%
Risk-free interest rate	0.8%	1.7%
Dividend yield	—	—
Expected term (in years)	4.5	4.6
Weighted-average fair value per share warrant	$0.21	$0.11

TITAN PHARMACEUTICALS, INC.

 NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued

(unaudited)

8.	Subsequent Events

On April 20, 2020, we received an approximately $0.7 million loan (“PPP Loan”) pursuant to the Paycheck Protection Program of the CARES Act.

In May 2020, we received an aggregate of approximately $0.5 million in cash proceeds from the exercises of warrants to purchase 2,193,097 shares of our common stock.

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

Overview

We are a pharmaceutical company developing therapeutics utilizing our proprietary long-term drug delivery platform, ProNeura™, for the treatment of select chronic diseases for which steady state delivery of a drug provides an efficacy and/or safety benefit. During 2019, we transitioned to a commercial stage enterprise following the reacquisition of Probuphine in May 2018 from our former licensee. Probuphine is the first product based on our ProNeura technology approved in the U.S., Canada and EU for the maintenance treatment of opioid use disorder in clinically stable patients taking 8 mg or less a day of oral buprenorphine. ProNeura consists of a small, solid rod made from a mixture of EVA and a drug substance. The resulting product is a solid matrix that is placed subdermally, normally in the inside part of the upper arm, in a short physician office-based outpatient procedure performed by a trained health care provider, or HCP, and is removed in a similar manner at the end of the treatment period. Once implanted, the drug substance is released continuously through the process of diffusion-controlled dissolution, reaching a stable blood level of the selected drug in two to four weeks and maintaining it thereafter for several months, thereby avoiding the fluctuating peak and trough levels of oral dosing that often pose problems in certain disease settings, including OUD.

Since the reacquisition of Probuphine, we have been implementing our plan aimed at building the foundation to support an effective U.S. product relaunch, including the establishment of a small experienced commercial team to target select OUD market segments best suited for Probuphine and the engagement of new strategic partners in the product order and distribution process. With our limited resources, we have made important progress in identifying and addressing some of the challenges associated with the initial product launch by our former licensee, including expanding access to treatment, educating and supporting the health care provider and patient communities, and improving the product order and distribution process through establishment of new relationships with specialty pharmacies and a central patient services hub. While we have continued to experience challenges to product adoption that has hampered sales growth, we have learned much about the target OUD treatment programs best suited for use of Probuphine. Key factors we believe will positively impact results include proper selection of health care providers whom we can assist in identifying those of their existing patients who meet the criteria for Probuphine treatment; selecting clinics with staff experienced in managing third party payer coverage plans that require prior authorization due to the subdermal insertion procedure, or, for those that don’t, providing adequate staff educational support; targeting HCPs for whom the current procedure reimbursement is adequate; and the rollout of education programs to help caregivers and patients understand the benefits of long acting medication like Probuphine.

Following a capital raise in October 2019, we began expansion of our commercial team with experienced pharmaceutical sales leadership and now have 10 territory sales professionals who are being supported by four equally qualified and experienced medical science liaisons within our Medical Affairs team. Unfortunately, the emergence of the COVID-19 pandemic during the latter half of the past quarter and the resulting restrictions on travel and social distancing rules that have minimized personal physician/patient interaction except in emergencies, has hindered the effectiveness of the commercial team. We have shifted our focus and our limited resources during this period to preparatory work using digital communication techniques to establish relationships with new health care providers and their staff, providing virtual communication tools for them to use with their patients and highlighting the potential benefits of Probuphine as a treatment modality in the increasing telemedicine environment. We have also established a social media presence in select geographies to increase awareness of Probuphine and enhance our share of voice in the medication assisted treatment space. Our goal is to establish strong relationships with the medical community and inform patients of the long acting treatment option with Probuphine, in order to increase the usage of Probuphine once the restrictions on mobility and medical businesses are relaxed. We believe that with sufficient capital resources, Probuphine has the potential to be an important weapon in the battle against OUD and provide health care providers, patients and their caregivers an important maintenance treatment option.

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

Results of Operations for the Three Months Ended March 31, 2020 and March 31, 2019

Revenues

	Three Months Ended March 31,
	2020	2019	Change

	(In thousands)
Revenues:
License revenue	$—	$313	$(313)
Product revenue	210	317	(107)
Grant revenue	1,126	315	811
Total revenues	$1,336	$945	$391

The increase in total revenues for the three months ended March 31, 2020 was primarily due to an increase in grant revenue, partially offset by decreases in license and product revenues. License revenue recognized for the three months ended March 31, 2019 was related to the amortization of deferred revenue associated with the sale of our European intellectual property rights to Molteni.

Operating Expenses

	Three Months Ended March 31,
	2020	2019	Change

Operating expenses:
Cost of goods sold	$171	$304	$(133)
Research and development	2,277	1,844	433
Selling, general and administrative	3,114	3,082	32
Total operating expenses	$5,562	$5,230	$332

Cost of goods sold reflects product costs and distribution expenses associated with sales of Probuphine product by us after reacquiring the commercialization rights in May 2018.

The increase in research and development costs was primarily associated with increased activities related to our NIDA grant and clinical trials. Other research and development expenses include internal operating costs such as research and development personnel-related expenses, non-clinical and clinical product development related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this document, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates. However, we anticipate that our research and development expenses will increase at such time as we are able to undertake the required Probuphine Phase 4 clinical studies and continue our current or any future ProNeura development programs to the extent these costs are not supported through grants or partners.

Selling, general and administrative expenses were essentially unchanged.

Other Expense, Net

	Three Months Ended March 31,
	2020	2019	Change

Other income (expense):
Interest expense, net	$(222)	$(246)	$24
Non-cash loss on changes in fair value of warrants	(923)	—	(923)
Other income (expense)	(213)	14	(227)
Total other expense, net	$(1,358)	$(232)	$(1,126)

The increase in other expense net for the three months ended March 31, 2020 was primarily due non-cash losses on changes in the fair value of our warrants and approximately $0.2 million in costs attributable to the issuance of warrants.

Net Loss and Net Loss per Share

Our net loss for the three-month period ended March 31, 2020 was approximately $5.6 million, or approximately $0.07 per share, compared to our net loss of approximately $4.5 million, or approximately $0.34 per share, for the comparable period in 2019.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At March 31, 2020, we had working capital of approximately $7.7 million compared to working capital of approximately $4.7 million at December 31, 2019.

In January 2020, we completed a financing with several institutional investors pursuant to which we issued 8,700,000 shares of our common stock in a registered direct offering and warrants to purchase 8,700,000 shares of our common stock with an exercise price of $0.25 per share in a concurrent private placement pursuant to which we received net cash proceeds of approximately $1.9 million, after deduction of underwriting fees and other offering expenses.

During the three months ended March 31, 2020, we received an aggregate of approximately $6.2 million in cash proceeds from the exercises of warrants to purchase 27,388,464 shares of our common stock.

On April 20, 2020, we received an approximately $0.7 million PPP Loan under the Paycheck Protection Program of the CARES Act.

In May 2020, we received an aggregate of approximately $0.5 million in cash proceeds from the exercises of warrants to purchase 2,193,097 shares of our common stock.

At March 31, 2020, we had cash and cash equivalents of $8.0 million, which we believe, together with the PPP Loan and the subsequent exercise of warrants, is sufficient to fund our planned operations through the third quarter of 2020. We will require additional funds to finance our operations beyond such period. We are exploring several financing alternatives; however, there can be no assurance that our efforts to obtain the funding required to continue our operations will be successful.

Sources and Uses of Cash

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	(5,212)	(4,308)
Net cash used in investing activities	(30)	(44)
Net cash provided by financing activities	8,057	605
Change in cash, cash equivalents and restricted cash	2,815	(3,747)

Net cash used in operating activities for the three months ended March 31, 2020 consisted primarily of our net loss of approximately $5.6 million and approximately $0.9 million related to net changes in operating assets and liabilities, partially offset by approximately $1.0 million of non-cash charges mainly related to non-cash losses on changes in fair value of warrants, interest expense, stock based compensation and depreciation and amortization and approximately $0.2 million in costs attributable to the issuance of warrants. Net cash used in operating activities for the three months ended March 31, 2019 consisted primarily of our net loss of approximately $4.5 million and approximately $0.2 million related to net changes in operating assets and liabilities, was partially offset by approximately $0.4 million of non-cash charges mainly related to interest expense, stock based compensation and depreciation and amortization. Uses of cash in operating activities were primarily to fund commercialization and administrative expenses.

Net cash used in investing activities was primarily related to purchases of equipment for both the three months ended March 31, 2020 and 2019.

Net cash provided by financing activities for the three months ended March 31, 2020 consisted of net cash proceeds from the January 2020 offering and exercises of warrants. Net cash provided by financing activities for the three months ended March 31, 2019 consisted of the exercises of warrants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 have not materially changed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our President and Chief Executive Officer, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2020, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We face risks related to health epidemics, such as the current COVID-19 global pandemic, that could adversely affect our operations or financial results.

The spread of COVID-19, the novel coronavirus, including restrictions on travel, “shelter in place” orders, and quarantine policies put into place by businesses and state and local governments to mitigate its transmission, may have a material adverse effect on our business. While the duration of the pandemic and its potential economic impact are difficult to predict, it already has caused significant disruption in the healthcare industry and is likely to have continuing impacts as it continues. The travel restrictions, “shelter in palace” orders, quarantine policies, and general concerns about the spread of COVID-19 have disrupted the delivery of healthcare to patients, for example making it more difficult for some patients to visit with their physician and obtain pharmaceutical prescriptions. Also, healthcare office staffing shortages may delay the administrative work, and particularly insurance-related documentation, needed to obtain reimbursement for Probuphine. In addition, the COVID-related policies, restrictions and concerns have and may continue to disrupt our sales and marketing efforts and REMS training activities, as well as the operations of the various parts of our supply and distribution chain. The ultimate impact of the COVID-19 pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, healthcare systems or the global economy as a whole. As the pandemic continues, it may result in a sustained economic downturn that could affect demand for and supply of our product, as well as our ability to access capital on reasonable terms, or at all, beyond the third quarter of this year. These factors could have a material adverse effect on our business, operating results and financial condition.

Item 6. Exhibits

 (b)     Exhibits

No.	Description

1.1	Underwriting Agreement between Titan Pharmaceuticals, Inc. and Maxim Group LLC (23)
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended (5)
3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation dated September 24, 2015 (9)
3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation dated January 23, 2019 (21)
3.2	By-laws of the Registrant (1)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (20)
4.1	Form of 2014 Class A Warrant (13)
4.3	Form of 2014 Underwriter Warrant (8)
4.4	Form of Lender Warrant (13)
4.5	Form of Rights Agreement Warrant (15)
4.6	Warrant Agency Agreement between Titan Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company and Form of Offering Warrant (20)
4.7	Representative’s Purchase Warrant (20)
4.8	Form of August 2019 Private Placement Warrant (22)
4.9	Form of August 2019 Pre-Funded Warrant (22)
4.10	Class B Warrant Agency Agreement dated October 16, 2019 between Titan Pharmaceuticals, Inc. and Maxim Group LLC Form of January 2020 Private Placement Warrant (23)
4.11	Form of January 2020 Private Placement Warrant (24)
4.12	Form of March 3, 2020 Warrant Amendment Agreement (27)

4.13	Description of the Registrant’s Common Stock (27)
10.1	2001 Non-Qualified Employee Stock Option Plan (2)
10.2	2002 Stock Option Plan (3)
10.3	Lease for the Registrant’s facilities, amended as of October 1, 2004 (4)
10.4	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009 (5)
10.5	Amendment to lease for Registrant’s facilities dated June 15, 2010 (6)
10.6	Titan Pharmaceuticals, Inc. 2014 Incentive Plan (7)
10.7	Titan Pharmaceuticals, Inc. Third Amended and Restated 2015 Omnibus Equity Incentive Plan(21)
10.8	Controlled Equity Offering SM Sales Agreement, dated September 1, 2016, between Titan Pharmaceuticals, Inc. and Cantor Fitzgerald & Co. (11)
10.9	Employment Agreement between Titan Pharmaceuticals, Inc.and Sunil Bhonsle (12)
10.10	Employment Agreement between Titan Pharmaceuticals, Inc. and Marc Rubin (12)
10.11	Venture Loan and Security Agreement, dated July 27, 2017, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation (13)
10.12	Amendment of Venture Loan and Security Agreement, dated February 2, 2018, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation (14)
10.13	Amended and Restated Venture Loan and Security Agreement, dated March 21, 2018, by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (15)
10.14±	Asset Purchase, Supply and Support Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (15)
10.15	Rights Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (15)
10.16±	Termination and Transition Services Agreement dated May 25, 2018 by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals, Inc. (16)
10.17±	Amendment to Asset Purchase, Supply and Support Agreement dated August 3, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A (17)
10.18±	Distribution and Sublicense Agreement dated February 1, 2016 as amended by agreement dated August 2, 2018 between Titan Pharmaceuticals, Inc. and Knight Therapeutics Inc. (18)
10.19	Amendment to lease for Registrant’s facility dated March 21, 2016 (18)
10.20	Unsecured Convertible Loan Agreement dated September 18, 2018 (19)
10.21	Employment Agreement between the Registrant and Katherine Beebe DeVarney (25)
10.22	Employment Agreement between the Registrant and Dane Hallberg (25)
10.23	Securities Purchase Agreement, dated August 7, 2019, by and between Titan Pharmaceuticals, Inc. and the investors named therein (22)
10.24	Securities Purchase Agreement, dated January 7, 2020, by and between Titan Pharmaceuticals, Inc. and the investors named therein (24)
10.25	Placement Agency Agreement, dated August 7, 2019, by and between Titan Pharmaceuticals, Inc. and Maxim Group LLC (22)
10.26	Placement Agency Agreement, dated January 7, 2020, by and between Titan Pharmaceuticals, Inc. and Maxim Group LLC (24)
10.27	Amendment dated September 10, 2019 to Amended and Restated Venture Loan and Security Agreement, dated March 21, 2018, by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (26)
10.28±	Amendment No. 2 dated September 10, 2019 to Asset Purchase, Supply and Support Agreement by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (26)
10.29	Amendment No. 2 dated March 12, 2020 to Amended and Restated Venture Loan and Security Agreement, dated March 21, 2018, by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (27)

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

±	Confidential treatment has been granted as to certain portions of this exhibit.
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-221126).
(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(5)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 filed on January 14, 2010.
(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.
(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A dated September 30, 2014.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 28, 2015.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 3, 2016.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 1, 2016.
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 3, 2019.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 27, 2017.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 7, 2018.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 26, 2018.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 30, 2018.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 3, 2018.
(18)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 20, 2018.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 25, 2018.
(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 25, 2019.
(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 8, 2019.
(23)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated October 18, 2019.
(24)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 7, 2020.
(25)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated April 1, 2019.
(26)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 dated September 12, 2019.
(27)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated March 30, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: May 15, 2020	By:	/s/ Sunil Bhonsle
	Name:	Sunil Bhonsle
	Title:	President and Chief Executive Officer (Principal Executive and Principal Financial Officer)

