Form 10-Q
period 2020-06-30
TITAN PHARMACEUTICALS INC
filed 2020-08-14
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	TTNP	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2020
Common Stock, par value $0.001	97,223,180

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2020	December 31, 2019
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$5,498	$5,223
Receivables	1,061	993
Inventory	969	998
Prepaid expenses and other current assets	1,162	1,094
Total current assets	8,690	8,308
Property and equipment, net	799	817
Operating lease right-of-use asset	273	397
Total assets	$9,762	$9,522

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,528	$1,401
Accrued clinical trials expenses	275	309
Accrued sales allowances	64	809
Other accrued liabilities	1,074	809
Operating lease liability, current	292	272
Current portion of long-term debt	1,624	—
Total current liabilities	4,857	3,600
Operating lease liability, non-current	—	150
Long-term debt	3,345	4,019
Warrant liability	—	320
Total liabilities	8,202	8,089

Stockholders’ equity:
Common stock, at amounts paid-in	97	57
Additional paid-in capital	360,725	350,413
Accumulated deficit	(359,262)	(349,037)
Total stockholders’ equity	1,560	1,433
Total liabilities and stockholders’ equity	$9,762	$9,522

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amount)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
License revenue	$6	$—	$6	$313
Product revenue	115	304	325	621
Grant revenue	1,204	198	2,330	513
Total revenues	1,325	502	2,661	1,447
Operating expenses:
Cost of goods sold	228	246	399	550
Research and development	2,007	1,907	4,284	3,751
Selling, general and administrative	3,474	3,231	6,589	6,313
Total operating expenses	5,709	5,384	11,272	10,614
Loss from operations	(4,384)	(4,882)	(8,611)	(9,167)
Other expense:
Interest expense, net	(250)	(253)	(472)	(499)
Non-cash loss on changes in the fair value of warrants	—	—	(923)	—
Loss on debt extinguishment	—	(65)	—	(65)
Other income (expense), net	(7)	3	(219)	17
Other expense, net	(257)	(315)	(1,614)	(547)
Net loss and comprehensive loss	$(4,641)	$(5,197)	$(10,225)	$(9,714)
Basic and diluted net loss per common share	$(0.05)	$(0.38)	$(0.12)	$(0.73)
Weighted average shares used in computing basic and diluted net loss per common share	94,930	13,576	88,785	13,397

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2019	57,379	$57	$350,413	$(349,037)	$1,433
Net loss	—	—	—	(5,584)	(5,584)
Issuance of common stock, net	8,700	9	443	—	452
Issuance of common stock upon exercises of warrants, net	27,388	27	6,135	—	6,162
Reclassification of warrants from liability	—	—	2,897	—	2,897
Stock-based compensation	—	—	(84)	—	(84)
Balances at March 31, 2020	93,467	$93	$359,804	$(354,621)	$5,276
Net loss	—	—	—	(4,641)	(4,641)
Issuance of common stock upon exercises of warrants, net	3,756	4	842	—	846
Stock-based compensation	—	—	79	—	79
Balances at June 30, 2020	97,223	$97	$360,725	$(359,262)	$1,560

	Common Stock		Additional Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2018	13,010	$13	$339,397	$(332,579)	$6,831
Net loss	—	—	—	(4,517)	(4,517)
Issuance of common stock upon exercises of warrants, net	404	—	605	—	605
Stock-based compensation	—	—	136	—	136
Balances at March 31, 2019	13,414	$13	$340,138	$(337,096)	$3,055
Net loss	—	—	—	(5,197)	(5,197)
Issuance of common stock upon exercises of warrants, net	70	—	105	—	105
Issuance of common stock upon conversion of convertible loan	448	1	649	—	650
Issuance of common stock in at-the-market offerings, net	330	—	466	—	466
Stock-based compensation	—	—	350	—	350
Balances at June 30, 2019	14,262	$14	$341,708	$(342,293)	$(571)

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(10,225)	$(9,714)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	128	123
Non-cash interest expense	296	335
Non-cash loss on changes in fair value of warrants	923	—
Stock-based compensation	(5)	486
Finance costs attributable to issuance of warrants	211	—
Other	(6)	8
Changes in operating assets and liabilities:
Receivables	(68)	597
Inventory	29	(55)
Contract assets	—	99
Prepaid expenses and other assets	(68)	(197)
Accounts payable	127	(501)
Accrued sales allowances	(745)	830
Other accrued liabilities	208	(155)
Deferred revenue	—	(313)
Net cash used in operating activities	(9,195)	(8,457)

Cash flows from investing activities:
Purchases of property and equipment	(87)	(83)
Net cash used in investing activities	(87)	(83)

Cash flows from financing activities:
Net proceeds from equity offering	1,895	—
Net proceeds from the exercises of common stock warrants	7,008	710
Net loan proceeds	654	—
Net proceeds from the issuance of common stock in an at-the-market offering	—	466
Net cash provided by financing activities	9,557	1,176
Net increase (decrease) in cash and cash equivalents	275	(7,364)
Cash, cash equivalents and restricted cash at beginning of period	5,223	9,656
Cash, cash equivalents and restricted cash at end of period	$5,498	$2,292
Supplemental disclosure of cash flow information:
Interest paid	$198	$219
Non-cash conversion of Molteni Convertible Loan	$—	$650

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

Basis of Presentation

 The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any future interim periods.

The balance sheet at December 31, 2019 is derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. Annual Report on Form 10-K/A for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements have been prepared assuming we will continue as a going concern.

At June 30, 2020, we had cash and cash equivalents of $5.5 million, which we believe is sufficient to fund our planned operations through the third quarter of 2020. We will require additional funds to finance our operations beyond such period. We are exploring several financing alternatives; however, there can be no assurance that our efforts to obtain the funding required to continue our operations will be successful.

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

Based upon the above assessment, we concluded that, at the date of filing the financial statements in this Quarterly Report on Form 10-Q for the six months ended June 30, 2020, we did not have sufficient cash to fund our operations for the next 12 months without additional funds and, therefore, there is substantial doubt about our ability to continue as a going concern within 12 months after the date the financial statements were issued.

Use of Estimates

The preparation of these unaudited condensed financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including critical accounting policies or estimates related to warrants issued in equity financing, research and development expenses, income taxes, inventories, revenues, accrued sales allowances, contingencies and litigation and share-based compensation. We base our estimates on historical experience, information received from third parties and on various market specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions or conditions.

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

	As of
	June 30, 2020	December 31, 2019
Raw materials and supplies	532	563
Finished goods	437	435
	$969	$998

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

Returns – Consistent with the provisions of ASC 606, we estimate returns at the inception of each transaction, based on multiple considerations, including historical sales, historical experience of actual customer returns, levels of inventory in our distribution channel, expiration dates of purchased products and significant market changes which may impact future expected returns to the extent that we would not reverse any receivables, revenues, or contract assets already recognized under the agreement.  We have entered into agreements with large national specialty pharmacies with a distribution channel different from that of our existing customers and, therefore, the related reserves have unique considerations. We will continue to evaluate the activities with these specialty pharmacies during upcoming quarters and will update the related reserves accordingly.

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

The following table provides a summary of activity with respect to our product returns, and discounts and rebates, which are included on our condensed consolidated balance sheets within accrued sales allowances (in thousands):

	Accrued Sales Allowances
		Discounts and		Allowance for
	Product Return	Rebates		Doubtful
	Allowance	Allowance	Total	Accounts
Balance at December 31, 2019	$721	$88	$809	$63
Provision	28	25	53	14
Payments/credits	(709)	(89)	(798)	(12)
Balance at June 30, 2020	$40	$24	$64	$65

During the six months ended June 30, 2020, we received customer returns of approximately $0.7 million that had been reserved for previously.

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

For arrangements that include sales-based royalties or earn-out payments, including milestone payments based on the level of sales, and the license or purchase agreement is deemed to be the predominant item to which the royalties or earn-out payments relate, we recognize revenue at the later of (a) when the related sales occur, or (b) when the performance obligation to which some or all of the royalty or earn-out payment has been allocated has been satisfied (or partially satisfied).

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

Lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on our condensed balance sheet as right-of- use assets, operating lease liabilities current and operating lease liabilities non-current. We no longer recognize deferred rent on our condensed balance sheet.

The following table presents obligation related to our operating lease:

2020	$155
2021	156
Total minimum lease payments (base rent)	311
Less: imputed interest	(19)
Total operating lease liabilities	$292

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

Subsequent Events

We have evaluated events that have occurred after June 30, 2020 and through the date that our condensed financial statements are issued.

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

At June 30, 2020 and December 31, 2019, the fair value of our investments in money market funds were approximately $5.3 million and approximately $4.9 million, respectively, which are included within our cash and cash equivalents in our condensed balance sheets.

2.	Stock Plans

The following table summarizes the stock-based compensation expense recorded for awards under our stock option plans:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$—	$14	$—	$91
Selling, general and administrative	79	336	(5)	395
Total stock-based compensation	$79	$350	$(5)	$486

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the fair value of our stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted-average risk-free interest rate	0.4%	2.1%	0.4%	2.2%
Expected dividend payments	—	—	—	—
Expected holding period (years) [1]	5.8	5.9	5.8	5.4
Weighted-average volatility factor [2]	1.04	0.93	1.04	0.94
Estimated forfeiture rates for options granted [3]	28%	21%	28%	21%

(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.

(2)	Weighted average volatility is based on the historical volatility of our common stock.

(3)	Estimated forfeiture rates are based on historical data.

The following table summarizes option activity:

(in thousands)	Options (in thousands)	Weighted Average Exercise Price per share	Weighted Average Remaining Option Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2019	1,192	$6.23	7.9	$—
Granted	50	0.28
Forfeited or expired	(324)	1.88
Outstanding at June 30, 2020	918	7.44	7.0	1
Exercisable at June 30, 2020	824	8.19	6.8	—

Options to purchase 50,000 common shares were granted during the three month periods ended June 30, 2020.

As of June 30, 2020, there was approximately $39,000 of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.8 years.

3.	Net Loss Per Share

The table below presents common shares underlying stock options, warrants and convertible loans that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted-average anti-dilutive common shares resulting from options	898	1,124	944	894
Weighted-average anti-dilutive common shares resulting from warrants	8,342	277	8,342	257
Weighted-average anti-dilutive common shares resulting from convertible loans	3,243	333	3,243	333
	12,483	1,734	12,529	1,484

4.	Molteni Purchase Agreement

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

Debt discount associated with the Horizon and Molteni Loans was approximately $0.3 million as of both June 30, 2020 and December 31, 2019.

Molteni Convertible Loan

In connection with the amendment to the Molteni Purchase Agreement (see Note 4), in June 2019, the Molteni Convertible Loan, together with unpaid accrued interest, was converted in full into 448,287 shares of our common stock at $1.50 per share upon the receipt of EMA approval of Sixmo. As a result, we recorded approximately $0.1 million loss on debt extinguishment.

Paycheck Protection Program Loan

On April 20, 2020, we received an approximately $0.7 million loan (“PPP Loan”) pursuant to the Paycheck Protection Program of the CARES Act. The PPP Loan matures in April 2022 with an annual interest rate of 1.0%. The PPP Loan has a six month deferral of payments period and may be prepaid at any time without penalty. Forgiveness of the loan, when requested, is not automatic and is only available for principal that is used for the limited purposes that expressly qualify for forgiveness under SBA requirements. The proceeds of the PPP Loan are to be used to retain workers and maintain payroll and make mortgage interest, lease and utility payments.

6.	Stockholders’ Equity

Our common stock outstanding as of June 30, 2020 and December 31, 2019 was 97,223,180 shares and 57,378,794 shares, respectively.

January 2020 Offering

In January 2020, we completed a financing with several institutional investors pursuant to which we issued 8,700,000 shares of our common stock in a registered direct offering and warrants to purchase 8,700,000 shares of our common stock with an exercise price of $0.25 per share in a concurrent private placement (the “January 2020 Warrants”) pursuant to which we received net cash proceeds of approximately $1.9 million, after deduction of underwriting fees and other offering expenses. The January 2020 Warrants become exercisable in July 2020 and expire in July 2025, however, the shares of common stock issuable upon exercise of the January 2020 Warrants have not been reserved and, accordingly, such warrants are not exercisable unless and until we receive stockholder approval of either a reverse stock split or an increase in our authorized shares of common stock. During the three months ended March 31, 2020, financing costs of $211,000 allocated to the January 2020 warrant liability were expensed and included in other income (expense) in the condensed statements of operations and comprehensive loss.

Common Stock Warrants

During the six months ended June 30, 2020, we received an aggregate of approximately $7.0 million in cash proceeds from the exercises of warrants to purchase 31,144,386 shares of our common stock.

7.	Warrant Liabilities

On March 3, 2020, we amended certain outstanding warrants to purchase an aggregate of 11,552,314 shares of common stock, including the January 2020 Warrants and warrants we issued in connection with a financing in August 2019 (the “August 2019 Warrants”), to modify certain provisions that had required them to be previously classified as liabilities and to enable them to now be classified as equity under the relevant accounting standards. As a result, during the three months ended March 31, 2020, we reclassified the fair value of the warrants on the date of the amendment from warrant liabilities to additional paid-in capital in the condensed balance sheet and recognized a non-cash loss on changes in the fair value of warrants in the condensed statement of operations and comprehensive loss.

The following table provides a roll forward of the fair value of our warrant liabilities, the fair value of which was determined by Level 3 inputs for the six months ended June 30, 2020 (in thousands):

Fair value, December 31, 2019	$320
Issuance of the January 2020 Warrants	1,654
Change in fair value(1)	923
Reclassification of warrants to additional paid-in capital	(2,897)
Fair value, June 30, 2020	$—

(1)	Recognized as non-cash loss on changes in fair value of warrants in the condensed statement of operations and comprehensive loss.

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

Overview

We are a pharmaceutical company developing and commercializing therapeutics utilizing our proprietary long-term drug delivery platform, ProNeura™, for the treatment of select chronic diseases for which steady state delivery of a drug provides an efficacy and/or safety benefit. ProNeura consists of a small, solid rod made from a mixture of EVA (ethylene-vinyl acetate) and a drug substance. The resulting product is a solid matrix that is placed subdermally, normally in the inside part of the upper arm, in a short physician office-based outpatient procedure performed by a trained health care provider, or HCP, and is removed in a similar manner at the end of the treatment period. Probuphine is the first product based on our ProNeura technology approved in the U.S., Canada and EU for the maintenance treatment of OUD in clinically stable patients taking 8 mg or less a day of oral buprenorphine. Once implanted, buprenorphine HCl is released continuously through the process of diffusion-controlled dissolution, reaching a stable blood level in about four weeks and maintaining it thereafter for a total of six months, thereby avoiding the fluctuating peak and trough levels of oral dosing that often pose problems in certain disease settings, including OUD.

Since the reacquisition of Probuphine in mid-2018, we have been implementing our plan aimed at building the foundation to support an effective U.S. product relaunch to target select OUD market segments best suited for Probuphine. With our limited resources, we have made important progress in expanding access to treatment, educating and supporting the health care provider and patient communities, and improving the product order and distribution process through establishment of new relationships with specialty pharmacies and a central patient services hub. While we have continued to experience challenges to product adoption that have hampered sales growth, we believe we have learned much about the key factors that positively impact results, and we have been incorporating these in our sales and marketing programs. More specifically, we focus on the proper selection of HCPs with patients who meet the criteria for Probuphine treatment; selecting clinics with staff experienced in managing third party payer coverage plans that require prior authorization due to the subdermal insertion procedure, or, for those that don’t, providing adequate staff educational support; and the rollout of education programs to help caregivers and patients understand the benefits of long acting medication.

In late 2019, we began expansion of our commercial team with experienced pharmaceutical sales leadership and now have 10 territory sales professionals who are being supported by four equally qualified and experienced medical science liaisons within our Medical Affairs team. Unfortunately, the emergence in the U.S. of the COVID-19 pandemic in the middle of the first quarter of 2020 and the resulting restrictions on travel and implementation of social distancing rules have minimized personal physician/patient interaction except in emergencies, which has hindered the effectiveness of the commercial team during the second quarter. We have shifted our focus during this period to preparatory work using digital communication techniques to establish relationships with new HCPs and their staff, providing virtual communication tools for them to use with their patients and highlighting the potential benefits of Probuphine as a treatment modality in the increasing telemedicine environment. While patient enrollments for Probuphine treatment began dropping off rapidly during March, which trend continued through April and parts of May, the efforts of our commercial team with clinics in certain regions are paying off as we saw patient enrollments starting to rise in June, a pattern that continued through July.

At the end of June 2020 we established a co-promotion partnership with Indegene, Inc., a leading healthcare solutions company (“Indegene”), to establish multichannel digital marketing programs throughout the United States and expand the capabilities for the engagement of HCPs who can be certified to prescribe Probuphine. Indegene’s sophisticated multichannel marketing tools, predictive analytics and social media campaigns will be used along with its dedicated tele-representatives to help expand the universe of Probuphine Risk Evaluation and Mitigation Strategy (“REMS”)-certified HCPs and enable further expansion of maintenance treatment with Probuphine for appropriate OUD patients. Our field sales and medical liaison personnel will provide support to Indegene as needed and we will be responsible for all training of HCPs, administration of the REMS program and regulatory affairs. Teams from both companies have been working diligently to implement the digital communications platform and have already initiated the first digital campaign to HCPs in early August 2020. During the third quarter of 2020 we are also implementing a pilot program that uses digital techniques to provide pertinent information on OUD and Probuphine to patients and their caregivers, with follow-up from trained staff to connect potential patients with appropriate HCPs certified under the Probuphine REMS program. Both of these new partnerships provide important capabilities for potential growth in the current environment of limited person-to-person interactions.

Our goal is to establish strong relationships with the medical community and inform health care providers and patients of the long acting treatment option with Probuphine, in order to increase the usage of Probuphine. We believe that with sufficient capital resources, Probuphine has the potential to be an important weapon in the battle against OUD and provide health care providers, patients and their caregivers an important maintenance treatment option.

The COVID-19 pandemic has also had an effect on the manufacturing of Probuphine for the EU. As previously mentioned we had planned to have product available for shipment to Molteni by the end of the second quarter of 2020, and we were in the midst of modifying the facilities and setting up testing protocols to meet EU regulations when the various restrictions related to the pandemic were implemented in March causing delays in the completion of this work to the end of the second quarter, and availability of product for shipment to the end of third quarter of 2020. The spread of COVID-19 throughout Europe has also delayed Molteni’s plans for product launch in major EU countries which is now expected to occur late this year or early next year.

Last year the National Institute for Drug Addiction, or NIDA, awarded us an approximately $8.7 million grant over two years for our nalmefene implant development program for the prevention of opioid relapse following detoxification. This grant provides funds for the completion of implant formulation development, cGMP manufacturing and non-clinical studies required for filing an IND. During the first quarter we met with the FDA to review our non-clinical development plans and obtain guidance regarding filing an Investigational New Drug application, or IND. The FDA provided clear guidance on the type of development plan that we should follow, specifically that this product development should follow the 505 b (i) regulatory pathway due to the lack of safety data on nalmefene for a long acting formulation, and the non-clinical studies that will be required to file an IND. Based on this input, collecting all the non-clinical chronic toxicology data will require an additional study as well as increasing the duration of an ongoing study that will delay filing of the IND to mid-2021. We have discussed the change in development plan with NIDA and they have accepted our plan to reallocate previously approved funds for conduct of the studies.

Our Chief Executive Officer, Sunil Bhonsle, has expressed his desire to retire, hopefully by the end of the year. To prepare for this transition, and contingent on our ability to raise additional capital, we will look for a successor with experience in the commercial space, as we continue our transition to a commercial-stage company.

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

Results of Operations for the Three and Six Months June 30, 2020 and 2019

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(In thousands)
Revenues:
License revenue	$6	$—	$6	$6	$313	$(307)
Product revenue	115	304	(189)	325	621	(296)
Grant revenue	1,204	198	1,006	2,330	513	1,817
Total revenues	$1,325	$502	$823	$2,661	$1,447	$1,214

The increase in total revenues for the three and six months ended June 30, 2020 compared to the same period in 2019 was primarily due to increases in grant revenue, partially offset by decreases in license and product revenue. Product revenue during the three and six month periods ended June 30, 2020 declined substantially from the comparable periods in 2019 due to a substantial decrease in unit sales volumes, increased utilization of our patient assistance programs and the effects of the COVID-19 pandemic and the related shelter in place restrictions and clinic closures. Also, the first half of 2019 unit sales volume included initial purchases by specialty pharmacies. License revenue recognized for the six months ended June 30, 2019 was related to the amortization of deferred revenue associated with the sale of our European intellectual property rights to Molteni.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(In thousands)
Operating expenses:
Cost of goods sold	$228	$246	$(18)	$399	$550	$(151)
Research and development	2,007	1,907	100	4,284	3,751	533
Selling, general and administrative	3,474	3,231	243	6,589	6,313	276
Total operating expenses	$5,709	$5,384	$325	$11,272	$10,614	$658

Cost of goods sold reflects costs and expenses associated with sales of our Probuphine product by us after reacquiring the product in May 2018.

The increase in research and development costs for the three and six months ended June 30, 2020 was primarily associated with increased activities related to our NIDA grant for the development of a nalmefene implant. Other research and development expenses include internal operating costs such as research and development personnel-related expenses, non-clinical and clinical product development related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this document, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates. However, we anticipate that our research and development expenses will increase at such time as we are able to undertake the required Probuphine Phase 4 clinical studies and continue our current or any future ProNeura development programs to the extent these costs are not supported through grants or partners.

The increase in selling, general and administrative expenses for the three and six months ended June 30, 2020 was primarily due to expenses associated with the commercialization of Probuphine, which resulted in increases in employee related expenses, consulting and professional fees, other outside services, travel costs and facilities related expenses.

Other Expense, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(In thousands)
Other expense:
Interest expense, net	$(250)	$(253)	$3	$(472)	$(499)	$27
Non-cash loss on changes in fair value of warrants	—	—	—	(923)	—	(923)
Loss on debt extinguishment	—	(65)	65	—	(65)	65
Other income, net	(7)	3	(10)	(219)	17	(236)
Other expense, net	$(257)	$(315)	$58	$(1,614)	$(547)	$(1,067)

The decrease in other expense, net for the three month ended June 30, 2020 was primarily attributable to loss on debt extinguishment associated with the conversion of the Molteni Convertible Loan. The increase in other expense, net for the six months ended June 30, 2020 was primarily attributable due non-cash losses on changes in the fair value of our warrants and approximately $0.2 million in costs attributable to the issuance of warrants.

Net Loss and Net Loss per Share

Our net loss for the three months ended June 30, 2020 was approximately $4.6 million, or approximately $0.05 per share, compared to our net loss of approximately $5.2 million, or approximately $0.38 per share, for the comparable period in 2019. Our net loss for the six months ended June 30, 2020 was approximately $10.2 million, or approximately $0.12 per share, compared to our net loss of approximately $9.7 million, or approximately $0.73 per share, for the comparable period in 2019.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At June 30, 2020, we had working capital of approximately $3.8 million compared to working capital of approximately $4.7 million at December 31, 2019.

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

During the six months ended June 30, 2020, we received an aggregate of approximately $7.0 million in cash proceeds from the exercises of warrants to purchase 31,144,386 shares of our common stock.

On April 20, 2020, we received an approximately $0.7 million PPP Loan under the Paycheck Protection Program (“PPP”) of the CARES Act. Under the terms of the CARES Act and the PPP Flexibility Act, we may apply for and be granted forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations (including where our employees have been terminated and not re-hired by a certain date), based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The terms of any forgiveness may also be subject to further requirements in regulations and guidelines adopted by the SBA. While we currently believe that the majority of the use of the PPP loan proceeds will meet the conditions for forgiveness under the PPP, no assurance is provided that we will obtain partial forgiveness of the loan.

In June 2020, we established a co-promotion partnership with Indegene to establish multichannel digital marketing programs throughout the United States and expand the capabilities for the engagement of HCPs who can be certified to prescribe Probuphine. Under the terms of the co-promotion partnership, we are required to contribute approximately $0.8 million during the first year and approximately $0.4 million during the second year of the agreement.

At June 30, 2020, we had cash and cash equivalents of $5.5 million, which we believe is sufficient to fund our planned operations through the third quarter of 2020. We will require additional funds to finance our operations beyond such period. We are exploring several financing alternatives; however, there can be no assurance that our efforts to obtain the funding required to continue our operations will be successful.

Sources and Uses of Cash

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Net cash used in operating activities	(9,195)	(8,457)
Net cash used in investing activities	(87)	(83)
Net cash provided by financing activities	9,557	1,176
Net increase (decrease) in cash and cash equivalents	275	(7,364)

Net cash used in operating activities for the six months ended June 30, 2020 consisted primarily of our net loss of approximately $10.2 million and approximately $0.5 million related to net changes in operating assets and liabilities, partially offset by approximately $1.3 million of non-cash charges mainly related to non-cash losses on changes in fair value of warrants, interest expense, stock based compensation and depreciation and amortization and approximately $0.2 million in costs attributable to the issuance of warrants. Net cash used in operating activities for the six months ended June 30, 2019 consisted primarily of our net loss of approximately $9.7 million. This was partially offset by approximately $0.3 million related to net changes in operating assets and liabilities and non-cash charges of approximately $0.5 million related to stock-based compensation, approximately $0.3 million related to interest expense, approximately $0.1 million related to depreciation and amortization.

Cash used in investing activities was primarily related to purchases of equipment for both the six months ended June 30, 2020 and 2019.

Net cash provided by financing activities for the six months ended June 30, 2020 consisted of approximately $1.9 million of net cash proceeds from the January 2020 offering, approximately $7.0 million of net cash proceeds from the exercises of warrants to purchase our common stock and approximately $0.7 million from our PPP Loan. Net cash provided by financing activities for the six months ended June 30, 2019 consisted of approximately $0.7 million of net proceeds from the exercises of warrants to purchase our common stock and approximately $0.5 million of net proceeds from the issuance of our common stock under at-the-market offerings (the “ATM”).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2019 have not materially changed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our President and Chief Executive Officer, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2020, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2020 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

If our stockholders do not approve the current proposal to increase our number of authorized shares of common stock, we will likely not be able to raise the capital necessary to fund our operations beyond September 2020 and may need to cease operations. In such event, all of our assets, which have been pledged to secure our outstanding loans, will be subject to forfeiture and our stockholders would likely experience the loss of their investment.

To date, the proposal contained in our proxy statement dated May 22, 2020 to amend our certificate of incorporation to increase the authorized shares of common stock has not achieved the requisite favorable vote for adoption under Delaware law. We currently have only approximately 5,000,000 shares available, which is not sufficient to enable us to raise the capital necessary to fund our operations beyond September 2020, most importantly to implement the programs that have been initiated pursuant to our new co-promotion partnership with Indegene. If we fail to obtain approval of the amendment proposal and raise the operating capital we require, we may need to cease operations. All of our assets, including our intellectual property, have been pledged to secure our outstanding indebtedness to Molteni and Horizon. In the event we are unable to meet our obligations or otherwise default under such loans, our assets can be foreclosed upon and our stockholders would likely experience the loss of their investment.

We face risks related to health epidemics, such as the current COVID-19 global pandemic, that could adversely affect our operations or financial results.

The spread of COVID-19, the novel coronavirus, including restrictions on travel, “shelter in place” orders, and quarantine policies put into place by businesses and state and local governments to mitigate its transmission, may have a material adverse effect on our business. While the duration of the pandemic and its potential economic impact are difficult to predict, it already has caused significant disruption in the healthcare industry and is likely to have continuing impacts as it continues. The travel restrictions, “shelter in place” orders, quarantine policies, and general concerns about the spread of COVID-19 have disrupted the delivery of healthcare to patients, for example resulting in clinic closures and generally making it more difficult for some patients to visit with their physician and obtain pharmaceutical prescriptions. Also, healthcare office staffing shortages may delay the administrative work, and particularly insurance-related documentation, needed to obtain reimbursement for Probuphine. In addition, the COVID-related policies, restrictions and concerns have and may continue to disrupt our sales and marketing efforts and REMS training activities, as well as the operations of the various parts of our supply and distribution chain. The ultimate impact of the COVID-19 pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, healthcare systems or the global economy as a whole. As the pandemic continues, it may result in a sustained economic downturn that could affect demand for and supply of our product, as well as our ability to access capital on reasonable terms, or at all, beyond the third quarter of this year. These factors could have a material adverse effect on our business, operating results and financial condition.

We received a loan under the Paycheck Protection Program of the CARES Act, and all or a portion of the loan may not be forgivable.

On April 20, 2020, we received an approximately $0.7 million PPP Loan pursuant to the Paycheck Protection Program of the CARES Act. The PPP Loan matures in April 2022 with an annual interest rate of 1.0%. The PPP Loan has a six month deferral of payments period and may be prepaid at any time without penalty. The proceeds of the PPP Loan are to be used to retain workers and maintain payroll and make mortgage interest, lease and utility payments. Under the CARES Act, we will be eligible to apply for forgiveness of all loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses during the 24-week period following receipt of the loan, provided that we maintain our number of employees and compensation within certain parameters during such period. Not more than 40% of the forgiven amount may be for non-payroll costs. If the conditions outlined in the PPP loan program are adhered to by us, all or part of such loan could be forgiven. However, we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP loan will ultimately be forgiven by the SBA. Any forgiven amounts will not be included in our taxable income.

Item 6. Exhibits

(b)       Exhibits

No.	Description
1.1	Underwriting Agreement between Titan Pharmaceuticals, Inc. and Maxim Group LLC (23)
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended (5)
3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation dated September 24, 2015 (9)
3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation dated January 23, 2019 (21)
3.2	By-laws of the Registrant (1)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (20)
4.1	Form of 2014 Class A Warrant (13)

4.3	Form of 2014 Underwriter Warrant (8)
4.4	Form of Lender Warrant (13)
4.5	Form of Rights Agreement Warrant (15)
4.6	Warrant Agency Agreement between Titan Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company and Form of Offering Warrant (20)
4.7	Representative’s Purchase Warrant (20)
4.8	Form of August 2019 Private Placement Warrant (22)
4.9	Form of August 2019 Pre-Funded Warrant (22)
4.10	Class B Warrant Agency Agreement dated October 16, 2019 between Titan Pharmaceuticals, Inc. and Maxim Group LLC Form of January 2020 Private Placement Warrant (23)
4.11	Form of January 2020 Private Placement Warrant (24)
4.12	Form of March 3, 2020 Warrant Amendment Agreement (27)
4.13	Description of the Registrant’s Common Stock (27)
10.1	2001 Non-Qualified Employee Stock Option Plan (2)

10.2	2002 Stock Option Plan (3)
10.3	Lease for the Registrant’s facilities, amended as of October 1, 2004 (4)
10.4	Amendments to lease for Registrant’s facilities dated May 21, 2007 and March 12, 2009 (5)
10.5	Amendment to lease for Registrant’s facilities dated June 15, 2010 (6)
10.6	Titan Pharmaceuticals, Inc. 2014 Incentive Plan (7)
10.7	Titan Pharmaceuticals, Inc. Third Amended and Restated 2015 Omnibus Equity Incentive Plan(21)
10.8	Controlled Equity Offering SM Sales Agreement, dated September 1, 2016, between Titan Pharmaceuticals, Inc. and Cantor Fitzgerald & Co. (11)
10.9	Employment Agreement between Titan Pharmaceuticals, Inc.and Sunil Bhonsle (12)
10.10	Employment Agreement between Titan Pharmaceuticals, Inc. and Marc Rubin (12)
10.11	Venture Loan and Security Agreement, dated July 27, 2017, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation (13)
10.12	Amendment of Venture Loan and Security Agreement, dated February 2, 2018, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation (14)
10.13	Amended and Restated Venture Loan and Security Agreement, dated March 21, 2018, by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (15)
10.14 ±	Asset Purchase, Supply and Support Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (15)
10.15	Rights Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (15)
10.16 ±	Termination and Transition Services Agreement dated May 25, 2018 by and between Titan Pharmaceuticals, Inc. and BraeburnPharmaceuticals, Inc. (16)
10.17 ±	Amendment to Asset Purchase, Supply and Support Agreement dated August 3, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A (17)
10.18 ±	Distribution and Sublicense Agreement dated February 1, 2016 as amended by agreement dated August 2, 2018 between Titan Pharmaceuticals, Inc. and Knight Therapeutics Inc. (18)
10.19	Amendment to lease for Registrant’s facility dated March 21, 2016 (18)
10.20	Unsecured Convertible Loan Agreement dated September 18, 2018 (19)
10.21	Employment Agreement between the Registrant and Katherine Beebe DeVarney (25)
10.22	Employment Agreement between the Registrant and Dane Hallberg (25)
10.23	Securities Purchase Agreement, dated August 7, 2019, by and between Titan Pharmaceuticals, Inc. and the investors named therein (22)
10.24	Securities Purchase Agreement, dated January 7, 2020, by and between Titan Pharmaceuticals, Inc. and the investors named therein (24)
10.25	Placement Agency Agreement, dated August 7, 2019, by and between Titan Pharmaceuticals, Inc. and Maxim Group LLC (22)
10.26	Placement Agency Agreement, dated January 7, 2020, by and between Titan Pharmaceuticals, Inc. and Maxim Group LLC (24)
10.27	Amendment dated September 10, 2019 to Amended and Restated Venture Loan and Security Agreement, dated March 21, 2018, by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (26)
10.28 ±	Amendment No. 2 dated September 10, 2019 to Asset Purchase, Supply and Support Agreement by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (26)
10.29	Amendment No. 2 dated March 12, 2020 to Amended and Restated Venture Loan and Security Agreement, dated March 21, 2018, by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A. (27)
10.30 ±±	Agreement for Co-Promotion Partnership, dated June 23, 2020, by and between Titan Pharmaceuticals, Inc. and Indegene, Inc.
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

±	Confidential treatment has been granted as to certain portions of this exhibit.
±±	Certain information has been omitted from this exhibit in reliance upon Item 601(b)(10) of Regulation S-K.
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-221126).
(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(5)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 filed on January 14, 2010.
(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.
(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A dated September 30, 2014.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 28, 2015.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 3, 2016.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 1, 2016.
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 3, 2019.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 27, 2017.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 7, 2018.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 26, 2018.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 30, 2018.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 3, 2018.

(18)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 20, 2018.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 25, 2018.
(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 25, 2019.
(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 8, 2019.
(23)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated October 18, 2019.

(24)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 7, 2020.
(25)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated April 1, 2019.
(26)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 dated September 12, 2019.
(27)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated March 30, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: August 14, 2020	By:	/s/ Sunil Bhonsle
	Name:	Sunil Bhonsle
	Title:	President and Chief Executive Officer (Principal Executive and Principal Financial Officer)

