Form 10-Q
period 2020-09-30
TITAN PHARMACEUTICALS INC
filed 2020-11-16
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	TTNP	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2020
Common Stock, par value $0.001	196,763,180

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2020	December 31, 2019
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$4,073	$5,223
Receivables	423	993
Inventory	1,073	998
Prepaid expenses and other current assets	1,080	1,094
Total current assets	6,649	8,308
Property and equipment, net	1,161	817
Operating lease right-of-use asset	208	397
Total assets	$8,018	$9,522

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,750	$1,401
Accrued clinical trials expenses	829	309
Accrued sales allowances	119	809
Other accrued liabilities	875	809
Operating lease liability, current	222	272
Current portion of long-term debt	2,082	—
Total current liabilities	5,877	3,600
Operating lease liability, non-current	—	150
Long-term debt	3,038	4,019
Warrant liability	—	320
Total liabilities	8,915	8,089

Stockholders’ equity (deficit):
Common stock, at amounts paid-in	117	57
Additional paid-in capital	363,180	350,413
Accumulated deficit	(364,194)	(349,037)
Total stockholders’ equity (deficit)	(897)	1,433
Total liabilities and stockholders’ equity (deficit)	$8,018	$9,522

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amount)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
License revenue	$—	$—	$6	$313
Product revenue	102	190	427	811
Grant revenue	1,018	757	3,348	1,270
Total revenues	1,120	947	3,781	2,394
Operating expenses:
Cost of goods sold	683	188	1,081	738
Research and development	1,562	1,619	5,846	5,370
Selling, general and administrative	3,549	3,023	10,137	9,336
Total operating expenses	5,794	4,830	17,064	15,444
Loss from operations	(4,674)	(3,883)	(13,283)	(13,050)
Other expense:
Interest expense, net	(246)	(238)	(718)	(737)
Non-cash gain (loss) on changes in the fair value of warrants	—	1,041	(923)	1,066
Gain on debt extinguishment	—	291	—	226
Other income (expense), net	(12)	(14)	(233)	(22)
Other income (expense), net	(258)	1,080	(1,874)	533
Net loss and comprehensive loss	$(4,932)	$(2,803)	$(15,157)	$(12,517)
Basic and diluted net loss per common share	$(0.05)	$(0.18)	$(0.17)	$(0.89)
Weighted average shares used in computing basic and diluted net loss per common share	97,906	15,517	91,848	14,112

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2019	57,379	$57	$350,413	$(349,037)	$1,433
Net loss	—	—	—	(5,584)	(5,584)
Issuance of common stock, net	8,700	9	443	—	452
Issuance of common stock upon exercises of warrants, net	27,388	27	6,135	—	6,162
Reclassification of warrants from liability	—	—	2,897	—	2,897
Stock-based compensation	—	—	(84)	—	(84)
Balances at March 31, 2020	93,467	$93	$359,804	$(354,621)	$5,276
Net loss	—	—	—	(4,641)	(4,641)
Issuance of common stock upon exercises of warrants, net	3,756	4	842	—	846
Stock-based compensation	—	—	79	—	79
Balances at June 30, 2020	97,223	$97	$360,725	$(359,262)	$1,560
Net loss	—	—	—	(4,932)	(4,932)
Issuance of common stock, net	19,440	20	2,424	—	2,444
Issuance of common stock upon exercises of warrants, net	100	—	22	—	22
Stock-based compensation	—	—	9	—	9
Balances at September 30, 2020	116,763	$117	$363,180	$(364,194)	$(897)

	Common Stock		Additional Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2018	13,010	$13	$339,397	$(332,579)	$6,831
Net loss	—	—	—	(4,517)	(4,517)
Issuance of common stock upon exercises of warrants, net	404	—	605	—	605
Stock-based compensation	—	—	136	—	136
Balances at March 31, 2019	13,414	$13	$340,138	$(337,096)	$3,055
Net loss	—	—	—	(5,197)	(5,197)
Issuance of common stock upon exercises of warrants, net	70	—	105	—	105
Issuance of common stock upon conversion of convertible loan	448	1	649	—	650
Issuance of common stock in at-the-market offerings, net	330	—	466	—	466
Stock-based compensation	—	—	350	—	350
Balances at June 30, 2019	14,262	$14	$341,708	$(342,293)	$(571)
Net loss	—	—	—	(2,803)	(2,803)
Issuance of common stock upon exercises of warrants, net	1,372	1	12	—	13
Issuance of common stock upon conversion of convertible loan	—			—
Issuance of common stock in at-the-market offerings, net	1,480	2	571	—	573
Stock-based compensation	—	—	128	—	128
Balances at September 30, 2019	17,144	$17	$342,419	$(345,096)	$(2,660)

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(15,157)	$(12,517)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	227	186
Non-cash interest expense	447	467
Non-cash (gain) loss on changes in fair value of warrants	923	(1,066)
Non-cash loss on asset impairment	433	—
Stock-based compensation	4	614
Finance costs attributable to issuance of warrants	211	—
Gain on debt extinguishment	—	(226)
Other	(11)	(36)
Changes in operating assets and liabilities:
Receivables	570	962
Inventory	(508)	—
Prepaid expenses and other assets	14	(492)
Accounts payable	309	(111)
Accrued sales allowances	(690)	750
Other accrued liabilities	586	—
Deferred revenue	—	(313)
Net cash used in operating activities	(12,642)	(11,782)

Cash flows from investing activities:
Purchases of property and equipment	(531)	(144)
Net cash used in investing activities	(531)	(144)

Cash flows from financing activities:
Net proceeds from equity offering	4,339	2,467
Net proceeds from the exercises of common stock warrants	7,030	724
Net loan proceeds	654	—
Net cash provided by financing activities	12,023	3,191
Net decrease in cash and cash equivalents	(1,150)	(8,735)
Cash, cash equivalents and restricted cash at beginning of period	5,223	9,656
Cash, cash equivalents and restricted cash at end of period	$4,073	$921
Supplemental disclosure of cash flow information:
Interest paid	$295	$328
Non-cash conversion of Molteni Convertible Loan	$—	$650

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Summary of Significant Accounting Policies

The Company

We are a pharmaceutical company developing therapeutics utilizing our proprietary long-term drug delivery platform, ProNeuraTM, for the treatment of select chronic diseases for which steady state delivery of a drug provides the potential for an efficacy and/or safety benefit. Probuphine® (buprenorphine) implant is the first product based on our ProNeura technology approved in the U.S., Canada and the European Union, or EU, for the maintenance treatment of opioid use disorder, or OUD, in select patients. In October 2020, we made a determination to discontinue commercial activities associated with marketing Probuphine in the U.S. and we are now transitioning back to a development stage enterprise. We operate in only one business segment, the development of pharmaceutical products.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any future interim periods.

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

At September 30, 2020, we had cash and cash equivalents of approximately $4.1 million, which we believe along with the approximately $5.7 million of net proceeds from our October 2020 public offering (the “2020 Public Offering”) is sufficient to complete the wind down of the U.S. Probuphine commercialization activities and fund our planned operations into the third quarter of 2021. We will require additional funds to finance our operations beyond such period. We are exploring several financing alternatives; however, there can be no assurance that our efforts to obtain the funding required to continue our operations will be successful.

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

Based upon the above assessment, we concluded that, at the date of filing the financial statements in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2020, we did not have sufficient cash to fund our operations for the next 12 months without additional funds and, therefore, there is substantial doubt about our ability to continue as a going concern within 12 months after the date the financial statements were issued.

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

	As of
	September 30, 2020	December 31, 2019
Raw materials and supplies	442	563
Finished goods	631	435
	$1,073	$998

Revenue Recognition

We generate revenue principally from collaborative research and development arrangements, technology licenses and sales, government grants and, prior to the discontinuance of our commercial activities in October 2020, the sale of Probuphine in the U.S. Consideration received for revenue arrangements with multiple components is allocated among the separate performance obligations based upon their relative estimated standalone selling price.

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

Net Product Revenue

Until the discontinuance of our commercial activities in October 2020, we recognized revenue from product sales when control of the product transferred, generally upon shipment or delivery, to our customers, which include distributors. As customary in the pharmaceutical industry, our gross product revenue was subject to a variety of deductions in the forms of variable consideration, including rebates, chargebacks, returns and discounts, in arriving at reported net product revenue. This variable consideration was estimated using the most-likely amount method, which is the single most-likely outcome under a contract and is typically at stated contractual rates. The actual outcome of this variable consideration may materially differ from our estimates.

Returns – Consistent with the provisions of ASC 606, we estimated returns at the inception of each transaction, based on multiple considerations, including historical sales, historical experience of actual customer returns, levels of inventory in our distribution channel, expiration dates of purchased products and significant market changes which could impact future expected returns to the extent that we would not reverse any receivables, revenues, or contract assets already recognized under the agreement.

Rebates – Our provision for rebates was estimated based on our customers’ contracted rebate programs and our historical experience of rebates paid.

Discounts –The provision was estimated based upon invoice billings, utilizing historical customer payment experience.

The following table provides a summary of activity with respect to our product returns, and discounts and rebates, which are included on our condensed balance sheets within accrued sales allowances (in thousands):

	Accrued Sales Allowances
	Product Return	Discounts and Rebates		Allowance for Doubtful
	Allowance	Allowance	Total	Accounts
Balance at December 31, 2019	$721	$88	$809	$63
Provision	94	40	134	22
Payments/credits	(722)	(102)	(824)	(76)
Balance at September 30, 2020	$93	$26	$119	$8

During the nine months ended September 30, 2020, we received customer returns of approximately $0.7 million that had been reserved for previously.

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

Transaction Price

We have both fixed and variable consideration. Non-refundable upfront payments are considered fixed, while milestone payments are identified as variable consideration when determining the transaction price. Funding of research and development activity is considered variable until such costs are reimbursed at which point they are considered fixed. We allocate the total transaction price to each performance obligation based on the relative estimated standalone selling prices of the promised goods or services for each performance obligation.

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

Research and Development Costs and Related Accrual

Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses, facility costs, administrative expenses and allocations of corporate costs. External expenses consist of costs associated with outsourced contract research organization (“CRO”) activities, sponsored research studies, product registration and patent application and prosecution. We also record accruals for estimated ongoing non-clinical and clinical research trial costs. Clinical trial costs represent costs incurred by CROs and clinical sites. These costs are recorded as a component of research and development expenses. Under our agreements, progress payments are typically made to investigators, clinical sites and CROs. We analyze the progress of clinical research, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

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

The following table presents obligation related to our operating lease:

2020	$78
2021	155
Total minimum lease payments (base rent)	233
Less: imputed interest	(11)
Total operating lease liabilities	$222

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides companies with optional guidance, including expedients and exceptions for applying generally accepted accounting principles to contracts and other transactions affected by reference rate reform, such as the London Interbank Offered Rate (LIBOR). This new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are evaluating the effects that the adoption of this guidance will have on our financial statements and disclosures.

Subsequent Events

We have evaluated events that have occurred after September 30, 2020 and through the date that our condensed financial statements are issued. See Note 8. “Subsequent Events.”

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

At September 30, 2020 and December 31, 2019, the fair value of our investments in money market funds were approximately $3.8 million and approximately $4.9 million, respectively, which are included within our cash and cash equivalents in our condensed balance sheets.

2.	Stock Plans

The following table summarizes the stock-based compensation expense recorded for awards under our stock option plans:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$—	$—	$—	$91
Selling, general and administrative	9	128	4	523
Total stock-based compensation	$9	$128	$4	$614

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the fair value of our stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted-average risk-free interest rate	0.3%	—	0.4%	2.2%
Expected dividend payments	—	—	—	—
Expected holding period (years) [1]	5.7	—	5.8	5.4
Weighted-average volatility factor [2]	1.07	—	1.04	0.94
Estimated forfeiture rates for options granted [3]	24%	—	27%	21%

(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.

(2)	Weighted average volatility is based on the historical volatility of our common stock.

(3)	Estimated forfeiture rates are based on historical data.

The following table summarizes option activity:

(in thousands)	Options (in thousands)	Weighted Average Exercise Price per share	Weighted Average Remaining Option Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2019	1,192	$6.23	7.9	$—
Granted	60	0.27
Forfeited or expired	(334)	1.88
Outstanding at September 30, 2020	918	7.42	6.8	—
Exercisable at September 30, 2020	827	8.16	6.6	—

Options to purchase 10,000 common shares were granted during the three month periods ended September 30, 2020.

As of September 30, 2020, there was approximately $30,000 of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.8 years.

3.	Net Loss Per Share

The table below presents common shares underlying stock options, warrants and convertible loans that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted-average anti-dilutive common shares resulting from options	913	1,282	934	1,027
Weighted-average anti-dilutive common shares resulting from warrants	8,342	5,961	8,342	1,222
Weighted-average anti-dilutive common shares resulting from convertible loans	3,243	330	3,243	332
	12,498	7,573	12,519	2,581

4.	Molteni Purchase Agreement

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

In October 2020, in connection with the settlement of our debt obligations, we forfeited our rights to any future payments under the Molteni Purchase Agreement. See Note 8 “Subsequent Events.”

5.	Debt Agreements

Horizon and Molteni Loans

In March 2018, we entered into an Amended and Restated Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Credit II LLC (“Horizon”) and Molteni pursuant to which Horizon assigned approximately $2.4 million of the $4.0 million outstanding principal balance of its loan to us to Molteni and Molteni was appointed as the collateral agent and assumed majority and administrative control of the loan. Under the Loan Agreement, Molteni had the right to convert its portion of the debt into shares of our common stock at a conversion price of $7.20 per share and was required to effect this conversion of debt to equity upon completion of an equity financing meeting specified criteria. In connection with the Loan Agreement, we issued warrants to purchase an aggregate of 6,667 shares of our common stock with an exercise price per share of $7.20 to Horizon.

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

Debt discount associated with the Horizon and Molteni Loans was approximately $0.3 million as of both September 30, 2020 and December 31, 2019.

In October 2020, we settled all of our outstanding debt obligations, to Horizon and Molteni. See Note 8 “Subsequent Events.”

Molteni Convertible Loan

In connection with the amendment to the Molteni Purchase Agreement (see Note 4), in June 2019, the Molteni Convertible Loan, together with unpaid accrued interest, was converted in full into 448,287 shares of our common stock at $1.50 per share upon the receipt of EMA approval of Sixmo. As a result, we recorded approximately $0.1 million loss on debt extinguishment.

Paycheck Protection Program Loan

On April 20, 2020, we received an approximately $0.7 million loan (“PPP Loan”) pursuant to the Paycheck Protection Program of the CARES Act. The PPP Loan matures in April 2022 with an annual interest rate of 1.0%. The PPP Loan originally had a six month deferral of payments period which was extended to sixteen months during the third quarter of 2020 and may be prepaid at any time without penalty. All other terms remained the same. Forgiveness of the loan, when requested, is not automatic and is only available for principal that is used for the limited purposes that expressly qualify for forgiveness under SBA requirements. The proceeds of the PPP Loan are to be used to retain workers and maintain payroll and make mortgage interest, lease and utility payments. Approximately $0.1 million of the PPP loan is included in current portion of long-term debt and approximately $0.6 million is included in long-term debt on our condensed balance sheet at September 30, 2020.

6.	Stockholders’ Equity

Our common stock outstanding as of September 30, 2020 and December 31, 2019 was 116,763,180 shares and 57,378,794 shares, respectively.

January 2020 Offering

In January 2020, we completed a financing with several institutional investors pursuant to which we issued 8,700,000 shares of our common stock in a registered direct offering and warrants to purchase 8,700,000 shares of our common stock with an exercise price of $0.25 per share in a concurrent private placement (the “January 2020 Warrants”) pursuant to which we received net cash proceeds of approximately $1.9 million, after deduction of underwriting fees and other offering expenses. The January 2020 Warrants became exercisable in September 2020 following receipt of stockholder approval of an increase in our authorized shares of common stock and they expire in July 2025. During the three months ended March 31, 2020, financing costs of $211,000 allocated to the January 2020 warrant liability were expensed and included in other income (expense) in the condensed statements of operations and comprehensive loss.

September 2020 Offering

In September 2020, we completed a registered direct offering with several institutional investors pursuant to which we issued 19,440,000 shares of our common stock at a price of $0.14 per share. We received net cash proceeds of approximately $2.4 million, after deduction of underwriting fees and other offering expenses.

Common Stock Warrants

During the nine months ended September 30, 2020, we received an aggregate of approximately $7.0 million in cash proceeds from the exercises of warrants to purchase 31,244,386 shares of our common stock.

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

The following table provides a roll forward of the fair value of our warrant liabilities, the fair value of which was determined by Level 3 inputs for the nine months ended September 30, 2020 (in thousands):

Fair value, December 31, 2019	$320
Issuance of the January 2020 Warrants	1,654
Change in fair value(1)	923
Reclassification of warrants to additional paid-in capital	(2,897)
Fair value, September 30, 2020	$—

(1)	Recognized as non-cash loss on changes in fair value of warrants in the condensed statement of operations and comprehensive loss.

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

The warrant liability associated with the August 2019 Warrants was classified within Level 3 of the fair value hierarchy. The following table presents the weighted-average key assumptions used to calculate the fair value of the August 2019 Warrants:

	As of
	March 3, 2020	December 31, 2019
Expected volatility	124%	125%
Risk-free interest rate	0.8%	1.7%
Dividend yield	—	—
Expected term (in years)	4.5	4.6
Weighted-average fair value per share warrant	$0.21	$0.11

8.	Subsequent Events

In October 2020, we announced our decision to discontinue selling our Probuphine® (buprenorphine) implant and wind-down our commercialization activities and pursue a plan that will enable us to focus on our ProNeura-based product development efforts.

In October 2020, we entered into a Debt Settlement and Release Agreement (the “DSRA Agreement”) with Molteni and Horizon pursuant to which the parties agreed to settle the approximately $5.2 million of outstanding indebtedness to Molteni and Horizon ($4.0 million principal amount and approximately $1.2 million in final payments) in exchange for the payment of $1.6 million in cash, the transfer of certain Probuphine assets to Molteni, including manufacturing equipment, certain inventory and non-U.S. Probuphine intellectual property, and the termination of our rights to future payments under the Molteni Purchase Agreement.

In October 2020, we entered into an Asset Purchase Agreement (the “JT Agreement”) with JT Pharmaceuticals, Inc. (“JT Pharma”) to acquire JT Pharma’s kappa opioid agonist peptide, JT-09, for use in combination with our ProNeura® long-term, continuous drug delivery technology, for the treatment of chronic pruritus. Under the terms of the JT Agreement, JT Pharma received a $15,000 closing payment and is entitled to receive future milestone payments, payable in cash or in stock, based on the achievement of regulatory milestones, and single-digit percentage earn-out payments on net sales of the product if successfully developed and approved for commercialization.

In October 2020, we completed the 2020 Public Offering pursuant to which we sold 80,000,000 units at a price of $0.10 per unit, with each unit consisting of (i) one share of common stock and (ii) one warrant (the “October 2020 Warrants”) to purchase one share of common stock, resulting in gross proceeds of approximately $8.0 million. The net proceeds of the 2020 Public Offering, after deduction of underwriting discounts and commissions and other offering expenses and the $1.6 million payment pursuant to the DSRA Agreement, were approximately $5.7 million. The October 2020 Warrants have an exercise price of $0.10, will be exercisable commencing on the effective date of an increase in our authorized shares of common stock or a reverse split in an amount sufficient to permit the exercise in full of the October 2020 Warrants and will expire on the fifth anniversary of the initial exercise date.

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

Overview

Company Overview

We are a pharmaceutical company developing therapeutics utilizing our proprietary long-term drug delivery platform, ProNeura™, for the treatment of select chronic diseases for which steady state delivery of a drug has the potential to provide an efficacy and/or safety benefit. ProNeura consists of a small, solid implant made from a mixture of EVA (ethylene-vinyl acetate) and a drug substance. The resulting product is a solid matrix that is administered subdermally, normally in the inner upper arm, or potentially in alternative sites, in a brief, outpatient procedure and is removed in a similar manner at the end of the treatment period. These procedures may be performed by trained health care providers, or HCPs, including licensed and surgically qualified physicians, nurse practitioners, and physician’s assistants in a HCP’s office or other clinical setting.

Probuphine was the first product based on our ProNeura technology approved in the U.S., Canada and the European Union, or EU, for the maintenance treatment of opioid use disorder in clinically stable patients taking 8 mg or less a day of oral buprenorphine. On October 15, 2020, we issued a press release announcing our decision to discontinue selling Probuphine (buprenorphine) implant in the U.S., wind down our commercialization activities and focus on our ProNeura-based product development programs. We based this decision on several factors; most notably that commercializing Probuphine with the requirements of the current product label and the Risk Evaluation and Mitigation Strategy, or REMS, program has proven to be onerous, leading to minimal utilization despite our significant efforts to overcome these obstacles. Other factors that have negatively impacted Titan’s ability to effectively commercialize Probuphine include the financial constraints that have limited our sales and marketing capabilities; suboptimal reimbursement rates; and the complexity of the distribution channel. The continually changing environment due to the COVID-19 pandemic has further exacerbated these issues. As a result, sales of Probuphine have been, and would likely continue for the foreseeable future to be, extremely limited. After careful review of the recent sales and marketing results, the hurdles that Titan has and will continue to face, and the substantial additional expenditures and resources that would be required, our board of directors made a determination to advise the U.S. Food and Drug Administration (“FDA”) of its decision to cease commercialization of Probuphine. A wind-down plan taking into considerations FDA and state regulatory requirements, as well as business considerations is underway.

In October 2020, we entered into the DSRA Agreement with Molteni and Horizon, the holders of our approximately $5.2 million of outstanding secured debt ($4.0 million principal amount and approximately $1.2 million in payoff amounts) to settle such obligations for $1.6 million in cash, the transfer of certain Probuphine assets to Molteni, including all of our manufacturing equipment, and the termination of our rights to future payments under the Purchase Agreement with Molteni. The DSRA Agreement, which closed on October 30, 2020, provide for the release to us of the remaining collateral to enable us to continue operating as a research and development company.

Development Programs

Kappa Opioid Agonist Peptide Program

In October 2020, we entered into the JT Agreement with JT Pharma, for the acquisition and development of JT Pharma’s kappa opioid agonist peptide, or JT 09, for use in combination with our ProNeura technology. James McNab, a member of our board of directors, is a principal of JT Pharma. Several years ago, we began limited laboratory work in collaboration with JT Pharma to assess the feasibility of delivering JT 09 through peptide-infused ProNeura implants in animal models. Our initial work focused on JT-09’s ability to activate peripheral kappa opioid receptors, with the JT-09 ProNeura implants potentially providing a non-addictive treatment for certain types of pain. Recently, our collaboration with JT Pharma has pivoted to explore the feasibility of also using JT -09 implants in the treatment of chronic pruritus, a debilitating condition defined as itching of the skin lasting longer than six weeks. In 2015, an estimated 23 – 44 million Americans suffered from chronic pruritus in the setting of both cutaneous and systemic conditions. The antipruritic effect of kappa opioid agonists is thought to be related to their binding to kappa opioid receptors on keratinocytes, immune cells and peripheral itch neurons. We believe, based on our early animal data, that subcutaneous placement of the JT -09 implants could potentially deliver therapeutic concentrations of JT--09 for six months or longer following a single in-office procedure. The initial non-clinical studies designed to establish proof of concept in an animal model will be completed during Q2 2021, and, if successful, we will need to conduct Investigational New Drug, or IND, enabling safety and pharmacology studies. The efficacy of a kappa opioid agonist was first demonstrated in humans by Toray Industries, Inc., or Toray, using a highly potent small molecule kappa agonist, nalfurafine. Toray’s application for nalfurafine was approved in Japan for the treatment of pruritus in end stage kidney disease, or ESKD, and chronic liver disease. More recently, Cara Therapeutics Inc., or Cara, has demonstrated in phase 2 and phase 3 clinical trials the efficacy of a selective kappa opioid receptor agonist peptide, CR845, in the treatment of pruritus associated with ESKD in patients undergoing dialysis, and Cara has announced plans to submit a New Drug Application in the U.S. in the second half of 2020. According to published reports, the prevalence of ESKD has been rising continuously, and reached approximately 750,000 in 2017. Pruritus affects approximately 40% of patients with ESKD and has been associated with poor quality of life, poor sleep, depression, and mortality. We believe a ProNeura rod containing JT- 09 could potentially eliminate the need for multiple weekly injections by delivering therapeutic levels of medication for six months or longer following implant.

Nalmefene Development Program

In September 2019, the National Institute for Drug Addiction, or NIDA, awarded us an approximately $8.7 million grant over two years for our nalmefene implant development program for the prevention of opioid relapse following detoxification. An injectable formulation of nalmefene was approved by the FDA in 1995 for the management and reversal of opioid overdose, including respiratory depression. Oral nalmefene was approved by the European Medicines Agency in 2013 for treating alcohol dependence. The NIDA grant provides funds for the completion of implant formulation development, cGMP manufacturing and non-clinical studies required for filing an IND. During the first quarter of 2020 we met with the FDA to review our non-clinical development plans and obtain guidance regarding filing an IND. The FDA provided clear guidance on the type of development plan that we should follow, specifically that this product development should follow the 505(b)(i) regulatory pathway due to the lack of safety data on nalmefene for a long acting formulation, and the non-clinical studies that will be required to file an IND. Based on this input, collecting all the non-clinical chronic toxicology data will require an additional study as well as increasing the duration of an ongoing study that will delay filing of the IND to mid-2021. We have discussed the change in development plan with NIDA and they have accepted our plan to reallocate previously approved funds for conduct of the studies.

Management Restructuring

As previously disclosed, Sunil Bhonsle, our President and Chief Executive Officer, advised us of his desire to retire before the end of the year. Effective October 18, 2020, Kate DeVarney, Ph.D., our Executive Vice President and Chief Scientific Officer and a member of the board of directors, was promoted to the position of President and Chief Operating Officer. Effective October 31, 2020, Mr. Bhonsle stepped down from his executive role.

Dr. Marc Rubin, our Executive Chairman, together with Dr. DeVarney, will oversee our product development activities.

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

Results of Operations for the Three and Nine Months September 30, 2020 and 2019

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(In thousands)
Revenues:
License revenue	$—	$—	$—	$6	$313	$(307)
Product revenue	102	190	(88)	427	811	(384)
Grant revenue	1,018	757	261	3,348	1,270	2,078
Total revenues	$1,120	$947	$173	$3,781	$2,394	$1,387

The increase in total revenues for the three and nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to increases in grant revenue, partially offset by decreases in license and product revenue. Product revenue during the three and nine month periods ended September 30, 2020 declined substantially from the comparable periods in 2019 due to a substantial decrease in unit sales volumes, increased utilization of our patient assistance programs and the effects of the COVID-19 pandemic and the related shelter in place restrictions and clinic closures. Also, the first half of 2019 unit sales volume included initial purchases by specialty pharmacies. License revenue recognized for the nine months ended September 30, 2019 was related to the amortization of deferred revenue associated with the sale of our European intellectual property rights to Molteni.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(In thousands)
Operating expenses:
Cost of goods sold	$683	$188	$495	$1,081	$738	$343
Research and development	1,562	1,619	(57)	5,846	5,370	476
Selling, general and administrative	3,549	3,023	526	10,137	9,336	801
Total operating expenses	$5,794	$4,830	$964	$17,064	$15,444	$1,620

Cost of goods sold reflects costs and expenses associated with sales of our Probuphine product. The increase in cost of goods sold for the three and nine month periods ended September 30, 2020 was primarily related to an approximately $0.4 million non-cash loss related to the impairment of inventory.

The increase in research and development costs for the nine months ended September 30, 2020 was primarily associated with increased activities related to our NIDA grant for the development of a nalmefene implant. Other research and development expenses include internal operating costs such as research and development personnel-related expenses, non-clinical and clinical product development related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this document, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates. However, we anticipate that our research and development expenses will increase at such time as we are able to undertake the required Probuphine Phase 4 clinical studies and continue our current or any future ProNeura development programs to the extent these costs are not supported through grants or partners.

The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2020 was primarily due to expenses associated with the commercialization of Probuphine, which resulted in increases in employee related expenses, consulting and professional fees, other outside services, travel costs and facilities related expenses.

Other Expense, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(In thousands)
Other expense:
Interest expense, net	$(246)	$(238)	$(8)	$(718)	$(737)	$19
Non-cash gain (loss) on changes in fair value of warrants	—	1,041	(1,041)	(923)	1,066	(1,989)
Gain (loss) on debt extinguishment	—	291	(291)	—	226	(226)
Other income, net	(12)	(14)	2	(233)	(22)	(211)
Other income (expense), net	$(258)	$1,080	$(1,338)	$(1,874)	$533	$(2,407)

The decrease in other income (expense), net for the three months ended September 30, 2020 was primarily due to an approximately $1.0 million non-cash gain on changes in the fair value of our warrants issued in connection with our August 2019 offering and an approximately $0.3 million non-cash gain on debt extinguishment related to the modification of our loan from Molteni. The decrease in other income (expense), net for the nine months ended September 30, 2020 was primarily attributable to non-cash losses of approximately $2.0 million related to changes in the fair value of our warrants and approximately $0.2 million in costs attributable to the issuance of warrants.

Net Loss and Net Loss per Share

Our net loss for the three months ended September 30, 2020 was approximately $4.9 million, or approximately $0.05 per share, compared to our net loss of approximately $2.8 million, or approximately $0.18 per share, for the comparable period in 2019. Our net loss for the nine months ended September 30, 2020 was approximately $15.2 million, or approximately $0.17 per share, compared to our net loss of approximately $12.5 million, or approximately $0.89 per share, for the comparable period in 2019.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At September 30, 2020, we had working capital of approximately $0.8 million compared to working capital of approximately $4.7 million at December 31, 2019.

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

In September 2020, we completed a registered direct offering with several institutional investors pursuant to which we issued 19,440,000 shares of our common stock with an exercise price of $0.14 per share. As a result, we received net cash proceeds of approximately $2.4 million, after deduction of underwriting fees and other offering expenses.

During the nine months ended September 30, 2020, we received an aggregate of approximately $7.0 million in cash proceeds from the exercises of warrants to purchase 31,244,386 shares of our common stock.

In October 2020, we announced our decision to discontinue selling our Probuphine® (buprenorphine) implant and wind-down our commercialization activities and pursue a plan that will enable us to focus on our ProNeura-based product development efforts. Activities associated with the wind-down of our U.S. commercialization activities will continue through the second quarter of 2021.

In October 2020, we entered the DSRA Agreement with Molteni and Horizon pursuant to which the parties agreed to settle all of our obligations under the Loan Agreement. Under the terms of the DSRA Agreement, Molteni and Horizon agreed to settle the approximately $5.2 million of outstanding indebtedness in exchange for the payment of $1.6 million in cash, the transfer of certain Probuphine assets to Molteni, including manufacturing equipment, certain inventory and non-U.S. Probuphine intellectual property, and the termination of our rights to future payments under the Molteni Purchase Agreement.

In October 2020, we completed the 2020 Public Offering pursuant to which we received net proceeds of approximately $5,7 million, after deduction of underwriting discounts and commissions and other offering expenses and the $1.6 million payment pursuant to the DSRA Agreement.

At September 30, 2020, we had cash and cash equivalents of approximately $4.1 million, which we believe along with the proceeds of the 2020 Public Offering is sufficient to fund our planned operations into the third quarter of 2021. We will require additional funds to finance our operations beyond such period. We are exploring several financing alternatives; however, there can be no assurance that our efforts to obtain the funding required to continue our operations will be successful.

Sources and Uses of Cash

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Net cash used in operating activities	(12,642)	(11,782)
Net cash used in investing activities	(531)	(144)
Net cash provided by financing activities	12,023	3,191
Net decrease in cash and cash equivalents	(1,150)	(8,735)

Net cash used in operating activities for the nine months ended September 30, 2020 consisted primarily of our net loss of approximately $15.2 million, offset by approximately $0.3 million related to net changes in operating assets and liabilities, approximately $2.0 million of non-cash charges mainly related to non-cash losses on changes in fair value of warrants, non-cash losses on impairment of assets, interest expense, stock based compensation and depreciation and amortization, and approximately $0.2 million in costs attributable to the issuance of warrants. Net cash used in operating activities for the nine months ended September 30, 2019 consisted primarily of our net loss of approximately $12.5 million, approximately $1.1 million non-cash gain on changes in the fair value of warrant liability and approximately $0.3 million of other non-cash charges. This was partially offset by approximately $0.8 million related to net changes in operating assets and liabilities and non-cash charges of approximately $0.6 million related to stock-based compensation, approximately $0.5 million related to interest expense and approximately $0.2 million related to depreciation and amortization.

Cash used in investing activities was primarily related to purchases of equipment for both the nine months ended September 30, 2020 and 2019.

Net cash provided by financing activities for the nine months ended September 30, 2020 consisted of approximately $4.3 million of net cash proceeds from equity offerings, approximately $7.0 million of net cash proceeds from the exercises of warrants to purchase our common stock and approximately $0.7 million from our PPP Loan. Net cash provided by financing activities for the nine months ended September 30, 2019 consisted of approximately $0.7 million of net proceeds from the exercises of warrants to purchase our common stock and approximately $2.5 million of net proceeds from equity offerings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 have not materially changed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Executive Chairman, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2020, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2020 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

We have received notice that a legal proceeding has been initiated by a former employee alleging wrongful termination, retaliation, infliction of emotional distress, negligent supervision, hiring and retention and slander. An independent investigation into such individual’s allegations was conducted and concluded that such allegations were without merit. We intend to vigorously defend the lawsuit; however, in light of our cash position, there can be no assurance that the defense and/or settlement of this matter will not have a material adverse impact on our business.

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

The winding down of our commercial operations may be more costly and time-consuming than we anticipate.

The cessation of our Probuphine related commercial activities requires us to comply with FDA and state regulatory requirements, including those related to notifications to various stakeholders and the continuation of adverse event reporting, as well as to address a number of business considerations, such as termination of third-party agreements and transfer of manufacturing equipment. The costs and timing associated with the wind down of our commercial operations may exceed our current estimates, requiring a reallocation of proceeds that may limit what we can accomplish in our product development programs unless additional financing is procured sooner than we currently anticipate.

There are risks associated with a reverse split.

We have filed a proxy statement relating to a special meeting of stockholders that is being held to seek approval or a reverse stock split in the range of one-for-15 and one-for-30 (the “Reverse Split”). There are numerous factors and contingencies that could affect our stock price if the proposed Reverse Split is approved, including the status of the market for our stock at the time, our reported results of operations in future periods, and general economic, market and industry conditions. Accordingly, the market price of our common stock may not be sustainable at the direct arithmetic result of the Reverse Split. If the market price of our common stock declines after the Reverse Split, our total market capitalization (the aggregate value of all of our outstanding common stock at the then existing market price) after the split will be lower than before the split. The Reverse Split may also result in some stockholders owning “odd lots” of less than 100 shares of our common stock on a post-split basis. Odd lots may be more difficult to sell, or require greater transaction costs per share to sell, than shares in “round lots” of even multiples of 100 shares

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

On August 18, 2020, we received a notice from the Nasdaq Capital Market, or Nasdaq, that because our stockholders’ equity was less than $2,500,000, we were no longer in compliance with the minimum stockholders’ equity requirement for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). As a result of the closing of the 2020 Public Offering and the DSRA Agreement, we believe that we regained compliance with the minimum stockholders’ equity requirement. Nasdaq will continue to monitor our ongoing compliance with Nasdaq Listing Rule 5550(b) (1) and, if at the time of our next periodic report or thereafter we do not evidence compliance with the stockholders’ equity requirement or otherwise fail to comply with Nasdaq’s requirements for continued listing, Nasdaq may take steps to de-list the common stock. Importantly, the Company is not currently in compliance with the $1.00 minimum bid price requirement for continued listing and has until November 30, 2020 to regain compliance. We are seeking stockholder approval of a Reverse Split at a special meeting that has been rescheduled from November 16, 2020 to November 30, 2020. While the Reverse Split, if approved, should have the result of increasing the closing bid price of our common stock to above $1.00, we will not be able to regain compliance with the minimum bid price requirement within the time frame set by Nasdaq. Our prior efforts to obtain stockholder approval of a reverse stock split of our outstanding shares of common stock were not successful and there can be no assurance that stockholders will approve the Reverse Split proposal at the scheduled special meeting or that Nasdaq will provide us with an extension of time within which to regain compliance.

If our common stock is delisted from Nasdaq, our common stock would likely then trade only in the over-the- counter market. If our common stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; a reduced amount of news and analyst coverage for our Company; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock and would substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

In addition to the foregoing, if our common stock is delisted from Nasdaq and it trades on the over-the- counter market, the application of the “penny stock” rules could adversely affect the market price of our common stock and increase the transaction costs to sell those shares. The SEC has adopted regulations which generally define a “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. If our common stock is delisted from Nasdaq and it trades on the over-the- counter market at a price of less than $5.00 per share, our common stock would be considered a penny stock. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock occurs, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.

We have used almost all of our unreserved, authorized shares.

We have used almost all of our unreserved authorized shares and will need stockholder approval to implement an increase in our authorized shares of common stock or a reverse stock split. Our certificate of incorporation and the Delaware General Corporation Law, or the DGCL, currently require the approval of stockholders holding not less than a majority of all outstanding shares of capital stock entitled to vote in order to approve an increase in our authorized shares of common stock or a reverse stock split. There are no assurances that stockholder approval will be obtained, in which event will be unable to raise additional capital through the issuance of shares of common stock to fund our future operations.

We face risks related to health epidemics, such as the current COVID-19 global pandemic, that could adversely affect our operations or financial results.

The spread of COVID-19, the novel coronavirus, including restrictions on travel, “shelter in place” orders, and quarantine policies put into place by businesses and state and local governments to mitigate its transmission, had a material adverse effect on our business and contributed to our decision to discontinue our commercial operations,. As the pandemic continues, it may result in a sustained economic downturn that could affect our ability to access capital on reasonable terms, or at all, beyond the third quarter of this year, which could have a material adverse effect on our business, operating results and financial condition.

We received a loan under the Paycheck Protection Program of the CARES Act, and all or a portion of the loan may not be forgivable.

On April 20, 2020, we received an approximately $0.7 million PPP Loan pursuant to the Paycheck Protection Program of the CARES Act. The PPP Loan matures in April 2022 with an annual interest rate of 1.0%. The PPP Loan originally had a six month deferral of payments period which was extended to sixteen months during the third quarter of 2020 and may be prepaid at any time without penalty. The proceeds of the PPP Loan are to be used to retain workers and maintain payroll and make mortgage interest, lease and utility payments. Under the CARES Act, we will be eligible to apply for forgiveness of all loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses during the 24-week period following receipt of the loan, provided that we maintain our number of employees and compensation within certain parameters during such period. Not more than 40% of the forgiven amount may be for non-payroll costs. If the conditions outlined in the PPP loan program are adhered to by us, all or part of such loan could be forgiven. However, we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP loan will ultimately be forgiven by the SBA. Any forgiven amounts will not be included in our taxable income.

Item 6. Exhibits

(b)	Exhibits

Exhibit
No.	Description
1.1	Underwriting Agreement dated October 28, 2020 between Titan Pharmaceuticals, Inc. and Maxim Group LLC(26)
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended(4)
3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation dated September 24, 2015(6)
3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation dated January 23, 2019(16)
3.1.4	Certificate of Amendment to the Restated Certificate of Incorporation dated September 24, 2020(16)
3.2	By-laws of the Registrant(1)
4.1	Form of Lender Warrant(8)
4.2	Form of Rights Agreement Warrant(10)
4.3	Warrant Agency Agreement between Titan Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company and Form of Offering Warrant(15)
4.4	Representative’s Purchase Warrant(15)
4.5	Form of August 2019 Private Placement Warrant(17)
4.6	Class B Warrant Agency Agreement dated October 16, 2019 between Titan Pharmaceuticals, Inc. and Maxim Group LLC Form of January 2020 Private Placement Warrant(18)
4.7	Form of January 2020 Private Placement Warrant(19)
4.8	Form of March 3, 2020 Warrant Amendment Agreement(23)
4.9	Description of the Registrant’s Common Stock
4.10	Warrant Agency Agreement between Titan Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company and Form of Warrant(25)
4.11	Form of Lock-Up and Voting Agreement(25)
10.1	2001 Non-Qualified Employee Stock Option Plan(2)

10.2	2002 Stock Option Plan(3)
10.3	Titan Pharmaceuticals, Inc. 2014 Incentive Plan(5)
10.4	Titan Pharmaceuticals, Inc. Third Amended and Restated 2015 Omnibus Equity Incentive Plan(16)
10.5	Employment Agreement between Titan Pharmaceuticals, Inc. and Sunil Bhonsle(7)
10.6	Employment Agreement between Titan Pharmaceuticals, Inc. and Marc Rubin(7)
10.7	Venture Loan and Security Agreement, dated July 27, 2017, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation(8)
10.8	Amendment of Venture Loan and Security Agreement, dated February 2, 2018, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation(9)
10.9	Amended and Restated Venture Loan and Security Agreement, dated March 21, 2018, by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A.(10)
10.10 ±	Asset Purchase, Supply and Support Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A.(10)
10.11	Rights Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A.(10)
10.12 ±	Termination and Transition Services Agreement dated May 25, 2018 by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals, Inc.(11)
10.13 ±	Amendment to Asset Purchase, Supply and Support Agreement dated August 3, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A(12)
10.14 ±	Distribution and Sublicense Agreement dated February 1, 2016 as amended by agreement dated August 2, 2018 between Titan Pharmaceuticals, Inc. and Knight Therapeutics Inc.(13)
10.15	Amendment to lease for Registrant’s facility dated March 21, 2016(13)
10.16	Unsecured Convertible Loan Agreement dated September 18, 2018(14)
10.17	Employment Agreement between the Registrant and Katherine Beebe DeVarney(20)
10.18	Employment Agreement between the Registrant and Dane Hallberg(20)
10.19	Securities Purchase Agreement, dated August 7, 2019, by and between Titan Pharmaceuticals, Inc. and the investors named therein(17)
10.20	Securities Purchase Agreement, dated January 7, 2020, by and between Titan Pharmaceuticals, Inc. and the investors named therein(19)
10.21	Placement Agency Agreement, dated August 7, 2019, by and between Titan Pharmaceuticals, Inc. and Maxim Group LLC(17)
10.22	Placement Agency Agreement, dated January 7, 2020, by and between Titan Pharmaceuticals, Inc. and Maxim Group LLC(19)
10.23	Amendment dated September 10, 2019 to Amended and Restated Venture Loan and Security Agreement, dated March 21, 2018, by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A.(21)
10.24 ±	Amendment No. 2 dated September 10, 2019 to Asset Purchase, Supply and Support Agreement by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A.(21)
10.25	Amendment No. 2 dated March 12, 2020 to Amended and Restated Venture Loan and Security Agreement, dated March 21, 2018, by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A.(22)

10.26 ±±	Agreement for Co-Promotion Partnership, dated June 23, 2020, by and between Titan Pharmaceuticals, Inc. and Indegene, Inc.(23)
10.27	Debt Settlement and Release Agreement by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A.(24)
10.28±±	Asset Purchase Agreement dated October 27, 2020 between Titan Pharmaceuticals, Inc. and JT Pharmaceuticals, Inc.
14.1	Code of Business Conduct and Ethics(5)
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

±	Confidential treatment has been granted as to certain portions of this exhibit.
±±	Certain information has been omitted from this exhibit in reliance upon Item 601(b)(10) of Regulation S-K.
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-221126).
(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(4)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 filed on January 14, 2010.
(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 28, 2015.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 3, 2019.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 27, 2017.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 7, 2018.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 26, 2018.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 30, 2018.
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 3, 2018.
(13)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 20, 2018.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 25, 2018.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 25, 2019.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 8, 2019.
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated October 18, 2019.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 7, 2020.
(20)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated April 1, 2019.
(21)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 dated September 12, 2019.
(22)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated March 30, 2020.
(23)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2020.
(24)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated October 26, 2020.
(25)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A dated October 27, 2020.
(26)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated November 2, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: November 16, 2020	By:	/s/ Marc Rubin, M.D.
	Name:	Marc Rubin, M.D.
	Title:	Executive Chairman
(Principal Executive and Principal Financial Officer)

