Form 10-K
period 2020-12-31
TITAN PHARMACEUTICALS INC
filed 2021-03-31
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing price on June 30, 2020 was approximately $29.7 million.

As of March 26, 2021, 9,864,068 shares of common stock, $0.001 par value, of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

Titan Pharmaceuticals, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2020

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K or in the documents incorporated by reference herein may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that involve substantial risks and uncertainties. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements included or incorporated by reference in this report or our other filings with the Securities and Exchange Commission, or the SEC, include, but are not necessarily limited to, those relating to uncertainties relating to:

•      the ability to raise capital when needed;

•      the wind-down of Probuphine commercialization activities;

•      financing and strategic agreements and relationships;

•      difficulties or delays in the regulatory approval process;

•      uncertainties relating to manufacturing, sales, marketing and distribution of our drug candidates that may be successfully developed and approved for commercialization;

•      adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product development or commercialization;

•      dependence on third party suppliers;

•      the uncertainty of protection for our patents and other intellectual property or trade secrets; and

•      competition.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties, including the risks outlined under “Risk Factors” or elsewhere in this report, that could cause actual performance or results to differ materially from what is expressed in or suggested by the forward-looking statements.

Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. We caution you not to give undue weight to such projections, assumptions and estimates.

References herein to “we,” “us,” “Titan,” and “our company” refer to Titan Pharmaceuticals, Inc. unless the context otherwise requires.

Probuphine® and ProNeura™ are trademarks of our company. This Annual Report on Form 10-K also includes trade names and trademarks of companies other than Titan.

All share and per share data in this report gives retroactive effect to a one-for-30 reverse stock split effected in November 2020.

Item 1.	Business

Overview

We are a pharmaceutical company developing therapeutics utilizing our proprietary long-term drug delivery platform, ProNeura™, for the treatment of select chronic diseases for which steady state delivery of a drug provides an efficacy and/or safety benefit. ProNeura consists of a small, solid implant made from a mixture of ethylene-vinyl acetate, or EVA, and a drug substance. The resulting product is a solid matrix that is administered subdermally, normally in the inner upper arm, in a brief, outpatient procedure and is removed in a similar manner at the end of the treatment period of several months. These procedures may be performed by trained health care providers, or HCPs, including licensed and surgically qualified physicians, nurse practitioners, and physician’s assistants in a HCP’s office or other clinical setting.

Our first product based on our ProNeura technology was our Probuphine® (buprenorphine) implant, which was approved in the United States, Canada and the European Union, or EU, for the maintenance treatment of opioid use disorder in clinically stable patients taking 8 mg or less a day of oral buprenorphine. Following reacquisition of the rights to Probuphine from our former licensee in mid-2018, we endeavored to build our infrastructure and grow our commercial capabilities with the limited resources at our disposal. While we made important progress in laying the groundwork during 2019 to transition into a company with full commercial potential, and also among other things manage the challenges of the restrictive product label, the Risk Evaluation and Mitigation Strategy, or REMS, program and the complexity of the distribution channel, the emergence of the Covid-19 pandemic in early 2020 and the resultant restrictions and lockdown of facilities severely impacted our ability to continue to expand our commercial operations. With limited financial resources and insufficient sales revenue during the first three quarters of 2020, we made the decision to discontinue selling Probuphine in the U.S. and wind down our commercialization activities, and to pursue a plan that will enable us to focus on our current, early-stage ProNeura-based product development programs. Probuphine continues to be commercialized in Canada and the EU by other companies who have either licensed or acquired the rights from Titan.

ProNeura Continuous Drug Delivery Platform

Our ProNeura continuous drug delivery system consists of a small, solid rod-shaped implant made from a mixture of EVA and a drug substance. The resulting product is a solid matrix that is placed subdermally, normally in the inside part of the upper arm in a short physician office-based procedure and is removed in a similar manner at the end of the treatment period. The drug substance is released continuously through the process of diffusion-controlled dissolution. This results in a continuous, steady rate of release generally similar to intravenous administration. We believe that such long-term, almost linear release characteristics are desirable as they avoid the fluctuating peak and trough levels of oral dosing that often poses problems in a range of disease settings.

The ProNeura platform was developed to address the need for a simple, practical method to achieve continuous long-term drug delivery, and, depending on the characteristics of the compound to be delivered, can potentially provide treatment on an outpatient basis over extended periods of up to 12 months. We believe that the benefits of this technology have been demonstrated by the clinical results seen to date with Probuphine, and, in addition, that the development and regulatory process have been affirmed by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, and Health Canada approvals of this product. We have further demonstrated the feasibility of the ProNeura platform with small molecules, hormones, and bio-active peptides. The delivery system works with both hydrophobic and hydrophilic molecules. We have also shown the flexibility of the platform by experimenting with the release characteristics of the EVA implants, layering the implants with varying concentrations of drug, and generating implants of different sizes and porosity to achieve a desired delivery profile and have intellectual property covering this technology. Formulation development is conducted at a dedicated pilot plant established by Titan at the South West Research Institute, or SWRI, in San Antonio, Texas that includes cGMP manufacturing and testing capabilities. We also receive support services from the vast array of SWRI groups with expertise in manufacturing and material sciences. The facilities are compliant with both FDA and Drug Enforcement Agency, or DEA, requirements enabling us to work with controlled substances, and the manufacturing scale is ideal for product development during non-clinical and clinical testing stages.

Development Programs

Kappa Opioid Agonist Peptide Program

On October 27, 2020, we entered into an Asset Purchase Agreement with JT Pharmaceuticals, Inc., or JT Pharma, for the acquisition and development of JT Pharma’s kappa opioid agonist peptide, or TP-2021 (formerly JT-09), for use in combination with our ProNeura technology. James McNab, a member of our board of directors, is a principal of JT Pharma. Several years ago, we began limited laboratory experiments in collaboration with JT Pharma to assess the feasibility of delivering TP-2021 using TP-2021 peptide-infused ProNeura implants, or TP-2021 ProNeura implants, inserted subdermally in animal models. Our initial work focused on TP-2021’s ability to activate peripheral kappa opioid receptors, potentially providing a non-addictive treatment for certain types of pain. Recently, our experiments have pivoted to explore the feasibility of also using TP-2021 ProNeura implants in the treatment of chronic pruritus, a debilitating condition defined as itching of the skin lasting longer than six weeks. In February 2021, we announced that early non-clinical studies of TP-2021 subdermal injection demonstrated high potency and specificity for the human kappa opioid receptor and this enables us to move forward with proof -of- concept studies in appropriate animal models of pruritus to test the implant formulation.

In 2015, an estimated 23 – 44 million Americans suffered from chronic pruritus in the setting of both cutaneous and systemic conditions. Current treatments include anti-histamines, corticosteroids, and over-the-counter lotions, all of which are relatively ineffective and may have undesirable side-effect profiles. The antipruritic effect of kappa opioid agonists is thought to be related to their binding to kappa opioid receptors on keratinocytes, immune cells and peripheral itch neurons. We believe, based on our early non-clinical data, that subcutaneous implantation of the TP-2021 ProNeura implants could potentially deliver therapeutic concentrations of TP-2021 for up to six months or longer following a single in-office procedure. We are currently conducting the initial non-clinical studies designed to establish proof-of-concept, and if successful, we will need to conduct Investigational New Drug, or IND, enabling non-clinical safety and pharmacology studies prior to any clinical studies.

Nalmefene Development Program

In September 2019, the National Institute for Drug Addiction, or NIDA, awarded us an approximately $8.7 million grant over two years for our nalmefene implant development program for the prevention of opioid relapse following detoxification of patients suffering opioid use disorder, or OUD. An injectable formulation of nalmefene was approved by the FDA in 1995 for the management and reversal of opioid overdose, including respiratory depression. Oral nalmefene was approved by the EMA in 2013 for treating alcohol dependence. A nasal formulation of nalmefene is currently in clinical development by another company for the treatment of opioid overdose.

The NIDA grant provides funds for the completion of implant formulation development, cGMP manufacturing and non-clinical studies required for filing an IND. During the first quarter of 2020 we met with the FDA to review our non-clinical development plans and obtain guidance regarding filing an IND. Since other nalmefene formulations had already been approved by the FDA, we were pursuing a shorter, more streamlined 505(b)(ii) regulatory pathway in our development program. However, the FDA provided clear guidance on the type of development plan that we should follow, specifically that this product development should follow the more expansive 505(b)(i) regulatory pathway due to the lack of chronic safety data on nalmefene employing a long acting formulation, and the specific non-clinical studies that will be required to file an IND. Based on this input, collecting all the non-clinical chronic toxicology data will require an additional study as well as increasing the duration of an ongoing study that will delay filing of the IND to at least mid-2021. We have discussed the change in development plan with NIDA and they have accepted our plan to reallocate previously approved funds for conduct of the studies. Based on pursuing the 505(b)(i) pathway, the overall product development program cost is expected to increase considerably, and while we will discuss this further with NIDA, it is uncertain whether these additional funds will be available from NIDA or from any other sources.

Other programs

We are collaborating with the Walter Reed Army Institute of Research, or WRAIR, and SWRI in the early non-clinical evaluation of the ProNeura platform in malaria prophylaxis. The early data from this collaboration are encouraging and have been presented by the WRAIR staff at several conferences, and WRAIR has now received additional funding from the Department of Defense to continue the program with additional non-clinical testing of the atovaquone and proguanil implant formulations in large animal studies. WRAIR is also pursuing additional grant funding for testing other compounds that have shown promise as a prophylactic treatment for malaria and we will collaborate with WRAIR and SWRI as needed for the preparation of these implant formulations that, if successful, could be available to us for potential development and commercialization.

We have also conducted feasibility assessments and implant formulation activities with drugs used in the areas of chronic pain, type 2 diabetes and hypothyroidism, some of which was done in collaboration with third parties. Further research and development efforts on a product pipeline based on our ProNeura platform technology will depend on the availability of funding, either through corporate collaborations, grants or other sources.

Management Restructuring

Effective October 18, 2020, Kate Beebe DeVarney, Ph.D, our Executive Vice President and Chief Scientific Officer and a member of the board of directors, assumed the roles of President and Chief Operating Officer. Effective October 31, 2020, Sunil Bhonsle retired from his roles as President and Chief Executive Officer. Marc Rubin, M.D. our Executive Chairman, assumed the responsibilities associated with the Chief Executive role, and together with Dr. Beebe DeVarney, oversee our product development activities.

Agreements

Knight

Pursuant to an agreement (as amended, the Knight Agreement), we granted Knight Therapeutics Inc., or Knight, an exclusive license to commercialize Probuphine in Canada as well as a right of first negotiation in the event we intend to license commercialization rights to any other products in Canada. We are entitled to receive royalty payments from Knight on net sales of Probuphine in Canada ranging in percentage from the low-teens to the mid-thirties. In addition, we agreed to be the exclusive supplier of Probuphine to Knight subject to a supply agreement between us and Knight. During the term of the Knight Agreement, we may not commercialize any product in Canada containing buprenorphine that is intended for a treatment duration of six months or more.

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

Molteni

In March 2018, we entered into and in August 2018 amended an Asset Purchase, Supply and Support Agreement, or the Purchase Agreement, with L. Molteni & C. Dei Frattelli Alitti Societa Di Esercizio S.P.A., or Molteni, pursuant to which Molteni acquired the European intellectual property related to Probuphine and the exclusive right to commercialize Probuphine (which it renamed Sixmo) in Europe, as well as certain countries of the Commonwealth of Independent States, the Middle East and North Africa, or the Molteni Territory. We received an initial payment of €2.0 million ($2,448,000) for the purchased assets and an additional payment of €950,000 ($1,107,000) upon execution of the amendment. Additionally, Titan was entitled to receive earn-out payments for up to 15 years on net sales of Probuphine in the Molteni Territory.

The Purchase Agreement also provided that Titan would supply Molteni with semi-finished product (i.e., the implant and the applicator) on an exclusive basis at a fixed price through December 31, 2019, with subsequent price increases not to exceed annual cost increases to Titan under its current manufacturing agreement and for the purchase of the active pharmaceutical ingredient.

In March 2018, we entered into a loan agreement, or the Loan Agreement, which amended and restated our prior loan agreement with Horizon Technology Finance Corp., or Horizon. Under the Loan Agreement, Horizon assigned $2,400,000 of the $4,000,000 outstanding principal balance of the loan to Molteni and Molteni was appointed collateral agent and assumed majority and administrative control of the debt. Molteni was given the right to convert its portion of the debt into shares of our common stock at a conversion price of $216.00 per share and was required to effect this conversion of debt to equity if we completed an equity financing resulting in gross proceeds of at least $10,000,000 at a price per share of common stock in excess of $216.00 and repaid the $1,600,000 principal balance of Horizon’s loan amount. In September 2019, we amended the Loan Agreement with the goal of reducing our cash burn rate to enable us to focus on commercialization activities by extending the interest-only payment and forbearance periods by one year to December 31, 2020 and the maturity date by one year to June 1, 2022. In connection with the amendment to the Loan Agreement, as clarified by a subsequent amendment dated March 12, 2020, the final payments to the lenders were increased by an aggregate of $312,500 (exclusive of a restructuring fee payable to Horizon) and the conversion provisions related to Molteni’s portion of the loan amount were revised to eliminate the mandatory conversion feature, to reduce the conversion price to $6.75 per share and to cap the number of shares issuable upon conversion to 114,093.

In September 2018, Molteni made a convertible loan to us of €550,000 (approximately $642,000) which was converted in full into 14,943 shares of our common stock at $45.00 per share upon the receipt of regulatory approval of Sixmo for the EU in June 2019.

In September 2019, we entered into an amendment to the Purchase Agreement pursuant to which the percentage earn-out payments on net sales were reduced from the original range of low-teens to mid-twenties to low-teens to mid-teens. We also agreed to delay payments of any earn-outs until the later of (i) January 1, 2021 or (ii) the one year anniversary of completion of compliance by our manufacturer with EU requirements.

In October 2020, in connection with our decision to wind down our commercial operations, we entered into a Debt Settlement and Release Agreement, or DSRA, Agreement with Molteni and Horizon, the holders of our approximately $5.2 million of outstanding secured debt ($4.0 million principal amount and approximately $1.2 million in payoff amounts) to settle such obligations for $1.6 million in cash, the transfer of certain Probuphine assets to Molteni, including all of our manufacturing equipment, and the termination of our rights to future payments under the Purchase Agreement with Molteni. The DSRA Agreement provided for the release to us of the remaining collateral to enable us to continue operating as a research and development company.

JT Pharmaceuticals

In October 2020, we entered into an Asset Purchase Agreement, or the JT Agreement, with JT Pharmaceuticals, Inc., or JT Pharma, to acquire JT Pharma’s kappa opioid agonist peptide, TP-2021, for use in combination with our ProNeura long-term, continuous drug delivery technology for the treatment of chronic pruritus and other potential medical applications. Under the terms of the JT Agreement, JT Pharma received a $15,000 closing payment and is entitled to receive future milestone payments, payable in cash or in stock, based on the achievement of regulatory milestones, and single-digit percentage earn-out payments on net sales of the product if successfully developed and approved for commercialization.

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

In June 2010, the United States Patent and Trademark Office (“USPTO”) issued a patent covering methods of using Probuphine for the treatment of opiate addiction. Titan is the owner of this patent which claims a method for treating opiate addiction with a subcutaneously implanted device comprising buprenorphine and EVA, a biocompatible copolymer that releases buprenorphine continuously for extended periods of time. This patent will expire in April 2024. A U.S. continuation application is currently pending which includes claims related to Probuphine for the treatment of pain.  Related patents covering use of Probuphine with the continuous delivery technology for the treatment of opiate addiction have also been issued in Australia, Canada, Europe, India, Japan, Mexico, New Zealand, and Hong Kong. On March 21, 2018, we executed the Purchase Agreement with Molteni whereby the European intellectual property covering Probuphine, including the European patent, was acquired by Molteni. In October 2020, as part of the DSRA Agreement, Molteni acquired the issued patents related to Probuphine in Australia, India, Japan, Mexico, New Zealand, and Hong Kong. Patents covering certain dopamine agonist implants, including ropinirole implant, have already been issued in the United States, Europe, Japan, China, Australia, Canada, South Korea, Mexico, New Zealand, South Africa, Israel and Hong Kong.

In October 2020, we acquired patent applications to a sustained release composition comprising certain kappa-opioid receptor agonists in combination with a biocompatible polymer matrix from JT Pharmaceuticals.  Applications are pending in the United States, Europe, Japan, China, and Hong Kong.

We also have pending patent applications in the US, Australia, Canada, China, Europe, India, Japan and Mexico for implants for release of lipophilic or amphiphilic pharmaceutical substances, and for loadable porous structures for use as implants.

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

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Many companies, including major pharmaceutical companies and smaller specialized biotechnology companies, are engaged in the development and commercialization of therapeutic agents designed for the treatment of the same diseases and disorders that we target. Many of our competitors have substantially greater financial and other resources, larger research and development staff and more experience in the regulatory approval process. Moreover, potential competitors have or may have patents or other rights that conflict with patents covering our technologies. Our product development programs are currently in non-clinical stages of development and once these commence clinical development we can assess and provide details on specific competitive environment.

Manufacturing

The manufacturing of Probuphine is primarily conducted at DPT Laboratories, Inc., or DPT, pursuant to a commercial manufacturing agreement with DPT that governs the terms of the production and supply of Probuphine. During 2020, we modified and expanded the manufacturing facility at this contract manufacturer to establish commercial scale capability to support EU regulatory requirements for the manufacture of Probuphine. In October 2020, we entered into the DSRA Agreement which transferred our manufacturing facility at DPT to Molteni. Under the agreement, we will retain access to the facility for the manufacture and supply of Probuphine to Knight for Canada.

Ongoing formulation development is conducted at a dedicated facility established by Titan at SWRI in San Antonio, Texas that includes cGMP manufacturing and testing capabilities. We also receive support services from the vast array of SWRI groups with expertise in manufacturing and material sciences. The facilities are compliant with both FDA and Drug Enforcement Agency, or DEA, requirements enabling us to work with controlled substances, and the manufacturing scale is ideal for product development during non-clinical and clinical testing stages.

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

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the conduct of Phase 4 clinical trials as a condition of approval of an NDA.

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

505(b)(1) approval process

Section 505(b)(1) of the FDCA provides what is considered traditional drug development pathway to FDA approval of a drug product. This pathway is typically used for novel drugs that have not been previously studied or approved. This development approach requires the sponsor to conduct all studies necessary to demonstrate the safety and efficacy of the drug product.

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

Reimbursement

Sales of any product candidates we may successfully develop will depend, in part, on the extent to which such products are covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States no uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any products will be made on a payor by payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require our licensees to provide scientific and clinical support for the use of our product to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

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

Employees

As of March 26, 2021, we had 12 full-time employees.

Item 1A.	Risk Factors

Risks Related to Our Business and Industry

Our ProNeura development programs are at very early stages and will require substantial additional resources that may not be available to us.

To date, other than our work on Probuphine in OUD, and our work on nalmefene, we have conducted only limited research and development activities assessing our ProNeura delivery system’s applicability in other potential indications. While the nalmefene program is being funded in large part by NIDA, there is no assurance that NIDA will continue to provide the necessary funding to complete the regulatory approval process for this product candidate. We will also require substantial additional funds to advance TP-2021 beyond the proof-of-concept stage and to support further research and development activities, including the anticipated costs of nonclinical studies and clinical trials, regulatory approvals and eventual commercialization of any therapeutic based on our ProNeura platform technology. If we are unable to obtain substantial government grants or enter into third party collaborations to fund our ProNeura programs, we will need to seek additional sources of financing, which may not be available on favorable terms, if at all. If we do not succeed in obtaining the requisite funding for our ProNeura programs, we could be forced to discontinue product development. Furthermore, funding arrangements with collaborative partners or others may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves or license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available.

Our ability to successfully develop any future product candidates based on our ProNeura drug delivery technology is subject to the risks of failure and delay inherent in the development of new pharmaceutical products, including: delays in product development, clinical testing, or manufacturing; unplanned expenditures in product development, clinical testing, or manufacturing; failure to receive regulatory approvals; emergence of superior or equivalent products; inability to manufacture on our own, or through any others, product candidates on a commercial scale; and failure to achieve market acceptance. Importantly, if the TP-2021 initial proof-of-concept efforts are unsuccessful and we discontinue this program, our future prospects could be materially adversely impacted. Because of these risks, our research and development efforts may not result in any commercially viable products and our business, financial condition, and results of operations could be materially harmed.

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

Conducting clinical trials is a lengthy, time-consuming, and expensive process. The length of time may vary substantially according to the type, complexity, novelty, and intended use of the product candidate, and often can be several years or more per trial. Delays associated with products for which we are directly conducting clinical trials may cause us to incur additional operating expenses. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

•	inability to manufacture sufficient quantities of qualified materials under cGMP for use in clinical trials;

•	slower than expected rates of patient recruitment;

•	failure to recruit a sufficient number of patients; modification of clinical trial protocols;

•	changes in regulatory requirements for clinical trials;

•	the lack of effectiveness during clinical trials;

•	the emergence of unforeseen safety issues;

•	delays, suspension, or termination of the clinical trials due to the institutional review board responsible for overseeing the study at a particular study site; and

•	government or regulatory delays or “clinical holds” requiring suspension or termination of the trials.

The results from early clinical trials are not necessarily predictive of results obtained in later clinical trials. Accordingly, even if we obtain positive results from early clinical trials, we may not achieve the same success in future clinical trials. Clinical trials may not demonstrate statistically significant safety and effectiveness to obtain the requisite regulatory approvals for product candidates. The failure of clinical trials to demonstrate safety and effectiveness for the desired indications could cause us to abandon a product candidate and could delay development of other product candidates. Any delay in, or termination of, our clinical trials could materially harm our business, financial condition, and results of operations.

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

We may be unable to protect our patents and proprietary rights.

Our future success will depend to a significant extent on our ability to:

•	obtain and keep patent protection for our products, methods and technologies on a domestic and international basis;

•	enforce our patents to prevent others from using our inventions;

•	maintain and prevent others from using our trade secrets; and

•	operate and commercialize products without infringing on the patents or proprietary rights of others.

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

We face intense competition.

With respect to our product development programs, we face competition from numerous companies that currently market, or are developing, products for the treatment of the diseases and disorders we have targeted, many of which have significantly greater research and development capabilities, experience in obtaining regulatory approvals and manufacturing, marketing, financial and managerial resources than we have. We also compete with universities and other research institutions in the development of products, technologies and processes, as well as the recruitment of highly qualified personnel. Our competitors may succeed in developing technologies or products that are more effective than the ones we have under development or that render our proposed products or technologies noncompetitive or obsolete. In addition, our competitors may achieve product commercialization or patent protection earlier than we will.

We depend on a small number of employees and consultants.

We are highly dependent on the services of a limited number of personnel and the loss of one or more of such individuals could substantially impair our ongoing commercialization efforts. We compete in our hiring efforts with other pharmaceutical and biotechnology companies and it may be difficult and could take an extended period of time because of the limited number of individuals in our industry with the range of skills and experience required and because of our limited resources.

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

The spread of COVID-19, the novel coronavirus, including restrictions on travel, “shelter in place” orders, and quarantine policies put into place by businesses and state and local governments to mitigate its transmission, may have a material adverse effect on our business. While the duration of the pandemic and its potential economic impact are difficult to predict, it already has caused significant disruption in the healthcare industry and is likely to have continuing impacts as it continues. The travel restrictions, “shelter in place” orders, quarantine policies, and general concerns about the spread of COVID-19 was a significant factor in our decision to wind down our commercial operations because of the resulting disruptions in the delivery of healthcare to patients, our sales and marketing efforts and REMS training activities, as well as the operations of the various parts of our supply and distribution chain. The ultimate impact of the COVID-19 pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business, healthcare systems or the global economy as a whole. As the pandemic continues, it may result in a sustained economic downturn that could affect our ability to access capital on reasonable terms, or at all.

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred net losses in almost every year since our inception and we may never achieve profitability.

We have incurred net losses in almost every year since our inception. Our financial statements have been prepared assuming that we will continue as a going concern. For the years ended December 31, 2020 and 2019, we had net losses of approximately $18.2 million and $16.5 million, respectively, and had net cash used in operating activities of approximately $17.2 million and $15.4 million, respectively. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur net losses and negative operating cash flow for the foreseeable future as we wind down our commercial activities and focus on development of ProNeura based products. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to obtain government or third party funding for our development programs. We may never achieve profitability.

We will require additional proceeds to fund our product development programs.

We currently estimate that our available cash and cash equivalents will be sufficient to fund our working capital needs and product development efforts into the first quarter of 2022. We will require additional funds to advance TP-2021 beyond the proof-of-concept stage, if successful, for which we expect to have the results of the initial studies during the second or third quarter of 2021, and to fund any of our ProNeura development programs into the clinic and to complete the regulatory approval process necessary to commercialize any products we might develop. While we are currently evaluating the alternatives available to us, including government grants and third-party collaborations for one or more of our ProNeura programs, our efforts to address our liquidity requirements may not be successful. There can be no assurance that any source of capital will be available to us on acceptable terms.

Our net operating losses and research and development tax credits may not be available to reduce future federal and state income tax payments.

At December 31, 2020, we had federal net operating loss and tax credit carryforwards of approximately $268.8 million and approximately $8.0 million, respectively, and state net operating loss and tax credit carryforwards of approximately $109.7 million and approximately $9.2 million, respectively, available to offset future taxable income, if any. Current federal and state tax laws include substantial restrictions on the utilization of net operating loss and tax credits in the event of an ownership change and we cannot assure you that our net operating loss and tax carryforwards will continue to be available.

We received a loan under the Paycheck Protection Program of the CARES Act, and all or a portion of the loan may not be forgivable.

On April 20, 2020, we received an approximately $0.7 million PPP Loan pursuant to the Paycheck Protection Program of the CARES Act. The PPP Loan matures in April 2022 with an annual interest rate of 1.0%. The PPP Loan has a sixteen month deferral of payments period and may be prepaid at any time without penalty. The proceeds of the PPP Loan are to be used to retain workers and maintain payroll and make mortgage interest, lease and utility payments. Under the CARES Act, we will be eligible to apply for forgiveness of all loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses during the 24-week period following receipt of the loan, provided that we maintain our number of employees and compensation within certain parameters during such period. Not more than 40% of the forgiven amount may be for non-payroll costs. If the conditions outlined in the PPP loan program are adhered to by us, all or part of such loan could be forgiven. However, we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP loan will ultimately be forgiven by the SBA. Any forgiven amounts will not be included in our taxable income.

Risks Related to our Common Stock

Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our common stock.

During 2020, we received several notices from the Listing Qualifications Department the Nasdaq Stock Market, or Nasdaq, regarding the fact that the market price of our common stock was below the $1.00 minimum bid price requirement for continued listing. As a result of the reverse stock split we effected on November 30, 2020, we were able to regain compliance with the minimum bid requirement and remain listed on Nasdaq. We have also previously received notices of noncompliance due to our failure to maintain the $2,500,000 minimum stockholders’ equity requirement for continued listing. We were able to regain compliance with that requirement through capital raises and our discontinuation of the expenses associated with Probuphine commercial operations. There can be no assurance that we will continue to meet all of the criteria necessary for Nasdaq to allow us to remain listed.

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

In addition to the foregoing, if our common stock is delisted from Nasdaq and it trades on the over-the- counter market, the application of the “penny stock” rules could adversely affect the market price of our common stock and increase the transaction costs to sell those shares. The Securities and Exchange Commission, or SEC, has adopted regulations which generally define a “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. If our common stock is delisted from Nasdaq and it trades on the over-the- counter market at a price of less than $5.00 per share, our common stock would be considered a penny stock. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock occurs, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.

Our share price may be volatile, which could prevent you from being able to sell your shares at or above your purchase price.

The market price of shares of our common stock has been and may continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	results of our product development efforts;

•	regulatory actions with respect to our products under development or our competitors’ products;

•	actual or anticipated fluctuations in our financial condition and operating results;

•	actual or anticipated fluctuations in our competitors’ operating results or growth rate;

•	announcements by us, our potential future collaborators or our competitors of significant acquisitions, strategic collaborations, joint ventures, or capital commitments;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	inconsistent trading volume levels of our shares;

•	additions or departures of key personnel;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or our other stockholders;

•	market conditions for biopharmaceutical stocks in general; and

•	general economic and market conditions.

The stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of shares of our common stock and could subject us to securities class action litigation.

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

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions provide that:

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

We will seek to raise additional funds and may finance acquisitions or develop strategic relationships by issuing securities that would dilute your ownership. Depending on the terms available to us, if these activities result in significant dilution, it may negatively impact the trading price of our shares of common stock.

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

Our executive offices are located in approximately 9,255 square feet of office space in South San Francisco, California that we occupy under a five-year operating lease expiring in June 2021. It is our intention to reduce the office space commensurate with the current number of employees and continue to be based in South San Francisco.

Item 3.	Legal Proceedings

A legal proceeding has been initiated by a former employee alleging wrongful termination, retaliation, infliction of emotional distress, negligent supervision, hiring and retention and slander. An independent investigation into this individual’s allegations, while still an employee, was conducted utilizing an outside expert and concluded that such allegations were without merit. We intend to vigorously defend the lawsuit; however, in light of our cash position, there can be no assurance that the defense and/or settlement of this matter will not have a material adverse impact on our business.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “TTNP”.

Approximate Number of Equity Security Holders

At March 26, 2021, there were 9,864,068 shares of our common stock outstanding held by 84 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrant and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders(1)	26,196	$210.65	30,786
Equity compensation plans not approved by security holders(2)(3)	1,697	$737.38	—
Total	27,893	$242.70	30,786

(1)	In January 2021, our stockholders approved an amendment to the 2015 Omnibus Equity Incentive plan to increase the number of authorized shares to 1,000,000 shares.
(2)	Includes 412 shares underlying options granted to employees and consultants who are not officers or directors of Titan under our 2001 Employee Non-Qualified Stock Option Plan.
(3)	Includes 1,285 non-qualified stock options and restricted share awards granted to employees, directors and consultants under our 2014 Incentive Plan. For a description of the 2014 Plan, see Note 9 to the financial statements.

Item 6.	Selected Financial Data

Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of our operations together with its financial statements and the notes thereto appearing elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors”, “Cautionary Statement regarding Forward-Looking Statements” and elsewhere in this report.

Overview

We are a pharmaceutical company developing therapeutics utilizing our proprietary long-term drug delivery platform, ProNeura™, for the treatment of select chronic diseases for which steady state delivery of a drug provides an efficacy and/or safety benefit. ProNeura consists of a small, solid implant made from a mixture of ethylene-vinyl acetate, or EVA, and a drug substance. The resulting product is a solid matrix that is administered subdermally, normally in the inner upper arm, in a brief, outpatient procedure and is removed in a similar manner at the end of the treatment period of several months. These procedures may be performed by trained health care providers, or HCPs, including licensed and surgically qualified physicians, nurse practitioners, and physician’s assistants in a HCP’s office or other clinical setting.

Our first product based on our ProNeura technology was our Probuphine® (buprenorphine) implant, which was approved in the United States, Canada and the European Union, or EU, for the maintenance treatment of opioid use disorder in clinically stable patients taking 8 mg or less a day of oral buprenorphine. Following reacquisition of the rights to Probuphine from our former licensee in mid-2018, we endeavored to build our infrastructure and grow our commercial capabilities with the limited resources at our disposal. While we made important progress in laying the groundwork during 2019 to transition into a company with full commercial potential, and also among other things manage the challenges of the restrictive product label, the Risk Evaluation and Mitigation Strategy, or REMS, program and the complexity of the distribution channel, the emergence of the Covid-19 pandemic in early 2020 and the resultant restrictions and lockdown of facilities severely impacted our ability to continue to expand our commercial operations. With limited financial resources and insufficient sales revenue during the first three quarters of 2020, we made the decision to discontinue selling Probuphine in the U.S. and wind down our commercialization activities, and to pursue a plan that will enable us to focus on our current, early-stage ProNeura-based product development programs. Probuphine continues to be commercialized in Canada and the EU by other companies who have either licensed or acquired the rights from Titan.

We operate in only one business segment, the development of pharmaceutical products. We make available free of charge through our website, www.titanpharm.com, our periodic reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Critical Accounting Policies and the Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe the following accounting policies for the years ended December 31, 2020 and 2019 to be applicable:

Revenue Recognition

Beginning January 1, 2018, we have followed the provisions of ASC Topic 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized.

We generate revenue principally from collaborative research and development arrangements, technology licenses and sales, government grants and, until the discontinuance of our commercial operations, the sale of Probuphine in the U.S. Consideration received for revenue arrangements with multiple components is allocated among the separate performance obligations based upon their relative estimated standalone selling price.

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

Net Product Revenue

Prior to the discontinuation of our commercialization activities relating to Probuphine in the U.S., we recognized revenue from product sales when control of the product transfers, generally upon shipment or delivery, to our customers, which include distributors. As customary in the pharmaceutical industry, our gross product revenue was subject to a variety of deductions in the forms of variable consideration, such as rebates, chargebacks, returns and discounts, in arriving at reported net product revenue. This variable consideration was estimated using the most-likely amount method, which is the single most-likely outcome under a contract and was typically at stated contractual rates. The actual outcome of this variable consideration could materially differ from our estimates. From time to time, we would adjust our estimates of this variable consideration when trends or significant events indicated that a change in estimate is appropriate to reflect the actual experience. Additionally, we continued to assess the estimates of our variable consideration as we continued to accumulate additional historical data.

Returns – Consistent with the provisions of ASC 606, we estimated returns at the inception of each transaction, based on multiple considerations, including historical sales, historical experience of actual customer returns, levels of inventory in our distribution channel, expiration dates of purchased products and significant market changes which could impact future expected returns to the extent that we would not reverse any receivables, revenues, or contract assets already recognized under the agreement.  During the year ended December 31, 2019, we entered into agreements with large national specialty pharmacies with a distribution channel different from that of our existing customers and, therefore, the related reserves had unique considerations. We continued to evaluate the activities with these specialty pharmacies and updated the related reserves accordingly.

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

We use the Black-Scholes option pricing model to estimate the fair value method of our awards. Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. We estimate the expected term of stock options granted for the years ended December 31, 2020 and 2019 based on the historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and the expectations of future employee behavior. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. We estimate the pre-vesting forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

Lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on our balance sheet as right-of-use assets, operating lease liabilities, current and operating lease liabilities, non-current. We no longer recognize deferred rent on our balance sheet.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, the sale of royalty rights, sales of Probuphine and government-sponsored research grants. At December 31, 2020, we had working capital of approximately $3.1 million compared to working capital of approximately $4.7 million at December 31, 2019.

	2020	2019

As of December 31:
Cash and cash equivalents	$5,413	$5,223
Working capital	$3,105	$4,708
Current ratio	1.7:1	2.3:1

Years Ended December 31:
Cash used in operating activities	$(17,203)	$(15,445)
Cash used in investing activities	$(540)	$(256)
Cash provided by financing activities	$17,933	$11,268

Net cash used in operating activities for the year ended December 31, 2020 consisted primarily of the net loss for the period of approximately $18.2 million and approximately $2.0 million related to changes in the fair value of assets transferred as part of the DSRA Agreement. This was partially offset by an approximately $0.9 million non-cash gain due to changes in the fair value of warrants, approximately $0.5 million in non-cash interest expense, $0.3 million of depreciation and amortization expense, approximately $0.2 million of finance costs associated with warrant issuances, approximately $0.1 million related to losses on debt extinguishment and approximately $1.0 million related to net changes in other operating assets and liabilities. Uses of cash in operating activities were primarily to fund commercialization activities, product development programs and administrative expenses.

Net cash used in investing activities for the year ended December 31, 2020 was related to purchases of equipment.

Net cash provided by financing activities for the year ended December 31, 2020 consisted primarily of approximately $11.6 million in proceeds from our equity offerings, proceeds of approximately $7.2 million from the exercise of warrants to purchase our common stock and approximately $0.7 million received under our PPP Loan. This was partially offset by approximately $1.6 million in cash payments related to the DSRA Agreement.

During the year ended December 31, 2020, we received approximately $7.2 million in cumulative net cash proceeds from the exercise of outstanding warrants to purchase 1,112,313 shares of our common stock.

In January 2021, we completed a registered direct offering pursuant to which we issued 2,725,000 shares of our common stock at an offering price of $3.55 per share and private placement warrants to purchase 2,725,000 shares of our common stock with an exercise price of $3.55 per share. We received net cash proceeds of approximately $8.9 million after the deduction of underwriting fees and other offering expenses.

In October 2020, we completed a public offering pursuant to which we sold 2,666,667 shares of our common stock and issued warrants to purchase 2,666,667 shares of our common stock with an exercise price of $3.00 per share. We received net cash proceeds of approximately $5.7 million, after deduction of underwriting fees, other offering expenses and the $1.6 million payment pursuant to the DSRA Agreement.

In October 2020, we entered into the DSRA Agreement with Molteni and Horizon to settle our outstanding debt obligations for $1.6 million in cash, the transfer of certain Probuphine assets to Molteni, including all of our manufacturing equipment, and the termination of our rights to future payments under the Purchase Agreement with Molteni. The DSRA Agreement, provided for the release to us of the remaining collateral.

In September 2020, we completed a registered direct offering with several institutional investors pursuant to which we issued 648,000 shares of our common stock at a price of $4.20 per share. We received net cash proceeds of approximately $2.4 million, after the deduction of underwriting fees and other offering expenses.

In January 2020, we completed a registered direct offering pursuant to which we issued 290,000 shares of our common stock at an offering price of $7.50 per share and private placement warrants to purchase 290,000 shares of our common stock with an exercise price of $7.50 per share. We received net cash proceeds of approximately $1.9 million, after the deduction of underwriting fees and other offering expenses.

In October 2019, we completed an underwritten public offering pursuant to which we issued 1,342,534 units at an offering price of $6.75 per unit, consisting of 1,196,200 shares of our common stock, pre-funded warrants to purchase 146,334 shares of our common stock with an exercise price of $0.30 per share and Class B warrants to purchase 1,342,534 shares of our common stock at an exercise price of $6.75 per share. We received net cash proceeds totaling approximately $8.1 million, after the deduction of underwriting fees and other offering expenses.

In August 2019, we completed an offering pursuant to which we issued 49,334 shares of our common stock and pre-funded warrants to purchase 45,744 shares of our common stock with an exercise price of $0.30 per share in a registered direct offering and private placement warrants to purchase 95,078 shares of our common stock with an exercise price of $32.10 per share in a concurrent private placement. We received net cash proceeds totaling approximately $1.8 million, after deduction of underwriting fees and other offering expenses.

In June 2019, we issued 14,943 shares of our common stock upon the conversion of the Molteni Convertible Loan upon the receipt of the EMA approval of Sixmo.

In April 2019, we implemented an at-the-market offering, or the ATM, for the sale of up to $8.6 million of our common stock. During the year ended December 31, 2019, we received total net proceeds of approximately $0.5 million from the sale of 10,989 shares of our common stock at a weighted-average price of $48.00 per share under the ATM.

At December 31, 2020, we had cash and cash equivalents of approximately $5.4 million, which we believe, together with the approximately $8.9 million of the net proceeds from the January 2021 Offering, are sufficient to fund our planned operations into the first quarter of 2022. We will require additional funds to finance our operations beyond such period; however, there can be no assurance that our efforts to obtain the funding required to continue our operations will be successful. There is substantial doubt about our ability to continue as a going concern.

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenues

	Years ended December 31,
	2020	2019	Change
	(in thousands)
Revenue:
License revenue	$11	$315	$(304)
Product revenue	528	—	528
Grant revenue	4,299	2,290	2,009
Total revenue	$4,838	$2,605	$2,233

Product revenues from continuing operations for the year ended December 31, 2020 consisted of sales of our Probuphine product materials to Molteni and Knight for the EU and Canada, respectively. Revenue from sale of Probuphine in the U.S. has been reclassified to discontinued operations for all periods presented (see Note 11 to the financial statements included in this report for more information).

License revenue for the year ended December 31, 2020 reflects royalties received on sales of Probuphine by Knight in Canada. License revenue for the year ended December 31, 2019 reflects amortization of deferred revenue related to the sale to Molteni of the European intellectual property rights to our Probuphine product.

The increase in grant revenue was due to our increased activities related to the NIDA grant for the development of a nalmefene implant.

Operating Expenses

	Years ended December 31,
	2020	2019	Change
	(in thousands)
Operating expenses:
Cost of goods sold	$472	$—	$472
Research and development	5,916	5,080	836
General and administrative	5,801	5,401	400
Total operating expenses	$12,189	$10,481	$1,708

Cost of goods sold from continuing operations reflects costs and expenses associated with sales of our Probuphine product to Molteni and Knight for the EU and Canada, respectively. Cost of goods sold related to the sale of Probuphine in the U.S. has been reclassified to discontinued operations for all periods presented (see Note 11 to the financial statements included in this report for more information).

The increase in research and development costs from continuing operations was primarily associated with increased activities related to non-clinical studies required for the planned IND submission as part of our NIDA grant for the development of a nalmefene implant. Other research and development expenses include internal operating costs such as research and development personnel-related expenses, non-clinical and clinical product development related travel expenses, and allocation of facility and corporate costs. Research and development expenses related to our U.S. Probuphine activities have been reclassified to discontinued operations for all periods presented (see Note 11 to the financial statements included in this report for more information). As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this document, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates. However, we anticipate that our research and development expenses will increase as we continue our current or any future ProNeura development programs to the extent these costs are not supported through grants or partners.

The increase in general and administrative expenses was primarily due to increases in consulting and professional fees. This was partially offset by decreases in non-cash stock compensation expense. Selling and marketing expenses related to the sale of Probuphine in the U.S. have been reclassified to discontinued operations for all periods presented (see Note 11 to the financial statements included in this report for more information).

Other Expenses, Net

	Years ended December 31,
	2020	2019	Change
	(in thousands)
Other income (expense):
Interest expense, net	$(769)	$(967)	$198
Other income (expense), net	(258)	17	(275)
Non-cash gain (loss) on changes in the fair value of warrants	(923)	1,110	(2,033)
Non-cash gain on changes in the fair value of assets	1,975	—	1,975
Gain (loss) on debt extinguishment	(81)	226	(307)
Other income (expense), net	$(56)	$386	$(442)

The decrease in other income (expense) for the year ended December 31, 2020 was primarily due to non-cash losses related to changes in the fair value of warrants, losses related to debt extinguishment and expenses related to the issuance of the January 2020 Warrants. This was partially offset by non-cash gains on changes in the fair value of assets and decreases in interest expense related to our loans. Net other income for the year ended December 31, 2019 was primarily due to non-cash gains on changes in the fair value of warrants and again on debt extinguishment related to our Molteni loan, partially offset by interest expense on our loans. Higher interest expense for the year ended December 31, 2019 was primarily due to higher loan balances, partially offset by the settlement of our Molteni convertible loan in June 2019.

Discontinued Operations

Following our October 2020 decision to discontinue the commercialization of our Probuphine product in the U.S., we recorded a loss on discontinued operations for the years ended December 31, 2020 and 2019 of approximately $10.8 million and $9.0 million, respectively (see Note 11 to the financial statements included in this report for more information).

Net Loss and Net Loss per Share

Our net loss from continuing operations applicable to common stockholders for the year ended December 31, 2020 was approximately $7.4 million, or approximately $1.96 per share, compared to our net loss continuing operations applicable to common stockholders of approximately $7.5 million, or approximately $9.78 per share, for the comparable period in 2019. Our net loss from discontinued operations applicable to common stockholders for the year ended December 31, 2020 was approximately $10.8 million, or approximately $2.87 per share, compared to our net loss discontinued operations applicable to common stockholders of approximately $9.0 million, or approximately $11.71 per share, for the comparable period in 2019.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and we have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of Titan’s internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

(c) Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Securities Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors; Executive Officers and Corporate Governance

Set forth below are the name, age and position and a brief account of the business experience of each of our executive officers and directors:

Name	Age	Office	Director Since
Marc Rubin, M.D.	66	Executive Chairman of the Board	November 2007
Katherine Beebe DeVarney, Ph.D.	60	President, Chief Operating Officer and Director	December 2019
Joseph A. Akers (1)(2)(3)	75	Director	November 2014
M. David MacFarlane, Ph.D. (1)(2)(3)	80	Director	May 2002
James R. McNab, Jr. (1)(2)(3)	77	Director	November 2014

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Governance Committee

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

Katherine Beebe DeVarney, Ph.D. joined Titan in February 2007 and currently serves as our President and Chief Operating Officer. She has been a member of the Board since December 2019. During her 14 years with us, she has served in various scientific and medical research and development capacities, with primary responsibility for oversight of our product research and development, Regulatory Affairs, and Medical Affairs.  Dr. Beebe DeVarney has 24 years of experience as a Neuroscientist in the pharmaceutical industry, including positions of increasing responsibility with SmithKline Beecham, GlaxoSmithKline, Merck, and Corcept Therapeutics.  Prior to her pharmaceutical career, Dr. Beebe DeVarney was a hospital-based clinician and worked in academic medicine for 10 years.  She received her Ph.D. in Clinical Neuropsychology from George Mason University, and completed a two-year post-doctoral fellowship at Graduate Hospital and the University of Pennsylvania. Based on Dr. Beebe DeVarney’s extensive knowledge of the medical, research, and regulatory requirements of product development programs, our Board believes that Dr. Beebe DeVarney has the appropriate set of skills to serve as member of the Board.

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

Board Leadership Structure

Currently, our principal executive officer and chairman of the Board positions are held by Marc Rubin, MD.

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

SUMMARY COMPENSATION TABLE

The following table provides information regarding the compensation paid during the years ended December 31, 2020 and 2019 to each of the executive officers named below, who are collectively referred to as “named executive officers” elsewhere in this report.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards ($) (1)	Stock Awards ($) (1)	All Other Compensation ($)		Total Compensation ($)
Marc Rubin, MD(2)	2020	$250,521	$—	$—	$—	$—		$250,521
Executive Chairman	2019	$318,750	$—	$266,629	$—	$—		$583,379

Sunil Bhonsle (2)(3)	2020	$239,063	$—	$—	$—	$65,385	(4)	$304,448
Chief Executive Officer, President and Principal Financial Officer	2019	$417,115	$—	$266,629	$—	$—		$683,744

Katherine Beebe DeVarney, Ph.D. (3)	2020	$365,000	$—	$—	$—	$—		$365,000
Executive Vice President and Chief Scientific Officer	2019	$365,000	$—	$18,017	$—	$—		$383,017

Dane Hallberg (5)	2020	$124,856	$—	$—	$—	$175,000	(6)	$299,856
Executive Vice President and Chief Commercial Officer	2019	$350,000	$—	$72,748	$—	$—		$422,748

(1)	Amounts shown represent the grant date fair value computed in accordance with FASB ASC 718. The assumptions used by us with respect to the valuation of option grants and stock awards are set forth in Note 9 to the financial statements.
(2)	Beginning in January 2020, our Chief Executive Officer and our Executive Chairman agreed to a 50% reduction in their base salaries through June 30, 2020.
(3)	In October 2020, Mr. Bhonsle retired and Dr. Beebe DeVarney assumed the roles of President and Chief Operating Officer.
(4)	Amounts shown represent the payment of accrued vacation at time of retirement.
(5)	Mr. Hallberg’s employment terminated in April 2020.
(6)	Amounts shown represent severance payments.

Employee Benefits Plans

The principal purpose of our stock incentive plans is to attract, motivate, reward and retain selected employees, consultants and directors through the granting of stock-based compensation awards. The stock option plans provide for a variety of awards, including non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Code), stock appreciation rights, restricted stock awards, performance-based awards and other stock-based awards.

2001 Stock Option Plan

In August 2001, we adopted the 2001 Employee Non-Qualified Stock Option Plan, or the 2001 NQ Plan, pursuant to which 1,768 shares of common stock were authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan. The 2001 NQ Plan expired by its terms in August 2011. On December 31, 2020, options to purchase an aggregate of 412 shares of our common stock were outstanding under the 2001 NQ Plan.

2002 Stock Incentive Plan

In July 2002, we adopted the 2002 Stock Incentive Plan, or the 2002 Plan. Under the 2002 Plan, as amended, a total of approximately 7,234 shares of our common stock were authorized for issuance to employees, officers, directors, consultants, and advisers. The 2002 Plan expired by its terms in July 2012. On December 31, 2020, options to purchase an aggregate of 1,426 shares of our common stock were outstanding under the 2002 Plan.

2014 Incentive Plan

In February 2014, our Board adopted the 2014 Incentive Plan, or the 2014 Plan, pursuant to which 2,526 shares of our common stock were authorized for issuance to employees, directors, officers, consultants and advisors. On December 31, 2020, options to purchase 1,285 shares of our common stock were outstanding under the 2014 Plan.

2015 Omnibus Equity Incentive Plan

In August 2015, our stockholders approved the 2015 Omnibus Equity Incentive Plan, or the 2015 Plan. The 2015 Plan, as amended, authorized a total of 1,000,000 shares of our common stock for issuance to employees, directors, officers, consultants and advisors. On December 31, 2020, options to purchase 24,770 shares of our common stock were outstanding under the 2015 Plan.

Outstanding Equity Awards At Fiscal Year-End

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2020.

	Option Awards
Name	Number of Securities Underlying Unexercised Awards (#) Exercisable	Number of Securities Underlying Unexercised Awards (#) Unexercisable	Exercise Price ($)	Expiration Date
Marc Rubin, M.D.	152	—	1,386.00	4/15/2021
	253	—	1,137.60	1/3/2022
	203	—	594.00	3/16/2025
	506	—	918.00	12/14/2025
	440	—	918.00	02/02/2026
	390	—	702.00	02/13/2027
	946	—	174.60	03/07/2028
	2,779	—	52.50	4/2/2029
Sunil Bhonsle	203	—	1,386.00	4/15/2021
	304	—	1,137.60	1/3/2022
	243	—	594.00	3/16/2025
	506	—	918.00	12/14/2025
	496	—	918.00	2/2/2026
	445	—	702.00	02/13/2027
	945	—	174.60	03/7/2028
	2,778	—	52.50	4/2/2029
Katherine Beebe DeVarney, Ph.D.	102	—	46.58	5/11/2021
	152	—	46.58	1/3/2022
	142	—	594.00	3/16/2025
	223	—	46.58	12/14/2025
	223	—	46.58	2/13/2027
	945	—	174.60	3/7/2028
Dane Hallberg	1,389	—	37.80	04/24/2021
	2,667	—	45.00	04/24/2021

There were no options granted to or exercised by our named executive officers during 2020.

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

Employment Agreements

In February 2021 Dr. Rubin’s and Dr. Beebe DeVarney’s employment agreements were amended providing annual salaries of $395,000 and $385,000, respectively, and the term of Dr. Rubin’s agreement was extended to September 30, 2021. All other agreement terms remain substantially the same.

In October 2020, Mr. Bhonsle retired.

In April 2019, we entered into employment agreements with Dr. Rubin and Mr. Bhonsle providing for base annual salaries of $325,000 and $425,000, respectively. The employment agreements contain the following terms:

·	Bonuses. The executive may, at the sole discretion of the board of directors or the compensation committee, be considered for an annual bonus of up to 50% of their then base salary, payable in cash or awards under our equity incentive plan.

·	Term; Termination. The Employment Agreements have a 24 month term expiring on April 1, 2021 but may be terminated by us for any reason at any time. In the event of termination by us without cause or by the executive for good reason not in connection with a change of control, as those terms are defined in such agreements, the executive is entitled to (i) severance for the greater of 12 months or the balance of the term, (ii) a pro rata portion of any annual bonus, (iii) 12 months of COBRA payments, and (iv) the immediate accelerated vesting of any unvested restricted shares and stock options. In the event such a termination is within 30 days prior to or six months following a change of control, the executive is entitled to an additional six months of COBRA payments.

·	Restrictive Covenants. The Employment Agreements contain one-year post-termination noncompetition and non-solicitation provisions.

·	Clawback. The Employment Agreements contain a two-year post-termination clawback of benefits provision in the event of a restatement of financial results upon which such benefits were based.

In November 2018, we entered into an employment agreement with Dr. Beebe DeVarney providing for a base annual salary of $365,000. The employment agreement contains the following terms:

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

In September 2018, we entered into an employment agreement with Mr. Hallberg providing for a base annual salary of $350,000. Mr. Hallberg’s employment terminated in April 2020. The employment agreement contained the following terms:

·	Bonuses. The executive may, at the sole discretion of the board of directors or the compensation committee, be considered for an annual bonus of up to 50% of her then base salary, payable in cash or awards under our equity incentive plan.

·	Term; Termination. The Employment Agreement may be terminated by us for any reason at any time. In the event of termination by us without cause or by the executive for good reason not in connection with a change of control, as those terms are defined in such agreements, the executive is entitled to (i) severance for six months following the termination date, (ii) a pro rata portion of any annual bonus, (iii) six months of COBRA payments, and (iv) the immediate accelerated vesting of any unvested restricted shares and stock options. In the event such a termination is within 30 days prior to or six months following a change of control, the executive is entitled to an additional three months of severance and COBRA payments.

·	Restrictive Covenants. The Employment Agreement contains six-month post-termination noncompetition and non-solicitation provisions.

DIRECTOR COMPENSATION

Summary of Director Compensation

The following table summarizes compensation that our non-employee directors earned during 2020 for services as members of our Board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph A. Akers (2)	$56,875	$—	$—	$—	$—	$—	$56,875
M. David MacFarlane, Ph.D. (3)	56,875	—	—	—	—	—	56,875
James R. McNab, Jr. (4)	44,375	—	—	—	—	—	44,375
Scott A. Smith (5)	51,875	—	—	—	—	—	51,875

(1)	Amounts shown represent the grant date fair value computed in accordance with FASB ASC 718. The assumptions used by us with respect to the valuation of option grants and stock awards are set forth in Note 9 to the financial statements.
(2)	The aggregate number of option awards held at December 31, 2020 was 207.
(3)	The aggregate number of option awards held at December 31, 2020 was 303.
(4)	The aggregate number of option awards held at December 31, 2020 was 207.
(5)	The aggregate number of option awards held at December 31, 2020 was 84. Scott A. Smith did not stand for re-election to the Board at our January 2021 Annual Stockholder Meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 26, 2021, the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (ii) each director and director nominee; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. As of March 26, 2021, we had 9,864,068 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percent of Shares Beneficially Owned
Joseph A. Akers	2,504	(3)	*
Katherine DeVarney, Ph.D.	1,765	(4)	*
M. David MacFarlane, Ph.D.	1,268	(5)	*
James R. McNab, Jr.	2,988	(6)	*
Marc Rubin, M.D.	10,843	(7)	*
All executive officers and directors as a group (5) persons	19,368		*

*	Less than one percent.

(1)	Unless otherwise indicated, the address of such individual is c/o Titan Pharmaceuticals, Inc., 400 Oyster Point Boulevard, Suite 505, South San Francisco, California 94080.

(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of a person, shares of our common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 26, 2021 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

(3)	Includes (i) 207 shares issuable upon exercise of outstanding options and (ii) 1,112 shares issuable upon exercise of outstanding warrants.

(4)	Includes 1,685 shares issuable upon exercise of outstanding options.

(5)	Includes (i) 251 shares issuable upon exercise of outstanding options and (ii) 445 shares issuable upon exercise of outstanding warrants.

(6)	Includes (i) 207 shares issuable upon exercise of outstanding options and (ii) 1,112 shares issuable upon exercise of outstanding warrants.

(7)	Includes (i) 5,517 shares issuable upon exercise of outstanding options and (ii) 2,223 shares issuable upon exercise of outstanding warrants.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions.

None.

Independence of Directors

The following members of our Board meet the independence requirements and standards currently established by the Nasdaq: Joseph A. Akers, M. David MacFarlane and James R. McNab, Jr.

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

The purpose of the governance committee is to assist the Board in identifying qualified individuals to become Board members, in determining the composition of the Board and in monitoring the process to assess Board effectiveness. The governance committee consists of M. David MacFarlane and Joseph A. Akers, each of whom meets the independence requirements and standards currently established by Nasdaq.

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

Board Meetings

Our business and affairs are managed under the direction of our Board, which is currently composed of five members. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling and direction to our management. During the fiscal year ended December 31, 2020, the Board met seventeen times and took action by written consent one time. No director attended fewer than 75% of the meetings of the Board and Board committees of which the director was a member.

Item 14.	Principal Accounting Fees and Services.

Aggregate fees billed by OUM & Co. LLP, an independent registered public accounting firm, during the fiscal years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Audit Fees	$385,546	$461,322
Audit-Related Fees	—	—
Tax Fees	47,560	44,920
Total	$433,106	$506,242

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

All Other Fees —During the years ended December 31, 2020 and 2019, OUM & Co. LLP did not incur any fees for other professional services.

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

Prior to the engagement of the independent auditors for any fiscal year’s audit, management submits to the audit committee for approval lists of recurring audits, audit-related, tax and other services expected to be provided by the independent auditors during that fiscal year. The audit committee adopts pre-approval schedules describing the recurring services that it has pre-approved, and is informed on a timely basis, and in any event by the next scheduled meeting, of any such services rendered by the independent auditor and the related fees.

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

None

TITAN PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Titan Pharmaceuticals, Inc.

South San Francisco, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Titan Pharmaceuticals, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Discontinued Operations

Description of the Matter

As described in Note 1 to the financial statements, in October 2020, the Company announced a decision to discontinue selling Probuphine implants in the U.S. and wind down the commercialization activities and pursue a plan to enable them to focus on ProNeura-based product development programs. Management presents discontinued operations when there is a disposal or anticipated disposal of a component group or a group of components that, in management’s judgment, represents a strategic shift that will have a major effect on operations and financial results.

We identified the assessment of the results of discontinued operations as a critical audit matter. Given the nature of the Company discontinuing its commercialization activities, there is a high degree of complexity in identifying and segregating assets, liabilities, and results of operations for the discontinued operations.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included the following. We obtained an understanding and evaluated the design of the Company's internal control over accounting of significant unusual transactions. We evaluated management's judgment over the identification of the discontinued operating segment by obtaining an understanding of management's judgment, reviewing relevant supporting documentation, and inquiring of management regarding specific assumptions made. We tested the recognition and classifications of the Company’s segregation of assets, liabilities and the results of operations that are classified as discontinued operations by inspecting the Company’s accounting data and related adjustments. We also reviewed the accuracy and completeness of the Company’s disclosures as they relate to discontinued operations.

/s/ OUM & CO. LLP

San Francisco, California
March 31, 2021
We have served as the Company's auditor since 2004.

TITAN PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,
	2020	2019

	(In thousands, except share and per share data )
Assets
Current assets:
Cash and cash equivalents	$5,413	$5,223
Receivables	884	438
Inventory	328	563
Prepaid expenses and other current assets	522	534
Discontinued operations – current assets	181	1,550
Total current assets	7,328	8,308
Property and equipment, net	618	817
Operating lease right-of-use asset	141	397
Total Assets	$8,087	$9,522
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,253	$815
Accrued clinical trials expenses	214	169
Other accrued liabilities	319	264
Operating lease liability, current	150	272
Current portion of long-term debt	327	—
Discontinued operations – current liabilities	1,960	2,080
Total current liabilities	4,223	3,600
Long-term debt, net of debt discount of $0 and $346	332	4,019
Warrant liability	—	320
Operating lease liability, non-current	—	150
Total liabilities	4,555	8,089
Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized, none issued and outstanding at December 31, 2020 and 2019.	—	—
Common stock, at amounts paid-in, $0.001 par value per share; 225,000,000 shares authorized 7,139,068 and 1,912,627 shares issued and outstanding at December 31, 2020 and 2019, respectively.	7	2
Additional paid-in capital	370,804	350,468
Accumulated deficit	(367,279)	(349,037)
Total stockholders’ equity	3,532	1,433
Total liabilities and stockholders’ equity	$8,087	$9,522

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2020	2019

	(In thousands, except per share data)
Revenue:
License revenue	$11	$315
Product revenue	528	—
Grant revenue	4,299	2,290
Total revenue	4,838	2,605
Operating expenses:
Cost of goods sold	472	—
Research and development	5,916	5,080
General and administrative	5,801	5,401
Total operating expenses	12,189	10,481
Loss from operations	(7,351)	(7,876)
Other income (expense):
Interest expense, net	(769)	(967)
Other income (expense), net	(258)	17
Non-cash gain (loss) on changes in the fair value of warrants	(923)	1,110
Non-cash gain on changes in the fair value of assets	1,975	—
Non-cash gain (loss) on debt extinguishment	(81)	226
Other income (expense), net	(56)	386
Loss from continuing operations	(7,407)	(7,490)
Loss on discontinued operations	(10,835)	(8,968)
Net loss and comprehensive loss	$(18,242)	$(16,458)
Basic and diluted net loss per common share from continuing operations	$(1.96)	$(9.78)
Basic and diluted net loss per common share on discontinued operations	$(2.87)	$(11.71)
Weighted average shares used in computing basic and diluted net loss per common share	3,773	766

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2018	—	$—	434	$1	$339,409	$(332,579)	$6,831
Net loss	—	—	—	—	—	(16,458)	(16,458)
Issuance of common stock, net			1,257	1	8,236	—	8,237
Issuance of common stock upon exercise of warrants, net	—	—	207	—	1,601	—	1,601
Stock-based compensation	—	—	—	—	572	—	572
Issuance of common stock upon conversion of convertible debt	—	—	15	—	650	—	650
Balances at December 31, 2019	—	—	1,913	2	350,468	(349,037)	1,433
Net loss	—	—	—	—	—	(18,242)	(18,242)
Issuance of common stock, net	—	—	3,605	4	10,190	—	10,194
Issuance of common stock upon exercise of warrants, net	—	—	1,563	2	7,241	—	7,243
Reverse stock split adjustments	—	—	58	(1)	1	—	—
Reclassification of liability-classified warrants to equity	—	—	—	—	2,897	—	2,897
Stock-based compensation	—	—	—	—	7	—	7
Balances at December 31, 2020	—	$—	7,139	$7	$370,804	$(367,279)	$3,532

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net loss	$(18,242)	$(16,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain on difference between fair and carrying value of assets transferred in debt settlement	(1,975)	—
Depreciation and amortization	292	244
Non-cash interest expense	498	613
Non-cash loss (gain) on changes in fair value of warrants	923	(1,110)
Non-cash loss (gain) on debt extinguishment	81	(226)
Stock-based compensation	7	572
Finance costs for issuance of warrants	211	—
Other	(16)	(41)
Changes in operating assets and liabilities:
Receivables	186	744
Inventory	287	264
Contract assets	—	99
Prepaid expenses and other assets	391	(547)
Accounts payable	1,101	(125)
Accrued sales allowances	(747)	809
Other accrued liabilities	(200)	30
Deferred revenue	—	(313)
Net cash used in operating activities	(17,203)	(15,445)
Cash flows from investing activities:
Purchases of furniture and equipment	(540)	(256)
Net cash used in investing activities	(540)	(256)
Cash flows from financing activities:
Proceeds from equity offerings	11,636	9,665
Net loan proceeds	654	—
Proceeds from the exercise of warrants	7,243	1,603
Payments on long-term debt	(1,600)	—
Net cash provided by financing activities	17,933	11,268
Net increase (decrease) in cash	190	(4,433)
Cash, cash equivalents and restricted cash at beginning of period	5,223	9,656
Cash, cash equivalents and restricted cash at end of period	$5,413	$5,223
Supplemental disclosure of cash flow information
Interest paid	$295	$432
Purchases of property and equipment in accounts payable or accrued expenses	$—	$11

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

The Company

We are a pharmaceutical company developing therapeutics utilizing our proprietary long-term drug delivery platform, ProNeura™, for the treatment of select chronic diseases for which steady state delivery of a drug provides an efficacy and/or safety benefit. ProNeura consists of a small, solid implant made from a mixture of ethylene-vinyl acetate, or EVA, and a drug substance. The resulting product is a solid matrix that is administered subdermally, normally in the inner upper arm, in a brief, outpatient procedure and is removed in a similar manner at the end of the treatment period of several months. These procedures may be performed by trained health care providers, or HCPs, including licensed and surgically qualified physicians, nurse practitioners, and physician’s assistants in a HCP’s office or other clinical setting.

Our first product based on our ProNeura technology was our Probuphine® (buprenorphine) implant, which was approved in the United States, Canada and the European Union, or EU, for the maintenance treatment of opioid use disorder in clinically stable patients taking 8 mg or less a day of oral buprenorphine. Following reacquisition of the rights to Probuphine from our former licensee in mid-2018, we endeavored to build our infrastructure and grow our commercial capabilities with the limited resources at our disposal. While we made important progress in laying the groundwork during 2019 to transition into a company with full commercial potential, and also among other things manage the challenges of the restrictive product label, the Risk Evaluation and Mitigation Strategy, or REMS, program and the complexity of the distribution channel, the emergence of the Covid-19 pandemic in early 2020 and the resultant restrictions and lockdown of facilities severely impacted our ability to continue to expand our commercial operations. With limited financial resources and insufficient sales revenue during the first three quarters of 2020, we made the decision to discontinue selling Probuphine in the U.S. and wind down our commercialization activities, and to pursue a plan that will enable us to focus on our current, early-stage ProNeura-based product development programs. Probuphine continues to be commercialized in Canada and the EU by other companies who have either licensed or acquired the rights from Titan. We operate in only one business segment, the development of pharmaceutical products.

In November 2020, pursuant to prior stockholder authorization, our board of directors, or the Board, effected a reverse split of the outstanding shares of our common stock at a ratio of one share for every thirty shares then outstanding, or the Reverse Split. Pursuant to their respective terms, the number of shares underlying our outstanding options and warrants was reduced and their respective exercise prices increased by the Reverse Split ratio. The number of shares of common stock authorized and the par value of $0.001 per share did not change as a result of the Reverse Split. All share and per share amounts contained in this Annual Report on Form 10-K give retroactive effect to the Reverse Split.

The accompanying financial statements have been prepared assuming we will continue as a going concern.

At December 31, 2020, we had cash and cash equivalents of approximately $5.4 million, which we believe, together with the net cash proceeds of approximately $8.9 million received from the registered direct offering of our common stock in January 2021, is sufficient to fund our planned operations into the first quarter of 2022. We will require additional funds to finance our operations. We are exploring several financing alternatives; however, there can be no assurance that our efforts to obtain the funding required to continue our operations will be successful. There is substantial doubt about our ability to continue as a going concern.

Discontinued Operations

In October 2020, we announced our decision to discontinue selling Probuphine in the U.S. and wind down our commercialization activities, and to pursue a plan that will enable us to focus on our current, early-stage ProNeura-based product development programs.

The accompanying financial statements have been recast for all periods presented to reflect the assets, liabilities, revenue and expenses related to our U.S. commercialization activities as discontinued operations (see Note 11). The accompanying financial statements are generally presented in conformity with our historical format. We believe this format provides comparability with the previously filed financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Based upon the above assessment, we concluded that, at the date of filing the financial statements in this Annual Report on Form 10-K for the year ended December 31, 2020, we did not have sufficient cash to fund our operations for the next 12 months without additional funds and, therefore, there was substantial doubt about our ability to continue as a going concern within 12 months after the date the financial statements were issued. Additionally, we have suffered recurring losses from operations and have an accumulated deficit that raises substantial doubt about our ability to continue as a going concern.

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

	As of December 31,
	2020	2019
Raw materials and supplies	$170	$563
Finished goods	158	—
	$328	$563

The approximately $158,000 of finished goods inventory at December 31, 2020 included materials held for sale to Molteni and Knight. We had approximately $435,000 of finished goods inventory at December 31, 2019 which has been reclassified to discontinued operations.

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

All investments with original maturities of three months or less are considered to be cash equivalents. We had money market funds of approximately $5.1 million and $4.9 million as of December 31, 2020 and 2019, respectively, included in our cash and cash equivalents.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.

Revenue Recognition

We generate revenue principally from collaborative research and development arrangements, technology licenses and sales, government grants, sales of Probuphine materials to Molteni and Knight, and prior to the discontinued operations, the sale of Probuphine in the U.S. Consideration received for revenue arrangements with multiple components is allocated among the separate performance obligations based upon their relative estimated standalone selling price.

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

Net Product Revenue

Prior to the discontinuation of our commercialization activities relating to Probuphine in the U.S., we recognized revenue from product sales when control of the product transfers, generally upon shipment or delivery, to our customers, which include distributors. As customary in the pharmaceutical industry, our gross product revenue was subject to a variety of deductions in the forms of variable consideration, such as rebates, chargebacks, returns and discounts, in arriving at reported net product revenue. This variable consideration was estimated using the most-likely amount method, which is the single most-likely outcome under a contract and was typically at stated contractual rates. The actual outcome of this variable consideration could materially differ from our estimates. From time to time, we would adjust our estimates of this variable consideration when trends or significant events indicated that a change in estimate is appropriate to reflect the actual experience. Additionally, we continued to assess the estimates of our variable consideration as we continued to accumulate additional historical data.

Returns – Consistent with the provisions of ASC 606, we estimated returns at the inception of each transaction, based on multiple considerations, including historical sales, historical experience of actual customer returns, levels of inventory in our distribution channel, expiration dates of purchased products and significant market changes which could impact future expected returns to the extent that we would not reverse any receivables, revenues, or contract assets already recognized under the agreement.  During the year ended December 31, 2019, we entered into agreements with large national specialty pharmacies with a distribution channel different from that of our existing customers and, therefore, the related reserves had unique considerations. We continued to evaluate the activities with these specialty pharmacies and updated the related reserves accordingly.

Rebates – Our provision for rebates was estimated based on our customers’ contracted rebate programs and our historical experience of rebates paid.

Discounts –The provision was estimated based upon invoice billings, utilizing historical customer payment experience.

The following table provides a summary of activity with respect to our product returns and discounts and rebates, which have been reclassified to discontinued operations for all periods presented (in thousands):

	Accrued Sales Allowances
	Product Return Allowance	Discounts and Rebates Allowance	Total	Allowance for Doubtful Accounts
Balance at December 31, 2019	$721	$88	$809	$63
Provision	94	40	134	31
Payments/credits	(759)	(123)	(882)	(78)
Balance at December 31, 2020	$56	$5	$61	$16

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

Net Loss Per Share

Basic net loss per share excludes the effect of dilution and is computed by dividing net loss by the weighted-average number of shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised into shares. In calculating diluted net loss per share, the numerator is adjusted for the change in the fair value of the warrant liability (only if dilutive) and the denominator is increased to include the number of potentially dilutive common shares assumed to be outstanding during the period using the treasury stock method. Basic and diluted net loss per share was the same for each of the periods presented.

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of shares of common stock outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect for the years ended (in thousands):

	December 31,
	2020	2019
Weighted-average anti-dilutive common shares resulting from stock awards	31	36
Weighted-average anti-dilutive common shares resulting from warrants	297	256
Convertible debt	—	49
	328	341

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

The following table presents maturities of our operating lease as of December 31, 2020 (in thousands):

2021	155
Total minimum lease payments (base rent)	155
Less: imputed interest	(5)
Total operating lease liabilities	$150

Subsequent Events

We have evaluated events that have occurred subsequent to December 31, 2020 and through the date that the financial statements are issued.

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

Financial instruments, including receivables, accounts payable and accrued liabilities are carried at cost, which we believe approximates fair value due to the short-term nature of these instruments. The approximately $5.1 million and $4.9 million fair values of money market funds as of December 31, 2020 and 2019 included in our cash and cash equivalents are classified as Level 1 and were derived from quoted market prices as active markets for these instruments exists. Our warrant and derivative liabilities are classified within level 3 of the fair value hierarchy because the value is calculated using significant judgment based on our own assumptions in the valuation of these liabilities.

The following table presents a roll forward of the fair value of our warrant liability, the fair value of which is determined by Level 3 inputs for the years ended (in thousands):

	2020	2019
Fair value, beginning of period	$320	$—
Issuance of warrants	1,654	1,430
Change in fair value(1)	923	(1,110)
Reclassification of warrants to additional paid-in capital	(2,897)	—
Fair value, end of period	$—	$320

(1)  Recognized as non-cash loss on changes in fair value of warrants in the statement of operations and comprehensive loss.

The following table presents a roll forward of the fair value of our derivative liability, the fair value of which is determined by Level 3 inputs for the years ended (in thousands):

	December 31,
	2020	2019
Fair value, beginning of period	$—	$25
Issuance of derivative	—	—
Change in fair value	—	(25)
Fair value, end of period	$—	$—

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

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for convertible instruments. ASU 2020-06 eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance is effective beginning after December 15, 2023 and must be applied using either a modified or full retrospective approach. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our financial statements and related disclosures.

2.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2020	2019
Furniture and office equipment	$388	$388
Leasehold improvements	408	408
Laboratory equipment	1,108	3,413
Computer equipment	1,262	1,218
Construction in progress	—	73
	3,166	5,500
Less accumulated depreciation and amortization	(2,548)	(4,683)
Property and equipment, net	$618	$817

3.	Molteni Purchase Agreement

In March 2018, we entered into and in August 2018 amended an Asset Purchase, Supply and Support Agreement, or the Purchase Agreement, with L. Molteni & C. Dei Frattelli Alitti Societa Di Esercizio S.P.A., or Molteni, pursuant to which Molteni acquired the European intellectual property related to Probuphine and the exclusive right to commercialize Probuphine (which it renamed Sixmo) in Europe, as well as certain countries of the Commonwealth of Independent States, the Middle East and North Africa, or the Molteni Territory. We received an initial payment of €2.0 million ($2,448,000) for the purchased assets and an additional payment of €950,000 ($1,107,000) upon execution of the amendment. Additionally, Titan was entitled to receive earn-out payments for up to 15 years on net sales of Probuphine in the Molteni Territory.

The Purchase Agreement also provided that Titan would supply Molteni with semi-finished product (i.e., the implant and the applicator) on an exclusive basis at a fixed price through December 31, 2019, with subsequent price increases not to exceed annual cost increases to Titan under its current manufacturing agreement and for the purchase of the active pharmaceutical ingredient.

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

The following table presents changes in contract assets and liabilities during the year ended December 31, 2019 (in thousands):

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

In October 2020, we entered into a Debt Settlement and Release Agreement (“DSRA Agreement”) with Molteni and Horizon Technology Finance Corporation (“Horizon”), the holders of our outstanding secured debt, to settle such obligations for $1.6 million in cash, the transfer of certain Probuphine assets to Molteni, including all of our manufacturing equipment, and the termination of our rights to future payments under the Purchase Agreement with Molteni. The DSRA Agreement, provided for the release to us of the remaining collateral. We recorded a loss of approximately $0.1 million related to the DSRA Agreement in the statements of operations and comprehensive loss for the period ended December 31, 2020.

4.	JT Pharmaceuticals Asset Purchase Agreement

In October 2020, we entered into an Asset Purchase Agreement (the “JT Agreement”) with JT Pharmaceuticals, Inc. (“JT Pharma”) to acquire JT Pharma’s kappa opioid agonist peptide, TP-2021, for use in combination with our ProNeura long-term, continuous drug delivery technology, for the treatment of chronic pruritus and other medical conditions. Under the terms of the JT Agreement, JT Pharma received a $15,000 closing payment and is entitled to receive future milestone payments, payable in cash or in stock, based on the achievement of regulatory milestones, and single-digit percentage earn-out payments on net sales of the product if successfully developed and approved for commercialization. To date, none of these events have occurred and no contingent consideration, milestone or earn-out payments have been recognized.

5.	Commitments and Contingencies

Lease Commitments

We lease our office facility under operating lease that expires in June 2021. Rent expense associated with this lease was approximately $0.3 million each year for years ended December 31, 2020 and 2019, respectively.

Minimum payments

Our manufacturing agreement, as amended, with DPT, our contract manufacture, provides for a minimum manufacturing fee of $1.0 million. In the event we do not have DPT manufacture sufficient quantities of product to exceed the minimum manufacturing fee, DPT is able to invoice us for the amount of the shortfall.

Guarantees and Indemnifications

As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2020.

In the normal course of business, we have commitments to make certain milestone payments to various clinical research organizations in connection with our clinical trial activities. Payments are contingent upon the achievement of specific milestones or events as defined in the agreements, and we have made appropriate accruals in our financial statements for those milestones that were achieved as of December 31, 2020. We also provide indemnifications of varying scope to our CROs and investigators against claims made by third parties arising from the use of our products and processes in clinical trials. Historically, costs related to these indemnification provisions were immaterial. We also maintain various liability insurance policies that limit our exposure. We are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

Legal Proceedings

A legal proceeding has been initiated by a former employee alleging wrongful termination, retaliation, infliction of emotional distress, negligent supervision, hiring and retention and slander. An independent investigation into this individual’s allegations, while still an employee, was conducted utilizing an outside expert and concluded that such allegations were without merit. We intend to vigorously defend the lawsuit; however, in light of our cash position, there can be no assurance that the defense and/or settlement of this matter will not have a material adverse impact on our business.

6.	Warrant Liability

March 2020 Warrant Amendment

On March 3, 2020, we amended certain outstanding warrants to purchase an aggregate of 385,078 shares of common stock, including the January 2020 Warrants and warrants we issued in connection with a financing in August 2019 (the “August 2019 Warrants”), to modify certain provisions that had required them to be previously classified as liabilities and to enable them to now be classified as equity under the relevant accounting standards. As a result, we reclassified the fair value of the warrants on the date of the amendment from warrant liabilities to additional paid-in capital in the balance sheet and recognized a non-cash loss on changes in the fair value of warrants in the statement of operations and comprehensive loss.

The following table provides a roll forward of the fair value of our warrant liabilities, the fair value of which was determined by Level 3 inputs for the year ended December 31, 2020 (in thousands):

Fair value, December 31, 2019	$ 320
Issuance of the January 2020 Warrants	1,654
Change in fair value(1)	923
Reclassification of warrants to additional paid-in capital	(2,897)
Fair value, December 31, 2020	$ —

(1) Recognized as non-cash loss on changes in fair value of warrants in the statement of operations and comprehensive loss.

The warrant liability associated with the January 2020 Warrants was classified within Level 3 of the fair value hierarchy. The following table presents the weighted-average key assumptions used to calculate the fair value of the January 2020 Warrants:

	As of
	March 3, 2020	January 7, 2020
Expected volatility	124%	121%
Risk-free interest rate	0.8%	1.6%
Dividend yield	—	—
Expected term (in years)	4.9	5.0
Weighted-average fair value per share warrant	$7.80	$5.70

The warrant liability associated with the August 2019 Warrants was classified within Level 3 of the fair value hierarchy. The following table presents the weighted-average key assumptions used to calculate the fair value of the August 2019 Warrants:

	As of
	March 3, 2020	December 31, 2019
Expected volatility	124%	125%
Risk-free interest rate	0.8%	1.7%
Dividend yield	—	—
Expected term (in years)	4.5	4.6
Weighted-average fair value per share warrant	$6.30	$3.30

August 2019 Warrant Liability

In August 2019, we completed a registered direct offering (the “August 2019 Offering”) and issued warrants to purchase 95,078 shares of our common stock with an exercise price of $32.10 per share (the “Placement Warrants”) in a concurrent private placement (see Note 6). The Placement Warrants agreement contained a provision where the warrant holder had the option to receive cash, equal to the Black Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). As a result of this provision, in accordance with ASC 480, “Distinguishing Liabilities from Equity,” the Placement Warrants were required to be classified as liabilities at the time of issuance. The fair value of the Placement Warrants was determined using the Black-Scholes Option Pricing model to calculate the call option and a Binomial Option Pricing model to calculate the put option with changes in the fair value recorded in our statements of operations and comprehensive loss. As of December 31, 2019, total fair value of the Placement Warrants was approximately $0.3 million, which is included within warrant liabilities in our balance sheet.

The warrant liability associated with the Placement Warrants is classified within level 3 of the fair value hierarchy. The below table represents the weighted-average key assumptions used to calculate the fair value of the Placement Warrants:

	As of
	August 7, 2019	December 31, 2019
Expected volatility	87%	125%
Risk-free interest rate	1.5%	1.7%
Dividend yield	—	—
Expected term (in years)	4.9	4.6
Weighted-average fair value per share warrant	$15.00	$3.30

7.	Debt Agreements

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

In March 2018, we entered into an Amended and Restated Venture Loan and Security Agreement (the “Restated Loan Agreement”) with Horizon and Molteni pursuant to which Horizon assigned approximately $2.4 million of the $4.0 million outstanding principal balance of the loan to Molteni and Molteni was appointed as the collateral agent and assumed majority and administrative control of the loan. Under the Restated Loan Agreement, Molteni had the right to convert its portion of the debt into shares of our common stock at a conversion price of $216.00 per share and was required to effect this conversion of debt to equity if we complete an equity financing resulting in gross proceeds of at least $10.0 million at a price per share of common stock in excess of $216.00 and repay the $1.6 million balance of Horizon’s loan amount. In connection with the Restated Loan Agreement, we issued additional warrants to purchase an aggregate of 223 shares of our common stock with an exercise price per share of $216.00 to Horizon (collectively, the “Horizon Warrants”). These warrants were classified as equity and the key assumptions used to value these warrants as of the date of the issuance were as follows:

Expected price volatility	86%
Expected term (in years)	7.0
Risk-free interest rate	2.8%
Dividend yield	0.0%
Weighted-average fair value per share warrant	$145.80

In consideration of Molteni’s entry into the Horizon Loan Agreement and the Molteni Purchase Agreement (see Note 3), in March 2018, we entered into a rights agreement (the “Rights Agreement”) with Molteni pursuant to which we agreed to (i) issue Molteni seven-year warrants to purchase 3,000 shares of our common stock at an exercise price of $216.00 per share (the “Molteni Warrants”), (ii) provide Molteni customary demand and piggy-back registration rights with respect to the shares of common stock issuable upon conversion of its loan and exercise of the Molteni Warrants, (iii) designate one member of our board of directors following conversion of the loan in full and (iv) provide board observer rights to Molteni if it has not designated a board nominee as well as certain information rights. The board designation, observer and information rights will terminate at such time as Molteni ceases to beneficially own at least one percent of our outstanding capital stock (inclusive of the shares issuable upon conversion of debt under the Restated Loan Agreement and exercise of the Molteni Warrants). The Molteni Warrants have been classified as equity and their fair value at the time of issuance was determined using a Black Scholes valuation model. The amount was allocated equally between the Restated Loan Agreement and the Purchase Agreement and was recorded in the Balance Sheets as a discount to the Molteni loan and a contract asset, respectively.

The key assumptions used to value the Molteni Warrants were as follows:

Expected price volatility	86%
Expected term (in years)	7.0
Risk-free interest rate	2.8%
Dividend yield	0.0%
Weighted-average fair value of warrants	$145.80

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

In connection with our equity offering in September 2018, the Horizon Warrants to purchase 12,223 shares of our common stock at $45.00 per share became exercisable. In accordance with the guidance in ASU 2017-11, we recognized the effect of triggering the down round feature as a dividend in our balance sheets at December 31, 2018 and as an addition to net loss attributable to common stockholders and in our calculation of basic and fully diluted earnings per share in our statements of operations and comprehensive loss for the year ended December 31, 2018. We calculated the dividend of approximately $0.3 million resulting from the trigger of the down round provision in September 2018 using the Black Scholes Option Pricing Model and the assumptions indicated in the table below:

	Pre-reset	Post-reset
Exercise price per share	$352.80	$45.00
Expected price volatility	71%	71%
Expected term (in years)	5.8	5.8
Risk-free interest rate	3.0%	3.0%
Dividend yield	0.0%	0.0%
Weighted-average fair value of warrants	$9.00	$25.20

In September 2019, we entered into an amendment to the Restated Loan Agreement pursuant to which the interest-only payment and forbearance periods were extended by one year to December 31, 2020 and the maturity date was extended by one year to June 1, 2022. In connection with the amendment to the Restated Loan Agreement (as clarified by a second amendment in March 2020), the final payments to the lenders were increased by an aggregate of approximately $0.3 million (exclusive of a restructuring fee payable to Horizon) and the conversion provisions related to Molteni’s portion of the loan amount were revised to eliminate the mandatory conversion feature, to reduce the conversion price to $6.75 and to cap the number of shares issuable upon conversion to 114,093.

In accordance with ASC 470, Debt, the amendment to the loan from Molteni is accounted for under debt extinguishment accounting, which required us to extinguish the carrying amount of the loan prior to the amendment and reacquire the loan after the amendment. As a result, during the year ended December 31, 2019, we recorded approximately $0.3 million gain on debt extinguishment related to the write-off of the balance of the accreted final payment of the loan. The modification to the loan from Horizon did not constitute debt extinguishment and, therefore, did not have any impact to our financial statements.

In October 2020, we entered into the DSRA Agreement with Molteni and Horizon to settle our obligations for $1.6 million in cash, the transfer of certain Probuphine assets to Molteni, including all of our manufacturing equipment, and the termination of our rights to future payments under the Purchase Agreement with Molteni. The DSRA Agreement, provided for the release to us of the remaining collateral. As a result, during the year ended December 31, 2020, we recorded an approximately $0.1 million loss on debt extinguishment.

Molteni Convertible Loan

Due to the conversion provision of the Molteni Convertible Loan, ASC 815, Derivatives and Hedging required us to classify the conversion provision as an embedded derivative with changes in the fair value recorded in the statements of operations and comprehensive loss.

The key assumptions used to value the Convertible Loan embedded derivative were as follows:

	As of
	September 18, 2018	December 31, 2018
Expected volatility	87%	135%
Expected term (in years)	0.75	0.50
Risk-free interest rate	2.32%	2.51%
Dividend yield	—	—
Fair value of conversion provision (in thousands)	$159	$25

 In connection with the amendment to the Molteni Purchase Agreement (see Note 3), in June 2019, the Molteni Convertible Loan, together with unpaid accrued interest, was converted in full into 14,943 shares of our common stock at $45.00 per share upon the receipt of EMA approval of Sixmo. As a result, we recorded approximately $0.1 million loss on debt extinguishment.

Paycheck Protection Program Loan

On April 20, 2020, we received an approximately $654,000 loan (“PPP Loan”) pursuant to the Paycheck Protection Program of the CARES Act. The PPP Loan matures in April 2022 with an annual interest rate of 1.0%. The PPP Loan originally had a six month deferral of payments period which was extended to sixteen months during the third quarter of 2020 and may be prepaid at any time without penalty. All other terms remained the same. Forgiveness of the loan, when requested, is not automatic and is only available for principal that is used for the limited purposes that expressly qualify for forgiveness under SBA requirements. The proceeds of the PPP Loan are to be used to retain workers and maintain payroll and make mortgage interest, lease and utility payments. A loan forgiveness application was submitted in December 2020. Approximately $0.3 million of the PPP loan is included in current portion of long-term debt and approximately $0.3 million is included in long- term debt on our balance sheet at December 31, 2020.

8.	Stockholders’ Equity

Common Stock

October 2020 Public Offering

In October 2020, we completed the 2020 Public Offering pursuant to which we sold 2,666,667 units at a price of $3.00 per unit, with each unit consisting of (i) one share of common stock and (ii) one warrant (the “October 2020 Warrants”) to purchase one share of common stock, resulting in gross proceeds of approximately $8.0 million. The net proceeds of the 2020 Public Offering, after deduction of underwriting discounts and commissions and other offering expenses and the $1.6 million payment pursuant to the DSRA Agreement, were approximately $5.7 million. The October 2020 Warrants have an exercise price of $3.00, were exercisable on December 1, 2020 following the reverse split of our common stock, and will expire on the fifth anniversary of the initial exercise date.

September 2020 Offering

In September 2020, we completed a registered direct offering with several institutional investors pursuant to which we issued 648,000 shares of our common stock at a price of $4.20 per share. We received net cash proceeds of approximately $2.4 million, after deduction of underwriting fees and other offering expenses.

January 2020 Offering

In January 2020, we completed a financing with several institutional investors pursuant to which we issued 290,000 shares of our common stock in a registered direct offering and warrants to purchase 290,000 shares of our common stock with an exercise price of $7.50 per share in a concurrent private placement (the “January 2020 Warrants”) pursuant to which we received net cash proceeds of approximately $1.9 million, after deduction of underwriting fees and other offering expenses. The January 2020 Warrants became exercisable in September 2020 following receipt of stockholder approval of an increase in our authorized shares of common stock and they expire in July 2025. Financing costs of approximately $0.2 million allocated to the January 2020 warrant liability were expensed and included in other income (expense) in the statements of operations and comprehensive loss.

October 2019 Public Offering

In October 2019, we completed an underwritten public offering pursuant to which we issued 1,342,534 units at an offering price of $6.75 per unit, consisting of 1,196,200 shares of our common stock and pre-funded warrants to purchase 146,334 shares of our common stock with an exercise price of $0.30 per share, and class B warrants to purchase 1,342,534 shares of our common stock at $6.75 per share (the “Class B Warrants”). The pre-funded warrants, which were exercised for common stock in October 2019, were issued in lieu of common stock in order to ensure the investor did not exceed certain beneficial ownership limitations. The Class B Warrants are immediately exercisable and will expire in October 2024. The Class B Warrant agreement contains a provision where the warrant holder has the option to receive cash equal to the Black Scholes fair value of the remaining unexercised portion of the Class B Warrant only in the event that there is a fundamental transaction approved by the Board (contractually defined to include various merger, acquisition or stock transfer activities). The Class B Warrants issued in connection with the October 2019 public offering were classified as equity.

August 2019 Offering

In August 2019, we completed an offering with a single accredited institutional investor pursuant to which we issued 49,334 shares of our common stock and pre-funded warrants to purchase 45,744 shares of our common stock with an exercise price of $0.30 per share in a registered direct offering and the Placement Warrants to purchase 95,078 shares of our common stock with an exercise price of $32.10 per share in a concurrent private placement. The pre-funded warrants, which were exercised for common stock in September 2019, were issued in lieu of common stock in order to ensure the investor did not exceed certain beneficial ownership limitations. The Placement Warrants became exercisable in February 2020 and will expire in February 2025. At the time of issuance, the Placement Warrants contained a provision where the warrant holder has the option to receive cash, equal to the Black Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). The Placement Warrants were classified as a liability in the balance sheet at December 31, 2019. In March 2020, we amended the warrants to modify the provisions that had required them to be previously classified as liabilities and enabled them to be classified as equity under the relevant accounting standards (see Note 6).

At-the-Market Offering (the “ATM”)

In April 2019, we implemented the ATM for the sale of up to $8.6 million of our common stock. During the year ended December 31, 2019, we issued a total of 10,989 shares of our common stock at a weighted-average price of $48.00 per share for total net proceeds of approximately $0.5 million under the ATM. In August 2019 and January 2020, we reduced the dollar amount that can be sold under ATM to $4.0 million and $0.8 million, respectively.

Common Stock Warrants

During the year ended December 31, 2020, we received an aggregate of approximately $7.2 million in cash proceeds from the exercises of warrants to purchase 1,112,313 shares of our common stock.

During the year ended December 31, 2020, we issued 450,761 shares of our common stock upon the cashless exercise of 1,022,408 warrants.

As of December 31, 2020, the following warrants to purchase shares of our common stock were outstanding (in thousands, except per share price):

Date Issued	Expiration Date	Exercise Price	Outstanding
07/27/2017	07/27/2024	$45.00	12
03/21/2018	03/21/2025	$216.00	1
03/21/2018	03/21/2025	$216.00	3
09/25/2018	09/25/2023	$18.00	154
09/25/2018	09/25/2023	$50.40	8
08/09/2019	02/09/2025	$32.10	95
10/18/2019	10/18/2024	$3.00	230
01/09/2020	07/09/2025	$7.50	290
10/30/2020	12/01/2025	$3.00	1,644
			2,437

Shares Reserved for Future Issuance

As of December 31, 2020, shares of common stock reserved by us for future issuance consisted of the following (in thousands):

Stock options outstanding	28
Shares issuable upon the exercise of warrants	2,437
2,465

9.	Stock Plans

In August 2015, our stockholders approved the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”). The 2015 Plan, as subsequently amended, authorized a total of 55,556 shares of our common stock for issuance to employees, directors, officers, consultants and advisors. As of December 31, 2020, options to purchase 30,786 shares of our common stock were available for grant and 24,770 shares of our common stock outstanding under the 2015 Plan. In January 2021, our stockholders approved an amendment to the 2015 Plan to increase the number of authorized shares to 1,000,000 shares.

In February 2014, our Board adopted the 2014 Incentive Plan (the “2014 Plan”), pursuant to which 2,526 shares of our common stock were authorized for issuance to employees, directors, officers, consultants and advisors. The 2014 Plan was terminated upon the approval of the 2015 Plan. As of December 31, 2020, options to purchase 1,285 shares of our common stock were outstanding under the 2014 Plan.

In July 2002, we adopted the 2002 Stock Incentive Plan (the “2002 Plan”). The 2002 Plan, as amended in 2005, authorized a total of approximately 7,234 shares of our common stock for issuance to employees, officers, directors, consultants, and advisers. The exercise prices of options granted under the 2002 Plan were 100% of the fair market value of our common stock on the date of grant. The 2002 Plan expired by its terms in July 2012. As of December 31, 2020, options to purchase an aggregate of 1,426 shares of our common stock were outstanding under the 2002 Plan.

In August 2001, we adopted the 2001 Employee Non-Qualified Stock Option Plan (the “2001 NQ Plan”) pursuant to which 1,768 shares of common stock were authorized for issuance for option grants to employees and consultants who are not officers or directors of Titan. The exercise prices of options granted under the 2001 NQ Plan were 100% of the fair market value of our common stock on the date of grant. The 2001 Stock Option Plan expired by its terms in August 2011. As of December 31, 2020, options to purchase an aggregate of 412 shares of our common stock were outstanding under the 2001 NQ Plan.

In January 2019, our stockholders approved a repricing of 4,071 fully-vested stock options with exercise prices in excess of $630.00 held by employees and consultants other than the named executive officers or members of the Board. The effected options were repriced at $46.50. As a result of the repricing of these stock options, we incurred a total of approximately $81,000 of additional stock-based compensation expense during the year ended December 31, 2019, of which approximately $54,000 was recorded within research and development and approximately $27,000 within selling, general and administrative in our statement of operations and comprehensive loss.

The following table summarizes option activity for the year ended December 31, 2020:

	Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	40	$187.09	7.85	$—
Granted	2	7.95
Cancelled/expired	(14)	49.76
Outstanding at December 31, 2020	28	$242.70	6.35	$—
Exercisable at December 31, 2020	27	$247.27	6.29	$—

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the stock-based compensation expense:

	Years Ended December 31,
	2020	2019
Weighted-average risk-free interest rate	0.4%	2.21%
Expected dividend payments	—	—
Expected holding period (years)(1)	5.79	5.41
Weighted-average volatility factor(2)	1.04	0.94
Estimated forfeiture rates for options granted	27%	21%

(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.

(2)	Weighted average volatility is based on the historical volatility of our common stock.

(3)	Estimated forfeiture rates are based on historical data.

Based upon the above methodology, the weighted-average fair value of options and awards granted during the years ended December 31, 2020 and 2019 was $6.30 and $49.20, respectively.

The following table summarizes the stock-based compensation expense (in thousands):

	Years Ended December 31,
	2020	2019
Research and development	$—	$91
General and administrative	7	481
Total stock-based compensation expenses	$7	$572

As of December 31, 2020, there was approximately $5,500 of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of 1.4 years.

10.	Income Taxes

As of December 31, 2020, we had federal net operating loss carryforwards of approximately $227.0 million that expire at various dates through 2037 and approximately $41.8 million which do not expire but are subject to 80% taxable income limitations. As of December 31, 2020, we had federal research and development tax credits of approximately $8.0 million that expire at various dates through 2040. We also had net operating loss carryforwards for California income tax purposes of approximately $109.7 million that expire at various dates through 2040 and state research and development tax credits of approximately $9.2 million which do not expire.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and credit carryforwards. Significant components of our deferred tax assets are as follows (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$64,120	$63,910
Research credit carryforwards	15,228	15,683
Other, net	1,005	1,303
Total deferred tax assets	80,353	80,896
Deferred tax liabilities:
Other, net	(31)	(84)
Total deferred tax liabilities	(31)	(84)
Valuation allowance	(80,322)	(80,812)
Net deferred tax assets	$—	$—

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

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $0.5 million during 2020 and increased by approximately $0.7 million during 2019.

The provision for income taxes consists of state minimum taxes due. The effective tax rate of our provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands):

	Years Ended December 31,
	2020	2019
Computed at 21%	$(3,830)	$(3,451)
State taxes	(220)	(146)
Change in valuation allowance	(491)	768
Other	26	56
Revaluation of warrant liability	194	(238)
Research and development credits	(65)	(54)
Tax attributes expirations	4,352	2,698
Impact of IRC 162m	34	367
Total	$—	$—

We had no unrecognized tax benefits or any amounts accrued for interest and penalties for the three years ended December 31, 2020. Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense. We do not expect the amount of unrecognized tax benefits will materially change in the next twelve months.

We file tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to the U.S. federal and state income tax examination by tax authorities for such years 2001 through 2020, due to net operating losses that are being carried forward for tax purposes.

11.	Discontinued Operations

The components of loss from discontinued operations as reported in our statements of operations were as follows:

	Years ended December 31,
	2020	2019

	(In thousands, except per share data)
Revenue:
Product revenue	$376	$1,006

Costs and expenses:
Cost of goods sold	1,332	1,288
Research and development	1,917	2,162
Selling, general and administrative	7,224	6,524
Total costs and expenses	10,473	9,974
Loss from discontinued operations	(10,097)	(8,968)
Other expense, net	738	—
Net loss from discontinued operations	$10,835	$(8,968)
Basic and diluted net loss per common share from discontinued operations	$(2.87)	$(11.71)
Weighted average shares used in computing basic and diluted net loss per common share	3,773	766

The following table presents information related to assets and liabilities reported as discontinued operations in our balance sheet:

	December 31,
	2020	2019

	(In thousands)
Receivables	$—	$555
Inventory	—	435
Prepaid expenses and other current assets	181	560
Discontinued operations – current assets	$181	$1,550

Accounts payable	$1,515	$585
Accrued clinical trials expenses	80	140
Accrued sales allowances	61	809
Other accrued liabilities	304	546
Discontinued operations – current liabilities	$1,960	$2,080

During both years ended December 31, 2020 and 2019 we recognized non-cash stock-based compensation expenses of approximately $0.1 million which is included in discontinued operations.

12.	Subsequent Events

Annual Meeting of Stockholders

In January 2021, our stockholders approved an amendment to the 2015 Omnibus Equity Incentive plan to increase the number of authorized shares to 1,000,000 shares.

January 2021 Offering

In January 2021, we completed an offering with several accredited institutional investors pursuant to which we issued 2,725,000 shares of our common stock in a registered direct offering and warrants to purchase 2,725,000 shares of our common stock with an exercise price of $3.55 per share in a concurrent private placement. The warrants were exercisable immediately and will expire in July 2026. The net cash proceeds from this offering were approximately $8.9 million after deduction of underwriting fees and other offering expenses.

(b)   Exhibits

No.	Description
1.1	Underwriting Agreement dated October 28, 2020 between Titan Pharmaceuticals, Inc. and Maxim Group LLC(26)
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended(4)
3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation dated September 24, 2015(6)
3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation dated January 23, 2019(16)
3.1.4	Certificate of Amendment to the Restated Certificate of Incorporation dated September 24, 2020(16)
3.2	By-laws of the Registrant(1)
4.1	Form of Lender Warrant(8)
4.2	Form of Rights Agreement Warrant(10)
4.3	Warrant Agency Agreement between Titan Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company and Form of Offering Warrant(15)
4.4	Representative’s Purchase Warrant(15)
4.5	Form of August 2019 Private Placement Warrant(17)
4.6	Class B Warrant Agency Agreement dated October 16, 2019 between Titan Pharmaceuticals, Inc. and Maxim Group LLC Form of January 2020 Private Placement Warrant(18)
4.7	Form of January 2020 Private Placement Warrant(19)
4.8	Form of March 3, 2020 Warrant Amendment Agreement(23)
4.9	Description of the Registrant’s Common Stock(22)
4.10	Warrant Agency Agreement between Titan Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company and Form of Warrant(25)
4.11	Form of Lock-Up and Voting Agreement(25)
4.12	Form of January 2021 Private Placement Warrant(28)
5.1	Opinion of Loeb & Loeb LLP*
10.1	2001 Non-Qualified Employee Stock Option Plan(2)
10.2	2002 Stock Option Plan(3)
10.3	Titan Pharmaceuticals, Inc. 2014 Incentive Plan(5)
10.4	Titan Pharmaceuticals, Inc. Third Amended and Restated 2015 Omnibus Equity Incentive Plan(16)
10.5	Employment Agreement between Titan Pharmaceuticals, Inc. and Sunil Bhonsle(7)
10.6	Employment Agreement between Titan Pharmaceuticals, Inc. and Marc Rubin(7)
10.7	Venture Loan and Security Agreement, dated July 27, 2017, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation(8)
10.8	Amendment of Venture Loan and Security Agreement, dated February 2, 2018, by and between Titan Pharmaceuticals, Inc. and Horizon Technology Finance Corporation(9)
10.9	Amended and Restated Venture Loan and Security Agreement, dated March 21, 2018, by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A.(10)
10.10 ±	Asset Purchase, Supply and Support Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A.(10)
10.11	Rights Agreement dated March 21, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A.(10)
10.12 ±	Termination and Transition Services Agreement dated May 25, 2018 by and between Titan Pharmaceuticals, Inc. and Braeburn Pharmaceuticals, Inc.(11)
10.13 ±	Amendment to Asset Purchase, Supply and Support Agreement dated August 3, 2018, by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A(12)
10.14 ±	Distribution and Sublicense Agreement dated February 1, 2016 as amended by agreement dated August 2, 2018 between Titan Pharmaceuticals, Inc. and Knight Therapeutics Inc.(13)
10.15	Amendment to lease for Registrant’s facility dated March 21, 2016(13)
10.16	Unsecured Convertible Loan Agreement dated September 18, 2018(14)
10.17	Employment Agreement between the Registrant and Katherine Beebe DeVarney(20)
10.18	Employment Agreement between the Registrant and Dane Hallberg(20)
10.19	Securities Purchase Agreement, dated August 7, 2019, by and between Titan Pharmaceuticals, Inc. and the investors named therein(17)
10.20	Securities Purchase Agreement, dated January 7, 2020, by and between Titan Pharmaceuticals, Inc. and the investors named therein(19)
10.21	Placement Agency Agreement, dated August 7, 2019, by and between Titan Pharmaceuticals, Inc. and Maxim Group LLC(17)

10.22	Placement Agency Agreement, dated January 7, 2020, by and between Titan Pharmaceuticals, Inc. and Maxim Group LLC(19)
10.23	Amendment dated September 10, 2019 to Amended and Restated Venture Loan and Security Agreement, dated March 21, 2018, by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A.(21)
10.24 ±	Amendment No. 2 dated September 10, 2019 to Asset Purchase, Supply and Support Agreement by and between Titan Pharmaceuticals, Inc. and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A.(21)
10.25	Amendment No. 2 dated March 12, 2020 to Amended and Restated Venture Loan and Security Agreement, dated March 21, 2018, by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A.(22)
10.26 ±±	Agreement for Co-Promotion Partnership, dated June 23, 2020, by and between Titan Pharmaceuticals, Inc. and Indegene, Inc.(23)
10.27	Debt Settlement and Release Agreement by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A.(24)
10.28±±	Asset Purchase Agreement dated October 27, 2020 between Titan Pharmaceuticals, Inc. and JT Pharmaceuticals, Inc.(27)
10.29	Form of January 15, 2021 Securities Purchase Agreement(28)
10.30	Placement Agency Agreement dated January 15, 2021, by and between Titan Pharmaceuticals, Inc. and Maxim Group LLC(28)
14.1	Code of Business Conduct and Ethics(5)
23.1	Consent of OUM & Co. LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

±	Confidential treatment has been granted as to certain portions of this exhibit.
±±	Certain information has been omitted from this exhibit in reliance upon Item 601(b)(10) of Regulation S-K.
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-221126).
(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(4)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 filed on January 14, 2010.
(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 28, 2015.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 3, 2019.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 27, 2017.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 7, 2018.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 26, 2018.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 30, 2018.
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 3, 2018.
(13)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 20, 2018.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 25, 2018.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 25, 2019.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 8, 2019.
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated October 18, 2019.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 7, 2020.
(20)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated April 1, 2019.
(21)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 dated September 12, 2019.
(22)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated March 30, 2020.
(23)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2020.
(24)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated October 26, 2020.
(25)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A dated October 27, 2020.
(26)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated November 2, 2020.
(27)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2020.
(28)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 19, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2021	TITAN PHARMACEUTICALS, INC.

By:	/s/ Marc Rubin
Name:	Marc Rubin, M.D.
Title:	Executive Chairman (Principal Executive and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Rubin, M.D.	Executive Chairman	March 31, 2021
Marc Rubin, M.D.	(principal executive officer and principal financial officer)

/s/ Katherine Beebe DeVarney, Ph.D.	President, Chief Operating Officer and Director	March 31, 2021
Katherine Beebe DeVarney, Ph.D.

/s/ Joseph A. Akers	Director	March 31, 2021
Joseph A. Akers

/s/ M. David MacFarlane, Ph.D.	Director	March 31, 2021
M. David MacFarlane, Ph.D.

/s/ James R. McNab, Jr.	Director	March 31, 2021
James R. McNab, Jr.

/s/ Brian E. Crowley	Vice President, Finance	March 31, 2021
Brian E. Crowley	(principal accounting officer)