Form 10-Q
period 2021-06-30
TITAN PHARMACEUTICALS INC
filed 2021-08-16
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 001-13341

Titan Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3171940
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

, California
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	TTNP	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2021
Common Stock, par value $0.001	9,864,068

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2021	2020
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$9,680	$5,413
Receivables	103	884
Inventory	129	328
Prepaid expenses and other current assets	648	522
Discontinued operations - current assets	70	181
Total current assets	10,630	7,328
Property and equipment, net	524	618
Operating lease right-of-use asset	353	141
Total assets	$11,507	$8,087

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$439	$1,253
Accrued clinical trials expenses	38	214
Other accrued liabilities	304	319
Operating lease liability, current	108	150
Current portion of long-term debt	—	327
Discontinued operations – current liabilities	1,627	1,960
Total current liabilities	2,516	4,223
Operating lease liability, noncurrent	244	—
Long-term debt	—	332
Total liabilities	2,760	4,555
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, at amounts paid-in	10	7
Additional paid-in capital	380,337	370,804
Accumulated deficit	(371,600)	(367,279)
Total stockholders’ equity	8,747	3,532
Total liabilities and stockholders’ equity	$11,507	$8,087

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amount)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
License revenue	$3	$6	$5	$6
Product revenue	89	39	200	39
Grant revenue	353	1,204	922	2,330
Total revenues	445	1,249	1,127	2,375
Operating expenses:
Cost of goods sold	89	—	199	—
Research and development	1,646	1,644	3,523	3,456
Selling, general and administrative	1,035	1,223	2,362	2,511
Total operating expenses	2,770	2,867	6,084	5,967
Loss from operations	(2,325)	(1,618)	(4,957)	(3,592)
Other income (expense):
Interest expense, net	—	(250)	(2)	(472)
Non-cash loss on changes in the fair value of warrants	—	—	—	(923)
Gain on debt extinguishment	661	—	661	—
Other expense, net	(16)	(7)	(23)	(220)
Other income (expense), net	645	(257)	636	(1,615)
Loss from continuing operations	(1,680)	(1,875)	(4,321)	(5,207)
Loss from discontinued operations	—	(2,766)	—	(5,018)
Net loss and comprehensive loss	$(1,680)	$(4,641)	$(4,321)	$(10,225)
Basic and diluted net loss per common share from continuing operations	$(0.17)	$(0.59)	$(0.45)	$(1.76)
Basic and diluted net loss per common share from discontinued operations	$—	$(0.87)	$—	$(1.70)
Weighted average shares used in computing basic and diluted net loss per common share	9,864	3,165	9,578	2,960

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	7,139	$7	$370,804	$(367,279)	$3,532
Net loss	—	—	—	(2,641)	(2,641)
Issuance of common stock, net	2,725	3	8,838	—	8,841
Stock-based compensation	—	—	248	—	248
Balances at March 31, 2021	9,864	$10	$379,890	$(369,920)	$9,980
Net loss	—	—	—	(1,680)	(1,680)
Stock-based compensation	—	—	447	—	447
Balances at June 30, 2021	9,864	$10	$380,337	$(371,600)	$8,747

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2019	1,913	$2	$350,468	$(349,037)	$1,433
Net loss	—	—	—	(5,584)	(5,584)
Issuance of common stock, net	290	—	452	—	452
Issuance of common stock upon exercises of warrants, net	913	1	6,161	—	6,162
Reclassification of warrants from liability	—	—	2,897	—	2,897
Stock-based compensation	—	—	(84)	—	(84)
Balances at March 31, 2020	3,116	$3	$359,894	$(354,621)	$5,276
Net loss	—	—	—	(4,641)	(4,641)
Issuance of common stock upon exercises of warrants, net	125	—	846	—	846
Stock-based compensation	—	—	79	—	79
Balances at June 30, 2020	3,241	$3	$360,819	$(359,262)	$1,560

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,321)	$(10,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112	128
Non-cash interest expense	2	296
Non-cash loss on changes in fair value of warrants	—	923
Non-cash gain on debt extinguishment	(661)	—
Stock-based compensation	695	(5)
Finance costs attributable to issuance of warrants	—	211
Other	(10)	(6)
Changes in operating assets and liabilities:
Receivables	781	(68)
Inventory	199	29
Prepaid expenses and other assets	(15)	(68)
Accounts payable	(1,079)	127
Accrued sales allowances	(60)	(745)
Other accrued liabilities	(199)	208
Net cash used in operating activities	(4,556)	(9,195)

Cash flows from investing activities:
Purchases of property and equipment	(18)	(87)
Net cash used in investing activities	(18)	(87)

Cash flows from financing activities:
Net proceeds from equity offering	8,841	1,895
Net proceeds from the exercises of common stock warrants	—	7,008
Net loan proceeds	—	654
Net cash provided by financing activities	8,841	9,557

Net increase in cash and cash equivalents	4,267	275
Cash and cash equivalents at beginning of period	5,413	5,223
Cash and cash equivalents at end of period	$9,680	$5,498
Supplemental disclosure of cash flow information:
Interest paid	$—	$198

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

Our first product based on our ProNeura technology was the Probuphine® (buprenorphine) implant, which has been approved in the United States, Canada and the European Union, or EU, for the maintenance treatment of opioid use disorder in clinically stable patients taking 8 mg or less a day of oral buprenorphine. While Probuphine continues to be commercialized in Canada and the EU by other companies who have either licensed or acquired the rights from Titan, we discontinued commercialization of the product in the U.S. during Q4 2020. The disappointing commercial performance of Probuphine was multifactorial in origin, as previously enumerated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 10-K”), as filed with the Securities and Exchange Commission (“SEC”). Discontinuation of our commercial operations has allowed us to focus our limited resources on important product development programs and transition back to a product development company. We operate in only one business segment, the development of pharmaceutical products.

We continue to monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it has and will continue to impact our operations and the operations of our vendors and contractors, and may take further precautionary and preemptive action as may be required by federal, state or local authorities. The full extent and duration of the impact of COVID-19 on our operations and financial performance is currently unknown and depends on future developments that are uncertain and unpredictable.

All share and per share amounts contained in this report on Form 10-Q give retroactive effect to the reverse split effected by the board of directors, or Board, in November 2020 at a ratio of one share for every thirty shares then outstanding.

The accompanying condensed financial statements have been prepared assuming we will continue as a going concern.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any future interim periods.

The balance sheet as of December 31, 2020 is derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. 2020 10-K.

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates.

As of June 30, 2021, we had cash and cash equivalents of approximately $9.7 million, which we believe is sufficient to fund our planned operations into the first quarter of 2022. We will require additional funds to finance our operations. We are exploring several financing alternatives; however, there can be no assurance that our efforts to obtain the funding required to continue our operations will be successful and there is substantial doubt about our ability to continue as a going concern.

Discontinued Operations

In October 2020, we announced our decision to discontinue selling Probuphine in the U.S. and wind down our commercialization activities, and to pursue a plan that will enable us to focus on our current, early-stage ProNeura-based product development programs.

The accompanying condensed financial statements have been recast for all periods presented to reflect the assets, liabilities, revenue and expenses related to our U.S. commercialization activities as discontinued operations (see Note 9). The accompanying condensed financial statements are generally presented in conformity with our historical format. We believe this format provides comparability with the previously filed financial statements.

Going Concern Assessment

We assess going concern uncertainty in our condensed financial statements to determine if we have sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the condensed financial statements are issued, which is referred to as the “look-forward period” as defined by Accounting Standard Update (“ASU”) No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and its ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable that those implementations can be achieved, and we have the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15.

Based upon the above assessment, we concluded that, at the date of filing the condensed financial statements in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021, we did not have sufficient cash to fund our operations for the next 12 months without securing additional funds and, therefore, there is substantial doubt about our ability to continue as a going concern within 12 months after the date the condensed financial statements were issued. Additionally, we have suffered recurring losses from operations and have an accumulated deficit that raises substantial doubt about our ability to continue as a going concern.

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

	As of
(in thousands)	June 30, 2021	December 31, 2020
Raw materials and supplies	$60	$170
Finished goods	69	158
	$129	$328

The approximately $69,000 of finished goods inventory at June 30, 2021 included materials held for potential sale to Molteni and Knight.

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

Grant Revenue

We have contracts with National Institute on Drug Abuse or NIDA, within the U.S. Department of Health and Human Services, or HHS, and other government-sponsored organizations for research and development related activities that provide for payments for reimbursed costs, which may include overhead and general and administrative costs. We recognize revenue from these contracts as we perform services under these arrangements when the funding is committed. Associated expenses are recognized when incurred as research and development expense. Revenues and related expenses are presented gross in the condensed statements of operations and comprehensive loss.

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

We have optional additional items in contracts, which are accounted for as separate contracts when the customer elects such options. Arrangements that include a promise for future commercial product supply and optional research and development services at the customer’s discretion are generally considered options. We assess if these options provide a material right to the customer and, if so, such material rights are accounted for as separate performance obligations. If we are entitled to additional payments when the customer exercises these options, any additional payments are recorded in revenue when the customer obtains control of the goods or services.

Transaction Price

We have both fixed and variable considerations. Non-refundable upfront payments are considered fixed, while milestone payments are identified as variable consideration when determining the transaction price. Funding of research and development activities is considered variable until such costs are reimbursed at which point, they are considered fixed. We allocate the total transaction price to each performance obligation based on the relative estimated standalone selling prices of the promised goods or services for each performance obligation.

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

Timing of Recognition

Significant management judgment is required to determine the level of effort required under an arrangement and the period over which we expect to complete our performance obligations under an arrangement. We estimate the performance period or measure of progress at the inception of the arrangement and re-evaluate it each reporting period. This re-evaluation may shorten or lengthen the period over which revenue is recognized. Changes to these estimates are recorded on a cumulative catch-up basis. If we cannot reasonably estimate when our performance obligations either are completed or become inconsequential, then revenue recognition is deferred until we can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method. Revenue is recognized for licenses or sales of functional intellectual property at the point in time the customer can use and benefit from the license. For performance obligations that are services, revenue is recognized over time proportionate to the costs that we have incurred to perform the services using the cost-to-cost input method.

Contract Assets and liabilities

There were no contract assets or liabilities in our condensed financial statements at June 30, 2021. The following table presents the activity related to our accounts receivable for the six-month period ended June 30, 2021.

June 30,
2021
(In thousands)
Balance at January 1, 2021	$884
Additions	445
Deductions	(1,226)
Balance at June 30, 2021	$103

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

Leases

In compliance with Accounting Standard Update, or ASU, No. 2016-02, Leases (Topic 842), we determine whether the arrangement is or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at the present value of the future lease payments at commencement date. The interest rate implicit in lease contracts is typically not readily determinable, and therefore, we utilize our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

Lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on our condensed balance sheets as right-of-use assets, operating lease liabilities current and operating lease liabilities non-current. We no longer recognize deferred rent on our condensed balance sheets.

The following table presents the minimum lease payments of our operating lease:

2021	$62
2022	127
2023	130
2024	66
Total minimum lease payments (base rent)	385
Less: imputed interest	(33)
Total operating lease liabilities	$352

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (“Topic 740”): which simplifies the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The new guidance, effective January 1, 2021, did not have an impact on our condensed financial statements.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses, which requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The amendments in this ASU are effective beginning on January 1, 2023. We are currently assessing the impact of the adoption of Topic 326 on our financial statements and disclosures.

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

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments. ASU 2020-06 eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance is effective beginning after December 15, 2023 and must be applied using either a modified or full retrospective approach. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our financial statements and related disclosures.

Subsequent Events

We have evaluated events that have occurred after June 30, 2021 and through the date that our condensed financial statements are issued.

Fair Value Measurements

Financial instruments, including receivables, accounts payable and accrued liabilities are carried at cost, and approximate their fair values due to the short-term nature of these instruments. Our investments in money market funds are classified within Level 1 of the fair value hierarchy. Our derivative liability was classified within level 3 of the fair value hierarchy because the fair value is calculated using significant judgment based on our own assumptions in the valuation of this liability.

At June 30, 2021 and December 31, 2020, the fair value of our investments in money market funds were approximately $9.5 million and $5.1 million, respectively, which are included within our cash and cash equivalents in our condensed balance sheets.

There were no warrant liabilities at June 30, 2021. The following table presents a roll forward of the fair value of our warrant liability, the fair value of which is determined by Level 3 inputs for the six-month period ended June 30, 2020 (in thousands):

June 30, 2020
Fair value, beginning of period	$320
Issuance of warrants	1,654
Change in fair value(1)	923
Reclassification of warrants to additional paid-in capital	(2,897)
Fair value, end of period	$—
(1)	Recognized as non-cash loss on changes in fair value of warrants in the condensed statements of operations and comprehensive loss.

2.    Stock Plans

The following table summarizes option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Option	Intrinsic
	Options (in	Price per	Term	Value
	thousands)	share	(in years)	(in thousands)
Outstanding at December 31, 2020	28	$242.70	6.35	$—
Granted	670	4.02
Forfeited or expired	(6)	137.74
Outstanding at June 30, 2021	692	$12.46	9.49	$—
Exercisable at June 30, 2021	22	$272.90	5.50	$—

No options to purchase common shares were granted during the three-month period ended June 30, 2021.

The following table summarizes the stock-based compensation expense recorded for awards under our stock option plans (in thousands):

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$214	$—	$334	$—
Selling, general and administrative	233	79	361	(5)
Total stock-based compensation	$447	$79	$695	$(5)

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the fair value of our stock options:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted-average risk-free interest rate	—%	0.4%	0.5%	0.4%
Expected dividend payments	—	—	—	—
Expected holding period (years) [1]	—	5.8	5.5	5.8
Weighted-average volatility factor [2]	—	1.04	1.14	1.04
Estimated forfeiture rates for options granted [3]	—%	28%	30%	28%
(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.
(2)	Weighted average volatility is based on the historical volatility of our common stock.
(3)	Estimated forfeiture rates are based on historical data.

As of June 30, 2021, there was approximately $0.9 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.4 years.

3.    Net Loss Per Share

The table below presents common shares underlying stock options, warrants and convertible loans that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Weighted-average anti-dilutive common shares resulting from options	693	30	547	32
Weighted-average anti-dilutive common shares resulting from warrants	2,083	279	1,175	279
Convertible debt	—	108	—	108
	2,776	417	1,722	419

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

6.    Commitments and Contingencies

Minimum payments

Our manufacturing agreement, as amended, with DPT Laboratories, Ltd. (“DPT”), our contract manufacturer for our Probuphine product, provided for a minimum annual manufacturing fee of $1.0 million. In the event we did not have DPT manufacture sufficient quantities of product to exceed the minimum annual manufacturing fee, DPT may invoice us for the amount of the shortfall.

Legal Proceedings

A legal proceeding has been initiated by a former employee alleging wrongful termination, retaliation, infliction of emotional distress, negligent supervision, hiring and retention and slander. An independent investigation into this individual’s allegations of whistleblower retaliation, while still an employee, was conducted utilizing an outside investigator and concluded that such allegations were not substantiated. We intend to vigorously defend the lawsuit (which we have compelled into arbitration); however, in light of our cash position, there can be no assurance that the defense and/or settlement of this matter will not have a material adverse impact on our business.

7.    Debt Agreements

Horizon and Molteni Loans

In March 2018, we entered into an Amended and Restated Venture Loan and Security Agreement (the "Loan Agreement") with Horizon and Molteni pursuant to which Horizon assigned approximately $2.4 million of the $4.0 million outstanding principal balance of its loan to us to Molteni and Molteni was appointed as the collateral agent and assumed majority and administrative control of the loan. Under the Loan Agreement, Molteni had the right to convert its portion of the debt into shares of our common stock at a conversion price of $216.00 per share and was required to effect this conversion of debt to equity upon completion of an equity financing meeting specified criteria. In connection with the Loan Agreement, we issued warrants to purchase an aggregate of 223 shares of our common stock with an exercise price per share of $216.00 to Horizon.

In September 2019, we entered into an amendment to the Loan Agreement pursuant to which the interest-only payment and forbearance periods were extended by one year to December 31, 2020 and the maturity date was extended by one year to June 1, 2022. In connection with the amendment to the Loan Agreement, the final payments to the lenders were increased by an aggregate of approximately $0.3 million (exclusive of a restructuring fee payable to Horizon) and the conversion provisions related to Molteni's portion of the loan amount were revised to eliminate the mandatory conversion feature, to reduce the conversion price to $6.75 and to cap the number of shares issuable upon conversion to 114,093.

In October 2020, we entered into the DSRA Agreement with Molteni and Horizon to settle our obligations for $1.6 million in cash, the transfer of certain Probuphine assets to Molteni, including all of our manufacturing equipment located at DPT, and the termination of our rights to future payments under the Purchase Agreement with Molteni.

Paycheck Protection Program Loan

On April 20, 2020, we received an approximately $654,000 loan (“PPP Loan”) pursuant to the Paycheck Protection Program of the CARES Act that bore interest at the annual rate of 1.0% and matured in April 2022. The proceeds of the PPP Loan were to be used to retain workers and maintain payroll and make mortgage interest, lease and utility payments and were subject to forgiveness in accordance with requirements of the Small Business Administration. The PPP Loan originally had a six-month deferral of payments period which was extended to sixteen months during the third quarter of 2020. In May 2021, the entire balance of the PPP loan along with accrued interest was forgiven and the approximately $0.7 million gain on extinguishment of the debt was included in other income (expense) in our condensed statements of operations and comprehensive loss.

8.    Stockholders’ Equity

Our common stock outstanding as of June 30, 2021 and December 31, 2020 was 9,864,068 shares and 7,139,068 shares, respectively.

Annual Meeting of Stockholders

In January 2021, our stockholders approved an amendment to the 2015 Omnibus Equity Incentive plan to increase the number of authorized shares to 1,000,000 shares.

January 2021 Offering

In January 2021, we completed an offering with several accredited institutional investors pursuant to which we issued 2,725,000 shares of our common stock in a registered direct offering and warrants to purchase 2,725,000 shares of our common stock with an exercise price of $3.55 per share in a concurrent private placement. The warrants were classified as equity, exercisable immediately and will expire in July 2026. The net cash proceeds from this offering were approximately $8.8 million after deduction of underwriting fees and other offering expenses.

January 2020 Offering

In January 2020, we completed a financing with several institutional investors pursuant to which we issued 290,000 shares of our common stock in a registered direct offering and warrants to purchase 290,000 shares of our common stock with an exercise price of $7.50 per share in a concurrent private placement (the “January 2020 Warrants") pursuant to which we received net cash proceeds of approximately $1.9 million, after deduction of underwriting fees and other offering expenses. The January 2020 Warrants became exercisable in September 2020 following receipt of stockholder approval of an increase in our authorized shares of common stock and they expire in July 2025. Financing costs of approximately $0.2 million allocated to the January 2020 warrant liability were expensed and included in other income (expense) in the condensed statements of operations and comprehensive loss. The January 2020 warrants were originally recorded as liabilities. In March 2020, we amended the January 2020 Warrants and warrants we issued in connection with a financing in August 2019 to modify certain provisions that had required them to be previously classified as liabilities and to enable them to be classified as equity under the relevant accounting standards. As a result, we reclassified the fair value of the warrants on the date of the amendment from warrant liabilities to additional paid-in capital in the balance sheet and recognized an approximately $0.9 million non-cash loss on changes in the fair value of warrants in the condensed statements of operations and comprehensive loss.

9.    Discontinued Operations

The components of loss from discontinued operations as reported in our condensed statements of operations and comprehensive loss were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020

	(In thousands, except per share data)
Revenue:
Product revenue	$76	$286

Costs and expenses:
Cost of goods sold	228	399
Research and development	363	828
Selling, general and administrative	2,251	4,077
Total costs and expenses	2,842	5,304
Loss from discontinued operations	(2,766)	(5,018)
Other expense, net	—	—
Net loss from discontinued operations	$(2,766)	$(5,018)
Basic and diluted net loss per common share from discontinued operations	$(0.87)	$(1.70)
Weighted average shares used in computing basic and diluted net loss per common share	3,165	2,960

The following table presents information related to assets and liabilities reported as discontinued operations in our condensed balance sheets:

	June 30,	December 31,
	2021	2020
(In thousands)
Prepaid expenses and other current assets	$70	$181
Discontinued operations – current assets	$70	$181

Accounts payable	$1,249	$1,515
Accrued clinical trials expenses	25	80
Accrued sales allowances	—	61
Other accrued liabilities	353	304
Discontinued operations – current liabilities	$1,627	$1,960

During the three and six months ended June 30, 2020 we recognized non-cash stock-based compensation expenses of approximately $77,000 and $101,000, respectively, which is included in discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q or in the documents incorporated by reference herein may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that involve substantial risks and uncertainties. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements included or incorporated by reference in this report or our other filings with the Securities and Exchange Commission, or the SEC, include, but are not necessarily limited to, those relating to uncertainties relating to:

●the ability to raise capital when needed;
●difficulties or delays in the product development process, including the results of preclinical studies or clinical trials;
●the wind-down of Probuphine commercialization activities;
●financing and strategic agreements and relationships;
●difficulties or delays in the regulatory approval process;
●uncertainties relating to manufacturing, sales, marketing and distribution of our drug candidates that may be successfully developed and approved for commercialization;
●adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product development or commercialization;
●dependence on third party suppliers;
●the uncertainty of protection for our patents and other intellectual property or trade secrets; and
●competition.

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

Probuphine® and ProNeura™ are trademarks of our company. This Quarterly Report on Form 10-Q also includes trade names and trademarks of companies other than Titan.

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

Our first product based on our ProNeura technology was the Probuphine® (buprenorphine) implant, which has been approved in the United States, Canada and the European Union, or EU, for the maintenance treatment of opioid use disorder in clinically stable patients taking 8 mg or less a day of oral buprenorphine. While Probuphine continues to be commercialized in Canada and the EU by other companies who have either licensed or acquired the rights from Titan, we discontinued commercialization of the product in the U.S. during Q4 2020. The disappointing commercial performance of Probuphine was multifactorial in origin, as previously enumerated in our 2020 10-K. Discontinuation of our commercial operations has allowed us to focus our limited resources on important product development programs and transition back to a product development company.

Development Programs

Kappa Opioid Agonist Peptide Program

On October 27, 2020, we entered into an Asset Purchase Agreement with JT Pharmaceuticals for the acquisition and development of JT Pharma’s kappa opioid agonist peptide, or TP-2021 (formerly JT-09), for use in combination with our ProNeura technology. James McNab, Jr., a member of our board of directors, is a principal of JT Pharma. Several years ago, we began limited non-clinical laboratory experiments in collaboration with JT Pharma to assess the feasibility of delivering TP-2021 utilizing our ProNeura system. We successfully manufactured a prototype implant containing TP-2021 (TP 2021- ProNeura) to be used in appropriate small animal models. Our initial work focused on TP-2021’s ability to activate peripheral kappa opioid receptors, potentially providing a non-addictive treatment for certain types of pain. Recently, our experiments have pivoted to explore the feasibility of also using TP-2021 ProNeura in the treatment of chronic pruritus, a debilitating condition defined as itching of the skin lasting longer than six weeks. In February 2021, we announced that early non-clinical studies of TP-2021 injected subdermally in mice demonstrated, very high potency and specificity for the kappa opioid receptor. This enabled us to rapidly move forward to test delivery and effectiveness (proof-of-concept) in proven animal models of moderate to severe pruritus. Currently, these studies are ongoing, and we hope to share results in the second half of 2021.

In 2015, an estimated 23 – 44 million Americans suffered from chronic pruritus in the setting of both cutaneous and systemic conditions. Current treatments include antihistamines, corticosteroids, and over-the-counter lotions, all of which are relatively ineffective and may have undesirable side-effect profiles. The antipruritic effect of kappa opioid agonists is thought to be related to their binding to kappa opioid receptors on keratinocytes, immune cells and peripheral itch neurons. We believe, based on our early non-clinical data, that subcutaneous implantation of TP-2021 ProNeura could potentially deliver therapeutic concentrations of TP-2021 for six months or longer following a single in-office procedure. We are currently conducting the initial non-clinical studies designed to establish proof-of-concept, and if successful, we will then conduct Investigational New Drug, or IND, enabling non-clinical safety and pharmacology studies in preparation for human clinical studies.

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

The NIDA grant provides funds for the completion of implant formulation development, cGMP manufacturing and non-clinical studies required for filing an IND. During the first quarter of 2020 we met with the FDA to review our non-clinical development plans and obtain guidance regarding filing an IND. Since other nalmefene formulations had already been approved by the FDA, we were pursuing a shorter, more streamlined 505(b)(ii) regulatory pathway in our development program. However, the FDA provided clear guidance on the type of development plan that we should follow. Specifically, the FDA has indicated that this product development should follow the more expansive 505(b)(i) regulatory pathway due to the lack of chronic safety data on nalmefene employing a long acting formulation, and the specific non-clinical studies that will be required to file an IND. Based on this input, collection of all the non-clinical chronic toxicology data will require an additional study, and will also require increasing the duration of an ongoing study that will move the filing of the IND to late-2021 at the soonest. We have discussed the change in development plan with NIDA and they have accepted our plan to reallocate previously approved funds for conduct of the studies. Based on pursuing the 505(b)(i) pathway, the overall product development program cost is expected to increase considerably, and while we will discuss this further with NIDA, it is uncertain whether these additional funds will be available from NIDA or from any other sources. In July 2021, we received a 12-month, no additional funding, extension of the existing grant.

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

Results of Operations for the Three and Six Months ended June 30, 2021 and 2020

Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change

	(In thousands)
Revenues:
License revenue	$3	$6	$(3)	$5	$6	$(1)
Product revenue	89	39	50	200	39	161
Grant revenue	353	1,204	(851)	922	2,330	(1,408)
Total revenues	$445	$1,249	$(804)	$1,127	$2,375	$(1,248)

The decrease in total revenues from continuing operations for the three and six months ended June 30, 2021 was primarily due to decreases in grant revenues primarily related to the type and timing of development activities performed during the periods presented, which were partially offset by an increase in product revenues. Product revenues from continuing operations for the three and six months ended June 30, 2021 consisted of sales of Probuphine related product materials to Molteni for the EU. Revenue from the sale of Probuphine in the U.S. during the three and six months ended June 30, 2020 has been reclassified to discontinued operations (see Note 9 to the condensed financial statements included in this report for more information).

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change

	(In thousands)
Operating expenses:
Cost of goods sold	$89	$—	$89	$199	$—	$199
Research and development	1,646	1,644	2	3,523	3,456	67
Selling, general and administrative	1,035	1,223	(188)	2,362	2,511	(149)
Total operating expenses	$2,770	$2,867	$(97)	$6,084	$5,967	$117

Cost of goods sold from continuing operations reflects costs and expenses associated with sales of Probuphine related product materials to Molteni for the EU. Cost of goods sold related to the sale of Probuphine in the U.S. during the three and six months ended June 30, 2020 has been reclassified to discontinued operations (see Note 9 to the condensed financial statements included in this report for more information).

Research and development costs from continuing operations for the three and six months ended June 30, 2021 remained essentially unchanged and were primarily associated with activities related to non-clinical studies required for the planned IND submission as part of our NIDA grant for the development of a nalmefene implant and initial non-clinical proof of concept studies related to our TP-2021 implant program. Other research and development expenses include internal operating costs such as research and development personnel-related expenses, non-clinical and clinical product development related travel expenses, and allocation of facility and corporate costs. Research and development expenses related to our U.S. Probuphine activities during the three and six months ended June 30, 2020 have been reclassified to discontinued operations (see Note 9 to the condensed financial statements included in this report for more information). As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this document, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates. However, we anticipate that our research and development expenses will increase as we continue our current or any future ProNeura development programs to the extent these costs are not supported through grants or partners.

The decrease in general and administrative expenses for the three and six months was primarily related to decreases in consulting, legal and other professional fees primarily related to our 2020 stockholder meetings, which were partially offset by increases in non-cash stock-based compensation. Selling and marketing expenses related to the sale of Probuphine in the U.S. during the three and six months ended June 30, 2020 have been reclassified to discontinued operations (see Note 9 to the condensed financial statements included in this report for more information).

Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change

	(In thousands)
Other income (expense):
Interest expense, net	$—	$(250)	$250	$(2)	$(472)	$470
Non-cash loss on changes in fair value of warrants	—	—	—	—	(923)	923
Gain on debt extinguishment	661	—	661	661		661
Other expense, net	(16)	(7)	(9)	(23)	(220)	197
Other income (expense), net	$645	$(257)	$902	$636	$(1,615)	$2,251

The increase in other income, net for the three and six months ended June 30, 2021 was primarily due to a gain on debt extinguishment resulting from the May 2021 forgiveness of our outstanding PPP Loan and decreases in interest expense resulting from the settlement of debt in October 2020. During the six months ended June 30, 2020, we incurred approximately $0.9 million in non-cash losses on changes in the fair value of warrants, approximately $0.5 million of interest expense related to our debt, and approximately $0.2 million in costs attributable to the issuance of warrants.

Net Loss and Net Loss per Share

Our net loss from continuing operations for the three-month period ended June 30, 2021 was approximately $1.7 million, or approximately $0.17 per share, compared to our net loss from continuing operations of approximately $1.9 million, or approximately $0.59 per share, for the comparable period in 2020. Our net loss from discontinued operations for the three-month period ended June 30, 2020 was approximately $2.8 million, or approximately $0.87 per share. Our net loss from continuing operations for the six-month period ended June 30, 2021 was approximately $4.3 million, or approximately $0.45 per share, compared to our net loss from continuing operations of approximately $5.2 million, or approximately $1.76 per share, for the comparable period in 2020. Our net loss from discontinued operations for the six-month period ended June 30, 2020 was approximately $5.0 million, or approximately $1.70 per share.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At June 30, 2021, we had working capital of approximately $8.1 million compared to working capital of approximately $3.1 million at December 31, 2020.

In May 2021, the approximately $0.7 million of outstanding debt related to our April 2020 PPP Loan was forgiven.

In January 2021, we completed an offering with several accredited institutional investors pursuant to which we issued 2,725,000 shares of our common stock in a registered direct offering and warrants to purchase 2,725,000 shares of our common stock with an exercise price of $3.55 per share in a concurrent private placement. The warrants were exercisable immediately and will expire in July 2026. The net cash proceeds from this offering were approximately $8.8 million after deduction of underwriting fees and other offering expenses.

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

During the six months ended June 30, 2020, we received an aggregate of approximately $7.0 million in cash proceeds from the exercises of warrants to purchase approximately 1,038,147 shares of our common stock.

At June 30, 2021, we had cash and cash equivalents of approximately $9.7 million, which we believe is sufficient to fund our planned operations into the first quarter of 2022. There is substantial doubt about our ability to continue as a going concern. We will require additional funds to finance our operations. We are exploring several financing alternatives; however, there can be no assurance that our efforts to obtain the funding required to continue our operations will be successful.

Sources and Uses of Cash

	Six Months Ended June 30,
	2021	2020

	(In thousands)
Net cash used in operating activities	(4,556)	(9,195)
Net cash used in investing activities	(18)	(87)
Net cash provided by financing activities	8,841	9,557
Net increase (decrease) in cash and cash equivalents	4,267	275

Net cash used in operating activities for the six months ended June 30, 2021 consisted primarily of our net loss of approximately $4.3 million and approximately $0.3 million related to net changes in operating assets and liabilities, partially offset by approximately $0.7 million of non-cash charges primarily related to stock-based compensation and depreciation and amortization. Net cash used in operating activities for the six months ended June 30, 2020 consisted primarily of our net loss of approximately $10.2 million and approximately $0.5 million related to net changes in operating assets and liabilities, partially offset by approximately $1.3 million of non-cash charges mainly related to non-cash losses on changes in fair value of warrants, interest expense, stock based compensation and depreciation and amortization and approximately $0.2 million in costs attributable to the issuance of warrants. Uses of cash in operating activities were primarily to fund product development programs, administrative expenses and our commercialization activities which were discontinued during the fourth quarter of 2020.

Net cash used in investing activities was primarily related to purchases of equipment during the six months ended June 30, 2020.

Net cash provided by financing activities for the six months ended June 30, 2021 consisted of net cash proceeds from the January 2021 offering. Net cash provided by financing activities for the six months ended June 30, 2020 consisted of approximately $1.9 million of net cash proceeds from the January 2020 offering, approximately $7.0 million of net cash proceeds from the exercises of warrants to purchase our common stock and approximately $0.7 million from our April 2020 PPP Loan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our 2020 10-K have not materially changed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Executive Chairman, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2021, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended June 30, 2021 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

A legal proceeding has been initiated by a former employee alleging wrongful termination, retaliation, infliction of emotional distress, negligent supervision, hiring and retention and slander. An independent investigation into this individual’s allegations of whistleblower retaliation, while still an employee, was conducted utilizing an outside investigator and concluded that such allegations were not substantiated. We intend to vigorously defend the lawsuit (which we have compelled into arbitration); however, in light of our cash position, there can be no assurance that the defense and/or settlement of this matter will not have a material adverse impact on our business.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2020 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2020 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We are increasingly dependent on information technology systems, infrastructure and electronically stored data. Cybersecurity breaches could expose us to liability, damage our reputation, compromise our confidential information or otherwise adversely affect our business.

We are increasingly dependent upon information technology systems, infrastructure and electronically stored data. Our computer systems may be vulnerable to service interruption or destruction, malicious intrusion, and random attack. Security breaches pose a risk that sensitive data, including intellectual property, trade secrets or personal information may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of service, social engineering, and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our key business partners face similar risks, and a security breach of their systems could adversely affect our security posture. While we continue to invest in data protection and information technology, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm.

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

10.26 ±±	Agreement for Co-Promotion Partnership, dated June 23, 2020, by and between Titan Pharmaceuticals, Inc. and Indegene, Inc.(23)
10.27	Debt Settlement and Release Agreement by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A.(24)
10.28±±	Asset Purchase Agreement dated October 27, 2020 between Titan Pharmaceuticals, Inc. and JT Pharmaceuticals, Inc.(27)
10.29	Form of January 15, 2021 Securities Purchase Agreement(28)
10.30	Placement Agency Agreement dated January 15, 2021, by and between Titan Pharmaceuticals, Inc. and Maxim Group LLC(28)
14.1	Code of Business Conduct and Ethics(5)
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
±Confidential treatment has been granted as to certain portions of this exhibit.
±±Certain information has been omitted from this exhibit in reliance upon Item 601(b)(10) of Regulation S-K.
(1)Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-221126).
(2)Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(3)Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(4)Incorporated by reference from the Registrant’s Registration Statement on Form 10 filed on January 14, 2010.
(5)Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.
(6)Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 28, 2015.
(7)Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 3, 2019.
(8)Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 27, 2017.
(9)Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 7, 2018.
(10)Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 26, 2018.
(11)Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 30, 2018.
(12)Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 3, 2018.
(13)Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018.
(14)Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 20, 2018.
(15)Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 25, 2018.
(16)Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 25, 2019.
(17)Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 8, 2019.
(18)Incorporated by reference from the Registrant’s Current Report on Form 8-K dated October 18, 2019.
(19)Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 7, 2020.
(20)Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated April 1, 2019.

(21)Incorporated by reference from the Registrant’s Registration Statement on Form S-1 dated September 12, 2019.
(22)Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated March 30, 2020.
(23)Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2020.
(24)Incorporated by reference from the Registrant’s Current Report on Form 8-K dated October 26, 2020.
(25)Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A dated October 27, 2020.
(26)Incorporated by reference from the Registrant’s Current Report on Form 8-K dated November 2, 2020.
(27)Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2020.
(28)Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 19, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: August 16, 2021	By:	/s/ Marc Rubin, M.D.
	Name:	Marc Rubin, M.D.
	Title:	Executive Chairman
(Principal Executive and Principal Financial Officer)