Form 10-Q
period 2021-09-30
TITAN PHARMACEUTICALS INC
filed 2021-11-15
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	TTNP	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2021
Common Stock, par value $0.001	9,914,158

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2021	2020
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$7,418	$5,413
Receivables	265	884
Inventory	129	328
Prepaid expenses and other current assets	846	522
Discontinued operations - current assets	187	181
Total current assets	8,845	7,328
Property and equipment, net	468	618
Operating lease right-of-use assets	324	141
Total assets	$9,637	$8,087

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$386	$1,253
Accrued clinical trials expenses	14	214
Other accrued liabilities	303	319
Operating lease liability, current	109	150
Current portion of long-term debt	—	327
Discontinued operations – current liabilities	1,113	1,960
Total current liabilities	1,925	4,223
Operating lease liability, noncurrent	216	—
Long-term debt	—	332
Total liabilities	2,141	4,555
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, at amounts paid-in , $0.001 par value per share; 225,000,000 shares authorized 9,864,158 and 7,139,068 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	10	7
Additional paid-in capital	381,001	370,804
Accumulated deficit	(373,515)	(367,279)
Total stockholders’ equity	7,496	3,532
Total liabilities and stockholders’ equity	$9,637	$8,087

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amount)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
License revenue	$4	$—	$9	$6
Product revenue	36	—	236	39
Grant revenue	224	1,018	1,146	3,348
Total revenues	264	1,018	1,391	3,393
Operating expenses:
Cost of goods sold	—	—	199	—
Research and development	1,193	887	4,716	4,343
Selling, general and administrative	979	1,327	3,341	4,052
Total operating expenses	2,172	2,214	8,256	8,395
Loss from operations	(1,908)	(1,196)	(6,865)	(5,002)
Other income (expense):
Interest expense, net	—	(246)	(2)	(718)
Non-cash loss on changes in the fair value of warrants	—	—	—	(923)
Gain on debt extinguishment	—	—	661	—
Other expense, net	(7)	(13)	(30)	(233)
Other income (expense), net	(7)	(259)	629	(1,874)
Loss from continuing operations	(1,915)	(1,455)	(6,236)	(6,876)
Loss from discontinued operations	—	(3,477)	—	(8,281)
Net loss and comprehensive loss	$(1,915)	$(4,932)	$(6,236)	$(15,157)
Basic and diluted net loss per common share from continuing operations	$(0.19)	$(0.45)	$(0.64)	$(2.25)
Basic and diluted net loss per common share from discontinued operations	$—	$(1.07)	$—	$(2.70)
Weighted average shares used in computing basic and diluted net loss per common share	9,864	3,264	9,675	3,062

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	7,139	$7	$370,804	$(367,279)	$3,532
Net loss	—	—	—	(2,641)	(2,641)
Issuance of common stock, net	2,725	3	8,838	—	8,841
Stock-based compensation	—	—	248	—	248
Balances at March 31, 2021	9,864	$10	$379,890	$(369,920)	$9,980
Net loss	—	—	—	(1,680)	(1,680)
Stock-based compensation	—	—	447	—	447
Balances at June 30, 2021	9,864	$10	$380,337	$(371,600)	$8,747
Net loss	—	—	—	(1,915)	(1,915)
Stock-based compensation	—	—	664	—	664
Balances at September 30, 2021	9,864	$10	$381,001	$(373,515)	$7,496

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2019	1,913	$2	$350,468	$(349,037)	$1,433
Net loss	—	—	—	(5,584)	(5,584)
Issuance of common stock, net	290	—	452	—	452
Issuance of common stock upon exercises of warrants, net	913	1	6,161	—	6,162
Reclassification of warrants from liability	—	—	2,897	—	2,897
Stock-based compensation	—	—	(84)	—	(84)
Balances at March 31, 2020	3,116	$3	$359,894	$(354,621)	$5,276
Net loss	—	—	—	(4,641)	(4,641)
Issuance of common stock upon exercises of warrants, net	125	—	846	—	846
Stock-based compensation	—	—	79	—	79
Balances at June 30, 2020	3,241	$3	$360,819	$(359,262)	$1,560
Net loss				(4,932)	(4,932)
Issuance of common stock, net	648	1	2,443		2,444
Issuance of common stock upon exercises of warrants, net	3		22		22
Stock-based compensation			9		9
Balances at September 30, 2020	3,892	$4	$363,293	$(364,194)	$(897)

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,236)	$(15,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	168	227
Non-cash interest expense	2	447
Non-cash loss on changes in fair value of warrants	—	923
Non-cash loss on asset impairment	—	433
Non-cash gain on debt extinguishment	(661)	—
Stock-based compensation	1,359	4
Finance costs attributable to issuance of warrants	—	211
Other	(8)	(11)
Changes in operating assets and liabilities:
Receivables	459	570
Inventory	199	(508)
Prepaid expenses and other assets	(170)	14
Accounts payable	(1,628)	309
Accrued sales allowances	—	(690)
Other accrued liabilities	(302)	586
Net cash used in operating activities	(6,818)	(12,642)

Cash flows from investing activities:
Purchases of property and equipment	(18)	(531)
Net cash used in investing activities	(18)	(531)

Cash flows from financing activities:
Net proceeds from equity offering	8,841	4,339
Net proceeds from the exercises of common stock warrants	—	7,030
Net loan proceeds	—	654
Net cash provided by financing activities	8,841	12,023

Net increase (decrease) in cash and cash equivalents	2,005	(1,150)
Cash and cash equivalents at beginning of period	5,413	5,223
Cash and cash equivalents at end of period	$7,418	$4,073
Supplemental disclosure of cash flow information:
Interest paid	$—	$295

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.    Organization and Summary of Significant Accounting Policies

The Company

We are a pharmaceutical company developing therapeutics utilizing our proprietary long-term drug delivery platform, ProNeura®, for the treatment of select chronic diseases for which steady state delivery of a drug has the potential to provide an efficacy and/or safety benefit. ProNeura consists of a small, solid implant made from a mixture of ethylene-vinyl acetate, or EVA, and a drug substance. The resulting product is a solid matrix that is designed to be administered subdermally, in a brief, outpatient procedure and is removed in a similar manner at the end of the treatment period. These procedures may be performed by trained health care providers, or HCPs, including licensed and surgically qualified physicians, nurse practitioners, and physician’s assistants in a HCP’s office or other clinical setting.

Our first product based on our ProNeura technology was the Probuphine® (buprenorphine) implant, which has been approved in the United States, Canada and the European Union, or EU, for the maintenance treatment of opioid use disorder in clinically stable patients taking 8 mg or less a day of oral buprenorphine. While Probuphine continues to be commercialized in Canada and the EU (known as SixmoTM) by other companies who have either licensed or acquired the rights from Titan, we discontinued commercialization of the product in the U.S. during the fourth quarter of 2020. The disappointing commercial performance of Probuphine was multifactorial in origin, as previously enumerated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, or 2020 10-K, as filed with the Securities and Exchange Commission, or SEC. Discontinuation of our commercial operations has allowed us to focus our limited resources on important product development programs and transition back to a product development company. We operate in only one business segment, the development of pharmaceutical products.

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

All share and per share amounts contained in this report on Form 10-Q give retroactive effect to the reverse split effected by the board of directors, or Board, in November 2020 at a ratio of one share for every 30 shares then outstanding.

The accompanying condensed financial statements have been prepared assuming we will continue as a going concern.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any future interim periods.

The balance sheet as of December 31, 2020 is derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the 2020 10-K.

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates.

As of September 30, 2021, we had cash and cash equivalents of approximately $7.4 million, which we believe is sufficient to fund our planned operations into the second quarter of 2022. We will require additional funds to finance our operations. We are exploring several financing alternatives; however, there can be no assurance that our efforts to obtain the funding required to continue our operations will be successful and there is substantial doubt about our ability to continue as a going concern.

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

Going Concern Assessment

We assess going concern uncertainty in our condensed financial statements to determine if we have sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the condensed financial statements are issued, which is referred to as the “look-forward period” as defined by Accounting Standard Update, or ASU, No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and its ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable that those implementations can be achieved, and we have the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15.

Based upon the above assessment, we concluded that, at the date of filing the condensed financial statements in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021, we did not have sufficient cash to fund our operations for the next 12 months without securing additional funds and, therefore, there is substantial doubt about our ability to continue as a going concern within 12 months after the date the condensed financial statements were issued. Additionally, we have suffered recurring losses from operations and have an accumulated deficit that raises substantial doubt about our ability to continue as a going concern.

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

	As of
(in thousands)	September 30, 2021	December 31, 2020
Raw materials and supplies	$60	$170
Finished goods	69	158
	$129	$328

The approximately $69,000 of finished goods inventory at September 30, 2021 included materials held for potential sale to Molteni and Knight.

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

Grant Revenue

We have contracts with National Institute on Drug Abuse or NIDA, within the U.S. Department of Health and Human Services, or HHS, the Bill & Melinda Gates Foundation, and other government-sponsored organizations for research and development related activities that provide for payments for reimbursed costs, which may include overhead and general and administrative costs. We recognize revenue from these contracts as we perform services under these arrangements when the funding is committed. Associated expenses are recognized when incurred as research and development expense. Revenues and related expenses are presented gross in the condensed statements of operations and comprehensive loss.

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

Contract Assets and liabilities

There were no contract assets or liabilities in our condensed financial statements at September 30, 2021. The following table presents the activity related to our accounts receivable for the nine-month period ended September 30, 2021.

September 30,
2021
(In thousands)
Balance at January 1, 2021	$884
Additions	1,391
Deductions	(2,010)
Balance at September 30, 2021	$265

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

Leases

In compliance with ASU No. 2016-02, Leases (Topic 842), we determine whether the arrangement is or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at the present value of the future lease payments at commencement date. The interest rate implicit in lease contracts is typically not readily determinable, and therefore, we utilize our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

Lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on our condensed balance sheets as right-of-use assets, operating lease liabilities current and operating lease liabilities non-current. We no longer recognize deferred rent on our condensed balance sheets.

The following table presents the minimum lease payments of our operating lease:

2021	$31
2022	127
2023	130
2024	66
Total minimum lease payments (base rent)	354
Less: imputed interest	(29)
Total operating lease liabilities	$325

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides companies with optional guidance, including expedients and exceptions for applying GAAP to contracts and other transactions affected by reference rate reform, such as the London Interbank Offered Rate, or LIBOR. This new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are evaluating the effects that the adoption of this guidance will have on our financial statements and disclosures.

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

Subsequent Events

We have evaluated events that have occurred after September 30, 2021 and through the date that our condensed financial statements are issued.

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

At September 30, 2021 and December 31, 2020, the fair value of our investments in money market funds were approximately $7.1 million and $5.1 million, respectively, which are included within our cash and cash equivalents in our condensed balance sheets.

There were no warrant liabilities at September 30, 2021. The following table presents a roll forward of the fair value of our warrant liability, the fair value of which is determined by Level 3 inputs for the nine-month period ended September 30, 2020 (in thousands):

September 30, 2020
Fair value, beginning of period	$320
Issuance of warrants	1,654
Change in fair value(1)	923
Reclassification of warrants to additional paid-in capital	(2,897)
Fair value, end of period	$—
(1)	Recognized as non-cash loss on changes in fair value of warrants in the condensed statements of operations and comprehensive loss.

2.    Stock Plans

The following table summarizes option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Option	Intrinsic
	Options (in	Price per	Term	Value
	thousands)	share	(in years)	(in thousands)
Outstanding at December 31, 2020	28	$242.70	6.35	$—
Granted	670	4.02
Forfeited or expired	(6)	137.74
Outstanding at September 30, 2021	692	$12.46	9.23	$—
Exercisable at September 30, 2021	415	$18.08	9.15	$—

No options to purchase common stock were granted during the three-month period ended September 30, 2021.

The following table summarizes the stock-based compensation expense recorded for awards under our stock option plans (in thousands):

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$325	$—	$659	$—
Selling, general and administrative	330	9	691	4
Total stock-based compensation	$655	$9	$1,350	$4

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the fair value of our stock options:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Weighted-average risk-free interest rate	—%	0.3%	0.5%	0.4%
Expected dividend payments	—	—	—	—
Expected holding period (years) [1]	—	5.7	5.5	5.8
Weighted-average volatility factor [2]	—	1.07	1.14	1.04
Estimated forfeiture rates for options granted [3]	—%	24%	30%	27%
(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.
(2)	Weighted average volatility is based on the historical volatility of our common stock.
(3)	Estimated forfeiture rates are based on historical data.

As of September 30, 2021, there was approximately $0.6 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.3 years.

3.    Net Loss Per Share

The table below presents common shares underlying stock options, warrants and convertible loans that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Weighted-average anti-dilutive common shares resulting from options	692	30	596	31
Weighted-average anti-dilutive common shares resulting from warrants	2,949	279	1,651	279
Restricted stock	19	—	6	—
Convertible debt	—	108	—	108
	3,660	417	2,253	418

4.    Molteni Purchase Agreement

On March 21, 2018, we entered into a purchase agreement, or Molteni Purchase Agreement, with L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A., or Molteni, pursuant to which Molteni acquired the European intellectual property related to Probuphine and gained the exclusive right to commercialize the Probuphine product supplied by us, to be marketed under the tradename Sixmo, in the EU, as well as certain countries of the Commonwealth of Independent States, the Middle East and North Africa.

Following certain amendments to the Molteni Purchase Agreement in August 2018 and September 2019, in October 2020, we entered into a Debt Settlement and Release Agreement, or DSRA, with Molteni and Horizon Technology Finance Corporation, or Horizon, the holders of our outstanding secured debt, to settle such obligations for $1.6 million in cash, the transfer of certain Probuphine assets to Molteni, including all of our manufacturing equipment, and the termination of our rights to future payments under the Molteni Purchase Agreement. The DSRA provided for the release to us of the remaining collateral.

5.    JT Pharmaceuticals Asset Purchase Agreement

In October 2020, we entered into an Asset Purchase Agreement, or JT Agreement, with JT Pharmaceuticals, Inc., or JT Pharma, to acquire JT Pharma’s kappa opioid agonist peptide, TP-2021 (formerly JT-09) for use in combination with our ProNeura long-term, continuous drug delivery technology, for the treatment of chronic pruritus and other medical conditions. Under the terms of the JT Agreement, JT Pharma received a $15,000 closing payment and is entitled to receive future milestone payments, payable in cash or in stock, based on the achievement of certain developmental and regulatory milestones, and single-digit percentage earn-out payments on net sales of the product if successfully developed and approved for commercialization. To date, none of these events have occurred and no contingent consideration, milestone or earn-out payments have been recognized.

6.    Commitments and Contingencies

Minimum payments

Our manufacturing agreement, as amended, with DPT Laboratories, Ltd., or DPT, our contract manufacturer for our Probuphine product, provided for a minimum annual manufacturing fee of $1.0 million. In the event we did not have DPT manufacture sufficient quantities of product to exceed the minimum annual manufacturing fee, DPT may invoice us for the amount of the shortfall.

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

7.    Debt Agreements

Horizon and Molteni Loans

In March 2018, we entered into an Amended and Restated Venture Loan and Security Agreement, or Loan Agreement, with Horizon and Molteni pursuant to which Horizon assigned approximately $2.4 million of the $4.0 million outstanding principal balance of its loan to us to Molteni and Molteni was appointed as the collateral agent and assumed majority and administrative control of the loan. Under the Loan Agreement, Molteni had the right to convert its portion of the debt into shares of our common stock at a conversion price of $216.00 per share and was required to effect this conversion of debt to equity upon completion of an equity financing meeting specified criteria. In connection with the Loan Agreement, we issued warrants to purchase an aggregate of 223 shares of our common stock with an exercise price per share of $216.00 to Horizon.

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

In October 2020, we entered into the DSRA with Molteni and Horizon to settle our obligations for $1.6 million in cash, the transfer of certain Probuphine assets to Molteni, including all of our manufacturing equipment located at DPT, and the termination of our rights to future payments under the Purchase Agreement with Molteni.

Paycheck Protection Program Loan

On April 20, 2020, we received an approximately $654,000 loan, or PPP Loan, pursuant to the Paycheck Protection Program of the CARES Act that bore interest at the annual rate of 1.0% and matured in April 2022. The proceeds of the PPP Loan were to be used to retain workers and maintain payroll and make mortgage interest, lease and utility payments and were subject to forgiveness in accordance with requirements of the Small Business Administration. The PPP Loan originally had a six-month deferral of payments period which was extended to sixteen months during the third quarter of 2020. In May 2021, the entire balance of the PPP loan along with accrued interest was forgiven and the approximately $0.7 million gain on extinguishment of the debt was included in other income (expense) in our condensed statements of operations and comprehensive loss.

8.    Stockholders’ Equity

Our common stock outstanding as of September 30, 2021 and December 31, 2020 was 9,864,158 shares and 7,139,068 shares, respectively.

Restricted Shares

In August, 2021, we agreed to issue 50,000 shares of our common stock pursuant to a restricted stock agreement with Maxim Partners, LLC in connection with the entry into an amendment to our existing advisory agreement. The shares vest monthly over 12 months. We recorded approximately $9,000 of stock-based compensation expense during the three-month period ended September 30, 2021.

The following table summarizes restricted stock activity:

September 30, 2021
Outstanding at December 31, 2020	—
Issued	50,000
Forfeited or expired	—
Outstanding at September 30, 2021	50,000

Annual Meeting of Stockholders

In January 2021, our stockholders approved an amendment to the 2015 Omnibus Equity Incentive plan to increase the number of authorized shares to 1,000,000 shares.

January 2021 Offering

In January 2021, we completed an offering with several accredited institutional investors pursuant to which we issued 2,725,000 shares of our common stock in a registered direct offering and warrants to purchase 2,725,000 shares of our common stock with an exercise price of $3.55 per share in a concurrent private placement. The warrants were classified as equity, were exercisable immediately and will expire in July 2026. The net cash proceeds from this offering were approximately $8.8 million after deduction of underwriting fees and other offering expenses.

January 2020 Offering

In January 2020, we completed a financing with several institutional investors pursuant to which we issued 290,000 shares of our common stock in a registered direct offering and warrants to purchase 290,000 shares of our common stock with an exercise price of $7.50 per share in a concurrent private placement (the “January 2020 Warrants”) pursuant to which we received net cash proceeds of approximately $1.9 million, after deduction of underwriting fees and other offering expenses. The January 2020 Warrants became exercisable in September 2020 following receipt of stockholder approval of an increase in our authorized shares of common stock and they expire in July 2025. Financing costs of approximately $0.2 million allocated to the January 2020 warrant liability were expensed and included in other income (expense) in the condensed statements of operations and comprehensive loss. The January 2020 Warrants were originally recorded as liabilities. In March 2020, we amended the January 2020 Warrants and warrants we issued in connection with a financing in August 2019 to modify certain provisions that had required them to be previously classified as liabilities and to enable them to be classified as equity under the relevant accounting standards. As a result, we reclassified the fair value of such warrants on the date of the amendment from warrant liabilities to additional paid-in capital in the balance sheet and recognized an approximately $0.9 million non-cash loss on changes in the fair value of warrants in the condensed statements of operations and comprehensive loss.

September 2020 Offering

In September 2020, we completed a registered direct offering with several institutional investors pursuant to which we issued 648,000 shares of our common stock at a price of $4.20 per share. We received net cash proceeds of approximately $2.4 million, after deduction of underwriting fees and other offering expenses.

9.    Discontinued Operations

The components of loss from discontinued operations as reported in our condensed statements of operations and comprehensive loss were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020

	(In thousands, except per share data)
Revenue:
Product revenue	$102	$388

Costs and expenses:
Cost of goods sold	683	1,082
Research and development	675	1,503
Selling, general and administrative	2,221	6,084
Total costs and expenses	3,579	8,669
Loss from discontinued operations	(3,477)	(8,281)
Other expense, net	—	—
Net loss from discontinued operations	$(3,477)	$(8,281)
Basic and diluted net loss per common share from discontinued operations	$(1.07)	$(2.70)
Weighted average shares used in computing basic and diluted net loss per common share	3,264	3,062

The following table presents information related to assets and liabilities reported as discontinued operations in our condensed balance sheets:

	September 30,	December 31,
	2021	2020
(In thousands)
Receivables	$160	$—
Prepaid expenses and other current assets	27	181
Discontinued operations – current assets	$187	$181

Accounts payable	$752	$1,515
Accrued clinical trials expenses	9	80
Accrued sales allowances	—	61
Other accrued liabilities	352	304
Discontinued operations – current liabilities	$1,113	$1,960

During the three and nine months ended September 30, 2020 we recognized non-cash stock-based compensation expenses of approximately $9,000 and $110,000, respectively, which is included in discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q or in the documents incorporated by reference herein may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, the Exchange Act, that involve substantial risks and uncertainties. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements included or incorporated by reference in this report or our other filings with the SEC include, but are not necessarily limited to, those relating to uncertainties relating to:

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties, including the risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or documents filed with or furnished to the SEC that could cause actual performance or results to differ materially from what is expressed in or suggested by the forward-looking statements.

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

Probuphine® and ProNeura® are trademarks of our company. This Quarterly Report on Form 10-Q also includes trade names and trademarks of companies other than Titan.

All share and per share data in this report gives retroactive effect to a one-for-30 reverse stock split effected in November 2020.

Overview

We are a pharmaceutical company developing therapeutics utilizing our proprietary long-term drug delivery platform, ProNeura®, for the treatment of select chronic diseases for which steady state delivery of a drug has the potential to provide an efficacy and/or safety benefit. ProNeura consists of a small, solid implant made from a mixture of ethylene-vinyl acetate, or EVA, and a drug substance. The resulting product is a solid matrix that is designed to be administered subdermally, in a brief, outpatient procedure and is removed in a similar manner at the end of the treatment period. These procedures may be performed by trained health care providers, or HCPs, including licensed and surgically qualified physicians, nurse practitioners, and physician’s assistants in a HCP’s office or other clinical setting.

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

Results of Operations for the Three and Nine Months ended September 30, 2021 and 2020

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change

	(In thousands)
Revenues:
License revenue	$4	$—	$4	$9	$6	$3
Product revenue	36	—	36	236	39	197
Grant revenue	224	1,018	(794)	1,146	3,348	(2,202)
Total revenues	$264	$1,018	$(754)	$1,391	$3,393	$(2,002)

The decrease in total revenues from continuing operations for the three and nine months ended September 30, 2021 was primarily due to decreases in grant revenues primarily related to the type and timing of development activities performed during the periods presented, which were partially offset by an increase in product revenues. Product revenues from continuing operations for the three and nine months ended September 30, 2021 consisted of sales of Probuphine related product materials to Molteni for the EU. Revenue from the sale of Probuphine in the U.S. during the three and nine months ended September 30, 2020 has been reclassified to discontinued operations (see Note 9 to the condensed financial statements included in this report for more information).

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change

	(In thousands)
Operating expenses:
Cost of goods sold	$—	$—	$—	$199	$—	$199
Research and development	1,193	887	306	4,716	4,343	373
Selling, general and administrative	979	1,327	(348)	3,341	4,052	(711)
Total operating expenses	$2,172	$2,214	$(42)	$8,256	$8,395	$(139)

Cost of goods sold from continuing operations reflects costs and expenses associated with sales of Probuphine related product materials to Molteni for the EU. Cost of goods sold related to the sale of Probuphine in the U.S. during the three and nine months ended September 30, 2020 has been reclassified to discontinued operations (see Note 9 to the condensed financial statements included in this report for more information).

The increase in research and development costs from continuing operations for the three and nine months ended September 30, 2021 was primarily associated with activities related to non-clinical studies required for the planned Investigational New Drug submission as part of our NIDA grant for the development of a nalmefene implant and initial non-clinical proof of concept studies related to our TP-2021 implant program. Other research and development expenses include internal operating costs such as research and development personnel-related expenses, non-clinical and clinical product development related travel expenses, and allocation of facility and corporate costs. Research and development expenses related to our U.S. Probuphine activities during the three and nine months ended September 30, 2020 have been reclassified to discontinued operations (see Note 9 to the condensed financial statements included in this report for more information). As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this document, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates. However, we anticipate that our research and development expenses will increase as we continue our current or any future ProNeura development programs to the extent these costs are not supported through grants or partners.

The decrease in general and administrative expenses from continuing operations for the three and nine months was primarily related to the substantial non-recurring consulting, legal and other professional fees incurred in connection with the stockholder meetings held in 2020 which were partially offset by increases in non-cash stock-based compensation. Selling and marketing expenses related to the sale of Probuphine in the U.S. during the three and nine months ended September 30, 2020 have been reclassified to discontinued operations (see Note 9 to the condensed financial statements included in this report for more information).

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change

	(In thousands)
Other income (expense):
Interest expense, net	$—	$(246)	$246	$(2)	$(718)	$716
Non-cash loss on changes in fair value of warrants	—	—	—	—	(923)	923
Gain on debt extinguishment	—	—	—	661	—	661
Other expense, net	(7)	(13)	6	(30)	(233)	203
Other income (expense), net	$(7)	$(259)	$252	$629	$(1,874)	$2,503

The decrease in other expense, net for the three months ended September 30, 2021 was primarily due to decreases in interest expense resulting from the settlement of debt in October 2020. The increase in other income, net for the nine months ended September 30, 2021 was primarily due to a gain on debt extinguishment resulting from the May 2021 forgiveness of our outstanding PPP Loan and decreases in interest expense resulting from the settlement of debt in October 2020. During the nine months ended September 30, 2020, we incurred approximately $0.9 million in non-cash losses on changes in the fair value of warrants, approximately $0.7 million of interest expense related to our debt, and approximately $0.2 million in costs attributable to the issuance of warrants.

Net Loss and Net Loss per Share

Our net loss from continuing operations for the three-month period ended September 30, 2021 was approximately $1.9 million, or approximately $0.19 per share, compared to our net loss from continuing operations of approximately $1.5 million, or approximately $0.45 per share, for the comparable period in 2020. Our net loss from discontinued operations for the three-month period ended September 30, 2020 was approximately $3.5 million, or approximately $1.07 per share. Our net loss from continuing operations for the nine-month period ended September 30, 2021 was approximately $6.2 million, or approximately $0.64 per share, compared to our net loss from continuing operations of approximately $6.9 million, or approximately $2.25 per share, for the comparable period in 2020. Our net loss from discontinued operations for the nine-month period ended September 30, 2020 was approximately $8.3 million, or approximately $2.70 per share.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At September 30, 2021, we had working capital of approximately $6.9 million compared to working capital of approximately $3.1 million at December 31, 2020.

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

At September 30, 2021, we had cash and cash equivalents of approximately $7.4 million, which we believe is sufficient to fund our planned operations into the second quarter of 2022. There is substantial doubt about our ability to continue as a going concern. We will require additional funds to finance our operations. We are exploring several financing alternatives; however, there can be no assurance that our efforts to obtain the funding required to continue our operations will be successful.

Sources and Uses of Cash

	Nine Months Ended September 30,
	2021	2020

	(In thousands)
Net cash used in operating activities	(6,818)	(12,642)
Net cash used in investing activities	(18)	(531)
Net cash provided by financing activities	8,841	12,023
Net increase (decrease) in cash and cash equivalents	2,005	(1,150)

Net cash used in operating activities for the nine months ended September 30, 2021 consisted primarily of our net loss of approximately $6.2 million, approximately $0.7 million related to a gain on debt extinguishment, and approximately $1.4 million related to net changes in operating assets and liabilities, partially offset by approximately $1.5 million of non-cash charges primarily related to stock-based compensation and depreciation and amortization. Net cash used in operating activities for the nine months ended September 30, 2020 consisted primarily of our net loss of approximately $15.2 million, partially offset by approximately $0.3 million related to net changes in operating assets and liabilities, approximately $2.0 million of non-cash charges mainly related to non-cash losses on changes in fair value of warrants, interest expense, stock based compensation and depreciation and amortization and approximately $0.2 million in costs attributable to the issuance of warrants. Uses of cash in operating activities were primarily to fund product development programs, administrative expenses and our commercialization activities which were discontinued during the fourth quarter of 2020.

Net cash used in investing activities was primarily related to purchases of equipment.

Net cash provided by financing activities for the nine months ended September 30, 2021 consisted of net cash proceeds from the January 2021 offering. Net cash provided by financing activities for the nine months ended September 30, 2020 consisted of approximately $4.3 million of net cash proceeds from equity offerings, approximately $7.0 million of net cash proceeds from the exercises of warrants to purchase our common stock and approximately $0.7 million from our April 2020 PPP Loan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our 2020 10-K have not materially changed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Executive Chairman, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2021, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and nine months ended September 30, 2021 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

We recently became aware of the legal matter filed by FirstString Research, Inc. against several parties, including James McNab, Jr. and JT Pharma, currently pending in the United States District Court for the District of South Carolina. We are not a party to the lawsuit. Among the numerous allegations contained in the FirstString complaint are claims of allegedly unlawful actions taken by Mr. McNab , JT Pharma and others surrounding the TP-2021 asset that was sold to us in October 2020. Based on a preliminary evaluation of the matters described in the complaint, we do not believe there is any material risk to our company or our TP-2021 development program associated with this matter.

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

Item 6. Exhibits

(b)   Exhibits

No.	Description
10.1	Amendment to Employment Agreement between the Registrant and Marc Rubin(1)
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(1)Incorporated by reference from the Registrant’s Current Report on Form 8-K dated October 28, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: November 15, 2021	By:	/s/ Marc Rubin, M.D.
	Name:	Marc Rubin, M.D.
	Title:	Executive Chairman
(Principal Executive and Principal Financial Officer)