Form 10-Q
period 2022-03-31
TITAN PHARMACEUTICALS INC
filed 2022-05-16
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	TTNP	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2022
Common Stock, par value $0.001	13,339,421

Titan Pharmaceuticals, Inc.

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2022	2021
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$8,138	$6,037
Restricted cash	211	295
Receivables	218	112
Inventory	293	293
Prepaid expenses and other current assets	749	480
Discontinued operations - current assets	24	12
Total current assets	9,633	7,229
Property and equipment, net	368	420
Other assets	48	48
Operating lease right-of-use asset	269	297
Total assets	$10,318	$7,994

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$468	$795
Accrued clinical trials expenses	39	9
Other accrued liabilities	320	314
Operating lease liability, current	114	112
Deferred grant revenue	211	295
Discontinued operations – current liabilities	1,126	1,144
Total current liabilities	2,278	2,669
Operating lease liability, non-current	158	187
Total liabilities	2,436	2,856

Stockholders’ equity:
Common stock, at amounts paid-in, $0.001 par value per share; 225,000,000 shares authorized, 12,039,421 and 9,914,158 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	12	10
Additional paid-in capital	386,465	381,183
Accumulated deficit	(378,595)	(376,055)
Total stockholders’ equity	7,882	5,138
Total liabilities and stockholders’ equity	$10,318	$7,994

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amount)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
License revenue	$3	$2
Product revenue	—	111
Grant revenue	189	569
Total revenues	192	682
Operating expenses:
Cost of goods sold	—	110
Research and development	1,409	1,877
General and administrative	1,322	1,327
Total operating expenses	2,731	3,314
Loss from operations	(2,539)	(2,632)
Other expense:
Interest expense, net	—	(1)
Other expense, net	(1)	(8)
Other expense, net	(1)	(9)
Net loss	$(2,540)	$(2,641)
Basic and diluted net loss per common share	$(0.24)	$(0.28)
Weighted average shares used in computing basic and diluted net loss per common share	10,729	9,289

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	9,914	$10	$381,183	$(376,055)	$5,138
Net loss	—	—	—	(2,540)	(2,540)
Issuance of common stock, net	1,151	1	5,029	—	5,030
Issuance of common stock upon exercises of warrants	974	1	—	—	1
Amortization of restricted stock			27		27
Stock-based compensation	—	—	226	—	226
Balances at March 31, 2022	12,039	$12	$386,465	$(378,595)	$7,882

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	7,139	$7	$370,804	$(367,279)	$3,532
Net loss	—	—	—	(2,641)	(2,641)
Issuance of common stock, net	2,725	3	8,838	—	8,841
Stock-based compensation	—	—	248	—	248
Balances at March 31, 2021	9,864	$10	$379,890	$(369,920)	$9,980

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,540)	$(2,641)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	52	55
Non-cash interest expense	—	1
Stock-based milestone payment	50	—
Stock-based compensation	253	248
Other	1	(5)
Changes in operating assets and liabilities:
Receivables	(106)	487
Inventory	—	110
Prepaid expenses and other assets	(281)	(241)
Accounts payable	(350)	(482)
Deferred grant revenue	(84)	—
Other accrued liabilities	41	(157)
Net cash used in operating activities	(2,964)	(2,625)

Cash flows from financing activities:
Net proceeds from equity offering	4,980	8,841
Net proceeds from the exercises of common stock warrants	1	—
Net cash provided by financing activities	4,981	8,841

Net increase in cash, cash equivalents and restricted cash	2,017	6,216
Cash, cash equivalents and restricted cash at beginning of period	6,332	5,413
Cash, cash equivalents and restricted cash at end of period	$8,349	$11,629

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed balance sheets that sum to the total of the same such amounts shown in the condensed statements of cash flows (in thousands):

	March 31,
	2022	2021
Cash and cash equivalents	$8,138	$11,629
Restricted cash	211	—
Cash, cash equivalents and restricted cash shown in the condensed statements of cash flows	$8,349	$11,629

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

Our first product based on our ProNeura technology was Probuphine® (buprenorphine implant), which is approved in the United States, Canada and the European Union, or EU, for the maintenance treatment of opioid use disorder in clinically stable patients taking 8 mg or less a day of oral buprenorphine. While Probuphine continues to be commercialized in Canada and in the EU (as Sixmo™) by other companies that have either licensed or acquired the rights from Titan, we discontinued commercialization of the product in the U.S. during the fourth quarter of 2020. Discontinuation of our commercial operations has allowed us to focus our limited resources on product development programs.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future interim periods.

The balance sheet as of December 31, 2021 is derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”).

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying condensed financial statements have been prepared assuming we will continue as a going concern.

As of March 31, 2022, we had cash and cash equivalents of $8.1 million, which we believe is sufficient to fund our planned operations to the end of the third quarter of 2022. We will require additional funds to finance our operations. We are exploring several financing and strategic alternatives; however, there can be no assurance that our efforts to obtain the funding required to continue our operations will be successful. There is substantial doubt about our ability to continue as a going concern.

Discontinued Operations

In October 2020, we announced our decision to discontinue selling Probuphine in the U.S. and wind down our commercialization activities, and to pursue a plan that will enable us to focus on our current, early-stage ProNeura-based product development programs.

The accompanying condensed financial statements have been recast for all periods presented to reflect the assets, liabilities, revenue and expenses related to our U.S. commercialization activities as discontinued operations (see Note 7). The accompanying condensed financial statements are generally presented in conformity with our historical format. We believe this format provides comparability with the previously filed financial statements.

Going Concern Assessment

We assess going concern uncertainty in our financial statements to determine if we have sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the financial statements are issued, which is referred to as the “look-forward period” as defined by Accounting Standard Update ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable those implementations can be achieved and we have the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15.

Based upon the above assessment, we concluded that, at the date of filing the condensed financial statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2022, we did not have sufficient cash to fund our operations for the next 12 months without additional funds and, therefore, there is substantial doubt about our ability to continue as a going concern within 12 months after the date the condensed financial statements were issued. Additionally, we have suffered recurring losses from operations and have an accumulated deficit that raises substantial doubt about our ability to continue as a going concern.

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

	As of
	March 31, 2022	December 31, 2021
Raw materials and supplies	227	227
Finished goods	66	66
	$293	$293

The approximately $66,000 of finished goods inventory at March 31, 2022 and December 31, 2021 included materials held for potential sale.

Revenue Recognition

We generate revenue principally from collaborative research and development arrangements, sales or licenses of technology, government grants, sales of Probuphine materials to holders of the ex-U.S. product rights, and prior to the discontinued operations, the sale of Probuphine in the U.S. Consideration received for revenue arrangements with multiple components is allocated among the separate performance obligations based upon their relative estimated standalone selling price.

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

Grant Revenue

We have contracts with National Institute on Drug Abuse or NIDA, within the U.S. Department of Health and Human Services, or HHS, the Bill & Melinda Gates Foundation, and other government-sponsored organizations for research and development related activities that provide for payments for reimbursed costs, which may include overhead and general and administrative costs. We recognize revenue from these contracts as we perform services under these arrangements when the funding is committed. Associated expenses are recognized when incurred as research and development expense. Revenues and related expenses are presented gross in the condensed statements of operations.

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

Contract Assets and liabilities

The following table presents the activity related to our accounts receivable for the three months ended March 31, 2022.

March 31,
2022
(In thousands)
Balance at January 1, 2022	$112
Additions	192
Deductions	(86)
Balance at March 31, 2022	$218

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

The following table presents maturities of our operating lease:

2022	96
2023	130
2024	66
Total minimum lease payments (base rent)	292
Less: imputed interest	(20)
Total operating lease liabilities	$272

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses, which requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The amendments in this ASU are effective beginning on January 1, 2023. We are currently assessing the impact of the adoption of Topic 326 on our condensed financial statements and disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides companies with optional guidance, including expedients and exceptions for applying GAAP to contracts and other transactions affected by reference rate reform, such as the London Interbank Offered Rate, or LIBOR. This new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are evaluating the effects that the adoption of this guidance will have on our condensed financial statements and disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments. ASU 2020-06 eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance is effective beginning after December 15, 2023 and must be applied using either a modified or full retrospective approach. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our condensed financial statements and related disclosures.

In November 2021, the FASB issued FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance. The ASU codifies new requirements to disclose information about the nature of certain government assistance received, the accounting policy used to account for the transactions, the location in the financial statements where such transactions were recorded and significant terms and conditions associated with such transactions. The guidance is effective for annual periods beginning after December 15, 2021. We do not expect the adoption of ASU No. 2021-10 to have a material impact to our condensed financial statements and related disclosures.

Subsequent Events

We have evaluated events that have occurred after March 31, 2022 and through the date that our condensed financial statements are issued. See Note 8 Subsequent Events.

Fair Value Measurements

Financial instruments, including receivables, accounts payable and accrued liabilities are carried at cost, approximate their fair values due to the short-term nature of these instruments. Our investments in money market funds are classified within Level 1 of the fair value hierarchy.

At March 31, 2022 and December 31, 2021, the fair value of our investments in money market funds were approximately $7.8 million and $5.7 million, respectively, which are included within our cash and cash equivalents in our condensed balance sheets.

2.    Stock Plans

The following table summarizes our option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Option	Intrinsic
	Options (in	Price per	Term	Value
	thousands)	share	(in years)	(in thousands)
Outstanding at December 31, 2021	682	$12.53	8.98	$—
Granted	310	1.18
Forfeited or expired	(2)	531.11
Outstanding at March 31, 2022	990	$8.28	9.07	$—
Exercisable at March 31, 2022	511	$14.01	8.71	$—

Approximately 310,000 options to purchase common shares were granted during the three-month period ended March 31, 2022.

The following table summarizes the stock-based compensation expense recorded for awards under our stock option plans (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Research and development	$123	$120
Selling, general and administrative	103	128
Total stock-based compensation expense	$226	$248

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the fair value of our stock options:

	Three Months Ended
	March 31,
	2022	2021
Weighted-average risk-free interest rate	1.47%	0.54%
Expected dividend payments	—	—
Expected holding period (years)(1)	5.4	5.5
Weighted-average volatility factor (2)	113.2	113.9
Estimated forfeiture rates for options granted (3)	5.14%	29.6%
(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.
(2)	Weighted average volatility is based on the historical volatility of our common stock.
(3)	Estimated forfeiture rates are based on historical data.

As of March 31, 2022, there was approximately $0.6 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.0 years.

3.    Net Loss Per Share

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect:

	Three months ended
	March 31,
(in thousands)	2022	2021
Weighted-average anti-dilutive common shares resulting from options	977	399
Weighted-average anti-dilutive common shares resulting from warrants	5,442	719
Total	6,419	1,118

4.    JT Pharmaceuticals Asset Purchase Agreement

In October 2020, we entered into an Asset Purchase Agreement, or JT Agreement, with JT Pharmaceuticals, Inc., or JT Pharma, to acquire JT Pharma’s kappa opioid agonist peptide, TP-2021 (formerly JT-09) for use in combination with our ProNeura long-term, continuous drug delivery technology, for the treatment of chronic pruritus and other medical conditions. Under the terms of the JT Agreement, JT Pharma received a $15,000 closing payment and is entitled to receive future milestone payments, payable in cash or in stock, based on the achievement of certain developmental and regulatory milestones, and single-digit percentage earn-out payments on net sales of the product if successfully developed and approved for commercialization. In January 2022, we entered into an agreement with JT Pharma to clarify certain provisions of the JT Agreement pursuant to which we agreed that the proof-of-concept milestone provided for in the JT Agreement was achieved and made a payment of $100,000 and issued 51,021 shares of our common stock to JT Pharma. The related expense was included in research and development expenses in our condensed statements of operations.

5.    Commitments and Contingencies

Lease Commitments

We lease our office facility under an operating lease that expires in June 2024. Rent expense associated with this lease was approximately $32,000 for the three-month period ended March 31, 2022.

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

6.    Stockholders’ Equity

Our common stock outstanding as of March 31, 2022 and December 31, 2021 was 12,039,421 shares and 9,914,158 shares, respectively.

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

Restricted Shares

In August 2021, we agreed to issue 50,000 shares of our common stock pursuant to a restricted stock agreement with Maxim Partners, LLC in connection with the entry into an amendment to our existing advisory agreement. The shares vest monthly over 12 months. We recorded approximately $27,000 of stock-based compensation expense during the three months ended March 31, 2022.

The following table summarizes our restricted stock activity:

March 31,
2022
Outstanding at January 1, 2022	50,000
Issued	—
Forfeited or expired	—
Outstanding at March 31, 2022	50,000

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

7.    Discontinued Operations

The following table presents information related to assets and liabilities reported as discontinued operations in our condensed balance sheet:

	March 31,	December 31,
	2022	2021
(In thousands)
Prepaid expenses and other current assets	$24	$12
Discontinued operations – current assets	$24	$12

Accounts payable	$758	$782
Accrued clinical trials expenses	6	—
Other accrued liabilities	362	362
Discontinued operations – current liabilities	$1,126	$1,144

8.    Subsequent Events

Warrant Exercises

In April 2022, we received approximately $1,300 from the exercise of 1,300,000 pre-funded warrants issued in the February 2022 registered direct offering.

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

●our ability to raise capital when needed;
●difficulties or delays in the product development process, including the results of preclinical studies or clinical trials;
●financing and strategic agreements and relationships;
●difficulties or delays in the regulatory approval process;
●adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product development or commercialization;
●dependence on third party suppliers;
●manufacturing, sales, marketing and distribution of any of our drug candidates that may be successfully developed and approved for commercialization;
●protection for our patents and other intellectual property or trade secrets; and
●competition.

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

The ProNeura platform was developed to address the need for a simple, practical method to achieve continuous long-term drug delivery, and, depending on the characteristics of the compound to be delivered, can potentially provide treatment on an outpatient basis over extended periods of up to 12 months. We believe that the benefits of this technology have been demonstrated by the clinical results seen to date with Probuphine, and, in addition, that the development and regulatory process have been affirmed by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, and Health Canada approvals of this product. We have further demonstrated the feasibility of the ProNeura platform with small molecules, hormones, and bio-active peptides. The delivery system works with both hydrophobic and hydrophilic molecules. We have also shown the flexibility of the platform by experimenting with the release characteristics of the EVA implants, layering the implants with varying concentrations of drug, and generating implants of different sizes and porosity to achieve a desired delivery profile. We have received a grant from the Bill and Melinda Gates Foundation to undertake preliminary work on a long-acting implant capable of delivering two compounds- a human immunodeficiency virus, or HIV, preventative therapeutic and a contraceptive for women and girls in developing countries.

Development Programs

According to a 2015 review by Mollanazar, N., et al., an estimated 23 – 44 million Americans suffer from chronic pruritus, a severe and debilitating condition defined as itching of the skin lasting longer than six weeks, of both cutaneous and systemic etiologies. Current treatments include antihistamines, corticosteroids, and over-the-counter lotions, all of which are relatively ineffective and/or have undesirable side-effect profiles. The antipruritic effect of kappa opioid agonists is thought to be related to their binding to kappa opioid receptors on keratinocytes, immune cells, and peripheral itch neurons.

In February 2021, we announced that early non-clinical studies of our kappa opioid agonist peptide, TP-2021, showed very high affinity and specificity for the human kappa opioid receptor and demonstrated potent antipruritic activity when injected subcutaneously in a mouse model for moderate to severe pruritus. TP-2021 - ProNeura implants were then formulated and tested in this model. In November 2021, data presented at the annual meeting of the Society for Neuroscience demonstrated that significant reduction in scratching behavior in this proven animal model for pruritus was maintained in mice who received the TP-2021 - ProNeura implant through Day 56 post-implantation, when compared with control untreated mice, with no safety issues observed for the implanted animals over the three-month duration of treatment. Subsequently, efficacy in this pruritus model has been extended through Day 84 post-implantation. In addition, the TP-2021 - ProNeura implant provided sustained supra-therapeutic plasma levels of the peptide through Day 84 post-implantation in a separate pharmacokinetic study in mice. We believe that subdermal implantation of TP-2021 - ProNeura could potentially deliver therapeutic concentrations of TP-2021 in human subjects for up to six months or longer following a single in-office procedure. We will need to conduct Investigational New Drug, or IND, enabling non-clinical safety and pharmacology studies in preparation for regulatory approval to enter human clinical studies. We estimate that the IND submission can be accomplished within 18 to 24 months.

Pursuant to a research and option license agreement with the Medical University of South Carolina Foundation for Research Development, we have also synthesized a limited number of new peptides designed, like TP-2021, to bind with high selectivity to peripheral kappa opioid receptors. We will consider further development of any of these newly synthesized compounds that meet the criteria for high-affinity receptor bonding and antipruritic activity to enhance our intellectual property position.

We are also assessing the feasibility of non-implant biodegradable depot formulations of these kappa opioid receptor agonist peptides to provide antipruritic activity for shorter sustained periods (e.g., 1 – 3 months).

Nalmefene Development Program

In September 2019, the National Institute for Drug Addiction, or NIDA, awarded us an approximately $8.7 million grant over two years for our nalmefene implant development program for the prevention of opioid relapse following detoxification of patients suffering opioid use disorder, or OUD. An injectable formulation of nalmefene was approved by the FDA in 1995 for the management and reversal of opioid overdose, including respiratory depression, but this is no longer marketed in the U.S. Oral nalmefene was approved by the EMA in 2013 for treating alcohol dependence. Other formulations, including a nasal formulation of nalmefene are currently in clinical development by another company for the treatment of opioid overdose.

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

Results of Operations for the Three Months Ended March 31, 2022 and March 31, 2021

Revenues

	Three Months Ended
	March 31,
	2022	2021	Change

	(In thousands)
Revenues:
License revenue	$3	$2	$1
Product revenue	—	111	(111)
Grant revenue	189	569	(380)
Total revenues	$192	$682	$(490)

The decrease in total revenues for the three months ended March 31, 2022 was primarily due to a decrease in grant revenues and product revenues. Product revenues for the three months ended March 31, 2021 consisted of sales of Probuphine product materials to the holder of the EU rights.

Operating Expenses

	Three Months Ended
	March 31,
	2022	2021	Change
Operating expenses:
Cost of goods sold	$—	$110	$(110)
Research and development	1,409	1,877	(468)
General and administrative	1,322	1,327	(5)
Total operating expenses	$2,731	$3,314	$(583)

Cost of goods sold reflects costs and expenses associated with sales of our Probuphine product to the holder of the EU rights.

The decrease in research and development costs was primarily associated with reduced activities related to non-clinical studies required for the planned IND submission as part of our NIDA grant for the development of a nalmefene implant. This was partially offset by initial non-clinical proof of concept studies related to our TP-2021 implant program and increases in research and development personnel-related expenses. Other research and development expenses include internal operating costs such as research and development personnel-related expenses, non-clinical and clinical product development related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this document, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates. However, we anticipate that our research and development expenses will increase as we continue our current or any future ProNeura development programs to the extent these costs are not supported through grants or partners.

General and administrative expenses were essentially unchanged.

Other Expense, Net

	Three Months Ended
	March 31,
	2022	2021	Change

Other expense:
Interest expense, net	$—	$(1)	$1
Other expense, net	(1)	(8)	7
Total other expense, net	$(1)	$(9)	$8

Net Loss and Net Loss per Share

Our net loss for the three-month period ended March 31, 2022 was approximately $2.5 million, or approximately $0.24 per share, compared to our net loss of approximately $2.6 million, or approximately $0.28 per share, for the comparable period in 2021.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At March 31, 2022, we had working capital of approximately $7.4 million compared to working capital of approximately $4.6 million at December 31, 2021.

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

As of March 31, 2022, we had cash and cash equivalents of $8.1 million, which we believe is sufficient to fund our planned operations to the end of the third quarter of 2022. We will require additional funds to advance our kappa opioid agonist program beyond the proof-of-concept stage, and to fund any of our ProNeura development programs, including nalmefene, into the clinic and to complete the regulatory approval process necessary to commercialize any products we might develop. While we are currently evaluating the financing and strategic alternatives available to us, our efforts to address our liquidity requirements may not be successful. Furthermore, there can be no assurance that any source of capital will be available to us on acceptable terms. or will not involve substantial dilution to our stockholders. Our failure to obtain substantial funds in the next several months would likely result in the cessation of one or more of our development programs or the wind-down of our business.

Sources and Uses of Cash

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net cash used in operating activities	(2,964)	(2,625)
Net cash provided by financing activities	4,981	8,841
Change in cash, cash equivalents and restricted cash	2,017	6,216

Net cash used in operating activities for the three months ended March 31, 2022 consisted primarily of our net loss of approximately $2.5 million and approximately $0.8 million related to net changes in operating assets and liabilities, partially offset by approximately $0.4 million of non-cash charges primarily related to non-cash stock-based compensation and depreciation and amortization. Net cash used in operating activities for the three months ended March 31, 2021 consisted primarily of our net loss of approximately $2.6 million and approximately $0.3 million related to net changes in operating assets and liabilities, partially offset by approximately $0.3 million of non-cash charges primarily related to stock-based compensation and depreciation and amortization. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses.

Net cash provided by financing activities for the three months ended March 31, 2022 consisted primarily of net cash proceeds from the February 2022 offering. Net cash provided by financing activities for the three months ended March 31, 2021 consisted of net cash proceeds from the January 2021 offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 have not materially changed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Executive Chairman, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2022, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

In February 2022, we completed a registered direct offering with an accredited investor pursuant to which we issued an aggregate of 1,100,000 shares of our common stock and 2,274,242 pre-funded warrants to purchase shares of our common stock, with an exercise price of $0.001 per share. In a concurrent private placement, we sold unregistered pre-funded warrants to purchase an aggregate of 1,289,796 shares of common stock with an exercise price of $0.001 per share and issued unregistered five year and six month warrants to purchase an aggregate of 4,664,038 shares of common stock with an exercise price of $1.14. On April 4, 2022 we registered the shares underlying the warrants for resale under the Securities Act.

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

TITAN PHARMACEUTICALS, INC.

Dated: May 16, 2022	By:	/s/ Marc Rubin, M.D.
	Name:	Marc Rubin, M.D.
	Title:	Executive Chairman
(Principal Executive and Principal Financial Officer)