Form 10-Q
period 2022-09-30
TITAN PHARMACEUTICALS INC
filed 2022-11-14
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	TTNP	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2022
Common Stock, par value $0.001	14,629,217

Titan Pharmaceuticals, Inc.

i

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2022	2021
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$4,450	$6,037
Restricted cash	262	295
Receivables	49	112
Inventory	460	293
Prepaid expenses and other current assets	512	480
Discontinued operations - current assets	14	12
Total current assets	5,747	7,229
Property and equipment, net	269	420
Oher assets	48	48
Operating lease right-of-use assets	212	297
Total assets	$6,276	$7,994

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$812	$795
Accrued clinical trials expenses	10	9
Other accrued liabilities	557	314
Operating lease liability, current	120	112
Deferred grant revenue	261	295
Discontinued operations – current liabilities	870	1,144
Total current liabilities	2,630	2,669
Operating lease liability, noncurrent	96	187
Total liabilities	2,726	2,856
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, at amounts paid-in, $0.001 par value per share; 225,000,000 shares authorized 14,629,217 and 9,914,158 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	15	10
Additional paid-in capital	387,230	381,183
Accumulated deficit	(383,695)	(376,055)
Total stockholders’ equity	3,550	5,138
Total liabilities and stockholders’ equity	$6,276	$7,994

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amount)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
License revenue	$4	$4	$9	$9
Product revenue	—	36	—	236
Grant revenue	91	224	427	1,146
Total revenues	95	264	436	1,391
Operating expenses:
Cost of goods sold	—	—	—	199
Research and development	932	1,193	3,315	4,716
General and administrative	1,806	979	4,745	3,341
Total operating expenses	2,738	2,172	8,060	8,256
Loss from operations	(2,643)	(1,908)	(7,624)	(6,865)
Other income (expense):
Interest income (expense), net	21	—	26	(2)
Gain on debt extinguishment	—	—	—	661
Other expense, net	(16)	(7)	(42)	(30)
Other income (expense), net	5	(7)	(16)	629
Net loss	$(2,638)	$(1,915)	$(7,640)	$(6,236)
Basic and diluted net loss per common share	$(0.18)	$(0.19)	$(0.59)	$(0.64)
Weighted average shares used in computing basic and diluted net loss per common share	14,629	9,864	13,031	9,675

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	9,914	$10	$381,183	$(376,055)	$5,138
Net loss	—	—	—	(2,540)	(2,540)
Issuance of common stock, net	1,151	1	5,029	—	5,030
Issuance of common stock upon exercises of warrants	974	1	—	—	1
Amortization of restricted stock	—	—	27	—	27
Stock-based compensation	—	—	226	—	226
Balances at March 31, 2022	12,039	$12	$386,465	$(378,595)	$7,882
Net loss	—	—	—	(2,462)	(2,462)
Issuance of common stock upon exercises of warrants	2,590	3	—	—	3
Amortization of restricted stock	—	—	27	—	27
Stock-based compensation	—	—	217	—	217
Balances at June 30, 2022	14,629	$15	$386,709	$(381,057)	$5,667
Net loss	—	—	—	(2,638)	(2,638)
Amortization of restricted stock	—	—	18	—	18
Stock-based compensation	—	—	503	—	503
Balances at September 30, 2022	14,629	$15	$387,230	$(383,695)	$3,550

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	7,139	$7	$370,804	$(367,279)	$3,532
Net loss	—	—	—	(2,641)	(2,641)
Issuance of common stock, net	2,725	3	8,838	—	8,841
Stock-based compensation	—	—	248	—	248
Balances at March 31, 2021	9,864	$10	$379,890	$(369,920)	$9,980
Net loss	—	—	—	(1,680)	(1,680)
Stock-based compensation	—	—	447	—	447
Balances at June 30, 2021	9,864	$10	$380,337	$(371,600)	$8,747
Net loss	—	—	—	(1,915)	(1,915)
Stock-based compensation	—	—	664	—	664
Balances at September 30, 2021	9,864	$10	$381,001	$(373,515)	$7,496

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,640)	$(6,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151	168
Non-cash interest expense	—	2
Stock-based milestone payment	50	—
Non-cash gain on debt extinguishment	—	(661)
Stock-based compensation	1,038	1,359
Other	2	(8)
Changes in operating assets and liabilities:
Receivables	63	459
Inventory	(167)	199
Prepaid expenses and other assets	(34)	(170)
Accounts payable	(182)	(1,628)
Deferred grant revenue	(34)	—
Other accrued liabilities	149	(302)
Net cash used in operating activities	(6,604)	(6,818)

Cash flows from investing activities:
Purchases of property and equipment	—	(18)
Net cash used in investing activities	—	(18)

Cash flows from financing activities:
Net proceeds from equity offering	4,980	8,841
Net proceeds from the exercises of common stock warrants	4	—
Net cash provided by financing activities	4,984	8,841

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,620)	2,005
Cash, cash equivalents and restricted cash at beginning of period	6,332	5,413
Cash, cash equivalents and restricted cash at end of period	$4,712	$7,418

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed balance sheets that sum to the total of the same such amounts shown in the condensed statements of cash flows (in thousands):

	September 30,
	2022	2021
Cash and cash equivalents	$4,450	$7,418
Restricted cash	262	—
Cash, cash equivalents and restricted cash shown in the condensed statements of cash flows	$4,712	$7,418

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

Our first product based on our ProNeura technology was Probuphine® (buprenorphine implant), which is approved in the United States, Canada and the European Union, or EU, for the maintenance treatment of opioid use disorder in clinically stable patients taking 8 mg or less a day of oral buprenorphine. While Probuphine continues to be commercialized in Canada and in the EU (as Sixmo™) by other companies that have either licensed or acquired the rights from Titan, we discontinued commercialization of the product in the U.S. during the fourth quarter of 2020 to allow us to focus our limited resources on our product development programs.

In December 2021, we announced our intention to work with our financial advisor to explore strategic alternatives to enhance stockholder value, potentially including an acquisition, merger, reverse merger, other business combination, sales of assets, licensing or other transaction. In June 2022, we implemented a plan to reduce expenses and conserve capital that included a company-wide reduction in salaries and a scale back of certain operating expenses to enable us to maintain sufficient resources as we pursued potential strategic alternatives. In July 2022, David Lazar and Activist Investing LLC (collectively, “Activist”) acquired an approximately 25% ownership interest in Titan and filed a proxy statement for the purpose of nominating six additional directors to our board of directors (the “Board”) at a special meeting of stockholders held on August 15, 2022 (the “Special Meeting”). The six additional directors were elected at the Special Meeting and the exploration and evaluation of possible strategic alternatives by the Board has continued following the Special Meeting. Following the election of the new directors at the Special Meeting, Dr. Marc Rubin was replaced as our Executive Chairman, and David Lazar assumed the role of Chief Executive Officer. In connection with the termination of his employment as Executive Chairman, Dr. Rubin will receive aggregate severance payments of approximately $0.4 million, which are being paid out over a twelve-month period.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future interim periods.

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

As of September 30, 2022, we had cash and cash equivalents of approximately $4.5 million, which we believe is sufficient to fund our planned operations into the first quarter of 2023. We are exploring several financing and strategic alternatives; however, there can be no assurance that our efforts will be successful. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

Based upon the above assessment, we concluded that, at the date of filing the condensed financial statements in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022, we did not have sufficient cash to fund our operations for the next 12 months without additional funds and, therefore, there is substantial doubt about our ability to continue as a going concern within 12 months after the date the condensed financial statements were issued. Additionally, we have suffered recurring losses from operations and have an accumulated deficit that raises substantial doubt about our ability to continue as a going concern. We are exploring several financing and strategic alternatives; however, there can be no assurance that our efforts will be successful.

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

	As of
(in thousands)	September 30, 2022	December 31, 2021
Raw materials and supplies	$394	$227
Finished goods	66	66
Total inventories	$460	$293

The approximately $66,000 of finished goods inventory at September 30, 2022 included materials held for potential sale.

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

Contract Assets and Liabilities

The following table presents the activity related to our accounts receivable for the nine months ended September 30, 2022.

September 30,
2022
(In thousands)
Balance at January 1, 2022	$112
Additions	436
Deductions	(499)
Balance at September 30, 2022	$49

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

The following table presents the minimum lease payments of our operating lease:

2022	$32
2023	130
2024	66
Total minimum lease payments (base rent)	228
Less: imputed interest	(12)
Total operating lease liabilities	$216

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

Subsequent Events

We have evaluated events that have occurred after September 30, 2022 and through the date that our condensed financial statements are issued.

Fair Value Measurements

Financial instruments, including receivables, accounts payable and accrued liabilities are carried at cost, and their fair values are approximated due to the short-term nature of these instruments. Our investments in money market funds are classified within Level 1 of the fair value hierarchy.

At September 30, 2022 and December 31, 2021, the fair value of our investments in money market funds were approximately $4.1 million and $5.7 million, respectively, which are included within our cash and cash equivalents in our condensed balance sheets.

2.	Stock Plans

The following table summarizes option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Option	Intrinsic
	Options (in	Price per	Term	Value
	thousands)	share	(in years)	(in thousands)
Outstanding at December 31, 2021	682	$12.53	8.98	$—
Granted	310	1.18
Forfeited or expired	(53)	18.01
Outstanding at September 30, 2022	939	$8.48	8.57	$—
Exercisable at September 30, 2022	939	$8.48	8.57	$—

On August 2, 2022, our Board of Directors, or Board, modified the outstanding options to purchase common stock under our 2015 Omnibus Equity Incentive Plan, or 2015 Plan, to allow for the acceleration of vesting of all unvested 2015 Plan options in the event of a change in control through the election of a majority of new members to our Board.

On August 15, 2022, the Special Meeting was held at the request of Activist, to increase the size of our Board from five members to eleven members and elect Activist’s slate of six nominees to serve as directors in addition to the existing five Board members. As a result of the change of control, all unvested options granted under the 2015 Plan prior to August 15, 2022, immediately became vested. We recognized approximately $0.5 million of stock-based compensation during the three months ended September 30, 2022.

During the three-month period ended September 30, 2022, our Board granted 125,000 options to purchase common stock at $1.52 per share and 900,000 options to purchase common stock at $1.31 per share which are subject to shareholder approval of an amendment to increase the number of shares reserved for issuance under our 2015 Plan. The options vest monthly over a 12-month period from the grant dates. As the shares underlying these options have not been approved by our stockholders, they have been excluded from the table above as of September 30, 2022.

The following table summarizes the stock-based compensation expense recorded for awards under our stock option plans (in thousands):

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$306	$325	$553	$659
Selling, general and administrative	217	330	414	691
Total stock-based compensation	$523	$655	$967	$1,350

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the fair value of our stock options:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Weighted-average risk-free interest rate	—%	—%	1.91%	0.5%
Expected dividend payments	—	—	—	—
Expected holding period (years) 1	—	—	5.3	5.5
Weighted-average volatility factor 2	—	—	1.16	1.14
Estimated forfeiture rates for options granted 3	—%	—%	5.6%	30%

(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.
(2)	Weighted average volatility is based on the historical volatility of our common stock.
(3)	Estimated forfeiture rates are based on historical data.

As of September 30, 2022, there was approximately $1.1 million of total unrecognized compensation expense related to non-vested stock options subject to shareholder approval. This expense is expected to be recognized over a weighted-average period of approximately 1.0 year.

3.	Net Loss Per Share

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Weighted-average anti-dilutive common shares resulting from options	932	692	975	596
Weighted-average anti-dilutive common shares resulting from warrants	4,933	2,949	5,586	1,651
	5,865	3,641	6,561	2,247

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

Lease Commitments

We lease our office facility under an operating lease that expires in June 2024. Rent expense associated with this lease was approximately $32,000 and $96,000 for the three and nine months ended September 30, 2022, respectively.

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

Our common stock outstanding as of September 30, 2022 and December 31, 2021 was 14,629,217 shares and 9,914,158 shares, respectively.

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

Activist Investing, LLC

In July 2022, we received a letter from Activist requesting that our Board call the Special Meeting in accordance with Article II, Section 5 of the Company’s Bylaws, as amended.in order for stockholders to consider and vote upon the following two proposals:

●	An increase in the size of the Board by six (6) members from five (5) members to eleven (11) members in total; and

●	The election of Activist’s six nominees to serve as directors to fill the vacancies left by the foregoing increase.

In accordance with Activist’s request, the Board set the record date for the Special Meeting as July 22, 2022 and the Special Meeting was held on August 15, 2022 resulting in the approval of the increase in the size of the Board and the election of the six nominees.

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

Restricted Shares

In August, 2021, we agreed to issue 50,000 shares of our common stock pursuant to a restricted stock agreement with Maxim Partners, LLC in connection with the entry into an amendment to our existing advisory agreement. The shares vested monthly over 12 months. We recorded approximately $18,000 and $71,000 of stock-based compensation expense during the three and nine months ended September 30, 2022, respectively.

The following table summarizes restricted stock activity:

September 30, 2022
Outstanding at December 31, 2021	50,000
Issued	—
Forfeited or expired	—
Outstanding at September 30, 2022	50,000

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

7.	Discontinued Operations

The following table presents information related to assets and liabilities reported as discontinued operations in our condensed balance sheets:

	September 30,	December 31,
	2022	2021
(In thousands)
Prepaid expenses and other current assets	14	12
Discontinued operations – current assets	$14	$12

Accounts payable	$581	$782
Other accrued liabilities	289	362
Discontinued operations – current liabilities	$870	$1,144

8.	Related Party Transactions

During the three months ended September 30, 2022, we made payments related to legal fees of approximately $50,000 to a law firm operated by one of our Board members.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q or in the documents incorporated by reference herein may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that involve substantial risks and uncertainties. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements included or incorporated by reference in this report or our other filings with the Securities and Exchange Commission, or the SEC, include, but are not necessarily limited to, those relating to uncertainties relating to:

•	Our ability to complete one or more strategic transactions that will maximize our assets or otherwise provide value to stockholders;

•	our ability to raise capital when needed;

•	difficulties or delays in the product development and regulatory process; and

•	protection for our patents and other intellectual property or trade secrets.

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

In December 2021, we announced our intention to work with our financial advisor to explore strategic alternatives to enhance stockholder value, potentially including an acquisition, merger, reverse merger, other business combination, sales of assets, licensing or other transaction. In June 2022, we implemented a plan to reduce expenses and conserve capital that included a company-wide reduction in salaries and a scale back of certain operating expenses to enable us to maintain sufficient resources as we pursued potential strategic alternatives. In July 2022, David Lazar and Activist Investing LLC (collectively, “Activist”) acquired an approximately 25% ownership interest in Titan, filed a proxy statement and nominated six additional directors, each of whom was elected to our board of directors (the “Board”) at a special meeting of stockholders held on August 15, 2022 (the “Special Meeting”). The exploration and evaluation of possible strategic alternatives by the Board has continued following the Special Meeting.

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

•	TP-2021 - A subdermal ProNeura implant containing TP-2021, our kappa opioid agonist peptide, for the potential delivery of therapeutic concentrations of TP-2021 in human subjects with pruritus for up to six months or longer following a single in-office procedure. We will need to conduct Investigational New Drug, or IND, enabling non-clinical safety and pharmacology studies in preparation for regulatory approval to enter human clinical studies.

•	Nalmefene – A subdermal ProNeura implant containing nalmefene for the prevention of opioid relapse following detoxification of patients suffering opioid use disorder. The FDA cleared the IND for this program in July 2022. To date, this program has been partially supported by a grant from NIDA which provided approximately $8.7 million of Federal money. Following the clearance of the IND, we may be eligible for additional grant funding of approximately $6.3 million from NIDA. However, this funding availability is dependent on a progress review at NIDA. Additional funding from external sources for progression of the clinical program will need to be separately sought but will be dependent on finding a suitable partner.

•	Gates Foundation - In October 2021, we received an approximately $500,000 grant from the Bill and Melinda Gates Foundation to demonstrate the ability to deliver a combination HIV preventative therapeutic and a contraceptive from a single ProNeura implant for women and adolescent girls in low- and middle-income countries.

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

Results of Operations for the Three and Nine Months ended September 30, 2022 and 2021

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Change	2022	2021	Change
	(In thousands)
Revenues:
License revenue	$4	$4	$—	$9	$9	$—
Product revenue	—	36	(36)	—	236	(236)
Grant revenue	91	224	(133)	427	1,146	(719)
Total revenues	$95	$264	$(169)	$436	$1,391	$(955)

The decrease in total revenues for the three and nine months ended September 30, 2022 was primarily due to a decrease in grant revenues and product revenues. Product revenues for the three and nine months ended September 30, 2021 consisted of sales of Probuphine product materials to the holder of the EU rights.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Change	2022	2021	Change
	(In thousands)
Operating expenses:
Cost of goods sold	$—	$—	$—	$—	$199	$(199)
Research and development	932	1,193	(261)	3,315	4,716	(1,401)
Selling, general and administrative	1,806	979	827	4,745	3,341	1,404
Total operating expenses	$2,738	$2,172	$566	$8,060	$8,256	$(196)

Cost of goods sold for the nine months ended September 30, 2021 primarily reflects costs and expenses associated with sales of our Probuphine product to the holder of the EU rights.

The decrease in research and development costs for the three and nine months ended September 30, 2022 was primarily associated with reduced activities related to non-clinical studies required for the IND submission as part of our NIDA grant for the development of a nalmefene implant, decreases in expenses related to initial non-clinical proof of concept studies related to our TP-2021 implant program and decreases in research and development personnel-related costs and other expenses. Other research and development expenses include internal operating costs such as research and development personnel-related expenses, non-clinical and clinical product development related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this document, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates. However, we anticipate that our research and development expenses will increase as we continue our current or any future ProNeura development programs to the extent these costs are not supported through grants or partners.

The increase in general and administrative expenses for the three and nine months ended September 30, 2022 was primarily related to increases in legal and professional fees, non-cash stock-based compensation and employee severance.

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Change	2022	2021	Change
	(In thousands)
Other income (expense):
Interest income (expense), net	$21	$—	$21	$26	$(2)	$28
Gain on debt extinguishment	—	—	—	—	661	(661)
Other expense, net	(16)	(7)	(9)	(42)	(30)	(12)
Other income (expense), net	$5	$(7)	$12	$(16)	$629	$(645)

The decrease in other income (expense), net for the three and nine months ended September 30, 2022 was primarily due to a gain on debt extinguishment resulting from the May 2021 forgiveness of our outstanding PPP Loan.

Net Loss and Net Loss per Share

Our net loss from operations for the three-month period ended September 30, 2022 was approximately $2.6 million, or approximately $0.18 per share, compared to our net loss from operations of approximately $1.9 million, or approximately $0.19 per share, for the comparable period in 2021. Our net loss from operations for the nine-month period ended September 30, 2022 was approximately $7.6 million, or approximately $0.59 per share, compared to our net loss from continuing operations of approximately $6.2 million, or approximately $0.64 per share, for the comparable period in 2021.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At September 30, 2022, we had working capital of approximately $3.1 million compared to working capital of approximately $4.6 million at December 31, 2021.

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

At September 30, 2022, we had cash and cash equivalents of approximately $4.5 million, which we believe is sufficient to fund our planned operations into the first quarter of 2023. There is substantial doubt about our ability to continue as a going concern. We will require additional funds to finance our operations. We are exploring several financing alternatives; however, there can be no assurance that our efforts to obtain the funding required to continue our operations will be successful.

Sources and Uses of Cash

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Net cash used in operating activities	(6,604)	(6,818)
Net cash used in investing activities	—	(18)
Net cash provided by financing activities	4,984	8,841
Net increase (decrease) in cash and cash equivalents	(1,620)	2,005

Net cash used in operating activities for the nine months ended September 30, 2022 consisted primarily of our net loss of approximately $7.6 million, approximately $0.2 million related to net changes in operating assets and liabilities, partially offset by approximately $1.2 million of non-cash charges primarily related to stock-based compensation and depreciation and amortization. Net cash used in operating activities for the nine months ended September 30, 2021 consisted primarily of our net loss of approximately $6.2 million, approximately $0.7 million related to a gain on debt extinguishment, and approximately $1.4 million related to net changes in operating assets and liabilities, partially offset by approximately $1.5 million of non-cash charges primarily related to stock-based compensation and depreciation and amortization. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses.

Net cash used in investing activities was primarily related to purchases of equipment.

Net cash provided by financing activities for the nine months ended September 30, 2022 consisted of net cash proceeds from the February 2022 offering. Net cash provided by financing activities for the nine months ended September 30, 2021 consisted of net cash proceeds from the January 2021 offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 have not materially changed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2022, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and nine months ended September 30, 2022 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2021 10-K are not the only risks facing our company. Except as noted below, the risks and uncertainties described in “Item 1A - Risk Factors” of our 2021 Form 10-K have not materially changed. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If we cannot continue to satisfy the Nasdaq Capital Market continued listing standards and other Nasdaq rules, our common stock could be delisted, which would harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.

Our Common Stock is currently listed on the Nasdaq Capital Market (“Nasdaq”). The listing standards of Nasdaq require that a company maintain stockholders’ equity of at least $2.5 million and a minimum bid price subject to specific requirements of $1.00 per share. There is no assurance that we will be able to maintain compliance with the minimum closing price requirement or the minimum stockholders’ equity requirement. Should we fail to comply with the minimum listing standards applicable to issuers listed on Nasdaq, our common stock may be delisted from Nasdaq. If our common stock is delisted, it could reduce the price of our common stock and the levels of liquidity available to our stockholders.

In the event that our stock price falls below $1.00 per share for 30 consecutive trading days, Nasdaq may send us a notice stating we will be provided a period of 180 days to regain compliance with the minimum bid requirement or else Nasdaq may make a determination to delist our common stock. If our common stock were to be delisted from Nasdaq and was not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6. Exhibits

(b)	Exhibits

No	Description
10.1	Form of Stock Option Agreement
10.2	Fifth Amended and Restated 2015 Omnibus Equity Incentive Plan (subject to stockholder approval)
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: November 14, 2022	By:	/s/ David Lazar
	Name:	David Lazar
	Title:	Chief Executive Officer
(Principal Executive Officer)