Form 10-K
period 2022-12-31
TITAN PHARMACEUTICALS INC
filed 2023-03-31
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing price on June 30, 2022 was approximately $8.1 million.

As of March 24, 2023, 15,016,295 shares of common stock, $0.001 par value, of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

Titan Pharmaceuticals, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2022

i

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

In December 2021, we announced our intention to work with our financial advisor to explore strategic alternatives to enhance stockholder value, potentially including an acquisition, merger, reverse merger, other business combination, sales of assets, licensing or other transaction. In June 2022, we implemented a plan to reduce expenses and conserve capital that included a company-wide reduction in salaries and a scale back of certain operating expenses to enable us to maintain sufficient resources as we pursued potential strategic alternatives. In July 2022, David Lazar and Activist Investing LLC (collectively, “Activist”) acquired an approximately 25% ownership interest in Titan, filed a proxy statement and nominated six additional directors, each of whom was elected to our board of directors (the “Board”) at a special meeting of stockholders held on August 15, 2022 (the “Special Meeting”). The exploration and evaluation of possible strategic alternatives by the Board has continued following the Special Meeting. Following the election of the new directors at the Special Meeting, Dr. Marc Rubin was replaced as our Executive Chairman, and David Lazar assumed the role of Chief Executive Officer. In connection with the termination of his employment as Executive Chairman, Dr. Rubin will receive aggregate severance payments of approximately $0.4 million, of which, approximately $165,000 have been paid as of December 31, 2022. In December 2022, we implemented additional cost reduction measures including a reduction in our workforce.

ProNeura Continuous Drug Delivery Platform

Our ProNeura continuous drug delivery system consists of a small, solid rod-shaped implant made from a mixture of EVA and a given drug substance. The resulting product is a solid matrix that is placed subdermally, normally in the inside part of the upper arm in a brief procedure using a local anaesthetic and is removed in a similar manner at the end of the treatment period. The drug substance is released continuously through the process of dissolution-controlled diffusion. This results in a continuous, steady rate of release generally similar to intravenous administration. We believe that such long-term, near linear release characteristics are desirable as they avoid the fluctuating peak and trough drug levels seen with oral dosing that often poses treatment problems in a range of diseases.

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

TP-2021

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

In February 2021, we announced that early non-clinical studies of TP-2021 showed very high affinity and specificity for the human kappa opioid receptor and demonstrated potent antipruritic activity when injected subcutaneously in a mouse model for moderate to severe pruritus. TP-2021 - ProNeura implants were then formulated and tested in this model. In November 2021, data presented at the annual meeting of the Society for Neuroscience demonstrated that significant reduction in scratching behavior in this proven animal model for pruritus was maintained in mice who received the TP-2021 - ProNeura implant through Day 56 post-implantation, when compared with control untreated mice, with no safety issues observed for the implanted animals over the three-month duration of treatment. Subsequently, efficacy in this pruritus model has been extended through Day 84 post-implantation. In addition, the TP-2021 - ProNeura implant provided sustained supra-therapeutic plasma levels of the peptide through Day 84 post-implantation in a separate pharmacokinetic study in mice. We believe that subdermal implantation of TP-2021 - ProNeura could potentially deliver therapeutic concentrations of TP-2021 in human subjects for up to six months or longer following a single in-office procedure. Investigational New Drug, or IND, enabling non-clinical safety and pharmacology studies will need to be conducted in preparation for regulatory approval to enter human clinical studies. Additional funding from external sources for progression of the non-clinical program is required but will be dependent on finding a suitable partner.

Nalmefene Development Program

A subdermal ProNeura implant containing nalmefene for the prevention of opioid relapse following detoxification of patients suffering opioid use disorder. The FDA cleared the IND for this program in July 2022. To date, this program has been partially supported by a September 2019 grant from the National Institute for Drug Addiction, or NIDA, which provided approximately $8.7 million of Federal money for the completion of implant formulation development, cGMP manufacturing and non-clinical studies required for filing an IND. Following the clearance of the IND, we may be eligible for additional grant funding of approximately $6.3 million from NIDA. However, this funding availability is dependent on a progress review at NIDA. Additional funding from external sources for progression of the clinical program will be separately sought but will be dependent on finding a suitable partner.

In early 2020, following a meeting with the FDA to review our non-clinical development plans and obtain guidance regarding filing an IND, the FDA provided clear guidance on the type of development plan that we should follow. Specifically, the FDA advised that this product development should follow the more expansive 505(b)(1) regulatory pathway rather than the shorter, more streamlined 505(b)(2) regulatory pathway we had been pursuing. In September 2021, the FDA advised that it was reconsidering the regulatory pathway for the nalmefene implant and could ultimately determine that the 505(b)(2) process is potentially appropriate.

Gates Foundation

In October 2021, we received an approximately $500,000 grant from the Bill and Melinda Gates Foundation to demonstrate the ability to deliver a combination HIV preventative therapeutic and a contraceptive from a single ProNeura implant for women and adolescent girls in low- and middle-income countries.

Agreements

JT Pharmaceuticals

In October 2020, we entered into an Asset Purchase Agreement, or the JT Agreement, with JT Pharmaceuticals, Inc., or JT Pharma, to acquire JT Pharma’s kappa opioid agonist peptide, TP-2021, for use in combination with our ProNeura long-term, continuous drug delivery technology for the treatment of chronic pruritus and other potential medical applications. Under the terms of the JT Agreement, JT Pharma received a $15,000 closing payment and is entitled to receive future milestone payments, payable in cash or in stock, based on the achievement of regulatory milestones, and single-digit percentage earn-out payments on net sales of the product if successfully developed and approved for commercialization. In January 2022, in connection with our entry into a clarification agreement with JT Pharma, we made the first milestone payment under the JT Agreement of $100,000 and issued 51,021 shares of our common stock related to the successful completion of a proof-of-concept study in an animal model.

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

In June 2010, the United States Patent and Trademark Office, or USPTO, issued a patent covering methods of using Probuphine for the treatment of opiate addiction. Titan is the owner of this patent which claims a method for treating opiate addiction with a subcutaneously implanted device comprising buprenorphine and EVA, a biocompatible copolymer that releases buprenorphine continuously for extended periods of time. This patent will expire in April 2024. We have filed a Patent Cooperation Treaty patent application to the use of a kappa-opioid receptor agonist implant for the treatment of pruritus.

We also have pending patent applications in the U.S., Australia, Canada, China, Europe, Hong Kong, India, Japan and Mexico for implants for release of lipophilic or amphiphilic pharmaceutical substances, and for loadable porous structures for use as implants. We also have pending patent applications in the U.S., Australia, Canada, China, Europe, Hong Kong, India, Japan, South Korea, Mexico, Singapore, and South Africa for implants with reduced initial burst.

We have additional patents for a heterogeneous implant designed with some unique properties that may provide benefits to the structural integrity of the implants and potentially enhance drug delivery. Patents for this heterogeneous implant have been granted in the U.S., Australia, Canada, Europe, Hong Kong, India, Japan, South Korea, Mexico, Singapore, and South Africa.

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

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labelling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority.

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

Employees

As of March 24, 2023, we had four full-time employees.

Corporate Information

We were incorporated under the laws of the State of Delaware in February 1992. Our principal executive offices are located at 400 Oyster Point Blvd., Suite 505, South San Francisco, CA 94080. Our telephone number is (650) 244-4990. We make our SEC filings available on the Investor Relations page of our website, http://titanpharm.com. Information contained on our website is not part of this Annual Report on Form 10-K.

Item 1A.	Risk Factors

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred net losses in almost every year since our inception, which losses will continue for the foreseeable future and raise substantial doubt about our ability to continue as a going concern.

We have incurred net losses in almost every year since our inception. Our financial statements have been prepared assuming that we will continue as a going concern. For the years ended December 31, 2022 and 2021, we had net losses of approximately $10.2 million and $8.8 million, respectively, and had net cash used in operating activities of approximately $8.2 million and $7.9 million, respectively. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, which have declined in the past year. At December 31, 2022, we had working capital of approximately $1.0 million compared to working capital of approximately $4.6 million at December 31, 2021. At December 31, 2022, we had cash and cash equivalents of approximately $2.9 million. We expect to continue to incur net losses and negative operating cash flow for the foreseeable future as we focus on development of ProNeura based products. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to obtain government or third-party funding for our development programs. Our history of losses raises substantial doubt about our ability to continue as a going concern.

We will require additional proceeds to fund our product development programs and working capital requirements.

We currently estimate that our available cash and cash equivalents will be sufficient to fund our working capital needs and product development efforts into the second quarter of 2023. We will require substantial additional funds to advance our kappa opioid agonist program beyond the proof-of-concept stage, and to fund any of our ProNeura development programs, including nalmefene, into the clinic and to complete the regulatory approval process necessary to commercialize any products we might develop. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. While we are currently evaluating the alternatives available to us, including the possible sale of our Probuphine assets, government grants, third-party collaborations for one or more of our ProNeura programs and potential merger opportunities, our efforts to address our liquidity requirements may not be successful. Furthermore, there can be no assurance that any source of capital will be available to us on acceptable terms or will not involve substantial dilution to our stockholders. Our failure to obtain substantial funds in the next several months would likely result in the cessation of one or more of our development programs or the wind-down of our business.

Our net operating losses and research and development tax credits may not be available to reduce future federal and state income tax payments.

At December 31, 2022, we had federal net operating loss and tax credit carryforwards of approximately $237.4 million and approximately $6.8 million, respectively, and state net operating loss and tax credit carryforwards of approximately $115.2 million and approximately $9.2 million, respectively, available to offset future taxable income, if any. Current federal and state tax laws include substantial restrictions on the utilization of net operating loss and tax credits in the event of an ownership change and we cannot assure you that our net operating loss and tax carryforwards will continue to be available.

Risks Related to Our Business and Industry

Our ProNeura development programs are at very early stages and will require substantial additional resources that may not be available to us.

To date, other than our work on Probuphine in OUD and our work on nalmefene, we have conducted only limited research and development activities assessing our ProNeura delivery system’s applicability in other potential indications. While the nalmefene program has been funded in large part by NIDA, there is no assurance that NIDA will continue to provide the necessary funding to complete the regulatory approval process for this product candidate. We will also require substantial additional funds to advance our kappa opioid agonist program beyond the proof-of-concept stage and to support further research and development activities, including the anticipated costs of nonclinical studies and clinical trials, regulatory approvals, and eventual commercialization of any therapeutic based on our ProNeura platform technology. If we are unable to obtain substantial government grants or enter into third party collaborations to fund our ProNeura programs, we will need to seek additional sources of financing, which may not be available on favorable terms, if at all. If we are unsuccessful in obtaining the requisite funding for our ProNeura programs, we could be forced to discontinue product development. Furthermore, funding arrangements with collaborative partners or others may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves or license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available.

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

The research, development, manufacture, labelling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of pharmaceutical products are subject to an extensive regulatory approval process by the FDA in the U.S. and comparable health authorities in foreign markets. The process of obtaining required regulatory approvals for drugs is lengthy, expensive and uncertain. Approval policies or regulations may change, and the FDA and foreign authorities have substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Regulatory approval may entail limitations on the indicated usage of a drug, which may reduce the drug’s market potential. Even if regulatory clearance is obtained, post-market evaluation of the products, if required, could result in restrictions on a product’s marketing or withdrawal of the product from the market, as well as possible civil and criminal sanctions. Of the large number of drugs in development, only a small percentage successfully complete the regulatory approval process and are commercialized.

We face intense competition.

With respect to our product development programs, we face competition from numerous companies that currently market, or are developing, products for the treatment of the diseases and disorders we have targeted, many of which have significantly greater research and development capabilities, experience in obtaining regulatory approvals and manufacturing, marketing, financial and managerial resources than we have. We also compete with universities and other research institutions in the development of products, technologies and processes, as well as the recruitment of highly qualified personnel. Our competitors may succeed in developing technologies or products that are more effective than the ones we have under development or that render our proposed products or technologies non-competitive or obsolete. In addition, our competitors may achieve product commercialization or patent protection earlier than we will.

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

Rising inflation and interest rates could negatively impact our revenues, profitability and borrowing costs. In addition, if our costs increase and we are not able to correspondingly adjust our commercial relationships to account for this increase, our net income would be adversely affected, and the adverse impact may be material.

Inflation rates, particularly in the U.S., have increased recently to levels not seen in years. Increased inflation may result in decreased demand for our products, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates have had, and could continue to have, a material impact on our borrowing costs. In an inflationary environment, we may be unable to raise the sales prices of our products at or above the rate at which our costs increase, which could reduce our profit margins and have a material adverse effect on our financial results and net income. We also may experience lower than expected sales if there is a decrease in spending on products in our industry in general or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.

We face risks related to health epidemics, such as the COVID-19 global pandemic, that could adversely affect our operations or financial results.

The ongoing COVID-19 pandemic has had and may continue to have a material adverse effect on our business. While the duration of the pandemic and its potential economic impact are difficult to predict, it already has caused significant disruption in the healthcare industry and is likely to have continuing impacts as it continues. Although we expect that the primary impacts of the COVID-19 pandemic are behind us, as we have seen with the spread of the Delta and Omicron variants, the extent to which COVID-19 continues to impact our business, healthcare systems in general or the global economy as a whole will depend on future developments that are highly uncertain and cannot be predicted and may result in a sustained economic downturn that could affect our ability to access capital on reasonable terms, or at all.

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

At December 31, 2022, our stockholders’ equity was below the $2,500,000 minimum stockholders’ equity requirement for continued listing. We have previously received notices of noncompliance due to our failure to maintain the $2,500,000 minimum stockholders’ equity requirement for continued listing. In the past, were able to regain compliance with that requirement through capital raises and our discontinuation of the expenses associated with Probuphine commercial operations. There can be no assurance that we will continue to meet all of the criteria necessary for Nasdaq to allow us to remain listed.

In March 2023, we received a letter from the Listing Qualifications staff of The Nasdaq Stock Market, or Nasdaq, notifying us that we were no longer in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed companies to maintain a minimum bid price of $1.00 per share. The letter noted that the bid price of our common stock was below $1.00 for the 30-day period ending March 15, 2023. The notification letter had no immediate effect on our listing on the Nasdaq Capital Market. Nasdaq has provided us with 180 days, or until September 12, 2023, to regain compliance with the minimum bid price requirement by having a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days.

In January 2023, we received a notice from Nasdaq, regarding the fact that we had not yet held an annual meeting of shareholders within twelve months of the end of our fiscal year ended December 31, 2021 and we no longer comply with Listing Rules for continued listing. In February 2023, we provided Nasdaq with a plan to regain compliance. If the plan is accepted by Nasdaq, we will have until June 29, 2023 to regain compliance.

In May 2022, we received a notice from Nasdaq regarding the fact that the market price of our common stock was below the $1.00 minimum bid price requirement for continued listing. In July 2022, we were able to regain compliance with the minimum bid requirement and remain listed on Nasdaq.

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

One of our stockholders, David E. Lazar, has significant voting power over our common stock and may vote his shares in a manner that is not in the best interest of other stockholders.

One of our stockholders, David E. Lazar, controls approximately 24.96% of the voting power represented by our outstanding shares of common stock. He may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.

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

Approximate Number of Equity Security Holders

At March 24, 2023, there were 15,016,295 shares of our common stock outstanding held by 94 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrant and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders(1)	925,738	$7.29	74,262
Equity compensation plans not approved by security holders(2)	1,189	$541.80	-
Total	926,927	$7.97	74,262

(1)	In January 2021, our stockholders approved an amendment to the 2015 Omnibus Equity Incentive plan to increase the number of authorized shares to 1,000,000 shares.
(2)	Includes 1,189 non-qualified stock options and restricted share awards granted to employees, directors and consultants under our 2014 Incentive Plan. For a description of the 2014 Plan, see Note 8 to the financial statements.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policies and the Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe the following accounting policies for the years ended December 31, 2022 and 2021 to be applicable:

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

Grant Revenue

We have contracts with NIDA, the Bill & Melinda Gates Foundation, and other government-sponsored organizations for research and development related activities that provide for payments for reimbursed costs, which may include overhead and general and administrative costs. We recognize revenue from these contracts as we perform services under these arrangements when the funding is committed. Associated expenses are recognized when incurred as research and development expense. Revenues and related expenses are presented gross in the statements of operations.

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

We use the Black-Scholes option pricing model to estimate the fair value method of our awards. Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. We estimate the expected term of stock options granted for the years ended December 31, 2022 and 2021 based on the historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and the expectations of future employee behavior. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. We estimate the pre-vesting forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

Warrants Issued in Connection with Equity Financing

We generally account for warrants issued in connection with equity financings as a component of equity, unless there is a deemed possibility that we may have to settle warrants in cash. For warrants issued with deemed possibility of cash settlement, we record the fair value of the issued warrants as a liability at each reporting period and record changes in the estimated fair value as a non-cash gain or loss in the statements of operations.

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

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, the sale of royalty rights, sales of Probuphine and government-sponsored research grants. At December 31, 2022, we had working capital of approximately $1.0 million compared to working capital of approximately $4.6 million at December 31, 2021.

	2022	2021
As of December 31:
Cash and cash equivalents	$2,937	$6,037
Working capital	$973	$4,560
Current ratio	1.37:1	2.7:1

For the Years Ended December 31:
Cash used in operating activities	$(8,183)	$(7,899)
Cash used in investing activities	$-	$(23)
Cash provided by financing activities	$4,984	$8,841

Net cash used in operating activities for the year ended December 31, 2022 consisted primarily of the net loss for the period of approximately $10.2 million. This was partially offset by an approximately $0.9 million of non-cash stock-based compensation, $0.5 million of stock based payments, approximately $0.2 million of depreciation and amortization expense and approximately $0.4 million related to net changes in other operating assets and liabilities. Uses of cash in operating activities were primarily to fund our product development programs and administrative expenses.

No net cash was used or provided by in investing activities during the year ended December 31, 2022.

Net cash provided by financing activities for the year ended December 31, 2022 consisted primarily of approximately $5.0 million in proceeds from our equity offerings.

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

At December 31, 2022, we had cash and cash equivalents of approximately $2.9 million, which we believe is sufficient to fund our planned operations into the second quarter of 2023. There is substantial doubt about our ability to continue as a going concern. We will require additional funds to finance our operations. We are exploring several financing alternatives; however, there can be no assurance that our efforts to obtain the funding required to continue our operations will be successful.

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenues

	For the Years ended December 31,
	2022	2021	Change
	(in thousands)
Revenue:
License revenue	$60	$13	$47
Product revenue	-	236	(236)
Grant revenue	497	1,277	(780)
Total revenue	$557	$1,526	$(969)

License revenues for the years ended December 31, 2022 consists of an upfront license payment of approximately $50,000 related to the use of our ProNeura technology for ophthalmic use and royalties received on sales of Probuphine by Knight in Canada. License revenues for the years ended December 31, 2021 reflect royalties received on sales of Probuphine by Knight in Canada.

Product revenues for the year ended December 31, 2021 consisted of sales of our Probuphine product materials to Molteni and Knight for the EU and Canada, respectively.

The decrease in grant revenue was primarily due to decreased activities related to the NIDA grant for the development of a nalmefene implant.

Operating Expenses

	For the Years ended December 31,
	2022	2021	Change
	(in thousands)
Operating expenses:
Cost of goods sold	$-	$199	$(199)
Research and development	4,758	5,692	(934)
General and administrative	6,034	4,989	1,045
Total operating expenses	$10,792	$10,880	$(88)

Cost of goods sold reflects costs and expenses associated with sales of Probuphine product materials to Molteni and Knight for the EU and Canada, respectively.

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

The increase in general and administrative expenses was primarily related to increases in non-cash stock-based compensation, employee related expenses and legal and other professional fees.

Other Expenses, Net

	For the Years ended December 31,
	2022	2021	Change
	(in thousands)
Other income (expense):
Interest income, net	$53	$1	$52
Other expense, net	(24)	(84)	60
Non-cash gain on debt extinguishment	-	661	(661)
Other income, net	$29	$578	$(549)

The decrease in other income, net was primarily due to a gain on debt extinguishment resulting from the May 2021 forgiveness of our outstanding PPP Loan.

Net Loss and Net Loss per Share

Our net loss applicable to common stockholders for the year ended December 31, 2022 was approximately $10.2 million, or approximately $0.76 per share, compared to our net loss continuing operations applicable to common stockholders of approximately $8.8 million, or approximately $0.90 per share, for the comparable period in 2021.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of Titan’s internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

(c) Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Securities Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below are the name, age and position and a brief account of the business experience of each of our executive officers and directors:

Name	Age	Office	Director Since
David E. Lazar	32	Chief Executive Officer, Chairman of the Board	August 2022
Katherine Beebe DeVarney, Ph.D.	62	President, Chief Operating Officer and Director	December 2019
Joseph A. Akers (1)(2)(3)	77	Director	November 2014
Avraham Ben-Tzvi, Adv. (1)(2)(3)	52	Director	August 2022
Peter L. Chasey, Esq. (2)(3)	49	Director	August 2022
Eric Greenberg (2)(3)	58	Director	August 2022
M. David MacFarlane, Ph.D. (1)(2)(3)	82	Director	May 2002
Matthew C. McMurdo, Esq. (1)	50	Director	August 2022
James R. McNab, Jr. (1)(2)(3)	79	Director	November 2014
David Natan (1)(2)	69	Director	August 2022
Marc Rubin, M.D.	68	Director	November 2007

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the nominating and governance committee

David E. Lazar has served as the Chief Executive Officer of Custodian Ventures LLC, a company which specializes in assisting distressed public companies through custodianship, since February 2018, and Activist Investing LLC, an actively managed investment fund, since March 2018. Previously, Mr. Lazar served as Managing Partner at Zenith Partners International Inc., a boutique consulting firm, from July 2012 to April 2018. In his role as Chief Executive Officer of Custodian Ventures LLC, Mr. Lazar has successfully served as a custodian to numerous public companies across a wide range of industries, including without limitation, C2E Energy, Inc. (OTCMKTS: OOGI), China Botanic Pharmaceutical Inc. (OTCMKTS: CBPI), One 4 Art Ltd., Romulus Corp., Moveix, Inc., Arax Holdings Corp. (OTCMKTS: ARAT), ESP Resources, Inc. (OTCMKTS: ESPIQ), Adorbs, Inc., Exobox Technologies Corp. (OTCMKTS: EXBX), Petrone Worldwide, Inc. (OTCMKTS: PFWIQ), Superbox, Inc. (OTCMKTS: SBOX), Sino Green Land Corp. (OTCMKTS: SGLA), SIPP International Industries, Inc. (OTCMKTS: SIPN), Cereplast, Inc. (OTCMKTS: CERPQ), Energy 1 Corp. (OTCMKTS: EGOC), ForU Holdings, Inc. (OTCMKTS: FORU), China Yanyuan Yuhui National Education Group, Inc. (OTCMKTS: YYYH), Pan Global Corp. (OTCMKTS: PGLO), Shengtang International, Inc. (OTCMKTS: SHNL), Alternaturals, Inc. (OTCMKTS: ANAS), USA Recycling Industries, Inc. (OTCMKTS: USRI), Tele Group Corp., Xenoics Holdings, Inc. (OTCMKTS: XNNHQ), Richland Resources International Group, Inc. (OTCMKTS: RIGG), AI Technology Group, Inc., Reliance Global Group, Inc. (NASDAQ: RELI), Melt, Inc., Ketdarina Corp., 3D MarkerJet, Inc. (OTCMKTS: MRJT), Lvpai Group Ltd., Gushen, Inc., FHT Future Technology Ltd., Inspired Builders, Inc., Houmu Holdings Ltd. (OTCMKTS: HOMU), Born, Inc. (OTCMKTS: BRRN), Changsheng International Group Ltd., Sollensys Corp. (OTCMKTS: SOLS), Guozi Zhongyu Capital Holdings Co. (OTCMKTS: GZCC) and Cang Bao Tian Xia International Art Trade Center, Inc. Mr. Lazar currently serves as an Advisor to PROMAX Investments LLC, a position he has held since July 2022, and as an Ambassador at Large for the Arab African Council for Integration and Development, since March 2022. Based on Mr. Lazar’s diverse knowledge of financial, legal and operations management, public company management, accounting, audit preparation, due diligence reviews and SEC regulations, our Board believes that Mr. Lazar has the appropriate set of skills to serve as a member of the Board.

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

Avraham Ben-Tzvi, Adv. is the Founder of ABZ Law Office, a boutique Israeli law firm specializing in outsourced general counsel services for publicly traded as well as private companies and corporations, Investments & Securities Laws, Commercial Law & Contracts and various civil law matters, which he established in January 2017. Mr. Ben-Tzvi served as Chief Legal Officer and General Counsel of Purple Biotech Ltd. (formerly Kitov Pharma Ltd.) (NASDAQ/TASE: PPBT), a clinical-stage company advancing first-in-class therapies to overcome tumor immune evasion and drug resistance, from November 2015 until April 2020. Prior to that, Mr. Ben-Tzvi served as General Counsel and Company Secretary at Medigus Ltd. (NASDAQ/TASE: MDGS), a minimally invasive endosurgical tools medical device and miniaturized imaging equipment company, from April 2014 until November 2015. Mr. Ben-Tzvi is a member of the Israel Bar Association, and is also licensed as a Notary by the Israeli Ministry of Justice. Prior to that he served as an attorney at one of Israel’s leading international law firms where, amongst other corporate and commercial work, he advised companies and underwriters on various offerings by Israeli companies listing in the U.S. and on various SEC related filings. Prior to becoming a lawyer, Mr. Ben-Tzvi worked in a number of business development, corporate finance and banking roles at companies in the financial services, lithium battery manufacturing and software development industries. Mr. Ben-Tzvi holds a B.A., magna cum laude, in Economics from Yeshiva University in New York and an LL.B., magna cum laude with Honors from Sha’arei Mishpat College of Law in Hod HaSharon, Israel. Based on Mr. Ben-Tzvi’s extensive legal experience and knowledge in the fields of civil-commercial law and corporate and securities law, and his previous public company and commercial business experience, our Board believes that Mr. Ben-Tzvi has the appropriate set of skills to serve as a member of the Board.

Peter L. Chasey, Esq. currently serves as the Owner of Chasey Law Offices, a law practice specializing in personal litigation, business litigation and commercial law, since founding the practice in 2005. Earlier in his career, Mr. Chasey served as staff counsel for one of the largest insurance companies in the world defending general claims against insured businesses and also served as a land surveyor. Mr. Chasey holds a B.S. in Political Science and Government from the University of San Diego and a J.D. from the University of San Diego School of Law. Based on Mr. Chasey’s commercial law expertise, coupled with his experience leading his own law firm, our Board believes that Mr. Chasey has the appropriate set of skills to serve as a member of the Board.

Eric Greenberg has over 40 years of capital markets experience. As a trader and portfolio manager at hedge funds, his areas of expertise included the development of trading strategies, portfolio management and deal structuring. Mr. Greenberg was Co-Founder of Blink Charging Co. (NASDAQ: BLNK), a leader in the EV charging infrastructure industry. In addition, Mr. Greenberg provides investor relation and digital marketing services for companies across a variety of industries, such as life sciences, fintech, internet platforms and others. Mr. Greenberg holds a B.B.A in Finance from Baruch College and an M.B.A. in Finance from Baruch College Zicklin School of Business. Based on Mr. Greenberg’s more than 40 years’ experience in trading, developing strategies, and portfolio management and public markets experience in the microcap sector, our Board believes that Mr. Greenberg has the appropriate set of skills to serve as a member of the Board.

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

Matthew C. McMurdo, Esq. currently serves as Managing Member of McMurdo Law Group, LLC, a corporate and securities law practice, since 2010. Previously, Mr. McMurdo was a Partner at Nannarone & McMurdo, LLP, a boutique law firm, from 2008 to 2010. In addition, Mr. McMurdo served as General Counsel of Berkley Asset Management LLC, the general partner of a real estate fund focused on opportunistic and distressed real estate assets, from 2011 to 2013. Mr. McMurdo holds a B.S. in Finance from Lehigh University and a J.D., cum laude, from Benjamin N. Cardozo School of Law. Based on Mr. McMurdo’s extensive experience in corporate and securities law and advising many public companies on federal securities law, our Board believes that Mr. McMurdo has the appropriate set of skills to serve as a member of the Board.

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

David Natan currently serves as President and Chief Executive Officer of Natan & Associates, LLC, a consulting firm offering chief financial officer services to public and private companies in a variety of industries, since 2007. From February 2010 to May 2020, Mr. Natan served as Chief Executive Officer of ForceField Energy, Inc. (OTCMKTS: FNRG), a company focused on the solar industry and LED lighting products. From February 2002 to November 2007, Mr. Natan served as Executive Vice President of Reporting and Chief Financial Officer of PharmaNet Development Group, Inc., a drug development services company, and, from June 1995 to February 2002, as Chief Financial Officer and Vice President of Global Technovations, Inc., a manufacturer and marketer of oil analysis instruments and speakers and speaker components. Prior to that, Mr. Natan served in various roles of increasing responsibility with Deloitte & Touche LLP, a global consulting firm. Mr. Natan currently serves as a member of the Board of Directors and Chair of the Audit Committee of Global Diversified Marketing Group, Inc. (OTCMKTS: GDMK), a manufacturer, marketer and distributor of food and snack products, since February 2021 and serves as a member of the Board of Directors and Chair of the Audit Committee of Sunshine Biopharma, Inc. (NASDAQ: SBFM), a pharmaceutical and nutritional supplement company, since February 2022. Additionally in December 2022, Mr. Natan was appointed to the board of Directors and Audit Committee Chair of Vivakor Inc. (NASDAQ: VIVK). Previously, Mr. Natan served as Chairman of the Board of Directors of ForceField Energy, Inc., from April 2015 to May 2020, and as a member of the Board of Directors of Global Technovations, Inc., from December 1999 to December 2001. Mr. Natan holds a B.A. in Economics from Boston University. Based on Mr. Natan’s extensive experience, our Board believes that Mr. Natan has the appropriate set of skills to serve as a member of the Board.

Marc Rubin, M.D. served as our President and Chief Executive from October 2007 until December 2008 and was re-engaged as our Executive Chairman from May 2009 until August 2022. Until February 2007, Dr. Rubin served as Head of Global Research and Development for Bayer Schering Pharma, as well as a member of the Executive Committee of Bayer Healthcare and the Board of Management of Bayer Schering Pharma. Prior to the merger of Bayer Pharmaceuticals and Schering AG in June 2006, Dr. Rubin was a member of the Executive Board of Schering AG since joining us in October 2003, as well as Chairman of Schering Berlin Inc. and President of Berlex Pharmaceuticals, a division of Schering AG. From 1990 until August 2003, Dr. Rubin was employed by GlaxoSmithKline where he held positions of increasing responsibility in global clinical and commercial development overseeing programs in the United States, Europe, Asia and Latin America. From 2001 through 2003, he was Senior Vice President of Global Clinical Pharmacology & Discovery Medicine. Dr. Rubin holds an M.D. from Cornell University Medical College. Dr. Rubin currently serves on the board of directors of Curis Inc. and Galectin Therapeutics. Based on Dr. Rubin’s previous position as our Executive Chairman, his extensive senior management experience and service on boards of directors in the biotechnology and pharmaceutical industries and his medical background, our Board believed that Dr. Rubin had the appropriate set of skills to serve as a member of the Board.

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

Board Leadership Structure

Currently, our principal executive officer and chairman of the Board positions are held by David E. Lazar.

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

SUMMARY COMPENSATION TABLE

The following table provides information regarding the compensation paid during the years ended December 31, 2022 and 2021 to each of the executive officers named below, who are collectively referred to as “named executive officers” elsewhere in this report.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Options Awards ($)(1)	Stock Awards ($)(1)	All Other Compensation ($)	Total Compensation ($)
Marc Rubin, MD(2)	2022	$204,083	(3)	$-	$57,582	$-	$164,583	$426,248
Executive Chairman	2021	$390,244		$-	$490,003	$-	$-	$884,247
David Lazar	2022	$152,250		$-	$-	$-	$-	$152,250
Chief Executive Officer(4)
Katherine Beebe DeVarney, Ph.D.	2022	$308,000	(3)	$-	$54,340	$-	$-	$362,340
President and Chief Operating Officer	2021	$383,641		$-	$490,003	$-	$-	$877,644

(1)	Amounts shown represent the grant date fair value computed in accordance with FASB ASC 718. The assumptions used by us with respect to the valuation of option grants and stock awards are set forth in Note 8 to the financial statements.
(2)	Dr. Rubin’s employment was terminated in August 2022. He was due to receive severance payments through July 2023. However, the Board has agreed to suspend the severance payments until such time as we are able to pay all officer and director compensation. He received approximately $165,000 related to severance payments during 2022.
(3)	On June 15, 2022, we implemented a plan to reduce expenses and conserve capital that included a company-wide reduction in salaries and a scale back of certain operating expenses. The cost-savings measures are being undertaken to enable us to maintain sufficient resources as we work with our advisors on potential strategic alternatives for maximizing shareholder value. As part of the aforementioned plan, Dr. Rubin and Dr. Beebe DeVarney each agreed to waive 40% of their base salaries for six months.
(4)	On December 14, 2022, we entered into an employment agreement with Mr. Lazar pursuant to which Mr. Lazar was hired to serve as our Chief Executive Officer, effective August 16, 2022.

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

2002 Stock Incentive Plan

In July 2002, we adopted the 2002 Stock Incentive Plan, or the 2002 Plan. Under the 2002 Plan, as amended, a total of approximately 7,234 shares of our common stock were authorized for issuance to employees, officers, directors, consultants, and advisers. The 2002 Plan expired by its terms in July 2012. On December 31, 2022, no options to purchase shares of our common stock were outstanding under the 2002 Plan.

2014 Incentive Plan

In February 2014, our Board adopted the 2014 Incentive Plan, or the 2014 Plan, pursuant to which 2,526 shares of our common stock were authorized for issuance to employees, directors, officers, consultants and advisors. On December 31, 2022, options to purchase 1,189 shares of our common stock were outstanding under the 2014 Plan.

2015 Omnibus Equity Incentive Plan

In August 2015, our stockholders approved the 2015 Omnibus Equity Incentive Plan, or the 2015 Plan. The 2015 Plan, as amended, authorized a total of 1,000,000 shares of our common stock for issuance to employees, directors, officers, consultants and advisors. On December 31, 2022, options to purchase 925,738 shares of our common stock were outstanding under the 2015 Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2022.

	Option Awards
Name	Number of Securities Underlying Unexercised Awards (#) Exercisable	Number of Securities Underlying Unexercised Awards (#) Unexercisable	Exercise Price ($)	Expiration Date
Marc Rubin, M.D.	203	-	594.00	3/16/2025
	506	-	918.00	12/14/2025
	440	-	918.00	02/02/2026
	390	-	702.00	02/13/2027
	946	-	174.60	03/07/2028
	2,779	-	52.50	4/2/2029
	150,000	-	4.02	2/10/2031
	65,000	-	1.18	01/05/2032
Katherine Beebe DeVarney, Ph.D.	142	-	594.00	3/16/2025
	223	-	46.58	12/14/2025
	223	-	46.58	2/13/2027
	945	-	174.60	3/7/2028
	150,000	-	4.02	2/10/2031
	55,000	-	1.18	01/05/2032

In January 2022, Dr. Rubin and Dr. Beebe DeVarney were granted options to purchase 65,000 and 55,000 shares of common stock, respectively. The options were to vest over 24 months with 50% of the awarded options vesting on the six-month anniversary of the grant date with the remaining balance vesting over the remaining eighteen months.

On August 15, 2022, a Special Meeting of Stockholders was held at the request of Activist Investing, LLC, or Activist, to increase the size of our Board from five members to eleven members and to elect Activist’s slate of six nominees to serve as directors in addition to the existing five Board members. As a result of the change of control, all unvested options granted under the 2015 Plan prior to August 15, 2022, immediately became vested.

On September 15, 2022, the Board granted Dr. Beebe DeVarney, subject to the receipt of stockholder approval, options to purchase 100,000 shares of common stock at an exercise price of $1.31 per share, such price being the closing price of our common stock and the fair market value as defined under the 2015 Plan on the September 15, 2022 grant date. The options vest in twelve equal monthly allotments through the first anniversary of the grant date. In the event of a change of control (as defined under the 2015 Plan), any outstanding unvested options will automatically vest and become exercisable on the date of such change of control in accordance with the terms of the 2015 Plan.

There were no options exercised by our named executive officers during 2022.

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

Employment Agreements

In April 2019, we entered into an employment agreement with Dr. Rubin providing for base annual salaries of $325,000. The employment agreements contain the following terms:

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

In February 2021, Dr. Rubin’s and Dr. Beebe DeVarney’s employment agreements were amended to provide for annual salaries of $395,000 and $385,000, respectively, and the term of Dr. Rubin’s agreement was extended to September 30, 2021. In October 2021, Dr. Rubin’s agreement was further extended to December 31, 2022. Dr. Rubin’s employment was terminated in August 2022. All other agreement terms remain substantially the same.

On August 2, 2022, the compensation committee of the Board implemented a retention plan (the “Retention Plan”) in recognition of the change in the composition of the Board following the special meeting of our stockholders (the “Special Meeting”) on August 15, 2022. The purpose of the Retention Plan is to help ensure a smooth transition, including the continuation of service by our current employees and directors following the Special Meeting, while the newly reconstituted Board explores and evaluates strategic alternatives to maximize the value of our assets and enhance stockholder value.

As part of the Retention Plan, the employment agreements with Dr. Rubin and Dr. Beebe DeVarney were amended to (i) accelerate the vesting of their options following the reconstitution of the Board; and (ii) remove from the definition of “Good Reason” the current proviso that a change in the executive’s title would not necessarily constitute Good Reason. The agreement with Dr. Rubin was also amended to state that the term of his employment shall continue until it is terminated in accordance with the existing provisions of such agreement. All other agreement terms remained substantially the same. Following the Special Meeting, Mr. Lazar replaced Dr. Rubin as our Chief Executive Officer.

On December 14, 2022, we entered into an employment agreement with Mr. Lazar providing for a base annual salary of $406,000. The employment agreement contains the following terms:

●	Bonuses. Mr. Lazar will be eligible to receive an annual bonus, with a target of fifty percent (50%) of his base salary. In addition, Mr. Lazar will be eligible for three performance bonuses on an annual basis, payable in (i) cash and/or (ii) restricted stock under the Plan, each equal to fifty percent (50%) of his base salary, which shall be dependent on our achievement of certain milestones. Furthermore, in the event of a Change of Control (as defined in the Mr. Lazar’s employment agreement), we shall pay Mr. Lazar a bonus equal to three percent (3%) of the increased valuation of the surviving corporation resulting from such Change of Control.

●	Term; Termination. The employment agreement has a three-year term but may be terminated by us for any reason at any time. In the event of termination by us without Cause or his resignation for Good Reason, not in connection with a Change of Control (as those terms are defined in such agreements), the executive is entitled to (i) severance in the form of continuation of his base salary for the greater of a period of 12 months or the remaining term, (ii) payment of executive’s annual medical and dental reimbursement for a period of 12 months, (iii) a pro rata portion of any annual or performance bonus, and (iv) the immediate accelerated vesting of any unvested restricted shares and stock options.

●	Restrictive Covenants. The employment agreement contains 12-month post-termination noncompetition and non-solicitation provisions.

DIRECTOR COMPENSATION

Summary of Director Compensation

The following table summarizes compensation that our non-employee directors earned during the years ended December 31, 2022 and 2021 for services as members of our Board.

Name	Year	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph A. Akers (2)	2022	$62,500	(3)	-	$8,859	-	-	-	$71,359
	2021	62,500		-	82,334	-	-	-	144,834
Avraham Ben-Tzvi	2022	24,375		-	-	-	-	-	24,375
	2021	-		-	-	-	-	-	-
Peter L. Chasey	2022	20,625	(3)	-	-	-	-	-	20,625
	2021	-		-	-	-	-	-	-
Eric Greenberg	2022	22,500	(3)	-	-	-	-	-	22,500
	2021	-		-	-	-	-	-	-
M. David MacFarlane (4)	2022	61,250	(3)	-	8,859	-	-	-	70,109
	2021	62,500		-	82,334	-	-	-	144,832
Matthew C. McMurdo	2022	18,750	(3)	-	-	-	-	-	18,750
	2021	-		-	-	-	-	-	-
James R. McNab, Jr. (5)	2022	62,500	(3)	-	8,859	-	-	-	71,359
	2021	62,500		-	82,334	-	-	-	144,832
David Natan	2022	23,438	(3)	-	-	-	-	-	23,438
	2021	-		-	-	-	-	-	-

(1)	Amounts shown represent the grant date fair value computed in accordance with FASB ASC 718. The assumptions used by us with respect to the valuation of option grants and stock awards are set forth in Note 8 to the financial statements.
(2)	The aggregate number of option awards held at December 31, 2022 was 35,207.
(3)	The amounts reported in the “Fees Earned or Paid in Cash” column includes directors fees earned for 2022 that have been deferred to 2023 at the director’s election.
(4)	The aggregate number of option awards held at December 31, 2022 was 35,220.
(5)	The aggregate number of option awards held at December 31, 2022 was 35,207.

The above table does not include options granted to certain directors on August 15, 2022 and September 15, 2022, as these options are conditioned on the approval by our stockholders of an increase in the authorized number of shares available for issuance under the 2015 Plan.

There were no options exercised by members of our Board during 2022.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 24, 2023, the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (ii) each director and director nominee; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. As of March 24, 2023, we had 15,016,295 shares of common stock issued and outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)	Percent of Shares Beneficially Owned
Joseph A. Akers(3)	37,504	*
Avraham Ben-Tzvi	-	-
Peter L. Chasey	-	-
Kate Beebe DeVarney, Ph.D.(4)	206,613	1.4%
Eric Greenberg	-	-
David E. Lazar(5)	3,747,968	24.96%
M. David MacFarlane, Ph.D.(6)	36,237	*
James R. McNab, Jr.(7)	89,009	*
Matthew C. McMurdo	-	-
David Natan	-	-
Marc Rubin, M.D.(8)	225,590	1.5%
All executive officers and directors as a group (11) persons(9)	4,342,921	27.9%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of such individual is c/o Titan Pharmaceuticals, Inc., 400 Oyster Point Boulevard, Suite 505, South San Francisco, California 94080.
(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of a person, shares of our common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 24, 2024 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.
(3)	Includes (i) 35,207 shares issuable upon exercise of outstanding options and (ii) 1,112 shares issuable upon exercise of outstanding warrants.
(4)	Includes 206,533 shares issuable upon exercise of outstanding options.
(5)	Includes 359,066 shares of Common Stock directly beneficially owned by Activist Investing, LLC. By virtue of his position as the sole member and Chief Executive Officer of Activist Investing, LLC, Mr. Lazar may be deemed to be the beneficial owner of these shares.
(6)	Includes (i) 35,220 shares issuable upon exercise of outstanding options and (ii) 445 shares issuable upon exercise of outstanding warrants.
(7)	Includes (i) 35,207 shares issuable upon exercise of outstanding options, (ii) 1,112 shares issuable upon exercise of outstanding warrants and (iii) 51,021 shares owned by JT Pharma. Mr. McNab is a principal of JT Pharma and has voting and dispositive power with respect to these shares.
(8)	Includes (i) 220,264 shares issuable upon exercise of outstanding options and (ii) 2,223 shares issuable upon exercise of outstanding warrants.
(9)	Includes (i) 532,431 shares issuable upon exercise of outstanding options and (ii) 4,892 shares issuable upon exercise of outstanding warrants held by our executive officers and directors listed above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions.

In January 2022, we entered into an agreement with JT Pharma, a company for which James R. McNab, Jr., a member of our Board, serves as chief executive officer, to clarify certain provisions of the JT Agreement, pursuant to which we agreed that the proof-of-concept milestone provided for in the JT Agreement was achieved, made a payment of $100,000 and issued 51,021 shares of our common stock to JT Pharma.

During the year ended December 31, 2022, we made payments related to legal fees of approximately $75,000 to a law firm operated by one of our Board members.

Independence of Directors

The following members of our Board meet the independence requirements and standards currently established by the Nasdaq: Joseph A. Akers, Avraham Ben-Tzvi, Peter L. Chasey, Eric Greenberg, M. David MacFarlane, Matthew C. McMurdo, and James R. McNab, Jr. and David Natan.

Board Committees

Our Board has established the following three standing committees: audit committee; compensation committee; and nominating and governance committee, or governance committee.

The audit committee was formed in compliance with Section 3(a)(58)(A) of the Exchange Act and consists of Joseph A. Akers, Avraham Ben-Tzvi, M. David MacFarlane, Matthew C. McMurdo, James R. McNab, Jr. and David Natan (chair), each of whom meets the independence requirements and standards currently established by Nasdaq and the SEC. In addition, the Board has determined that Mr. Akers and Mr. Natan are “audit committee financial expert” and “independent” as defined under the relevant rules of the SEC and Nasdaq. The audit committee assists the Board by overseeing the performance of the independent auditors and the quality and integrity of Titan’s internal accounting, auditing and financial reporting practices. The audit committee is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees. The audit committee met four times during the fiscal year ended December 31, 2022.

The compensation committee makes recommendations to the Board concerning salaries and incentive compensation for our officers, including our Principal Executive Officer, and employees and administers our stock option plans. The compensation committee consists of Joseph A. Akers, Avraham Ben-Tzvi, Peter L. Chasey, Eric Greenberg, M. David MacFarlane, Ph.D., James R. McNab, Jr. and David Natan (chair), each of whom meets the independence requirements and standards currently established by Nasdaq. The compensation committee met four times during the fiscal year ended December 31, 2022.

The purpose of the nominating and governance committee is to assist the Board in identifying qualified individuals to become Board members, in determining the composition of the Board and in monitoring the process to assess Board effectiveness. The nominating and governance committee first considers a candidate’s management experience and then considers issues of judgment, background, stature, conflicts of interest, integrity, ethics, and commitment to the goal of maximizing stockholder value when considering director candidates. The nominating and governance committee also focuses on issues of diversity, such as diversity of gender, race and national origin, education, professional experience, and differences in viewpoints and skills. The nominating and governance committee does not have a formal policy with respect to diversity; however, our Board and the nominating and governance committee believe that it is essential that the directors represent diverse viewpoints. In considering candidates for our Board, the nominating and governance committee considers the entirety of each candidate’s credentials in the context of these standards The nominating and governance committee consists of Joseph A. Akers, Avraham Ben-Tzvi, Peter L. Chasey, Eric Greenberg, M. David MacFarlane, Ph.D., and James R. McNab, Jr. (chair), each of whom meets the independence requirements and standards currently established by Nasdaq. The nominating and governance committee did not meet during the fiscal year ended December 31, 2022.

The charters for the audit, compensation and nominating and governance committees, which have been adopted by our Board, contain detailed descriptions of the committees’ duties and responsibilities and are available in the “About Titan” section of our website at www.titanpharm.com.

Role of the Board in Risk Oversight

Our audit committee is primarily responsible for overseeing our risk management processes on behalf of the full Board. The audit committee receives reports from management at least quarterly regarding our assessment of risks. In addition, the audit committee reports regularly to the full Board, which also considers our risk profile. The audit committee and the full Board focus on the most significant risks we face and our general risk management strategies. While the Board oversees our risk management, our management team is responsible for day-to-day risk management processes. Our Board expects management to consider risk and risk management in each business decision, to proactively develop and monitor risk management strategies and processes for day-to-day activities and to effectively implement risk management strategies adopted by the audit committee and the Board. We believe this division of responsibilities is the most effective approach for addressing the risks we face and that our Board leadership structure, which also emphasizes the independence of the Board in its oversight of its business and affairs, supports this approach.

Board Meetings

Our business affairs are managed under the direction of our Board, which is currently comprised of eleven (11) members. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling and direction to our management. During the fiscal year ended December 31, 2022, the Board met 32 times and took action by written consent one time. With the exception of Dr. Rubin, who is not standing for re-election at our upcoming annual stockholder meeting, no director attended fewer than 75% of the meetings of the Board and Board committees of which the director was a member.

Item 14.	Principal Accounting Fees and Services.

Aggregate fees billed by WithumSmith+Brown, formerly OUM & Co. LLP, or Withum, an independent registered public accounting firm, during the fiscal years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Audit Fees	$301,079	$297,850
Audit-Related Fees	-	-
Tax Fees	45,720	48,850
Total	$346,799	$346,700

Audit Fees — This category includes aggregate fees billed by our independent auditors for the audit of our annual financial statements, audit of management’s assessment and effectiveness of internal controls over financial reporting, review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years, including consents and comfort letters.

Audit-Related Fees — This category consists of services by our independent auditors that, including accounting consultations on transaction related matters, are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees.

Tax Fees — This category consists of professional services rendered for tax compliance and preparation of our corporate tax returns and other tax advice.

All Other Fees — During the years ended December 31, 2022 and 2021, Withum did not incur any fees for other professional services.

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

In determining whether to grant pre-approval of any non-audit services in the “all other” category, the audit committee will consider all relevant facts and circumstances, including the following four basic guidelines:

●	whether the service creates a mutual or conflicting interest between the auditor and us;

●	whether the service places the auditor in the position of auditing his or her own work;

●	whether the service results in the auditor acting as management or an employee of our company; and

●	whether the service places the auditor in a position of being an advocate for our company.

PART IV

Item 15.	Exhibits and Financial Statements Schedules.

(a)	1.	Financial Statements

An index to Financial Statements appears on page F-1.

2.	Schedules

All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

Item 16.	Form 10-K Summary

None

TITAN PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Titan Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Titan Pharmaceuticals, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes to the financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has had recurring losses from operations, an accumulated deficit at December 31, 2022, and insufficient cash at December 31, 2022 to fund operations for twelve months from the date of issuance. All of these matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Warrants

Description of the Matter

As discussed in Note 1 and Note 7 to the financial statements, the Company completed a registered directed offering and issued pre-funded warrants to purchase shares of common stock. In a concurrent private placement, the Company sold pre-funded warrants to purchase an aggregate share of common stock.

Auditing the accounting conclusions for the issuance of the warrants was challenging because of the complex provisions affecting classification and required extensive audit effort. The accounting for the issuance of the warrants involved an assessment of the particular features of the warrant, and the impact of those features on the accounting and classification of the warrants.

How We Addressed the Matter in Our Audit

To test the accounting and determine proper classification of the warrants, our audit procedures included, among others, inspecting the agreements and evaluating the completeness and accuracy of the Company’s technical accounting analyses and application of the relevant accounting guidance. Our audit procedures also included the involvement of subject matter resources to assist in evaluating management’s conclusion on the interpretation and application of the relevant accounting literature.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2004.

San Francisco, California
March 31, 2023

PCAOB ID Number 100

TITAN PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,
	2022	2021
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$2,937	$6,037
Restricted cash	196	295
Receivables	36	112
Inventory	106	293
Prepaid expenses and other current assets	314	480
Discontinued operations - current assets	14	12
Total current assets	3,603	7,229
Property and equipment, net	224	420
Other assets	48	48
Operating lease right-of-use asset	183	297
Total assets	$4,058	$7,994
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$695	$795
Accrued clinical trials expenses	5	9
Other accrued liabilities	1,483	314
Operating lease liability, current	122	112
Deferred grant revenue	196	295
Discontinued operations - current liabilities	129	1,144
Total current liabilities	2,630	2,669
Operating lease liability, non-current	65	187
Total liabilities	2,695	2,856

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized, none issued or outstanding at December 31, 2022 and 2021.	-	-
Common stock, at amounts paid-in, $0.001 par value per share; 225,000,000 shares authorized 15,016,295 and 9,914,158 shares issued and outstanding at December 31, 2022 and 2021, respectively.	15	10
Additional paid-in capital	387,609	381,183
Accumulated deficit	(386,261)	(376,055)
Total stockholders’ equity	1,363	5,138
Total liabilities and stockholders’ equity	$4,058	$7,994

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	For the Years ended December 31,
	2022	2021
	(In thousands, except per share data)
Revenue:
License revenue	$60	$13
Product revenue	-	236
Grant revenue	497	1,277
Total revenue	557	1,526
Operating expenses:
Cost of goods sold	-	199
Research and development	4,758	5,692
General and administrative	6,034	4,989
Total operating expenses	10,792	10,880
Loss from operations	(10,235)	(9,354)
Other income (expense):
Interest income, net	53	1
Other expense, net	(24)	(84)
Non-cash gain on debt extinguishment	-	661
Other income, net	29	578
Net loss	$(10,206)	$(8,776)
Basic and diluted net loss per common share	$(0.76)	$(0.90)
Weighted average shares used in computing basic and diluted net loss per common share	13,434	9,730

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	-	$-	7,139	$7	$370,804	$(367,279)	$3,532
Net loss	-	-	-	-	-	(8,776)	(8,776)
Issuance of common stock, net	-	-	2,775	3	8,838	-	8,841
Amortization of restricted stock	-	-	-	-	36	-	36
Stock-based compensation	-	-	-	-	1,505	-	1,505
Balances at December 31, 2021	-	$-	9,914	$10	$381,183	$(376,055)	$5,138
Net loss	-	-	-	-	-	(10,206)	(10,206)
Issuance of common stock, net	-	-	1,151	1	5,029	-	5,030
Issuance of common stock upon exercise of warrants	-	-	3,564	4	-	-	4
Amortization of restricted stock	-	-	387	-	450	-	450
Stock-based compensation	-	-	-	-	947	-	947
Balances at December 31, 2022	-	$-	15,016	$15	$387,609	$(386,261)	$1,363

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net loss	$(10,206)	$(8,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	196	221
Non-cash interest expense	-	2
Non-cash gain on debt extinguishment	-	(661)
Stock-based milestone payment	50	-
Stock-based compensation	947	1,505
Amortization of restricted stock	450	36
Other	2	(7)
Changes in operating assets and liabilities:
Receivables	76	772
Inventory	187	35
Prepaid expenses and other assets	164	163
Accounts payable	(751)	(1,191)
Other accrued liabilities	801	(293)
Deferred revenue	(99)	295
Net cash used in operating activities	(8,183)	(7,899)

Cash flows from investing activities:
Purchases of furniture and equipment	-	(23)
Net cash used in investing activities	-	(23)

Cash flows from financing activities:
Proceeds from equity offerings	4,980	8,841
Proceeds from the exercise of warrants	4	-
Net cash provided by financing activities	4,984	8,841

Net change in cash, cash equivalents and restricted cash	(3,199)	919
Cash, cash equivalents and restricted cash at beginning of year	6,332	5,413
Cash, cash equivalents and restricted cash at end of year	$3,133	$6,332

Supplemental disclosure of cash flow information
Right of use asset obtained in exchange for lease liability, net of amortization	$-	$149
Retirement of property and equipment	$-	$1,372
Accumulated depreciation on retired property and equipment	$-	$(1,372)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows (in thousands):

	2022	2021
Cash and cash equivalents	$2,937	$6,037
Restricted cash	196	295
Cash, cash equivalents and restricted cash as shown in the statements of cash flows	$3,133	$6,332

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

In December 2021, we announced our intention to work with our financial advisor to explore strategic alternatives to enhance stockholder value, potentially including an acquisition, merger, reverse merger, other business combination, sales of assets, licensing or other transaction. In June 2022, we implemented a plan to reduce expenses and conserve capital that included a company-wide reduction in salaries and a scale back of certain operating expenses to enable us to maintain sufficient resources as we pursued potential strategic alternatives. In July 2022, David Lazar and Activist Investing LLC, or, collectively, Activist acquired an approximately 25% ownership interest in Titan, filed a proxy statement and nominated six additional directors, each of whom was elected to our board of directors or the Board, at a special meeting of stockholders held on August 15, 2022, or Special Meeting. The exploration and evaluation of possible strategic alternatives by the Board has continued following the Special Meeting. Following the election of the new directors at the Special Meeting, Dr. Marc Rubin was replaced as our Executive Chairman, and David Lazar assumed the role of Chief Executive Officer. In connection with the termination of his employment as Executive Chairman, Dr. Rubin will receive aggregate severance payments of approximately $0.4 million, of which, approximately $165,000 had been paid to Dr. Rubin as of December 31, 2022. In December 2022, we implemented additional cost reduction measures including a reduction in our workforce. As a result of the salary reductions, replacement of Dr. Rubin and the workforce reduction we have accrued approximately $0.3 million and approximately $0.6 million related to deferred compensation and employee severance, respectively, as of December 31, 2022.

The accompanying financial statements have been prepared assuming we will continue as a going concern.

At December 31, 2022, we had cash and cash equivalents of approximately $2.9 million, which we believe is sufficient to fund our planned operations into the second quarter of 2023. We will require additional funds to finance our operations. We are exploring several financing alternatives; however, there can be no assurance that our efforts to obtain the funding required to continue our operations will be successful. There is substantial doubt about our ability to continue as a going concern.

Discontinued Operations

In October 2020, we announced our decision to discontinue selling Probuphine in the U.S. and wind down our commercialization activities, and to pursue a plan that will enable us to focus on our current, early-stage ProNeura-based product development programs.

The accompanying financial statements have been recast for all periods presented to reflect the assets, liabilities, revenue and expenses related to our U.S. commercialization activities as discontinued operations (see Note 10). The accompanying financial statements are generally presented in conformity with our historical format. We believe this format provides comparability with the previously filed financial statements.

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

Based upon the above assessment, we concluded that, at the date of filing the financial statements in this Annual Report on Form 10-K for the year ended December 31, 2022, we did not have sufficient cash to fund our operations for the next 12 months without additional funds and, therefore, there was substantial doubt about our ability to continue as a going concern within 12 months after the date the financial statements were issued. Additionally, we have suffered recurring losses from operations and have an accumulated deficit that raises substantial doubt about our ability to continue as a going concern.

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

	As of December 31,
	2022	2021
Raw materials and supplies	$60	$227
Finished goods	46	66
Total inventories	$106	$293

The approximately $46,000 and $66,000 of finished goods inventory at December 31, 2022 and 2021, respectively, included materials held for potential sale.

Stock-Based Compensation

We recognize compensation expense using a fair-value based method, for all stock-based payments including stock options and restricted stock awards and stock issued under an employee stock purchase plan. These standards require companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. See Note 8 “Stock Plans,” for a discussion of our stock-based compensation plans.

Warrants Issued in Connection with Equity Financing

We generally account for warrants issued in connection with equity financings as a component of equity, unless there is a deemed possibility that we may have to settle the warrants in cash. For warrants issued with deemed possibility of cash settlement, we record the fair value of the issued warrants as a liability at each reporting period and record changes in the estimated fair value as a non-cash gain or loss in the Statements of Operations.

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

All investments with original maturities of three months or less are considered to be cash equivalents. We had money market funds of approximately $2.6 million and $5.7 million as of December 31, 2022 and 2021, respectively, included in our cash and cash equivalents.

We maintain significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on our financial condition, results of operations, and cash flows.

Restricted Cash

In accordance with ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, we explain the change during the period in the total of cash, cash equivalents and restricted cash, and include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet dates that comprise the total of the same such amounts shown in the statements of cash flows for the years presented herein (in thousands):

	2022	2021
Cash and cash equivalents	$2,937	$6,037
Restricted cash	196	295
Cash, cash equivalents and restricted cash as shown in the statements of cash flows	$3,133	$6,332

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

Grant Revenue

We have contracts with National Institute on Drug Abuse or NIDA, within the U.S. Department of Health and Human Services, or HHS, the Bill & Melinda Gates Foundation, and other government-sponsored organizations for research and development related activities that provide for payments for reimbursed costs, which may include overhead and general and administrative costs. We recognize revenue from these contracts as we perform services under these arrangements when the funding is committed. Associated expenses are recognized when incurred as research and development expense. Revenues and related expenses are presented gross in the statements of operations.

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

Contract Assets and liabilities

The following table presents the activity related to our accounts receivable for the years ended December 31, 2022 and 2021.

(In thousands)
Balance at January 1, 2021	$884
Additions	1,526
Deductions	(2,298)
Balance at December 31, 2021	$112
Additions	557
Deductions	(633)
Balance at December 31, 2022	$36

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

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of shares of common stock outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect for the years ended (in thousands):

	December 31,
	2022	2021
Weighted-average anti-dilutive common shares resulting from stock awards	964	617
Weighted-average anti-dilutive common shares resulting from warrants	5,661	2,374
	6,625	2,991

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

The following table presents the minimum lease payments of our operating lease as of December 31, 2022 (in thousands):

2023	130
2024	66
Total minimum lease payments (base rent)	196
Less: imputed interest	(9)
Total operating lease liabilities	$187

Subsequent Events

We have evaluated events that have occurred subsequent to December 31, 2022 and through the date that the financial statements are issued. See Note 12 Subsequent Events.

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

Level 3 – inputs that are unobservable (for example cash flow modelling inputs based on assumptions).

Financial instruments, including receivables, accounts payable and accrued liabilities are carried at cost, which we believe approximates fair value due to the short-term nature of these instruments. The approximately $2.6 million and $5.7 million fair values of money market funds as of December 31, 2022 and 2021, included in our cash and cash equivalents are classified as Level 1 and were derived from quoted market prices as active markets for these instruments exists.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2021, the FASB issued FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance. The ASU codifies new requirements to disclose information about the nature of certain government assistance received, the accounting policy used to account for the transactions, the location in the financial statements where such transactions were recorded and significant terms and conditions associated with such transactions. The guidance is effective for annual periods beginning after December 15, 2021. The adoption of ASU No. 2021-10 did not have a material impact to our financial statements and related disclosures.

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

2.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2022	2021
Furniture and office equipment	$132	$132
Laboratory equipment	1,108	1,108
Computer equipment	577	577
	1,817	1,817
Less accumulated depreciation and amortization	(1,593)	(1,397)
Property and equipment, net	$224	$420

3.	JT Pharmaceuticals Asset Purchase Agreement

In October 2020, we entered into an Asset Purchase Agreement, or JT Agreement, with JT Pharmaceuticals, Inc., or JT Pharma, to acquire JT Pharma’s kappa opioid agonist peptide, TP-2021 (formerly JT-09) for use in combination with our ProNeura long-term, continuous drug delivery technology, for the treatment of chronic pruritus and other medical conditions. Under the terms of the JT Agreement, JT Pharma received a $15,000 closing payment and is entitled to receive future milestone payments, payable in cash or in stock, based on the achievement of certain developmental and regulatory milestones, and single-digit percentage earn-out payments on net sales of the product if successfully developed and approved for commercialization. In January 2022, we entered into an agreement with JT Pharma to clarify certain provisions of the JT Agreement pursuant to which we agreed that the proof-of-concept milestone provided for in the JT Agreement was achieved and made a payment of $100,000 and issued 51,021 shares of our common stock to JT Pharma. The related expense was included in research and development expenses in our statements of operations.

4.	Ocular Therapeutix License Agreement

In December 2022, we entered into a license agreement, or Ocular Agreement, with Ocular Therapeutix, Inc., or Ocular to license the exclusive rights to certain patent applications for ophthalmic uses in both humans and nonhuman animals in the United States, or Licensed Patents. The grant of the Ocular license by us to Ocular is for an exclusive (even as to us), perpetual, fully paid-up license to use the Licensed Patents. The license comes with the right to sublicense. The Ocular paid a one-time fee of $50,000 and will reimburse our attorneys’ fees incurred by it in connection with the preparation and negotiation of the Ocular Agreement. Ocular shall make additional payments upon the achievement of certain milestone events as set forth in the License Agreement.

5.	Commitments and Contingencies

Lease Commitments

We lease our office facility under operating lease that expires in June 2024. Rent expense associated with this lease was approximately $0.1 million and $0.2 million for years ended December 31, 2022 and 2021, respectively.

Guarantees and Indemnifications

As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2022.

In the normal course of business, we have commitments to make certain milestone payments to various clinical research organizations in connection with our clinical trial activities. Payments are contingent upon the achievement of specific milestones or events as defined in the agreements, and we have made appropriate accruals in our financial statements for those milestones that were achieved as of December 31, 2022. We also provide indemnifications of varying scope to our CROs and investigators against claims made by third parties arising from the use of our products and processes in clinical trials. Historically, costs related to these indemnification provisions were immaterial. We also maintain various liability insurance policies that limit our exposure. We are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

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

6.	Debt Agreements

Paycheck Protection Program Loan

On April 20, 2020, we received an approximately $654,000 loan, or PPP Loan, pursuant to the Paycheck Protection Program of the CARES Act that bore interest at the annual rate of 1.0% and matured in April 2022. The proceeds of the PPP Loan were to be used to retain workers and maintain payroll and make mortgage interest, lease and utility payments and were subject to forgiveness in accordance with requirements of the Small Business Administration. The PPP Loan originally had a six-month deferral of payments period which was extended to sixteen months during the third quarter of 2020. In May 2021, the entire balance of the PPP loan along with accrued interest was forgiven and the approximately $0.7 million gain on extinguishment of the debt was included in other income (expense) in our statements of operations.

7.	Stockholders’ Equity

Common Stock

Our common stock outstanding as of December 31, 2022 and December 31, 2021 was 15,016,295 shares and 9,914,158 shares, respectively.

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

Activist Investing, LLC

In July 2022, we received a letter from Activist requesting that our Board call the Special Meeting in accordance with Article II, Section 5 of our Bylaws, as amended.in order for stockholders to consider and vote upon the following two proposals:

●	An increase in the size of the Board by six (6) members from five (5) members to eleven (11) members in total; and

●	The election of Activist’s six nominees to serve as directors to fill the vacancies left by the foregoing increase.

In accordance with Activist’s request, the Board set the record date for the Special Meeting as July 22, 2022, and the Special Meeting was held on August 15, 2022, resulting in the approval of the increase in the size of the Board and the election of the six nominees.

February 2022 Offerings

In February 2022, we completed a registered direct offering with an accredited investor pursuant to which we issued an aggregate of 1,100,000 shares of our common stock and 2,274,242 pre-funded warrants to purchase shares of our common stock, with an exercise price of $0.001 per share. In a concurrent private placement, we sold unregistered pre-funded warrants to purchase an aggregate of 1,289,796 shares of common stock with an exercise price of $0.001 per share and issued unregistered five year and six month warrants to purchase an aggregate of 4,664,038 shares of common stock with an exercise price of $1.14. The unregistered warrants were registered in April 2022. The warrants were classified as equity. The net cash proceeds from these offerings were approximately $5.0 million after deduction of underwriting fees and other offering expenses.

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

Restricted Shares

In November 2022, we agreed to issue 337,078 shares of our common stock to Maxim Group, LLC in connection with the entry into an amendment to our existing advisory agreement. The shares vested immediately. We recorded approximately $0.3 million of stock-based compensation expense during the year ended December 31, 2022.

In August 2022, we agreed to issue 50,000 shares of our common stock pursuant to an advisory services agreement with Maxim MDM Worldwide Solutions, Inc. The shares vested immediately. We recorded approximately $79,000 of stock-based compensation expense during the year ended December 31, 2022.

In August 2021, we agreed to issue 50,000 shares of our common stock pursuant to a restricted stock agreement with Maxim Partners, LLC in connection with the entry into an amendment to our existing advisory agreement. The shares vested monthly over 12 months. We recorded approximately $71,000 of stock-based compensation expense during the year ended December 31, 2022.

The following table summarizes restricted stock activity:

December 31,
2022
Outstanding at December 31, 2021	50,000
Issued	387,078
Forfeited or expired	-
Released	(437,078)
Outstanding at December 31, 2022	-

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

As of December 31, 2022, the following warrants to purchase shares of our common stock were outstanding (in thousands, except per share price):

Date Issued	Expiration Date	Exercise Price	Outstanding
07/27/2017	07/27/2024	$45.00	12
03/21/2018	03/21/2025	$216.00	1
03/21/2018	03/21/2025	$216.00	3
09/25/2018	09/25/2023	$18.00	154
09/25/2018	09/25/2023	$50.40	8
08/09/2019	02/09/2025	$32.10	95
10/18/2019	10/18/2024	$1.14	230
01/09/2020	07/09/2025	$7.50	290
10/30/2020	12/01/2025	$3.00	1,644
01/20/2021	07/26/2026	$3.55	2,725
02/04/2022	08/04/2027	$1.14	4,664
			9,826

Shares Reserved for Future Issuance

As of December 31, 2022, shares of common stock reserved by us for future issuance consisted of the following (in thousands):

Stock options outstanding	927
Shares issuable upon the exercise of warrants	9,826
10,753

8.	Stock Plans

In August 2015, our stockholders approved the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”). The 2015 Plan, as subsequently amended, authorized a total of 1,000,000 shares of our common stock for issuance to employees, directors, officers, consultants and advisors. As of December 31, 2022, options to purchase 74,262 shares of our common stock were available for grant and 925,738 shares of our common stock outstanding under the 2015 Plan.

In February 2014, our Board adopted the 2014 Incentive Plan (the “2014 Plan”), pursuant to which 2,526 shares of our common stock were authorized for issuance to employees, directors, officers, consultants and advisors. The 2014 Plan was terminated upon the approval of the 2015 Plan. As of December 31, 2022, options to purchase 1,189 shares of our common stock were outstanding under the 2014 Plan.

In July 2002, we adopted the 2002 Stock Incentive Plan (the “2002 Plan”). The 2002 Plan, as amended in 2005, authorized a total of approximately 7,234 shares of our common stock for issuance to employees, officers, directors, consultants, and advisers. The exercise prices of options granted under the 2002 Plan were 100% of the fair market value of our common stock on the date of grant. The 2002 Plan expired by its terms in July 2012. As of December 31, 2022, no options to purchase shares of our common stock were outstanding under the 2002 Plan.

The following table summarizes option activity for the year ended December 31, 2022:

	Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	682	$12.53	8.98	$-
Granted	310	1.18	-	-
Cancelled/expired	(65)	23.40	-	-
Outstanding at December 31, 2022	927	$7.97	8.34	$-
Exercisable at December 31, 2022	927	$7.97	8.34	$-

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the stock-based compensation expense:

	For the Years Ended December 31,
	2022	2021
Weighted-average risk-free interest rate	1.9%	0.5%
Expected dividend payments	-	-
Expected holding period (years)(1)	5.26	5.45
Weighted-average volatility factor(2)	1.16	1.14
Estimated forfeiture rates for options granted	6%	30%

(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.
(2)	Weighted average volatility is based on the historical volatility of our common stock.
(3)	Estimated forfeiture rates are based on historical data.

Based upon the above methodology, the weighted-average fair value of options and awards granted during the years ended December 31, 2022 and 2021 was $0.95 and $3.29, respectively.

The following table summarizes the stock-based compensation expense (in thousands):

	For the Years Ended December 31,
	2022	2021
Research and development	$553	$749
General and administrative	394	756
Total stock-based compensation expenses	$947	$1,505

As of December 31, 2022, there was approximately $0.8 million of total unrecognized compensation expense related to non-vested stock options subject to shareholder approval. This expense is expected to be recognized over a weighted-average period of approximately 0.7 year.

On August 2, 2022, our Board of Directors, or Board, modified the outstanding options to purchase common stock under our 2015 Omnibus Equity Incentive Plan, or 2015 Plan, to allow for the acceleration of vesting of all unvested 2015 Plan options in the event of a change in control through the election of a majority of new members to our Board.

On August 15, 2022, the Special Meeting was held at the request of Activist, to increase the size of our Board from five members to eleven members and elect Activist’s slate of six nominees to serve as directors in addition to the existing five Board members. As a result of the change of control, all unvested options granted under the 2015 Plan prior to August 15, 2022, immediately became vested. We recognized approximately $0.5 million of stock-based compensation related to the acceleration of vesting.

On August 15, 2022, our Board granted 125,000 options to purchase common stock at $1.52 per share which are subject to shareholder approval of an amendment to increase the number of shares reserved for issuance under our 2015 Plan. The options vest monthly over a 12-month period from the grant dates. As the shares underlying these options have not been approved by our stockholders, they have been excluded from the table above as of December 31, 2022. We have recognized approximately $60,000 of stock-based compensation related to these grants.

On September 15, 2022, our Board granted 900,000 options to purchase common stock at $1.31 per share which are subject to shareholder approval of an amendment to increase the number of shares reserved for issuance under our 2015 Plan. The options vest monthly over a 12-month period from the grant dates. As the shares underlying these options have not been approved by our stockholders, they have been excluded from the table above as of December 31, 2022. We have recognized approximately $250,000 of stock-based compensation related to these grants.

9.	Income Taxes

As of December 31, 2022, we had federal net operating loss carryforwards of approximately $183.0 million that expire at various dates through 2037 and approximately $54.3 million which do not expire but are subject to 80% taxable income limitations. As of December 31, 2022, we had federal research and development tax credits of approximately $6.8 million that expire at various dates through 2042. We also had net operating loss carryforwards for California income tax purposes of approximately $115.2 million that expire at various dates through 2042 and state research and development tax credits of approximately $9.2 million which do not expire.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and credit carryforwards. Significant components of our deferred tax assets are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$57,895	$62,097
Research credit carryforwards	10,521	14,738
Other, net	1,968	1,113
Total deferred tax assets	70,384	77,948
Deferred tax liabilities:
Other, net	(46)	(65)
Total deferred tax liabilities	(46)	(65)
Valuation allowance	(70,338)	(77,883)
Net deferred tax assets	$-	$-

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

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $7.5 million during 2022 and decreased by approximately $2.4 million during 2021.

The provision for income taxes consists of state minimum taxes due. The effective tax rate of our provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands):

	For the Years Ended December 31,
	2022	2021
Computed at 21%	$(2,144)	$(1,842)
State taxes	(488)	(67)
Change in valuation allowance	(7,545)	(1,939)
Other	-	3
Stock based compensation	627	-
Research and development credits	3,489	(9)
Tax attributes expirations	6,216	3,767
Impact of IRC 162m	(159)	87
Total	$(4)	$-

We had no unrecognized tax benefits or any amounts accrued for interest and penalties for the three years ended December 31, 2022. Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense. We do not expect the amount of unrecognized tax benefits will materially change in the next twelve months.

We file tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to the U.S. federal and state income tax examination by tax authorities for such years 2003 through 2022, due to net operating losses that are being carried forward for tax purposes.

10.	Discontinued Operations

The following table presents information related to assets and liabilities reported as discontinued operations in our balance sheet:

	December 31,
	2022	2021
	(In thousands)
Prepaid expenses and other current assets	$14	$12
Discontinued operations – current assets	$14	$12

Accounts payable	$129	$782
Other accrued liabilities	-	362
Discontinued operations – current liabilities	$129	$1,144

During the year ended December 31, 2020, we recognized non-cash stock-based compensation expenses of approximately $0.1 million which is included in discontinued operations.

11.	Related Party Transactions

In January 2022, we entered into an agreement with JT Pharma, a company for which James R. McNab, Jr., a member of our Board, serves as chief executive officer, to clarify certain provisions of the JT Agreement, pursuant to which we agreed that the proof-of-concept milestone provided for in the JT Agreement was achieved, made a payment of $100,000 and issued 51,021 shares of our common stock to JT Pharma.

During the year ended December 31, 2022, we made payments related to legal fees of approximately $75,000 to a law firm operated by one of our Board members.

12.	Subsequent Events

On March 10, 2023, the Federal Deposit Insurance Corporation, or FDIC, announced that it had closed and taken control of Silicon Valley Bank, or SVB. On March 13, 2023, pursuant to a joint statement released by the U.S. Department of the Treasury and the FDIC, the U.S. government reassured that all depositors will be fully protected. We held deposits with this bank. As a result of the above actions, our insured and uninsured deposits have been restored.

(b) Exhibits

No.	Description
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended(2)
3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation dated September 24, 2015(4)
3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation dated January 23, 2019(10)
3.1.4	Certificate of Amendment to the Restated Certificate of Incorporation dated November 30, 2020(20)
3.2	By-laws of the Registrant(1)
3.3	Amendment to the By-laws of the Registrant dated December 29, 2021(23)
3.4	Amendment to the By-laws of the Registrant dated July 5, 2022(25)
4.1	Form of Lender Warrant(6)
4.2	Form of Rights Agreement Warrant(7)
4.3	Warrant Agency Agreement between Titan Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company and Form of Offering Warrant(9)
4.4	Representative’s Purchase Warrant(9)
4.5	Form of August 2019 Private Placement Warrant(11)
4.6	Class B Warrant Agency Agreement dated October 16, 2019 between Titan Pharmaceuticals, Inc. and Maxim Group LLC Form of January 2020 Private Placement Warrant(12)
4.7	Form of January 2020 Private Placement Warrant(13)
4.8	Form of March 3, 2020 Warrant Amendment Agreement(16)
4.9	Description of the Registrant’s Common Stock(15)
4.10	Warrant Agency Agreement between Titan Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company and Form of Warrant(18)
4.11	Form of January 2021 Private Placement Warrant(21)
4.12	Form of February 2022 Registered Pre-Funded Warrant(24)
4.13	Form of February 2022 Private Pre-Funded Warrant(24)
4.14	Form of February 2022 Placement Warrant(24)
10.1	Titan Pharmaceuticals, Inc. Third Amended and Restated 2015 Omnibus Equity Incentive Plan(10)
10.2	Employment Agreement between the Registrant and Marc Rubin(5)
10.3 ±	Distribution and Sublicense Agreement dated February 1, 2016 as amended by agreement dated August 2, 2018 between Titan Pharmaceuticals, Inc. and Knight Therapeutics Inc.(8)
10.4	Amendment to lease for Registrant’s facility dated March 21, 2016(8)
10.5	Employment Agreement between the Registrant and Katherine Beebe DeVarney(14)
10.6	Debt Settlement and Release Agreement by and between Titan Pharmaceuticals, Inc., Horizon Technology Finance Corporation and L. Molteni & C. Dei Frattelli Alitti Società Di Esercizio S.P.A.(17)
10.7±±	Asset Purchase Agreement dated October 27, 2020 between Titan Pharmaceuticals, Inc. and JT Pharmaceuticals, Inc.(19)
10.8	Placement Agency Agreement dated January 15, 2021, by and between Titan Pharmaceuticals, Inc. and Maxim Group LLC(21)
10.9	Amendment to Employment Agreement between the Registrant and Marc Rubin(22)
10.10	Form of February 2022 Securities Purchase Agreement(24)
10.11	Placement Agency Agreement dated February 2, 2022, by and between Titan Pharmaceuticals, Inc. and Maxim Group LLC(24)
10.12	Form of Amendment to Employment Agreement with Marc Rubin(26)
10.13	Form of Amendment to Employment Agreement with Kate DeVarney(26)
10.14	Form of Stock Option Agreement(27)
10.15	Fifth Amended and Restated 2015 Omnibus Equity Incentive Plan (subject to stockholder approval)(28)

10.16	License Agreement between Titan Pharmaceuticals, Inc. and Ocular Therapeutix, Inc., dated as of December 6, 2022(29)
10.17	Employment Agreement, dated December 14, 2022, between Titan Pharmaceuticals, Inc. and David E. Lazar(30)
14.1	Code of Business Conduct and Ethics(3)
23.1	Consent of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

±	Confidential treatment has been granted as to certain portions of this exhibit.
±±	Certain information has been omitted from this exhibit in reliance upon Item 601(b)(10) of Regulation S-K.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-221126).
(2)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 filed on January 14, 2010.
(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 28, 2015.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 3, 2019.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 27, 2017.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 26, 2018.
(8)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 25, 2018.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 25, 2019.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 8, 2019.
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated October 18, 2019.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 7, 2020.
(14)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated April 1, 2019.
(15)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated March 30, 2020.
(16)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2020.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated October 26, 2020.
(18)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A dated October 27, 2020.
(19)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2020.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 1, 2020.
(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 19, 2021.
(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated October 28, 2021.
(23)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 29, 2021.
(24)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated February 3, 2022.
(25)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 5, 2022.
(26)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 5, 2022.
(27)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 21, 2022.
(28)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2022.
(29)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 12, 2022.
(30)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 15, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2023	TITAN PHARMACEUTICALS, INC.

	By:	/s/ David E. Lazar
	Name:	David E. Lazar
	Title:	Chief Executive Officer (Principal Executive and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David E. Lazar	Chief Executive Officer and Chairman	March 31, 2023
David E. Lazar	(principal executive officer and principal financial officer)

/s/ Katherine Beebe DeVarney, Ph.D.	President, Chief Operating Officer and Director	March 31, 2023
Katherine Beebe DeVarney, Ph.D.

/s/ Joseph A. Akers	Director	March 31, 2023
Joseph A. Akers

/s/ Avraham Ben-Tzvi, Adv.	Director	March 31, 2023
Avraham Ben-Tzvi, Adv.

/s/ Peter L. Chasey, Esq.	Director	March 31, 2023
Peter L. Chasey, Esq.

/s/ Eric Greenberg	Director	March 31, 2023
Eric Greenberg

/s/ M. David MacFarlane, Ph.D.	Director	March 31, 2023
M. David MacFarlane, Ph.D.

/s/ Matthew C. McMurdo, Esq.	Director	March 31, 2023
Matthew C. McMurdo, Esq.

/s/ James R. McNab, Jr.	Director	March 31, 2023
James R. McNab, Jr.

/s/ David Natan	Director	March 31, 2023
David Natan

/s/ Brian E. Crowley	Vice President, Finance	March 31, 2023
Brian E. Crowley	(principal accounting officer)