Form 10-Q
period 2023-03-31
TITAN PHARMACEUTICALS INC
filed 2023-05-15
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	TTNP	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2023
Common Stock, par value $0.001	15,016,295

Titan Pharmaceuticals, Inc.

i

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$1,136	$2,937
Restricted cash	98	196
Receivables	8	36
Inventory	106	106
Prepaid expenses and other current assets	406	314
Discontinued operations - current assets	31	14
Total current assets	1,785	3,603
Property and equipment, net	181	224
Oher assets	48	48
Operating lease right-of-use assets, net	154	183
Total assets	$2,168	$4,058

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$567	$695
Accrued clinical trials expenses	30	5
Other accrued liabilities	1,440	1,483
Operating lease liability, current	125	122
Deferred grant revenue	98	196
Discontinued operations – current liabilities	187	129
Total current liabilities	2,447	2,630
Operating lease liability, noncurrent	33	65
Total liabilities	2,480	2,695
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Common stock, at amounts paid-in, $0.001 par value per share; 225,000,000 shares authorized, 15,016,295 shares issued and outstanding at March 31, 2023 and December 31, 2022.	15	15
Additional paid-in capital	387,609	387,609
Accumulated deficit	(387,936)	(386,261)
Total stockholders’ equity (deficit)	(312)	1,363
Total liabilities and stockholders’ equity	$2,168	$4,058

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amount)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
License revenue	$-	$3
Grant revenue	98	189
Total revenues	98	192
Operating expenses:
Research and development	561	1,409
General and administrative	1,234	1,322
Total operating expenses	1,795	2,731
Loss from operations	(1,697)	(2,539)
Other income (expense):
Interest income	22	-
Other expense, net	-	(1)
Other income (expense), net	22	(1)
Net loss	$(1,675)	$(2,540)

Basic and diluted net loss per common share	$(0.11)	$(0.24)
Weighted average shares used in computing basic and diluted net loss per common share	15,016	10,729

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2022	15,016	$15	$387,609	$(386,261)	$1,363
Net loss	-	-	-	(1,675)	(1,675)
Balances at March 31, 2023	15,016	$15	$387,609	$(387,936)	$(312)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	9,914	$10	$381,183	$(376,055)	$5,138
Net loss	-	-	-	(2,540)	(2,540)
Issuance of common stock, net	1,151	1	5,029	-	5,030
Issuance of common stock upon exercises of warrants	974	1	-	-	1
Amortization of restricted stock	-	-	27	-	27
Stock-based compensation	-	-	226	-	226
Balances at March 31, 2022	12,039	$12	$386,465	$(378,595)	$7,882

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,675)	$(2,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43	52
Stock-based milestone payment	-	50
Stock-based compensation	290	253
Other	-	1
Changes in operating assets and liabilities:
Receivables	18	(106)
Prepaid expenses and other assets	(99)	(281)
Accounts payable	(70)	(350)
Deferred grant revenue	(98)	(84)
Other accrued liabilities	(308)	41
Net cash used in operating activities	(1,899)	(2,964)

Cash flows from financing activities:
Net proceeds from equity offering	-	4,980
Net proceeds from the exercises of common stock warrants	-	1
Net cash provided by financing activities	-	4,981

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,899)	2,017
Cash, cash equivalents and restricted cash at beginning of period	3,133	6,332
Cash, cash equivalents and restricted cash at end of period	$1,234	$8,349

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed balance sheets that sum to the total of the same such amounts shown in the condensed statements of cash flows (in thousands):

	March 31,
	2023	2022
Cash and cash equivalents	$1,136	$8,138
Restricted cash	98	211
Cash, cash equivalents and restricted cash shown in the condensed statements of cash flows	$1,234	$8,349

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

In December 2021, we announced our intention to work with our financial advisor to explore strategic alternatives to enhance stockholder value, potentially including an acquisition, merger, reverse merger, other business combination, sales of assets, licensing or other transaction. In June 2022, we implemented a plan to reduce expenses and conserve capital that included a company-wide reduction in salaries and a scale back of certain operating expenses to enable us to maintain sufficient resources as we pursued potential strategic alternatives. In July 2022, David Lazar and Activist Investing LLC (collectively, “Activist”) acquired an approximately 25% ownership interest in Titan, filed a proxy statement and nominated six additional directors, each of whom was elected to our board of directors (the “Board”) at a special meeting of stockholders held on August 15, 2022 (the “Special Meeting”). The exploration and evaluation of possible strategic alternatives by the Board has continued following the Special Meeting. Following the election of the new directors at the Special Meeting, Dr. Marc Rubin was replaced as our Executive Chairman, and David Lazar assumed the role of Chief Executive Officer. In connection with the termination of his employment as Executive Chairman, Dr. Rubin will receive aggregate severance payments of approximately $0.4 million, of which, approximately $247,000 have been paid as of March 31, 2023. In December 2022, we implemented additional cost reduction measures including a reduction in our workforce.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any future interim periods.

The balance sheet as of December 31, 2022 is derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”).

The accompanying condensed financial statements have been prepared assuming we will continue as a going concern.

As of March 31, 2023, we had cash and cash equivalents of approximately $1.1 million, which we believe is sufficient to fund our planned operations into the second quarter of 2023. We are exploring several financing and strategic alternatives; however, there can be no assurance that our efforts will be successful. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

Based upon the above assessment, we concluded that, at the date of filing the condensed financial statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2023, we do not have sufficient cash to fund our operations for the next 12 months without additional funds and, therefore, there is substantial doubt about our ability to continue as a going concern within 12 months after the date the condensed financial statements were issued. Additionally, we have suffered recurring losses from operations and have an accumulated deficit that raises substantial doubt about our ability to continue as a going concern. We are exploring several financing and strategic alternatives; however, there can be no assurance that our efforts will be successful.

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

	As of
(in thousands)	March 31, 2023	December 31, 2022
Raw materials and supplies	$60	$60
Finished goods	46	46
Total inventories	$106	$106

The approximately $46,000 of finished goods inventory at March 31, 2023 and December 31, 2022 included materials held for potential sale.

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

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our agreements, we perform the following steps for our revenue recognition: ((i) identify contracts with customers; (ii) identify performance obligations; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize of revenue when (or as) we satisfy each performance obligation.

Grant Revenue

We have contracts with National Institute on Drug Abuse or NIDA, within the U.S. Department of Health and Human Services, or HHS, the Bill& Melinda Gates Foundation, and other government-sponsored organizations for research and development related activities that provide for payments for reimbursed costs, which may include overhead and general and administrative costs. We recognize revenue from these contracts as we perform services under these arrangements when the funding is committed. Associated expenses are recognized when incurred as research and development expenses. Revenues and related expenses are presented gross in the condensed statements of operations.

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

Contract Assets and Liabilities

The following table presents the activity related to our accounts receivable for the three months ended March 31, 2023.

(In thousands)
Balance at January 1, 2023	$36
Additions	98
Deductions	(126)
Balance at March 31, 2023	$8

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

The following table presents the minimum lease payments of our operating lease:

2023	98
2024	66
Total minimum lease payments (base rent)	164
Less: imputed interest	(6)
Total operating lease liabilities	$158

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses, which requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The amendments in this ASU are effective beginning on January 1, 2023. The adoption of Topic 326 did not have a material impact on our condensed financial statements and disclosures.

Accounting Standards Not Yet Adopted

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

Subsequent Events

We have evaluated events that have occurred after March 31, 2023 and through the date that our condensed financial statements are issued.

Fair Value Measurements

Financial instruments, including receivables, accounts payable and accrued liabilities are carried at cost, and their fair values are approximated due to the short-term nature of these instruments. Our investments in money market funds are classified within Level 1 of the fair value hierarchy.

At March 31, 2023 and December 31, 2022, the fair value of our investments in money market funds were approximately $0.8 million and $2.6 million, respectively, which are included within our cash and cash equivalents in our condensed balance sheets.

2.	Stock Plans

The following table summarizes option activity:

	Options (in thousands)	Weighted Average Exercise Price per share	Weighted Average Remaining Option Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	927	$7.97	8.34	$-
Forfeited or expired	(16)	119.39	-	-
Outstanding at March 31, 2023	911	6.06	8.12
Exercisable at March 31, 2023	911	6.06	8.12	-

During August and September 2022, our Board granted 125,000 options to purchase common stock at $1.52 per share and 900,000 options to purchase common stock at $1.31 per share which are subject to shareholder approval of an amendment to increase the number of shares reserved for issuance under our 2015 Plan. The options vest monthly over a 12-month period from the grant dates. As the shares underlying these options have not been approved by our stockholders, they have been excluded from the table above as of March 31, 2023.

The following table summarizes the stock-based compensation expense recorded for awards under our stock option plans (in thousands):

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Research and development	$28	$123
Selling, general and administrative	262	103
Total stock-based compensation	$290	$226

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the fair value of our stock options:

	Three Months Ended
	March 31,
	2023	2022
Weighted-average risk-free interest rate	-%	1.47%
Expected dividend payments	-	-
Expected holding period (years) 1	-	5.4
Weighted-average volatility factor 2	-	113.2
Estimated forfeiture rates for options granted 3	-%	5.14%

(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.
(2)	Weighted average volatility is based on the historical volatility of our common stock.
(3)	Estimated forfeiture rates are based on historical data.

As of March 31, 2023, there was approximately $0.6 million of total unrecognized compensation expense related to non-vested stock options subject to shareholder approval. This expense is expected to be recognized over a weighted-average period of approximately 0.5 year.

3.	Net Loss Per Share

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Weighted-average anti-dilutive common shares resulting from options	919	977
Weighted-average anti-dilutive common shares resulting from warrants	6,307	5,442
	7,226	6,419

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

Lease Commitments

We lease our office facility under an operating lease that expires in June 2024. Rent expense associated with this lease was approximately $32,000 for the three months ended March 31, 2023 and 2022.

Legal Proceedings

A legal proceeding has been initiated by a former employee alleging wrongful termination, retaliation, infliction of emotional distress, negligent supervision, hiring and retention and slander. An independent investigation into this individual’s allegations of whistleblower retaliation, while still an employee, was conducted utilizing an outside investigator and concluded that such allegations were not substantiated. We intend to vigorously defend the lawsuit (which we have compelled into arbitration); however, in light of our cash position, as described elsewhere in this report, there can be no assurance that the defense and/or settlement of this matter will not have a material adverse impact on our business.

6.	Stockholders’ Equity

Our common stock outstanding as of March 31, 2023 and December 31, 2022 was 15,016,295 shares.

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

7.	Discontinued Operations

The following table presents information related to assets and liabilities reported as discontinued operations in our condensed balance sheets:

	March 31,	December 31,
(In thousands)	2023	2022
Receivables	10	-
Prepaid expenses and other current assets	21	14
Discontinued operations – current assets	$31	$14

Accounts payable	$187	$129
Discontinued operations – current liabilities	$187	$129

8.	Related Party Transactions

During the three months ended March 31, 2023, we made payments related to legal fees of approximately $50,000 to a law firm operated by one of our Board members.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q or in the documents incorporated by reference herein may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that involve substantial risks and uncertainties. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements included or incorporated by reference in this report or our other filings with the Securities and Exchange Commission, or the SEC, include, but are not necessarily limited to, those relating to uncertainties relating to:

●	Our ability to complete one or more strategic transactions that will maximize our assets or otherwise provide value to stockholders;

●	our ability to raise capital when needed;

●	difficulties or delays in the product development and regulatory process; and

●	protection for our patents and other intellectual property or trade secrets.

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

In December 2021, we announced our intention to work with our financial advisor to explore strategic alternatives to enhance stockholder value, potentially including an acquisition, merger, reverse merger, other business combination, sales of assets, licensing or other transaction. In June 2022, we implemented a plan to reduce expenses and conserve capital that included a company-wide reduction in salaries and a scale back of certain operating expenses to enable us to maintain sufficient resources as we pursued potential strategic alternatives. In July 2022, David Lazar and Activist Investing LLC (collectively, “Activist”) acquired an approximately 25% ownership interest in Titan, filed a proxy statement and nominated six additional directors, each of whom was elected to our board of directors (the “Board”) at a special meeting of stockholders held on August 15, 2022 (the “Special Meeting”). The exploration and evaluation of possible strategic alternatives by the Board has continued following the Special Meeting. Following the election of the new directors at the Special Meeting, Dr. Marc Rubin was replaced as our Executive Chairman, and David Lazar assumed the role of Chief Executive Officer. In connection with the termination of his employment as Executive Chairman, Dr. Rubin will receive aggregate severance payments of approximately $0.4 million, of which, approximately $247,000 have been paid as of March 31, 2023. In December 2022, we implemented additional cost reduction measures including a reduction in our workforce.

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

●	TP-2021 - A subdermal ProNeura implant containing TP-2021, our kappa opioid agonist peptide, for the potential delivery of therapeutic concentrations of TP-2021 in human subjects with pruritus for up to six months or longer following a single in-office procedure. We will need to conduct Investigational New Drug, or IND, enabling non-clinical safety and pharmacology studies in preparation for regulatory approval to enter human clinical studies.

●	Nalmefene – A subdermal ProNeura implant containing nalmefene for the prevention of opioid relapse following detoxification of patients suffering opioid use disorder. The FDA cleared the IND for this program in July 2022. To date, this program has been partially supported by a grant from NIDA which provided approximately $8.7 million of Federal money. Following the clearance of the IND, we may be eligible for additional grant funding of approximately $6.3 million from NIDA. However, this funding availability is dependent on a progress review at NIDA. Additional funding from external sources for progression of the clinical program will need to be separately sought but will be dependent on finding a suitable partner.

●	Gates Foundation - In October 2021, we received an approximately $500,000 grant from the Bill and Melinda Gates Foundation to demonstrate the ability to deliver a combination HIV preventative therapeutic and a contraceptive from a single ProNeura implant for women and adolescent girls in low- and middle-income countries.

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

Results of Operations for the Three Months ended March 31, 2023 and March 31, 2022

Revenues

	Three Months Ended March 31,
	2023	2022	Change
Revenues:
License revenue	$-	$3	$(3)
Grant revenue	98	189	(91)
Total revenues	$98	$192	$(94)

The decrease in total revenues for the three months ended March 31, 2023 was primarily due to decreased activities related to the NIDA grant for the development of a nalmefene implant.

Operating Expenses

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	561	1,409	(848)
Selling, general and administrative	1,234	1,322	(88)
Total operating expenses	$1,795	$2,731	$(936)

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

The decrease in general and administrative expenses for the three months ended March 31, 2023 was primarily related to decreases in employee related expenses and legal and professional fees. This was partially offset by increases in non-cash stock-based compensation and other expenses.

Other Income (Expense), Net

	Three Months Ended March 31,
	2023	2022	Change
Other income (expense):
Interest income, net	$22	$-	$22
Other expense, net	-	(1)	1
Other income (expense), net	$22	$(1)	$23

The increase in other income (expense), net for the three months ended March 31, 2023 was primarily due to an increase in interest income.

Net Loss and Net Loss per Share

Our net loss from operations for the three-month period ended March 31, 2023 was approximately $1.7 million, or approximately $0.11 per share, compared to our net loss from operations of approximately $2.5 million, or approximately $0.24 per share, for the comparable period in 2022.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At March 31, 2023, we had a working capital deficit of approximately $0.7 million compared to working capital of approximately $1.0 million at December 31, 2022.

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

At March 31, 2023, we had cash and cash equivalents of approximately $1.1 million, which we believe is sufficient to fund our planned operations into the second quarter of 2023. There is substantial doubt about our ability to continue as a going concern. We will require additional funds to finance our operations. We are exploring several financing alternatives; however, there can be no assurance that our efforts to obtain the funding required to continue our operations will be successful.

Sources and Uses of Cash

	Three months Ended March 31,
	2023	2022
	(In thousands)
Net cash used in operating activities	(1,899)	(2,964)
Net cash provided by financing activities	-	4,981
Net increase (decrease) in cash and cash equivalents	(1,899)	2,017

Net cash used in operating activities for the three months ended March 31, 2023 consisted primarily of our net loss of approximately $1.7 million, approximately $0.6 million related to net changes in operating assets and liabilities, partially offset by approximately $0.3 million of non-cash charges primarily related to stock-based compensation and depreciation and amortization. Net cash used in operating activities for the three months ended March 31, 2022 consisted primarily of our net loss of approximately $2.5 million, approximately $0.8 million related to net changes in operating assets and liabilities, partially offset by approximately $0.4 million of non-cash charges primarily related to stock-based compensation and depreciation and amortization. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses.

Net cash provided by financing activities for the three months ended March 31, 2022 consisted of net cash proceeds from the February 2022 offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 have not materially changed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2023, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

A legal proceeding has been initiated by a former employee alleging wrongful termination, retaliation, infliction of emotional distress, negligent supervision, hiring and retention and slander. An independent investigation into this individual’s allegations of whistleblower retaliation, while still an employee, was conducted utilizing an outside investigator and concluded that such allegations were not substantiated. We intend to vigorously defend the lawsuit (which we have compelled into arbitration); however, in light of our cash position, as described elsewhere in this report, there can be no assurance that the defense and/or settlement of this matter will not have a material adverse impact on our business.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2022 10-K are not the only risks facing our company. Except as noted below, the risks and uncertainties described in “Item 1A – Risk Factors” have not materially changed. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have incurred net losses in almost every year since our inception, which losses will continue for the foreseeable future and raise substantial doubt about our ability to continue as a going concern.

We have incurred net losses in almost every year since our inception. Our financial statements have been prepared assuming that we will continue as a going concern. For the years ended December 31, 2022 and 2021 and for the three months ended March 31, 2023, we had net losses of approximately $10.2 million, $8.8 million and $1.7 million, respectively, and had net cash used in operating activities of approximately $8.2 million, $7.9 million and $1.9 million, respectively. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, which have declined in the past year. As described elsewhere in this report, as of March 31, 2023 we had cash and cash equivalents of approximately $1.1 million. We expect to continue to incur net losses and negative operating cash flow for the foreseeable future as we focus on development of ProNeura based products. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to obtain government or third-party funding for our development programs. Our history of losses raises substantial doubt about our ability to continue as a going concern.

If we cannot continue to satisfy the Nasdaq Capital Market continued listing standards and other Nasdaq rules, our common stock could be delisted, which would harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.

Our Common Stock is currently listed on the Nasdaq Capital Market (“Nasdaq”). The listing standards of Nasdaq require that a company maintain stockholders’ equity of at least $2.5 million and a minimum bid price subject to specific requirements of $1.00 per share. There is no assurance that we will be able to maintain compliance with the minimum closing price requirement or the minimum stockholders’ equity requirement. Should we fail to comply with the minimum listing standards applicable to issuers listed on Nasdaq, our common stock may be delisted from Nasdaq. If our common stock is delisted, it could reduce the price of our common stock and the levels of liquidity available to our stockholders. On April 5, 2023, we received a notice from Nasdaq notifying us that the Company’s stockholders’ equity as reported in our Annual Report on Form 10-K for the period ended December 31, 2022 (“2022 10-K”), did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market, which requires that a listed company’s stockholders’ equity be at least $2,500,000. In our 2022 10-K, we reported stockholders’ equity of $1,363,000, and, as a result, do not currently satisfy Nasdaq Marketplace Rule 5550(b)(1). We intend to submit a compliance plan within 45 days of the date of the notification and will evaluate available options to resolve the deficiency and regain compliance. If our compliance plan is accepted, we may be granted up to 180 calendar days from April 5, 2023 to evidence compliance.

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

At December 31, 2022, our stockholders’ equity was below the $2,500,000 minimum stockholders’ equity requirement for continued listing. We have previously received notices of noncompliance due to our failure to maintain the $2,500,000 minimum stockholders’ equity requirement for continued listing. In the past, we were able to regain compliance with that requirement through capital raises and our discontinuation of the expenses associated with Probuphine commercial operations. There can be no assurance that we will continue to meet all of the criteria necessary for Nasdaq to allow us to remain listed.

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

In January 2023, we received a notice from Nasdaq, regarding the fact that we had not yet held an annual meeting of shareholders within twelve months of the end of our fiscal year ended December 31, 2021 and we no longer comply with Listing Rules for continued listing. In February 2023, we provided Nasdaq with a plan to regain compliance. Nasdaq has accepted our plan for compliance, and we now have until June 29, 2023 to regain compliance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6. Exhibits

(b)	Exhibits

No	Description
10.18	Form of Amendment to Employment Agreement with Kate DeVarney
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: May 15, 2023	By:	/s/ David Lazar
	Name:	David Lazar
	Title:	Chief Executive Officer
(Principal Executive Officer)