Form 10-Q
period 2023-06-30
TITAN PHARMACEUTICALS INC
filed 2023-08-14
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	TTNP	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2023
Common Stock, par value $0.001	15,016,295

Titan Pharmaceuticals, Inc.

i

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$105	$2,937
Restricted cash	17	196
Receivables	9	36
Inventory	-	106
Prepaid expenses and other current assets	229	314
Discontinued operations - current assets	32	14
Current assets held for sale	106	-
Total current assets	498	3,603
Property and equipment, net	9	224
Other assets	48	48
Operating lease right-of-use assets, net	124	183
Noncurrent assets held for sale	133	-
Total assets	$812	$4,058

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$597	$695
Accrued clinical trials expenses	3	5
Other accrued liabilities	676	1,483
Operating lease liability, current	128	122
Deferred grant revenue	16	196
Discontinued operations – current liabilities	190	129
Current liabilities held for sale	236	-
Total current liabilities	1,846	2,630
Operating lease liability, noncurrent	-	65
Total liabilities	1,846	2,695
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Common stock, at amounts paid-in, $0.001 par value per share; 225,000,000 shares authorized, 15,016,295 shares issued and outstanding at June 30, 2023 and December 31, 2022.	15	15
Additional paid-in capital	388,473	387,609
Accumulated deficit	(389,522)	(386,261)
Total stockholders’ equity (deficit)	(1,034)	1,363
Total liabilities and stockholders’ equity (deficit)	$812	$4,058

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amount)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
License revenue	$1	$3	$1	$5
Grant revenue	82	147	180	336
Total revenues	83	150	181	341
Operating expenses:
Research and development	442	974	1,003	2,383
General and administrative	1,229	1,618	2,463	2,939
Total operating expenses	1,671	2,592	3,466	5,322
Loss from operations	(1,588)	(2,442)	(3,285)	(4,981)
Other income (expense):
Interest income	7	5	29	5
Other expense, net	(5)	(25)	(5)	(26)
Other income (expense), net	2	(20)	24	(21)
Net loss	$(1,586)	$(2,462)	$(3,261)	$(5,002)
Basic and diluted net loss per common share	$(0.11)	$(0.18)	$(0.22)	$(0.41)
Weighted average shares used in computing basic and diluted net loss per common share	15,016	13,692	15,016	12,218

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2022	15,016	$15	$387,609	$(386,261)	$1,363
Net loss	-	-	-	(1,675)	(1,675)
Balances at March 31, 2023	15,016	$15	$387,609	$(387,936)	$(312)
Net loss	-	-	-	(1,586)	(1,586)
Stock-based compensation	-	-	864	-	864
Balances at June 30, 2023	15,016	$15	$388,473	$(389,522)	$(1,034)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2021	9,914	$10	$381,183	$(376,055)	$5,138
Net loss	-	-	-	(2,540)	(2,540)
Issuance of common stock, net	1,151	1	5,029	-	5,030
Issuance of common stock upon exercises of warrants	974	1	-	-	1
Amortization of restricted stock	-	-	27	-	27
Stock-based compensation	-	-	226	-	226
Balances at March 31, 2022	12,039	$12	$386,465	$(378,595)	$7,882
Net loss	-	-	-	(2,462)	(2,462)
Issuance of common stock upon exercises of warrants	2,590	3		-	3
Amortization of restricted stock			27		27
Stock-based compensation	-	-	217	-	217
Balances at June 30, 2022	14,629	$15	$386,709	$(381,057)	$5,667

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,261)	$(5,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82	103
Stock-based milestone payment	-	50
Stock-based compensation	554	497
Other	-	2
Changes in operating assets and liabilities:
Receivables	18	11
Inventory	-	(176)
Prepaid expenses and other assets	76	(66)
Accounts payable	(37)	(363)
Deferred grant revenue	(180)	(130)
Other accrued liabilities	(263)	343
Net cash used in operating activities	(3,011)	(4,731)

Cash flows from financing activities:
Net proceeds from equity offering	-	4,980
Net proceeds from the exercises of common stock warrants	-	4
Net cash provided by financing activities	-	4,984

Net increase (decrease) in cash, cash equivalents and restricted cash	(3,011)	253
Cash, cash equivalents and restricted cash at beginning of period	3,133	6,332
Cash, cash equivalents and restricted cash at end of period	$122	$6,585
Supplemental cash flow information:
Reclassification of inventory to assets held for sale	$105	$-
Reclassification of property and equipment, net to assets held for sale	$133	$-
Reclassification of accrued liabilities to liabilities held for sale	$236	$-

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed balance sheets that sum to the total of the same such amounts shown in the condensed statements of cash flows (in thousands):

	2023	2022
Cash and cash equivalents	$105	$6,420
Restricted cash	17	165
Cash, cash equivalents and restricted cash shown in the condensed statements of cash flows	$122	$6,585

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

In December 2021, we announced our intention to work with our financial advisor to explore strategic alternatives to enhance stockholder value, potentially including an acquisition, merger, reverse merger, other business combination, sales of assets, licensing or other transaction. In June 2022, we implemented a plan to reduce expenses and conserve capital that included a company-wide reduction in salaries and a scale back of certain operating expenses to enable us to maintain sufficient resources as we pursued potential strategic alternatives. In July 2022, David Lazar and Activist Investing LLC (collectively, “Activist”) acquired an approximately 25% ownership interest in Titan, filed a proxy statement and nominated six additional directors, each of whom was elected to our board of directors (the “Board”) at a special meeting of stockholders held on August 15, 2022 (the “Special Meeting”). The exploration and evaluation of possible strategic alternatives by the Board has continued following the Special Meeting. Following the election of the new directors at the Special Meeting, Dr. Marc Rubin was replaced as our Executive Chairman, and David Lazar assumed the role of Chief Executive Officer. In connection with the termination of his employment as Executive Chairman, Dr. Rubin will receive aggregate severance payments of approximately $0.4 million, of which, approximately $247,000 have been paid as of June 30, 2023. In December 2022, we implemented additional cost reduction measures including a reduction in our workforce.

In July 2023, we entered into an asset purchase agreement, (the “Asset Purchase Agreement”), with Fedson, Inc. (“Fedson”), for the sale of certain ProNeura assets including our portfolio of drug addiction products, in addition to other early development programs based on the ProNeura drug delivery technology, (the “ProNeura Assets”). Our addiction portfolio consists of the Probuphine and Nalmefene implant programs. The ProNeura Assets constitute only a portion of our assets (see Note 10).

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any future interim periods.

The balance sheet as of December 31, 2022 is derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”).

The accompanying condensed financial statements have been prepared assuming we will continue as a going concern.

As of June 30, 2023, we had cash and cash equivalents of approximately $0.1 million, which we believe, along with the $250,000 received under the Lazar Promissory Note (as defined in Note 10. Subsequent Events), $0.5 million received under the Hau Promissory Note (as defined in Note 10. Subsequent Events) and the approximately $1.0 million anticipated to be received from the sale of some of our assets to Fedson (as defined in Note 10. Subsequent Events), will be sufficient to fund our planned operations to the end of the third quarter of 2023. We are exploring several financing and strategic alternatives; however, there can be no assurance that our efforts will be successful. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

Based upon the above assessment, we concluded that, at the date of filing the condensed financial statements in this Quarterly Report on Form 10-Q for the six months ended June 30, 2023, we do not have sufficient cash to fund our operations for the next 12 months without additional funds and, therefore, there is substantial doubt about our ability to continue as a going concern within 12 months after the date the condensed financial statements were issued. Additionally, we have suffered recurring losses from operations and have an accumulated deficit that raises substantial doubt about our ability to continue as a going concern. We are exploring several financing and strategic alternatives; however, there can be no assurance that our efforts will be successful.

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

As of
(in thousands)	December 31, 2022
Raw materials and supplies	$60
Finished goods	46
$106

Approximately $106,000 of raw materials and supplies and finished goods inventory at June 30, 2023 are classified as assets held for potential sale. The approximately $46,000 of finished goods inventory at December 31, 2022 included materials held for potential sale.

Revenue Recognition

We generate revenue principally from collaborative research and development arrangements, sales or licenses of technology and government grants. Consideration received for revenue arrangements with multiple components is allocated among the separate performance obligations based upon their relative estimated standalone selling price.

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

Contract Assets and Liabilities

The following table presents the activity related to our accounts receivable for the six months ended June 30, 2023.

(In thousands)	June 30, 2023
Balance at January 1, 2023	$36
Additions	181
Deductions	(208)
Balance at June 30, 2023	$9

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

The following table presents the minimum lease payments of our operating lease:

2023	66
2024	66
Total minimum lease payments (base rent)	132
Less: imputed interest	(4)
Total operating lease liabilities	$128

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

At December 31, 2022, the fair value of our investments in money market funds was approximately $2.6 million which is included within our cash and cash equivalents in our condensed balance sheets. We had no investments in money market funds at June 30, 2023.

2.	Stock Plans

The following table summarizes option activity:

	Options (in thousands)	Weighted Average Exercise Price per share	Weighted Average Remaining Option Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	927	$7.97	8.34	$-
Granted	1,025	1.34	-	-
Forfeited or expired	(16)	119.39	-	-
Outstanding at June 30, 2023	1,936	3.56	8.57	-
Exercisable at June 30, 2023	1,690	3.88	8.48	-

During August and September 2022, our Board granted 125,000 options to purchase common stock at $1.52 per share and 900,000 options to purchase common stock at $1.31 per share which are subject to shareholder approval of an amendment to increase the number of shares reserved for issuance under our 2015 Plan. The options vest monthly over a 12-month period from the grant dates. The shares underlying these options were approved by our stockholders on June 29, 2023 and have been included in the table above as of June 30, 2023.

The following table summarizes the stock-based compensation expense recorded for awards under our stock option plans (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$26	$123	$54	$246
Selling, general and administrative	239	94	500	197
Total stock-based compensation	$265	$217	$554	$443

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the fair value of our stock options:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Weighted-average risk-free interest rate	4.06%	-%	4.06%	1.5%
Expected dividend payments	-	-	-	-
Expected holding period (years)[1]	5.5	-	5.5	5.4
Weighted-average volatility factor [2]	1.08	-	1.08	1.13
Estimated forfeiture rates for options granted[3]	7%	-%	7%	5%

(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.
(2)	Weighted average volatility is based on the historical volatility of our common stock.
(3)	Estimated forfeiture rates are based on historical data.

As of June 30, 2023, there was approximately $0.2 million of total unrecognized compensation expense related to non-vested stock options subject to shareholder approval. This expense is expected to be recognized over a weighted-average period of approximately 0.2 year.

3.	Net Loss Per Share

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Weighted-average anti-dilutive common shares resulting from options	934	986	926	982
Weighted-average anti-dilutive common shares resulting from warrants	7,380	9,038	6,761	6,433
	8,314	10,024	7,687	7,415

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

Lease Commitments

We lease our office facility under an operating lease that expires in June 2024. Rent expense associated with this lease was approximately $64,000 for the six months ended June 30, 2023 and 2022.

Legal Proceedings

A legal proceeding has been initiated by a former employee alleging wrongful termination, retaliation, infliction of emotional distress, negligent supervision, hiring and retention and slander. An independent investigation into this individual’s allegations of whistleblower retaliation, while still an employee, was conducted utilizing an outside investigator and concluded that such allegations were not substantiated. Fedson, as further consideration for the Asset Purchase Agreement, has agreed to assume all liabilities related to this pending employment claim (See Note 10. Subsequent Events).

6.	Stockholders’ Equity (Deficit)

Our common stock outstanding as of June 30, 2023 and December 31, 2022 was 15,016,295 shares.

Annual Meeting of Stockholders

In June 2023, our stockholders approved an amendment to the 2015 Omnibus Equity Incentive plan to increase the number of authorized shares to 2,500,000 shares.

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

7.	Discontinued Operations

The following table presents information related to assets and liabilities reported as discontinued operations in our condensed balance sheets:

	June 30,	December 31,
(In thousands)	2023	2022
Receivables	10	-
Prepaid expenses and other current assets	22	14
Discontinued operations – current assets	$32	$14

Accounts payable	$190	$129
Discontinued operations – current liabilities	$190	$129

8.	Assets Held for Sale

In July 2023, we entered into an Asset Purchase Agreement with Fedson for the sale of certain ProNeura Assets including our portfolio of drug addiction products, in addition to other early development programs based on the ProNeura drug delivery technology. Our addiction portfolio consists of the Probuphine and Nalmefene implant programs. The ProNeura Assets constitute only a portion of our assets. As further consideration for the transaction, Fedson will assume all liabilities related to a pending employment claim against us. We determined that the criterion to classify the ProNeura Assets and liabilities as assets and liabilities held for sale within our condensed balance sheet at June 30, 2023 were met. The assets and liabilities held for sale consisted of approximately $0.1 million of inventory, approximately $0.1 million of property and equipment, net, and approximately $0.2 million of accrued liabilities.

9.	Related Party Transactions

During the six months ended June 30, 2023, we made payments related to legal fees of approximately $75,000 to a law firm operated by one of our Board members.

10.	Subsequent Events

We have evaluated events that have occurred after June 30, 2023 and through the date that our condensed financial statements are issued.

In July 2023, we entered into an asset purchase agreement, or the Asset Purchase Agreement, with Fedson for the sale of certain ProNeura assets including our portfolio of drug addiction products, in addition to other early development programs based on the ProNeura drug delivery technology, or ProNeura Assets. Our addiction portfolio consists of the Probuphine and Nalmefene implant programs. The ProNeura Assets constitute only a portion of our assets.

Under the terms of the Asset Purchase Agreement, Fedson will purchase the ProNeura Assets for an upfront purchase price of $2 million ($1 million at closing, $1 million to be held in escrow pending completion of certain conditions) with potential milestone payments to us of up to $50 million on future net sales of the products. We will also receive certain royalties on future net sales of the products. As further consideration, Fedson will assume all liabilities related to a pending employment claim against us. The transaction is expected to close shortly following the signing of the Asset Purchase Agreement, subject to the satisfaction of customary closing conditions.

In July 2023, we received $250,000 in funding in exchange for the issuance of an unsecured promissory note for that principal amount to David E. Lazar, our Chief Executive Officer and chairman of our Board of Directors (the “Lazar Promissory Note”). Pursuant to the Lazar Promissory Note, the principal amount will accrue interest at a rate of the Prime Rate + 2.00% per annum, and all principal and accrued interest will be due and payable on the earlier of January 1, 2024 or such time as we receive debt or equity financing or proceeds in excess of $500,000 from the aforementioned transaction with Fedson.

In July 2023, we granted, pursuant to our Fifth Amended and Restated 2015 Omnibus Equity Incentive Plan, and as approved by our Board of Directors, an aggregate of 450,000 shares of fully vested unrestricted common stock to six members of the Board of Directors and one member of the management team.

In August 2023, we received $500,000 in funding in exchange for the issuance of a convertible promissory note for that principal amount to Choong Choon Hau (the “Hau Promissory Note”). Pursuant to the Hau Promissory Note, the principal amount will accrue interest at a rate of 10% per annum and will be payable monthly. All principal and accrued interest shall be due and payable on January 1, 2024, unless extended as provided. All or part of the Hau Promissory Note can be converted into our common stock at a conversion price of $0.5287 per share from time to time following the issuance date and ending on the maturity date.

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

In December 2021, we announced our intention to work with our financial advisor to explore strategic alternatives to enhance stockholder value, potentially including an acquisition, merger, reverse merger, other business combination, sales of assets, licensing or other transaction. In June 2022, we implemented a plan to reduce expenses and conserve capital that included a company-wide reduction in salaries and a scale back of certain operating expenses to enable us to maintain sufficient resources as we pursued potential strategic alternatives. In July 2022, David Lazar and Activist Investing LLC (collectively, “Activist”) acquired an approximately 25% ownership interest in Titan, filed a proxy statement and nominated six additional directors, each of whom was elected to our board of directors (the “Board”) at a special meeting of stockholders held on August 15, 2022 (the “Special Meeting”). The exploration and evaluation of possible strategic alternatives by the Board has continued following the Special Meeting. Following the election of the new directors at the Special Meeting, Dr. Marc Rubin was replaced as our Executive Chairman, and David Lazar assumed the role of Chief Executive Officer. In connection with the termination of his employment as Executive Chairman, Dr. Rubin will receive aggregate severance payments of approximately $0.4 million, of which, approximately $247,000 have been paid as of June 30, 2023. In December 2022, we implemented additional cost reduction measures including a reduction in our workforce.

In July 2023, we entered into an Asset Purchase Agreement, with Fedson for the sale of certain ProNeura assets including our portfolio of drug addiction products, in addition to other early development programs based on the ProNeura drug delivery technology. Our addiction portfolio consists of the Probuphine and Nalmefene implant programs. The ProNeura Assets constitute only a portion of our assets.

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

Development Programs

We currently have the following development program for which development activities have been substantially curtailed while we are exploring several financing and strategic alternatives.

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

Results of Operations for the Three and Six Months ended June 30, 2023 and June 30, 2022

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(In thousands)
Revenues:
License revenue	$1	$3	$(2)	$1	$5	$(4)
Grant revenue	82	147	(65)	180	336	(156)
Total revenues	$83	$150	$(67)	$181	$341	$(160)

The decrease in total revenues for the three and six months ended June 30, 2023 was primarily due to decreased activities related to the NIDA grant for the development of a nalmefene implant. This was partially offset by increased activity related to the Gates Foundation grant.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(In thousands)
Operating expenses:
Research and development	442	974	(532)	1,003	2,383	(1,380)
General and administrative	1,229	1,618	(389)	2,463	2,939	(476)
Total operating expenses	$1,671	$2,592	$(921)	$3,466	$5,322	$1,856)

The decrease in research and development costs for the three and six months ended June 30, 2023 was primarily associated with reduced activities related to non-clinical studies required for the IND submission as part of our NIDA grant for the development of a nalmefene implant, decreases in expenses related to initial non-clinical proof of concept studies related to our TP-2021 implant program and decreases in research and development personnel-related costs and other expenses following our December 2022 reduction in our workforce. Other research and development expenses include internal operating costs such as research and development personnel-related expenses, non-clinical and clinical product development related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this document, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates. However, we anticipate that our research and development expenses will increase as we continue our current or any future ProNeura development programs to the extent these costs are not supported through grants or partners.

The decrease in general and administrative expenses for the three and six months ended June 30, 2023 was primarily related to decreases in employee related expenses, legal and professional fees and other expenses. This was partially offset by increases in non-cash stock-based compensation.

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(In thousands)
Other income (expense):
Interest income (expense), net	$7	$5	$2	$29	$5	$24
Other expense, net	(5)	(25)	20	(5)	(26)	21
Other income (expense), net	$2	$(20)	$22	$24	$(21)	$45

The increase in other income (expense), net for the three and six months ended June 30, 2023 was primarily due to increases in interest income and decreases in tax related expenses.

Net Loss and Net Loss per Share

Our net loss from operations for the three-month period ended June 30, 2023 was approximately $1.6 million, or approximately $0.11 per share, compared to our net loss from operations of approximately $2.4 million, or approximately $0.18 per share, for the comparable period in 2022. Our net loss from operations for the six-month period ended June 30, 2023 was approximately $3.3 million, or approximately $0.22 per share, compared to our net loss from operations of approximately $5.0 million, or approximately $0.41 per share, for the comparable period in 2022.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At June 30, 2023, we had a working capital deficit of approximately $1.3 million compared to working capital of approximately $1.0 million at December 31, 2022.

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

As of June 30, 2023, we had cash and cash equivalents of approximately $0.1 million, which we believe, along with the $250,000 received under the Lazar Promissory Note (as defined in Note 10. Subsequent Events), $0.5 million received under the Hau Promissory Note (as defined in Note 10. Subsequent Events) and the approximately $1.0 million anticipated to be received from the sale of some of our assets to Fedson (as defined in Note 10. Subsequent Events), will be sufficient to fund our planned operations to the end of the third quarter of 2023. We are exploring several financing and strategic alternatives; however, there can be no assurance that our efforts will be successful. Accordingly, there is substantial doubt about our ability to continue as a going concern.

Sources and Uses of Cash

	Six months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	(3,011)	(4,731)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	4,984
Change in cash, cash equivalents and restricted cash	(3,011)	253

Net cash used in operating activities for the six months ended June 30, 2023 consisted primarily of our net loss of approximately $3.3 million, approximately $0.4 million related to net changes in operating assets and liabilities, partially offset by approximately $0.6 million of non-cash charges primarily related to stock-based compensation and depreciation and amortization. Net cash used in operating activities for the six months ended June 30, 2022 consisted primarily of our net loss of approximately $5.0 million and approximately $0.4 million related to net changes in operating assets and liabilities, partially offset by approximately $0.7 million of non-cash charges primarily related to non-cash stock-based compensation and depreciation and amortization.

Net cash provided by financing activities for the six months ended June 30, 2022 consisted primarily of net cash proceeds from the February 2022 offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 have not materially changed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2023, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2023 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

A legal proceeding has been initiated by a former employee alleging wrongful termination, retaliation, infliction of emotional distress, negligent supervision, hiring and retention and slander. An independent investigation into this individual’s allegations of whistleblower retaliation, while still an employee, was conducted utilizing an outside investigator and concluded that such allegations were not substantiated. Fedson, as further consideration for the Asset Purchase Agreement, has agreed to assume all liabilities related to this pending employment claim.

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

We have incurred net losses in almost every year since our inception. Our financial statements have been prepared assuming that we will continue as a going concern. For the years ended December 31, 2022 and 2021 and for the six months ended June 30, 2023, we had net losses of approximately $10.2 million, $8.8 million and $3.3 million, respectively, and had net cash used in operating activities of approximately $8.2 million, $7.9 million and $3.0 million, respectively. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, which have declined in the past year. As described elsewhere in this report, as of June 30, 2023 we had cash and cash equivalents of approximately $0.1 million. We expect to continue to incur net losses and negative operating cash flow for the foreseeable future as we focus on exploring strategic alternatives to enhance stockholder value and development of our ProNeura based products. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to obtain government or third-party funding for our development programs. Our history of losses raises substantial doubt about our ability to continue as a going concern.

If we cannot continue to satisfy the Nasdaq Capital Market continued listing standards and other Nasdaq rules, our common stock could be delisted, which would harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.

Our Common Stock is currently listed on the Nasdaq Capital Market (“Nasdaq”). The listing standards of Nasdaq require that a company maintain stockholders’ equity of at least $2.5 million and a minimum bid price subject to specific requirements of $1.00 per share. There is no assurance that we will be able to maintain compliance with the minimum closing price requirement or the minimum stockholders’ equity requirement. Should we fail to comply with the minimum listing standards applicable to issuers listed on Nasdaq, our common stock may be delisted from Nasdaq. If our common stock is delisted, it could reduce the price of our common stock and the levels of liquidity available to our stockholders. On April 5, 2023, we received a notice from Nasdaq notifying us that the Company’s stockholders’ equity as reported in our Annual Report on Form 10-K for the period ended December 31, 2022 (“2022 10-K”), did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market, which requires that a listed company’s stockholders’ equity be at least $2,500,000. In our 2022 10-K, we reported stockholders’ equity of $1,363,000, and, as a result, do not currently satisfy Nasdaq Marketplace Rule 5550(b)(1). We submitted a compliance plan within 45 days of the date of the notification and, on June 5, 2023, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that we had been granted an additional 180-day period, or until October 2, 2023, to regain compliance with Nasdaq Listing Rule 5550(b)(1).

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

In January 2023, we received a notice from Nasdaq, regarding the fact that we had not yet held an annual meeting of shareholders within twelve months of the end of our fiscal year ended December 31, 2021 and we no longer comply with Listing Rules for continued listing. In February 2023, we provided Nasdaq with a plan to regain compliance, which was accepted. We regained compliance following our annual meeting of shareholders held on June 29, 2023.

If our common stock is delisted from Nasdaq, our common stock would likely then trade only in the over-the-counter market. If our common stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; a reduced amount of news and analyst coverage for our company; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock and would substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

In addition to the foregoing, if our common stock is delisted from Nasdaq and it trades on the over-the-counter market, the application of the “penny stock” rules could adversely affect the market price of our common stock and increase the transaction costs to sell those shares. The Securities and Exchange Commission, or SEC, has adopted regulations which generally define a “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. If our common stock is delisted from Nasdaq and it trades on the over-the-counter market at a price of less than $5.00 per share, our common stock would be considered a penny stock. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock occurs, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

In July 2023, we received $250,000 in funding in exchange for the issuance of an unsecured promissory note for that principal amount to David E. Lazar, our Chief Executive Officer and chairman of our Board of Directors (the “Lazar Promissory Note”). Pursuant to the Lazar Promissory Note, the principal amount will accrue interest at a rate of the Prime Rate + 2.00% per annum, and all principal and accrued interest will be due and payable on the earlier of January 1, 2024 or such time as we receive debt or equity financing or proceeds in excess of $500,000 from the aforementioned transaction with Fedson.

In August 2023, we received $500,000 in funding in exchange for the issuance of a convertible promissory note for that principal amount to Choong Choon Hau (the “Hau Promissory Note”). Pursuant to the Hau Promissory Note, the principal amount will accrue interest at a rate of 10% per annum and will be payable monthly. All principal and accrued interest shall be due and payable on January 1, 2024, unless extended as provided. All or part of the Hau Promissory Note can be converted into our common stock at a conversion price of $0.5287 per share from time to time following the issuance date and ending on the maturity date.

Item 6. Exhibits

(b)	Exhibits

No	Description
10.1	Titan Pharmaceuticals, Inc. Fourth Amended and Restated 2015 Omnibus Equity Incentive Plan(1)
10.2	Asset Purchase Agreement between Titan Pharmaceuticals, Inc. and Fedson, Inc., dated as of July 26, 2023(2)
10.3	Unsecured Promissory Note between Titan Pharmaceuticals, Inc. and David E. Lazar(2)
10.4	Convertible Promissory Note between Titan Pharmaceuticals, Inc. and Choong Choon Hau
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference from Annex A to the Registrant’s Definitive Proxy Statement filed on May 19, 2023.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 27, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: August 14, 2023	By:	/s/ David Lazar
	Name:	David Lazar
	Title:	Chief Executive Officer
(Principal Executive Officer)