Form 10-Q
period 2023-09-30
TITAN PHARMACEUTICALS INC
filed 2023-11-14
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	TTNP	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2023
Common Stock, par value $0.001	15,016,295

Titan Pharmaceuticals, Inc.

i

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$8,096	$2,937
Restricted cash	13	196
Receivables	26	36
Notes receivable	1,500	-
Inventory	-	106
Prepaid expenses and other current assets	244	314
Discontinued operations - current assets	20	14
Total current assets	9,899	3,603
Property and equipment, net	6	224
Other assets	-	48
Operating lease right-of-use assets, net	94	183
Total assets	$9,999	$4,058

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$407	$695
Note payable to related party	500	-
Other accrued liabilities	790	1,488
Operating lease liability, current	97	122
Deferred grant revenue	12	196
Discontinued operations – current liabilities	60	129
Total current liabilities	1,866	2,630
Operating lease liability, noncurrent	-	65
Total liabilities	1,866	2,695
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, at amounts paid-in, $0.001 par value per share; 5,000,000 shares authorized, 950,000 shares issued and outstanding at September 30, 2023 and no shares issued and outstanding at December 31, 2022.	1	-
Common stock, at amounts paid-in, $0.001 par value per share; 225,000,000 shares authorized, 15,016,295 shares issued and outstanding at September 30, 2023 and December 31, 2022.	15	15
Additional paid-in capital	397,977	387,609
Accumulated deficit	(389,860)	(386,261)
Total stockholders’ equity	8,133	1,363
Total liabilities and stockholders’ equity	$9,999	$4,058

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amount)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
License revenue	$-	$4	$1	$9
Grant revenue	4	91	183	427
Total revenues	4	95	184	436
Operating expenses:
Research and development	424	932	1,426	3,315
General and administrative	1,641	1,806	4,104	4,745
Total operating expenses	2,065	2,738	5,530	8,060
Loss from operations	(2,061)	(2,643)	(5,346)	(7,624)
Other income (expense):
Interest income (expense)	(11)	21	18	26
Gain on asset sale	1,732	-	1,732	-
Other income (expense), net	2	(16)	(3)	(42)
Other income (expense), net	1,723	5	1,747	(16)
Net loss	$(338)	$(2,638)	$(3,599)	$(7,640)
Basic and diluted net loss per common share	$(0.02)	$(0.18)	$(0.24)	$(0.59)
Weighted average shares used in computing basic and diluted net loss per common share	15,016	14,629	15,016	13,031

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Common Stock		Preferred Stock			Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Capital	Deficit	(Deficit)
Balances at December 31, 2022	15,016	$15	-		$-	$387,609	$(386,261)	$1,363
Net loss	-	-			-	-	(1,675)	(1,675)
Balances at March 31, 2023	15,016	$15	-		$-	$387,609	$(387,936)	$(312)
Net loss	-	-				-	(1,586)	(1,586)
Stock-based compensation	-	-			-	864	-	864
Balances at June 30, 2023	15,016	$15	-	$		$388,473	$(389,522)	$(1,034)
Net loss	-	-			-	-	(338)	(338)
Stock-based compensation	-	-	-		-	411	-	411
Issuance of preferred stock, net			950		1	9,093		9,094
Balances at September 30, 2023	15,016	$15	950		$1	$397,977	$(389,860)	$8,133

	Common Stock			Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount		Capital	Deficit	(Deficit)
Balances at December 31, 2021	9,914	$10	-	$381,183	$(376,055)	$5,138
Net loss	-	-	-	-	(2,540)	(2,540)
Issuance of common stock, net	1,151	1		5,029	-	5,030
Issuance of common stock upon exercises of warrants	974	1		-	-	1
Amortization of restricted stock	-	-		27	-	27
Stock-based compensation	-	-		226	-	226
Balances at March 31, 2022	12,039	$12	-	$386,465	$(378,595)	$7,882
Net loss	-	-	-	-	(2,462)	(2,462)
Issuance of common stock upon exercises of warrants	2,590	3			-	3
Amortization of restricted stock				27		27
Stock-based compensation	-	-		217	-	217
Balances at June 30, 2022	14,629	$15	-	$386,709	$(381,057)	$5,667
Net loss	-	-	-	-	(2,638)	(2,638)
Amortization of restricted stock				18		18
Stock-based compensation				503		503
Balances at September 30, 2022	14,629	$15	-	$387,230	$(383,695)	$3,550

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,599)	$(7,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	(1,732)	-
Depreciation and amortization	109	151
Stock-based milestone payment	-	50
Stock-based compensation	965	1,038
Other	(1)	2
Changes in operating assets and liabilities:
Receivables	-	63
Inventory	-	(167)
Prepaid expenses and other assets	122	(34)
Accounts payable	(374)	(182)
Deferred grant revenue	(184)	(34)
Other accrued liabilities	(152)	149
Net cash used in operating activities	(4,846)	(6,604)

Cash flows from investing activities:
Proceeds from sale of assets	228	-
Net cash provided by investing activities	228	-

Cash flows from financing activities:
Net proceeds from equity offering	-	4,980
Net proceeds from issuance of preferred stock	9,094	-
Proceeds from short-term loans	750	-
Net proceeds from the exercises of common stock warrants	-	4
Payments on short-term loans	(250)	-
Net cash provided by financing activities	9,594	4,984

Net increase (decrease) in cash, cash equivalents and restricted cash	4,976	(1,620)
Cash, cash equivalents and restricted cash at beginning of period	3,133	6,332
Cash, cash equivalents and restricted cash at end of period	$8,109	$4,712

Supplemental cash flow information:
Interest paid	$4	$-
Inventory transferred with sale of assets	$106	$-
Property and equipment, net, transferred with sale of assets	$109	$-
Notes receivable received in connection with sale of assets	$1,500	$-
Accounts payable related to sale of assets	$17	$-
Other accrued liabilities transferred with sale of assets	$236	$-

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed balance sheets that sum to the total of the same such amounts shown in the condensed statements of cash flows (in thousands):

	2023	2022
Cash and cash equivalents	$8,096	$4,450
Restricted cash	13	262
Cash, cash equivalents and restricted cash shown in the condensed statements of cash flows	$8,109	$4,712

See Notes to Condensed Financial Statements

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Summary of Significant Accounting Policies

The Company

We are a pharmaceutical company developing therapeutics utilizing the proprietary long-term drug delivery platform, ProNeura®, for the treatment of select chronic diseases for which steady state delivery of a drug has the potential to provide an efficacy and/or safety benefit. ProNeura consists of a small, solid implant made from a mixture of ethylene-vinyl acetate, or EVA, and a drug substance. The resulting product is a solid matrix that is designed to be administered subdermally in a brief, outpatient procedure and is removed in a similar manner at the end of the treatment period.

Our first product based on the ProNeura technology was Probuphine® (buprenorphine implant), which is approved in the United States, Canada and the European Union, or EU, for the maintenance treatment of opioid use disorder in clinically stable patients taking 8 mg or less a day of oral buprenorphine. While Probuphine continues to be commercialized in Canada and in the EU (as Sixmo™) by other companies that had either licensed or acquired the rights from Titan, we discontinued commercialization of the product in the U.S. during the fourth quarter of 2020. Discontinuation of our commercial operations has allowed us to focus our limited resources on important product development programs and transition back to a product development company.

In December 2021, we announced our intention to work with our financial advisor to explore strategic alternatives to enhance stockholder value, potentially including an acquisition, merger, reverse merger, other business combination, sales of assets, licensing or other transaction. In June 2022, we implemented a plan to reduce expenses and conserve capital that included a company-wide reduction in salaries and a scale back of certain operating expenses to enable us to maintain sufficient resources as we pursued potential strategic alternatives. In July 2022, David Lazar and Activist Investing LLC (collectively, “Activist”) acquired an approximately 25% ownership interest in Titan, filed a proxy statement and nominated six additional directors, each of whom was elected to our board of directors (the “Board”) at a special meeting of stockholders held on August 15, 2022 (the “Special Meeting”). The exploration and evaluation of possible strategic alternatives by the Board has continued following the Special Meeting. Following the election of the new directors at the Special Meeting, Dr. Marc Rubin was replaced as our Executive Chairman, and David Lazar assumed the role of Chief Executive Officer. In connection with the termination of his employment as Executive Chairman, Dr. Rubin will receive aggregate severance payments of approximately $0.4 million, of which, approximately $247,000 have been paid as of September 30, 2023. In December 2022, we implemented additional cost reduction measures including a reduction in our workforce.

In September 2023, (the “Closing Date”), we closed on the sale of certain ProNeura assets including our portfolio of drug addiction products, in addition to other early development programs based on the ProNeura drug delivery technology (the “ProNeura Assets”). In July 2023, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Fedson, Inc., a Delaware corporation (“Fedson”) for the sale of the ProNeura Assets. Our addiction portfolio consisted of the Probuphine and Nalmefene implant programs. The ProNeura Assets constituted only a portion of our assets. In August 2023, we entered into an Amendment and Extension Agreement (the “Amendment”) to the Asset Purchase Agreement, pursuant to which Fedson agreed to purchase our ProNeura Assets for a purchase price of $2.0 million, consisting of (i) $500,000 in readily available funds, paid in full on the Closing Date, (ii) $500,000 in the form of a promissory note due and payable on October 1, 2023 (the “Cash Note”) and (iii) $1,000,000 in the form of a promissory note due and payable on January 1, 2024 (the “Escrow Note”). We will also be eligible to receive potential milestone payments of up to $50 million on future net sales of the products and certain royalties on future net sales of the products. As further consideration, Fedson assumed all liabilities related to a pending employment claim against us. On the Closing Date, Fedson delivered a written guaranty by a principal of Fedson of all of Fedson’s obligations under both the Cash Note and Escrow Note. The Cash Note included provisions, which Fedson has exercised, allowing Fedson to extend the payment of the Cash Note to November 1, 2023 and again to December 1, 2023 upon payment of $5,000 for each extension. The Cash Note is currently due and payable on December 1, 2023. The Cash Note and Escrow Note are included in Notes Receivable in the condensed balance sheet at September 30, 2023.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any future interim periods.

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

As of September 30, 2023, we had cash and cash equivalents of approximately $8.1 million , which we believe, will be sufficient to fund our planned operations through December of 2024. We continue to explore several financing and strategic alternatives; however, there can be no assurance that our efforts will be successful.

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

Based upon the above assessment, we concluded that, at the date of filing the condensed financial statements in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2023, we have sufficient cash to fund our operations for the next 12 months without additional funds. Additionally, we have suffered recurring losses from operations and have an accumulated deficit that raises substantial doubt about our ability to continue as a going concern beyond the next 12 months. We continue to explore several financing and strategic alternatives; however, there can be no assurance that our efforts will be successful.

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
$106

Approximately $106,000 of raw materials and supplies and finished goods inventory at December 31, 2022 were sold to Fedson under the Asset Purchase Agreement in September 2023.

Revenue Recognition

We generate revenue principally from collaborative research and development arrangements, sales or licenses of technology and government grants. Consideration received for revenue arrangements with multiple components is allocated among the separate performance obligations based upon their relative estimated standalone selling price.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our agreements, we perform the following steps for our revenue recognition: (i) identify contracts with customers; (ii) identify performance obligations; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize of revenue when (or as) we satisfy each performance obligation.

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

Contract Assets and Liabilities

The following table presents the activity related to our accounts receivable for the nine months ended September 30, 2023.

(In thousands)	September 30, 2023
Balance at January 1, 2023	$36
Additions	184
Deductions	(194)
Balance at September 30, 2023	$26

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

The following table presents the minimum lease payments of our operating lease:

2023	$33
2024	66
Total minimum lease payments (base rent)	99
Less: imputed interest	(2)
Total operating lease liabilities	$97

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

At December 31, 2022, the fair value of our investments in money market funds was approximately $2.6 million which is included within our cash and cash equivalents in our condensed balance sheets. We had no investments in money market funds at September 30, 2023.

2.	Stock Plans

The following table summarizes option activity:

	Options (in thousands)	Weighted Average Exercise Price per share	Weighted Average Remaining Option Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	927	$7.97	8.34	$-
Granted	1,475	0.93	-	235
Forfeited or expired	(91)	23.01	-	-
Outstanding at September 30, 2023	2,311	2.89	8.84	213
Exercisable at September 30, 2023	2,311	2.89	8.84	213

During August and September 2022, our Board granted 125,000 options to purchase common stock at $1.52 per share and 900,000 options to purchase common stock at $1.31 per share which are subject to shareholder approval of an amendment to increase the number of shares reserved for issuance under our 2015 Plan. The options vest monthly over a 12-month period from the grant dates. The shares underlying these options were approved by our stockholders on June 29, 2023 and have been included in the table above as of September 30, 2023.

In July 2023, our Board granted, pursuant to our Fifth Amended and Restated 2015 Omnibus Equity Incentive Plan, an aggregate of 450,000 shares of fully vested unrestricted common stock to seven members of the Board of Directors and one member of the management team. As a result, we recognized non-cash stock compensation of approximately $0.2 million during the three months ending September 30, 2023.

The following table summarizes the stock-based compensation expense recorded for awards under our stock option plans (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$52	$306	$106	$553
Selling, general and administrative	359	217	859	414
Total stock-based compensation	$411	$523	$965	$967

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the fair value of our stock options:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Weighted-average risk-free interest rate	4.08%	-%	4.06%	1.91%
Expected dividend payments	-	-	-	-
Expected holding period (years)[1]	4.8	-	5.3	5.3
Weighted-average volatility factor[2]	1.14	-	1.10	1.16
Estimated forfeiture rates for options granted[3]	7.5%	-%	7.0%	5.6%

(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.
(2)	Weighted average volatility is based on the historical volatility of our common stock.
(3)	Estimated forfeiture rates are based on historical data.

As of September 30, 2023, there was no unrecognized compensation expense related to non-vested stock options.

3.	Net Loss Per Share

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Weighted-average anti-dilutive common shares resulting from convertible preferred stock	3,767	-	1,269	-
Weighted-average anti-dilutive common shares resulting from convertible notes	504	-	170	-
Weighted-average anti-dilutive common shares resulting from options	1,861	932	1,241	975
Weighted-average anti-dilutive common shares resulting from warrants	9,818	4,933	7,678	5,586
	15,950	5,865	10,358	6,561

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

Lease Commitments

We lease our office facility under an operating lease that expires in June 2024. Rent expense associated with this lease was approximately $32,000 and $96,000 for the three and nine months ended September 30, 2023, respectively.

Legal Proceedings

A legal proceeding has been initiated by a former employee alleging wrongful termination, retaliation, infliction of emotional distress, negligent supervision, hiring and retention and slander. An independent investigation into this individual’s allegations of whistleblower retaliation, while still an employee, was conducted utilizing an outside investigator and concluded that such allegations were not substantiated. Fedson, as further consideration for the Asset Purchase Agreement, has agreed to assume all liabilities related to this pending employment claim (See Note 8. Asset Sale).

6.	Stockholders’ Equity

Our common stock outstanding as of September 30, 2023 and December 31, 2022 was 15,016,295 shares.

Annual Meeting of Stockholders

In June 2023, our stockholders approved an amendment to the 2015 Omnibus Equity Incentive plan to increase the number of authorized shares to 2,500,000 shares.

September 2023 Preferred Stock

In September 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with The Sire Group Ltd. (“Sire Group” or the “Investor”), pursuant to which we agreed to issue 950,000 shares of Series AA Convertible Preferred Stock, par value $0.001 per share (the “Series AA Preferred Stock”) to the Investor at a price of $10.00 per share, for an aggregate purchase price of $9.5 million (the “Private Placement”). The purchase price consisted of (i) $5.0 million in cash at closing and (ii) $4.5 million in the form of a promissory note from Sire Group which was paid off in September 2023.

Each share of Series AA Preferred Stock will be convertible, at the holder’s option at any time, into shares of our common stock at a conversion rate equal to the quotient of (i) the stated value of such share divided by (ii) the initial conversion price of $0.466, subject to specified adjustments as set forth in the Certificate of Designations. The Series AA Preferred Stock contains limitations that prevent the Investor from acquiring the lower of either (i) the maximum percentage of common stock permissible under the rules and regulations of The Nasdaq Stock Market (“Nasdaq”) without first obtaining shareholder approval or (ii) 19.99% of our outstanding common stock.

The holder of the Series AA Preferred Stock is entitled to receive dividends on shares of the Series AA Preferred Stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends actually paid on shares of the common stock. No other dividends will be paid on shares of the Series AA Preferred Stock. Any shares of Series AA Preferred Stock may, at the option of the holder, be converted at any time into that number of shares of common stock at the conversion price set forth above. Without approval of holders of a majority of the outstanding Series AA Preferred Stock, we may not (a) alter or adversely change the powers, preferences or rights given to the Series AA Preferred Stock, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of the Series AA Preferred Stock, (c) increase the number of authorized shares of the Series AA Preferred Stock, (d) enter into or consummate any Fundamental Transaction (as defined in the Certificate of Designations), or (e) enter into any agreement with respect to any of the foregoing. In the event of any liquidation, dissolution or winding up, the holder of the Series AA Preferred Stock will be entitled to receive out of the assets, whether capital or surplus, the same amount that a holder of common stock would receive if the Series AA Preferred Stock were fully converted to common stock, which amounts shall be paid pari passu with all holders of common stock.

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

Restricted Shares

In August 2021, we agreed to issue 50,000 shares of our common stock pursuant to a restricted stock agreement with Maxim Partners, LLC in connection with the entry into an amendment to our existing advisory agreement. The shares vested monthly over 12 months. We recorded approximately $27,000 and $54,000 of stock-based compensation expense during the three and nine months ended September 30, 2022, respectively.

7.	Discontinued Operations

The following table presents information related to assets and liabilities reported as discontinued operations in our condensed balance sheets:

	September 30,	December 31,
(In thousands)	2023	2022
Receivables	$10	$-
Prepaid expenses and other current assets	10	14
Discontinued operations – current assets	$20	$14

Accounts payable	$60	$129
Discontinued operations – current liabilities	$60	$129

8.	Asset Sale

In September 2023, we closed on the sale of certain ProNeura Assets. In July 2023, we entered into an Asset Purchase Agreement with Fedson for the sale of the ProNeura Assets. The ProNeura Assets constituted only a portion of our assets. In August 2023, we entered into an Amendment to the Asset Purchase Agreement, pursuant to which Fedson agreed to purchase our ProNeura Assets for a purchase price of $2.0 million, consisting of (i) $500,000 in readily available funds, paid in full on the Closing Date, (ii) $500,000 in the form of a promissory note due and payable on October 1, 2023 (the “Cash Note”) and (iii) $1,000,000 in the form of a promissory note due and payable on January 1, 2024 (the “Escrow Note”). We will also be eligible to receive potential milestone payments of up to $50 million on future net sales of the products and certain royalties on future net sales of the products. As further consideration, Fedson assumed all liabilities related to a pending employment claim against us. On the Closing Date, Fedson delivered a written guaranty by a principal of Fedson of all of Fedson’s obligations under both the Cash Note and Escrow Note. The Cash Note included provisions, which Fedson has exercised, allowing Fedson to extend the maturity date of the Cash Note to November 1, 2023 and again to December 1, 2023 upon payment of $5,000 for each extension. The Cash Note is currently due and payable on December 1, 2023.

9.	Related Party Transactions

During the nine months ended September 30, 2023, we made payments related to legal fees of approximately $100,000 to a law firm operated by one of our Board members.

In August 2023, we received $500,000 in funding in exchange for the issuance of a convertible promissory note for that principal amount to Choong Choon Hau, a major stockholder (the “Hau Promissory Note”). Pursuant to the Hau Promissory Note, the principal amount will accrue interest at a rate of 10% per annum and will be payable monthly. All principal and accrued interest shall be due and payable on January 1, 2024, unless extended as provided. All or part of the Hau Promissory Note can be converted into our common stock at a conversion price of $0.5712 per share from time to time following the issuance date and ending on the maturity date. We incurred interest expense of approximately $7,500 during the three months ended September 30, 2023 on this promissory note. The Hau Promissory note is included in Notes Payable to Related Party in the condensed balance sheet at September 30, 2023.

In July 2023, we received $250,000 in funding in exchange for the issuance of an unsecured promissory note for that principal amount to David E. Lazar, our Chief Executive Officer and chairman of our Board of Directors (the “Lazar Promissory Note”). Pursuant to the Lazar Promissory Note, the principal amount accrued interest at a rate of the Prime Rate + 2.00% per annum, and all principal and accrued interest would have been due and payable on the earlier of January 1, 2024 or such time as we receive debt or equity financing or proceeds in excess of $500,000 from the aforementioned transaction with Fedson. The promissory note was paid off in September 2023. We incurred interest expense of approximately $3,718 during the three months ended September 30, 2023 on this promissory note.

10.	Subsequent Events

We have evaluated events that have occurred after September 30, 2023 and through the date that our condensed financial statements are issued.

In September 2023, our Board granted, pursuant to our Fifth Amended and Restated 2015 Omnibus Equity Incentive Plan (the “2015 Plan”) an aggregate of 113,750 shares of fully vested unrestricted common stock to six members of the Board of Directors and one member of the management team. The Board conditioned the grant on the filing of a Form S-8 registration statement to register the common shares authorized for issuance under the 2015 Plan, which occurred on October 25, 2023.

In October 2023, Fedson exercised the provision for a second extension of the maturity date of the Cash Note in exchange for a cash payment of $5,000. The Cash Note is currently due and payable on December 1, 2023.

In October 2023, we agreed to issue 50,000 shares of our common stock pursuant to a settlement agreement with MDM Worldwide Solutions, Inc. The shares vested immediately.

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

Probuphine® and ProNeura® are trademarks of Fedson, Inc. This Quarterly Report on Form 10-Q also includes trade names and trademarks of companies other than Titan.

Overview

We are a pharmaceutical company developing therapeutics utilizing the proprietary long-term drug delivery platform, ProNeura®, for the treatment of select chronic diseases for which steady state delivery of a drug has the potential to provide an efficacy and/or safety benefit. ProNeura consists of a small, solid implant made from a mixture of ethylene-vinyl acetate, or EVA, and a drug substance. The resulting product is a solid matrix that is designed to be administered subdermally in a brief, outpatient procedure and is removed in a similar manner at the end of the treatment period.

Our first product based on the ProNeura technology was Probuphine® (buprenorphine implant), which is approved in the United States, Canada and the European Union, or EU, for the maintenance treatment of opioid use disorder in clinically stable patients taking 8 mg or less a day of oral buprenorphine. While Probuphine continues to be commercialized in Canada and in the EU (as Sixmo™) by other companies that had either licensed or acquired the rights from Titan, we discontinued commercialization of the product in the U.S. during the fourth quarter of 2020. Discontinuation of our commercial operations has allowed us to focus our limited resources on important product development programs and transition back to a product development company.

In December 2021, we announced our intention to work with our financial advisor to explore strategic alternatives to enhance stockholder value, potentially including an acquisition, merger, reverse merger, other business combination, sales of assets, licensing or other transaction. In June 2022, we implemented a plan to reduce expenses and conserve capital that included a company-wide reduction in salaries and a scale back of certain operating expenses to enable us to maintain sufficient resources as we pursued potential strategic alternatives. In July 2022, David Lazar and Activist Investing LLC (collectively, “Activist”) acquired an approximately 25% ownership interest in Titan, filed a proxy statement and nominated six additional directors, each of whom was elected to our board of directors (the “Board”) at a special meeting of stockholders held on August 15, 2022 (the “Special Meeting”). The exploration and evaluation of possible strategic alternatives by the Board has continued following the Special Meeting. Following the election of the new directors at the Special Meeting, Dr. Marc Rubin was replaced as our Executive Chairman, and David Lazar assumed the role of Chief Executive Officer. In connection with the termination of his employment as Executive Chairman, Dr. Rubin will receive aggregate severance payments of approximately $0.4 million, of which, approximately $247,000 have been paid as of September 30, 2023. In December 2022, we implemented additional cost reduction measures including a reduction in our workforce.

In September 2023, (the “Closing Date”), we closed on the sale of certain ProNeura assets including our portfolio of drug addiction products, in addition to other early development programs based on the ProNeura drug delivery technology (the “ProNeura Assets”). In July 2023, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Fedson, Inc., a Delaware corporation (“Fedson”) for the sale of the ProNeura Assets. Our addiction portfolio consisted of the Probuphine and Nalmefene implant programs. The ProNeura Assets constituted only a portion of our assets. In August 2023, we entered into an Amendment and Extension Agreement (the “Amendment”) to the Asset Purchase Agreement, pursuant to which Fedson agreed to purchase our ProNeura Assets for a purchase price of $2.0 million, consisting of (i) $500,000 in readily available funds, paid in full on the Closing Date, (ii) $500,000 in the form of a promissory note due and payable on October 1, 2023 (the “Cash Note”) and (iii) $1,000,000 in the form of a promissory note due and payable on January 1, 2024 (the “Escrow Note”). We will also be eligible to receive potential milestone payments of up to $50 million on future net sales of the products and certain royalties on future net sales of the products. As further consideration, Fedson assumed all liabilities related to a pending employment claim against us. On the Closing Date, Fedson delivered a written guaranty by a principal of Fedson of all of Fedson’s obligations under both the Cash Note and Escrow Note. The Cash Note included provisions, which Fedson has exercised, allowing Fedson to extend the payment of the Cash Note to November 1, 2023 and again to December 1, 2023 upon payment of $5,000 for each extension. The Cash Note is currently due and payable on December 1, 2023.

ProNeura Continuous Drug Delivery Platform

The ProNeura continuous drug delivery system consists of a small, solid rod-shaped implant made from a mixture of EVA and a given drug substance. The resulting product is a solid matrix that is placed subdermally, normally in the inside part of the upper arm in a brief procedure using a local anesthetic and is removed in a similar manner at the end of the treatment period. The drug substance is released continuously through the process of dissolution-controlled diffusion. This results in a continuous, steady rate of release generally similar to intravenous administration. We believe that such long-term, near linear release characteristics are desirable as they avoid the fluctuating peak and trough drug levels seen with oral dosing that often poses treatment problems in a range of diseases.

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

Results of Operations for the Three and Nine months ended September 30, 2023 and September 30, 2022

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(In thousands)
Revenues:
License revenue	$-	$4	$(4)	$1	$9	$(8)
Grant revenue	4	91	(87)	183	427	(244)
Total revenues	$4	$95	$(91)	$184	$436	$(252)

The decrease in total revenues for the three and nine months ended September 30, 2023 was primarily due to decreased activities related to the NIDA grant for the development of a Nalmefene implant and the Gates Foundation grant.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(In thousands)
Operating expenses:
Research and development	$424	$932	$(508)	$1,426	$3,315	$(1,889)
General and administrative	1,641	1,806	(165)	4,104	4,745	(641)
Total operating expenses	$2,065	$2,738	$(673)	$5,530	$8,060	$(2,530)

The decrease in research and development costs for the three and nine months ended September 30, 2023 was primarily associated with reduced activities related to non-clinical studies required for the IND submission as part of our NIDA grant for the development of a Nalmefene implant, decreases in expenses related to initial non-clinical proof of concept studies related to our TP-2021 implant program and decreases in research and development personnel-related costs and other expenses following our December 2022 reduction in our workforce. Other research and development expenses include internal operating costs such as research and development personnel-related expenses, non-clinical and clinical product development related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this document, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates. However, we anticipate that our research and development expenses will increase as we continue our current or any future ProNeura development programs to the extent these costs are not supported through grants or partners.

The decrease in general and administrative expenses for the three months ended September 30, 2023 was primarily related to decreases in legal and professional fees and other expenses. This was partially offset by increases in employee-related expenses and non-cash stock-based compensation. The decrease in general and administrative expenses for the nine months ended September 30, 2023 was primarily related to decreases in employee-related expenses, legal and professional fees, and other expenses. This was partially offset by increases in non-cash stock-based compensation.

Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(In thousands)
Other income (expense):
Interest income (expense), net	$(11)	$21	$(32)	$18	$26	$(8)
Gain on asset disposition	1,732	-	1,732	1,732	-	1,732
Other income (expense), net	2	(16)	18	(3)	(42)	39
Other income (expense), net	$1,723	$5	$1,718	$1,747	$(16)	$1,763

The increase in other income (expense), net for the three and nine months ended September 30, 2023 was primarily due to the gain related to the sale of the ProNeura Assets to Fedson and decreases in tax related expenses. This was partially offset by increases in interest expense.

Net Loss and Net Loss per Share

Our net loss from operations for the three-month period ended September 30, 2023 was approximately $0.3 million, or approximately $0.02 per share, compared to our net loss from operations of approximately $2.6 million, or approximately $0.18 per share, for the comparable period in 2022. Our net loss from operations for the nine-month period ended September 30, 2023 was approximately $3.6 million, or approximately $0.24 per share, compared to our net loss from operations of approximately $7.6 million, or approximately $0.59 per share, for the comparable period in 2022.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government and private sponsored research grants. At September 30, 2023, we had a working capital of approximately $8.0 million compared to working capital of approximately $1.0 million at December 31, 2022.

In September 2023, we entered into a Purchase Agreement with Sire Group, pursuant to which we agreed to issue 950,000 shares of Series AA Preferred Stock at a price of $10.00 per share, for an aggregate purchase price of $9.5 million. The purchase price consisted of (i) $5.0 million in cash at closing and (ii) $4.5 million in the form of a promissory note from Sire Group which was paid in September 2023. The net cash proceeds from this transaction were approximately $9.1 million.

In September 2023, we closed on the sale of certain ProNeura Assets. In July 2023, we entered into an Asset Purchase Agreement with Fedson for the sale of the ProNeura Assets. The ProNeura Assets constituted only a portion of our assets. In August 2023, we entered into an Amendment to the Asset Purchase Agreement, pursuant to which Fedson agreed to purchase our ProNeura Assets for a purchase price of $2.0 million, consisting of (i) $500,000 in readily available funds, paid in full on the Closing Date, (ii) $500,000 in the form of a promissory note due and payable on October 1, 2023 (the “Cash Note”) and (iii) $1,000,000 in the form of a promissory note due and payable on January 1, 2024 (the “Escrow Note”). We will also be eligible to receive potential milestone payments of up to $50 million on future net sales of the products and certain royalties on future net sales of the products. As further consideration, Fedson assumed all liabilities related to a pending employment claim against us. On the Closing Date, Fedson delivered a written guaranty by a principal of Fedson of all of Fedson’s obligations under both the Cash Note and Escrow Note. The Cash Note included provisions, which Fedson has exercised, allowing Fedson to extend the payment of the Cash Note to November 1, 2023 and again to December 1, 2023 upon payment of $5,000 for each extension. The Cash Note is currently due and payable on December 1, 2023.

In August 2023, we received $500,000 in funding in exchange for the issuance of the Hau Promissory Note. Pursuant to the Hau Promissory Note, the principal amount will accrue interest at a rate of 10% per annum and will be payable monthly. All principal and accrued interest shall be due and payable on January 1, 2024, unless extended as provided. All or part of the Hau Promissory Note can be converted into our common stock at a conversion price of $0.5712 per share from time to time following the issuance date and ending on the maturity date.

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

As of September 30, 2023, we had cash and cash equivalents of approximately $8.1 million, which we believe will be sufficient to fund our planned operations through December of 2024. We are exploring several financing and strategic alternatives; however, there can be no assurance that our efforts will be successful.

Sources and Uses of Cash

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Net cash used in operating activities	$(4,846)	$(6,604)
Net cash provided by investing activities	228	-
Net cash provided by financing activities	9,594	4,984
Change in cash, cash equivalents and restricted cash	$4,976	$(1,620)

Net cash used in operating activities for the nine months ended September 30, 2023 consisted primarily of our net loss of approximately $3.6 million, approximately $1.7 million of gains related to the sale of assets and approximately $0.6 million related to net changes in operating assets and liabilities. This was partially offset by approximately $1.1 million of non-cash charges related to stock-based compensation and depreciation and amortization. Net cash used in operating activities for the nine months ended September 30, 2022 consisted primarily of our net loss of approximately $7.6 million and approximately $0.2 million related to net changes in operating assets and liabilities, partially offset by approximately $1.2 million of non-cash charges primarily related to stock-based compensation and depreciation and amortization.

Net cash provided by investing activities for the nine months ended September 30, 2023 related to net proceeds from the sale of assets and liabilities to Fedson.

Net cash provided by financing activities for the nine months ended September 30, 2023 consisted of approximately $9.1 million of net cash proceeds from the issuance of preferred stock and approximately $0.8 million of proceeds from short-term debt. This was partially offset by approximately $0.3 million related to payments on short-term notes payable. Net cash provided by financing activities for the nine months ended September 30, 2022 consisted primarily of net cash proceeds from the February 2022 offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 have not materially changed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer, being our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2023, the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2023 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

We have incurred net losses in almost every year since our inception. Our financial statements have been prepared assuming that we will continue as a going concern. For the years ended December 31, 2022 and 2021 and for the nine months ended September 30, 2023, we had net losses of approximately $10.2 million, $8.8 million and $3.6 million, respectively, and had net cash used in operating activities of approximately $8.2 million, $7.9 million and $4.8 million, respectively. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, which have declined in the past year. As described elsewhere in this report, as of September 30, 2023 we had cash and cash equivalents of approximately $8.1 million. We expect to continue to incur net losses and negative operating cash flow for the foreseeable future as we focus on exploring strategic alternatives to enhance stockholder value and development of our ProNeura based products. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to obtain government or third-party funding for our development programs. Our history of losses raises substantial doubt about our ability to continue as a going concern.

If we cannot continue to satisfy the Nasdaq Capital Market continued listing standards and other Nasdaq rules, our common stock could be delisted, which would harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.

Our Common Stock is currently listed on the Nasdaq Capital Market (“Nasdaq”). The listing standards of Nasdaq require that a company maintain stockholders’ equity of at least $2.5 million (the “Equity Rule”) and a minimum bid price subject to specific requirements of $1.00 per share. There is no assurance that we will be able to maintain compliance with the minimum closing price requirement or the minimum stockholders’ equity requirement. Should we fail to comply with the minimum listing standards applicable to issuers listed on Nasdaq, our common stock may be delisted from Nasdaq. If our common stock is delisted, it could reduce the price of our common stock and the levels of liquidity available to our stockholders.

On April 5, 2023, we received a notice from Nasdaq notifying us that the Company’s stockholders’ equity as reported in our Annual Report on Form 10-K for the period ended December 31, 2022 (“2022 10-K”), did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market, which requires that a listed company’s stockholders’ equity be at least $2,500,000. In our 2022 10-K, we reported stockholders’ equity of $1,363,000, and, as a result, we did not satisfy Nasdaq Marketplace Rule 5550(b)(1) as of December 31, 2022. We submitted a compliance plan within 45 days of the date of the notification and, on June 5, 2023, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that we had been granted an additional 180-day period, or until October 2, 2023, to regain compliance with Nasdaq Listing Rule 5550(b)(1).

In March 2023, we received a letter from the Listing Qualifications staff of The Nasdaq Stock Market, or Nasdaq, notifying us that we were no longer in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed companies to maintain a minimum bid price of $1.00 per share. The letter noted that the bid price of our common stock was below $1.00 for the 30-day period ending March 15, 2023. The notification letter had no immediate effect on our listing on the Nasdaq Capital Market. In accordance with Listing Rule 5810(c)(3), Nasdaq provided us with 180 days, or until September 12, 2023, to regain compliance with the minimum bid price requirement by having a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days.

On September 13, 2023, we received a determination letter (the “Determination Letter”) from the Staff stating that we had not regained compliance with Listing Rule 5550(a)(2) and were not eligible for a second 180 day period to regain compliance. Unless the Company requested an appeal of this determination, the trading of the Company’s common stock would be suspended at the opening of business on September 22, 2023, and a Form 25-NSE would be filed with the Securities and Exchange Commission (the “SEC”), which would remove the Company’s securities from listing and registration on The Nasdaq Stock Market.

In addition, the Staff indicated in the Determination Letter that, pursuant to Listing Rule 5810(d)(2), this deficiency served as an additional and separate basis for delisting, and as such, the Company should address its non-compliance with the Equity Rule before a Hearings Panel (the “Panel”) if it appeals the Staff’s determination.

We appealed Nasdaq’s determination to a Panel pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series to stay the suspension of our securities and the filing of the Form 25-NSE pending the Panel’s decision. At a Panel hearing on November 2, 2023, we presented our plan to regain compliance with both the minimum bid price requirement and the Equity Rule. With respect to the minimum bid price requirement, we presented a plan to effect a reverse stock split in early 2024. On November 7, 2023, the Panel granted our request for continued listing subject demonstrating compliance with the minimum bid price requirement by February 1, 2024.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Not required to be furnished.

Item 5. Other Information.

In July 2023, we received $250,000 in funding in exchange for the issuance of an unsecured promissory note for that principal amount to David E. Lazar, our Chief Executive Officer and chairman of our Board of Directors (the “Lazar Promissory Note”). Pursuant to the Lazar Promissory Note, the principal amount accrued interest at a rate of the Prime Rate + 2.00% per annum, and all principal and accrued interest were due and payable on the earlier of January 1, 2024 or such time as we receive debt or equity financing or proceeds in excess of $500,000 from the aforementioned transaction with Fedson. The loan was paid off in September 2023.

In August 2023, we received $500,000 in funding in exchange for the issuance of a convertible promissory note for that principal amount to Choong Choon Hau (the “Hau Promissory Note”). Pursuant to the Hau Promissory Note, the principal amount accrues interest at a rate of 10% per annum and is payable monthly. All principal and accrued interest is due and payable on January 1, 2024, unless extended as provided. All or part of the Hau Promissory Note can be converted into our common stock at a conversion price of $0.5712 per share from time to time following the issuance date and ending on the maturity date.

Item 6. Exhibits

(b)	Exhibits

No	Description
4.1	Certificate of Designations, Preferences and Rights of Series AA Convertible Preferred Stock.(1)
10.1	Amendment and Extension Agreement between Titan Pharmaceuticals, Inc. and Fedson, Inc., dated as of August 25, 2023.(2)
10.2	Form of Securities Purchase Agreement, dated as of September 13, 2023, by and among the Company and The Sire Group Ltd.(1)
10.3	Form of Registration Rights Agreement, dated as of September 13, 2023, by and among the Company and The Sire Group Ltd.(1)
10.4	Convertible Promissory Note between Titan Pharmaceuticals, Inc. and Choong Choon Hau*
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 18, 2023.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 30, 2023.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: November 14, 2023	By:	/s/ David Lazar
	Name:	David Lazar
	Title:	Chief Executive Officer
(Principal Executive Officer)