Form 10-K
period 2023-12-31
TITAN PHARMACEUTICALS INC
filed 2024-04-01
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing price on June 30, 2023 was approximately $7.3 million.

As of March 25, 2024, 914,234 shares of common stock, $0.001 par value, of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

Titan Pharmaceuticals, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2023

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K or in the documents incorporated by reference herein may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that involve substantial risks and uncertainties. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements included or incorporated by reference in this report or our other filings with the Securities and Exchange Commission (the “SEC”) include, but are not necessarily limited to, those relating to uncertainties relating to:

●	Our ability to complete one or more strategic transactions that will maximize our assets or otherwise provide value to stockholders;

●	our ability to raise capital when needed;

●	difficulties or delays in the product development and regulatory approval process; and

●	protection for our patents and other intellectual property or trade secrets.

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

Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn as to whether we will make additional updates with respect to those or other forward-looking statements. We caution you not to give undue weight to such projections, assumptions and estimates.

References herein to “we,” “us,” “Titan,” and “our company” refer to Titan Pharmaceuticals, Inc. unless the context otherwise requires.

Probuphine® and ProNeura® are trademarks of Fedson, Inc. This Annual Report on Form 10-K also includes trade names and trademarks of other companies besides Titan.

All share and per share data in this report gives retroactive effect to a 1-for-20 reverse stock split effected on January 9, 2024.

Item 1.	Business

Overview

Titan is a pharmaceutical company incorporated as a Delaware corporation in 1992. Prior to the sale of assets that occurred in September 2023 (as described below), we focused on developing therapeutics utilizing the proprietary long-term drug delivery platform, ProNeura®, for the treatment of select chronic diseases for which steady state delivery of a drug has the potential to provide an efficacy and/or safety benefit. ProNeura consists of a small, solid implant made from a mixture of ethylene-vinyl acetate (“EVA”) and a drug substance. The resulting product is a solid matrix that is designed to be administered subdermally in a brief, outpatient procedure and is removed in a similar manner at the end of the treatment period.

Our first product based on the ProNeura technology was Probuphine® (buprenorphine implant), which is approved in the United States, Canada and the European Union (“EU”) for the maintenance treatment of opioid use disorder in clinically stable patients taking 8 mg or less a day of oral buprenorphine. While Probuphine continues to be commercialized in the EU (as Sixmo™) by another company that had acquired the rights from Titan, we discontinued commercialization of the product in the United States during the fourth quarter of 2020 and subsequently sold the product in September 2023. Discontinuation of our commercial operations has allowed us to focus our limited resources on important product development programs and transition back to a product development company.

In December 2021, we announced our intention to work with our financial advisor to explore strategic alternatives to enhance stockholder value, potentially including an acquisition, merger, reverse merger, other business combination, sales of assets, licensing or other transaction. In June 2022, we implemented a plan to reduce expenses and conserve capital that included a company-wide reduction in salaries and a scale back of certain operating expenses to enable us to maintain sufficient resources as we pursued potential strategic alternatives. In July 2022, David Lazar and Activist Investing LLC (collectively, “Activist”) acquired an approximately 25% ownership interest in Titan, filed a proxy statement and nominated six additional directors, each of whom was elected to our board of directors (the “Board”) at a special meeting of stockholders held on August 15, 2022 (the “Special Meeting”). The exploration and evaluation of possible strategic alternatives by the Board has continued following the Special Meeting. Following the election of the new directors at the Special Meeting, Dr. Marc Rubin was replaced as our Executive Chairman, and David Lazar assumed the role of Chief Executive Officer. In connection with the termination of his employment as Executive Chairman, Dr. Rubin received aggregate severance payments of approximately $0.4 million. In December 2022, we implemented additional cost reduction measures including a reduction in our workforce. In June 2023, David Lazar sold his approximately 25% ownership interest in Titan to Choong Choon Hau, an outside investor. Mr. Lazar remains Titan’s Chief Executive Officer.

On September 1, 2023, (the “Closing Date”), we closed on the sale of certain ProNeura assets including our portfolio of drug addiction products and other early development programs based on the ProNeura drug delivery technology (collectively, the “ProNeura Assets”). In July 2023, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Fedson, Inc., a Delaware corporation (“Fedson”) for the sale of the ProNeura Assets. Our addiction portfolio consisted of the Probuphine and Nalmefene implant programs. The ProNeura Assets constituted only a portion of our assets. In August 2023, we entered into an Amendment and Extension Agreement (the “Amendment”) to the Asset Purchase Agreement, pursuant to which Fedson agreed to purchase our ProNeura Assets for a purchase price of $2.0 million, consisting of (i) $500,000 in readily available funds, paid in full on the Closing Date, (ii) $500,000 in the form of a promissory note due and payable on October 1, 2023 (the “Cash Note”) and (iii) $1,000,000 in the form of a promissory note due and payable on January 1, 2024 (the “Escrow Note”). We will also be eligible to receive potential milestone payments of up to $50 million on future net sales of the products and certain royalties on future net sales of the products. As further consideration, Fedson assumed all liabilities related to a pending employment claim against us. On the Closing Date, Fedson delivered a written guaranty by a principal of Fedson of Fedson’s obligations under both the Cash Note and Escrow Note. The Cash Note included provisions, which Fedson has exercised, allowing Fedson to extend the payment of the Cash Note to November 1, 2023 and again to December 1, 2023 upon payment of $5,000 for each extension. The Cash Note and Escrow Note were paid in December 2023 and January 2024, respectively. We received the funds from the escrow account in February 2024.

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

The ProNeura platform was developed to address the need for a simple, practical method to achieve continuous long-term drug delivery, and, depending on the characteristics of the compound to be delivered, can potentially provide treatment on an outpatient basis over extended periods of up to 12 months. We believe that the benefits of this technology have been demonstrated by the clinical results seen to date with Probuphine, and, in addition, that the development and regulatory process have been affirmed by the U.S. Food and Drug Administration (“FDA”) the European Medicines Agency (“EMA”), and Health Canada approvals of this product. We have further demonstrated the feasibility of the ProNeura platform with small molecules, hormones, and bio-active peptides. The delivery system works with both hydrophobic and hydrophilic molecules. We have also shown the flexibility of the platform by experimenting with the release characteristics of the EVA implants, layering the implants with varying concentrations of drug, and generating implants of different sizes and porosity to achieve a desired delivery profile.

Development Programs

Below is a description of our existing development program for which activities have been substantially curtailed while we are exploring several financing and strategic alternatives.

TP-2021

Several years ago, we began limited non-clinical laboratory experiments in collaboration with JT Pharmaceuticals, Inc. (“JT Pharma”) to assess the feasibility of delivering JT Pharma’s kappa opioid agonist peptide (“TP-2021”) utilizing our ProNeura system. Following our acquisition of TP-2021 in October 2020, we successfully manufactured a prototype implant containing TP-2021 (TP-2021 - ProNeura) to be used in appropriate small animal models. While our initial work focused on TP-2021’s ability to activate peripheral kappa opioid receptors, potentially providing a non-addictive treatment for certain types of pain, in January 2021, our research pivoted to explore the feasibility of using TP-2021 in the treatment of chronic pruritus, a severe and debilitating condition defined as itching of the skin lasting longer than six weeks. According to a 2015 review by Mollanazar, N., et al., an estimated 23 – 44 million Americans suffer from chronic pruritus of both cutaneous and systemic etiologies. Current treatments include antihistamines, corticosteroids, and over-the-counter lotions, all of which are relatively ineffective and/or have undesirable side-effect profiles. The antipruritic effect of kappa opioid agonists is thought to be related to their binding to kappa opioid receptors on keratinocytes, immune cells, and peripheral itch neurons.

In February 2021, we announced that early non-clinical studies of TP-2021 showed very high affinity and specificity for the human kappa opioid receptor and demonstrated potent antipruritic activity when injected subcutaneously in a mouse model for moderate to severe pruritus. TP-2021 - ProNeura implants were then formulated and tested in this model. In November 2021, data presented at the annual meeting of the Society for Neuroscience demonstrated that significant reduction in scratching behavior in this proven animal model for pruritus was maintained in mice who received the TP-2021 - ProNeura implant through Day 56 post-implantation, when compared with control untreated mice, with no safety issues observed for the implanted animals over the three-month duration of treatment. Subsequently, efficacy in this pruritus model has been extended through Day 84 post-implantation. In addition, the TP-2021 - ProNeura implant provided sustained supra-therapeutic plasma levels of the peptide through Day 84 post-implantation in a separate pharmacokinetic study in mice. We believe that subdermal implantation of TP-2021 - ProNeura could potentially deliver therapeutic concentrations of TP-2021 in human subjects for up to six months or longer following a single in-office procedure. Investigational New Drug (“IND”) enabling non-clinical safety and pharmacology studies will need to be conducted in preparation for regulatory approval to enter human clinical studies. Additional funding from external sources for progression of the non-clinical program is required but will be dependent on finding a suitable partner.

Agreements

JT Pharmaceuticals

In October 2020, we entered into an asset purchase agreement with JT Pharma (the “JT Agreement”) to acquire JT Pharma’s kappa opioid agonist peptide, TP-2021, for use in combination with our ProNeura long-term, continuous drug delivery technology for the treatment of chronic pruritus and other potential medical applications. Under the terms of the JT Agreement, JT Pharma received a $15,000 closing payment and is entitled to receive future milestone payments, payable in cash or in stock, based on the achievement of regulatory milestones, and single-digit percentage earn-out payments on net sales of the product if successfully developed and approved for commercialization. In January 2022, in connection with our entry into a clarification agreement with JT Pharma, we made the first milestone payment under the JT Agreement of $100,000 and issued 2,552 shares of our common stock related to the successful completion of a proof-of-concept study in an animal model.

Knight

Pursuant to an agreement executed in February 2016, Knight Therapeutics Inc. (“Knight”) obtained an exclusive license to commercialize Probuphine in Canada as well as a right of first negotiation in the event we intend to license commercialization rights to any other products in Canada (as amended, the “Knight Agreement”). The Knight Agreement was included in the ProNeura Assets sold to Fedson in September 2023. Prior to being sold to Fedson, we were entitled to receive royalty payments from Knight on net sales of Probuphine in Canada ranging in percentage from the low-teens to the mid-thirties. In addition, we had agreed to be the exclusive supplier of Probuphine to Knight subject to a supply agreement between us and Knight. During the term of the Knight Agreement, we could not commercialize any product in Canada containing buprenorphine that is intended for a treatment duration of six months or more.

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

We have filed patent applications to the use of a kappa-opioid receptor agonist implant for the treatment of pruritus. The applications are pending in the United States, Australia, Canada, China, Europe, Japan, and Mexico. Any patents issuing from these applications will expire in 2042, absent any adjustment or extension of patent term.

Future court decisions or changes in patent law might materially affect the patent applications or any resulting patents, including, but not limited to, their expiration dates.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Our product development programs are currently in non-clinical stages of development and once these commence clinical development we can assess and provide details on specific competitive environment.

Manufacturing

Prior to the sale of our ProNeura Assets to Fedson, formulation development was conducted at a dedicated facility established at Southwest Research Institute (“SwRI®”), in San Antonio, Texas that included current good manufacturing practices (“cGMP”) manufacturing and testing capabilities. We also received support services from the vast array of SwRI groups with expertise in manufacturing and material sciences. The facilities were compliant with both FDA and Drug Enforcement Agency (“DEA”) requirements enabling us to work with controlled substances, and the manufacturing scale was ideal for product development during non-clinical and clinical testing stages.

Manufacturing of Probuphine was primarily conducted at DPT Laboratories, Inc. (“DPT”), pursuant to a commercial manufacturing agreement with DPT that governed the terms of the production and supply of Probuphine for the United States, Canada and EU. In October 2020, we entered into a Debt Settlement and Release Agreement (“DSRA”), which transferred the manufacturing facility at DPT to L. Molteni & C. Dei Frattelli Alitti Societa Di Esercizio S.P.A. (“Molteni”). Under the DSRA, we retained access to the facility, through Molteni, for the manufacture and supply of Probuphine to Knight for Canada.

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

In the United States, the FDA regulates drugs and devices under the Food, Drug and Cosmetics Act (“FDCA”). Drugs and devices are also subject to other federal, state and local statutes and regulations. Products composed of both a drug product and device product are deemed combination products. If marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a center that will have primary jurisdiction over its regulation based on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of some of our product candidates, we expect the primary mode of action to be attributable to the drug component of the product, which means that the FDA’s Center for Drug Evaluation and Research would have primary jurisdiction over the premarket development, review and approval. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and includes the following:

●	Our product candidates must be approved by the FDA through the New Drug Application (“NDA”) process before they may be legally marketed in the United States. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	Completion of extensive nonclinical laboratory tests, animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practice (“GLP”) regulations;

●	Submission to the FDA of an IND application, which must become effective before human clinical trials may begin;

●	Approval by an independent institutional review board (“IRB”) or ethics committee at each clinical trial site before each trial may be initiated;

●	Performance of adequate and well-controlled human clinical trials in accordance with applicable IND and other clinical trial-related regulations, referred to as good clinical practices (“GCPs”) to establish the safety and efficacy of the proposed drug for each proposed indication;

●	Submission to the FDA of an NDA for a new drug;

●	A determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;

●	Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

●	Potential FDA audit of the nonclinical study and/or clinical trial sites that generated the data in support of the NDA; and

●	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States.

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

The clinical stage of development involves the administration of the drug candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completion. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

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

Employees

As of March 25, 2024, we had four full-time employees.

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

We have incurred net losses in almost every year since our inception. Our financial statements have been prepared assuming that we will continue as a going concern. For the years ended December 31, 2023 and 2022, we had net losses of approximately $5.6 million and $10.2 million, respectively, and had net cash used in operating activities of approximately $7.1 million and $8.2 million, respectively. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, which have declined in the past year. At December 31, 2023, we had working capital of approximately $6.6 million compared to working capital of approximately $1.0 million at December 31, 2022. At December 31, 2023, we had cash and cash equivalents of approximately $6.8 million. We expect to continue to incur net losses and negative operating cash flow for the foreseeable future. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to obtain third-party funding for our development programs.

We will require additional proceeds to fund our product development programs and working capital requirements.

We currently estimate that our available cash and cash equivalents will be sufficient to fund our working capital needs into the second quarter of 2025. We will require substantial additional funds to advance our kappa opioid agonist program beyond the proof-of-concept stage, and to fund any other development programs into the clinic and to complete the regulatory approval process necessary to commercialize any products we might develop. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. While we are currently evaluating the alternatives available to us, including government grants, third-party collaborations, and potential merger opportunities, our efforts to address our liquidity requirements may not be successful. Furthermore, there can be no assurance that any source of capital will be available to us on acceptable terms or will not involve substantial dilution to our stockholders. Our failure to obtain substantial funds would likely result in the cessation of our development programs or the wind-down of our business.

Our net operating losses and research and development tax credits may not be available to reduce future federal and state income tax payments.

At December 31, 2023, we had federal net operating loss and tax credit carryforwards of approximately $214.7 million and approximately $5.9 million, respectively, and state net operating loss and tax credit carryforwards of approximately $116.6 million and approximately $9.2 million, respectively, available to offset future taxable income, if any. Current federal and state tax laws include substantial restrictions on the utilization of net operating loss and tax credits in the event of an ownership change and we cannot assure you that our net operating loss and tax carryforwards will continue to be available.

Risks Related to Our Business and Industry

Our development program is at a very early stage and will require substantial additional resources that may not be available to us.

To date, other than our work on Probuphine in OUD and our work on Nalmefene, which were sold to Fedson in September 2023, we have conducted only limited research and development activities assessing our kappa opioid agonist program. We will also require substantial additional funds to advance our kappa opioid agonist program beyond the proof-of-concept stage and to support further research and development activities, including the anticipated costs of nonclinical studies and clinical trials, regulatory approvals, and eventual commercialization of any therapeutic based on kappa opioid agonist or other programs. If we are unable to obtain substantial government grants or enter into third party collaborations to fund our programs, we will need to seek additional sources of financing, which may not be available on favorable terms, if at all. If we are unsuccessful in obtaining the requisite funding for our programs, we could be forced to discontinue product development. Furthermore, funding arrangements with collaborative partners or others may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves or license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available.

Our ability to successfully develop any future product candidates is subject to the risks of failure and delay inherent in the development of new pharmaceutical products, including: delays in product development, clinical testing, or manufacturing; unplanned expenditures in product development, clinical testing, or manufacturing; failure to receive regulatory approvals; emergence of superior or equivalent products; inability to manufacture on our own, or through any others, product candidates on a commercial scale; and failure to achieve market acceptance. Because of these risks, our research and development efforts may not result in any commercially viable products and our business, financial condition, and results of operations could be materially harmed.

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

We cannot assure you that our patent rights will afford any competitive advantages, and these rights may be challenged or circumvented by third parties. Further, patents may not be issued on any of our pending patent applications in the United States or abroad. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before a potential product can be commercialized, any related patent may expire or remain in existence for only a short period following commercialization, reducing or eliminating any advantage of the patent. If we sue others for infringing our patents, a court may determine that such patents are invalid or unenforceable. Even if the validity of our patent rights is upheld by a court, a court may not prevent the alleged infringement of our patent rights on the grounds that such activity is not covered by our patent claims.

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

The research, development, manufacture, labelling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of pharmaceutical products are subject to an extensive regulatory approval process by the FDA in the United States and comparable health authorities in foreign markets. The process of obtaining required regulatory approvals for drugs is lengthy, expensive and uncertain. Approval policies or regulations may change, and the FDA and foreign authorities have substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Regulatory approval may entail limitations on the indicated usage of a drug, which may reduce the drug’s market potential. Even if regulatory clearance is obtained, post-market evaluation of the products, if required, could result in restrictions on a product’s marketing or withdrawal of the product from the market, as well as possible civil and criminal sanctions. Of the large number of drugs in development, only a small percentage successfully complete the regulatory approval process and are commercialized.

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

Numerous federal and state laws, including state security breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, and disclosure of personal information. In addition, most health care providers, including research institutions from which we or our collaborators obtain patient health information, are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act. Although we are not directly subject to HIPAA, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Rising inflation and interest rates could negatively impact our revenues, profitability and borrowing costs. In addition, if our costs increase and we are not able to correspondingly adjust our commercial relationships to account for this increase, our net income would be adversely affected, and the adverse impact may be material.

Inflation rates, particularly in the United States, have increased recently to levels not seen in years before retreating in the latter part of 2023. Increased inflation may result in decreased demand for our products, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates have had, and could continue to have, a material impact on our borrowing costs. In an inflationary environment, we may be unable to raise the sales prices of our products at or above the rate at which our costs increase, which could reduce our profit margins and have a material adverse effect on our financial results and net income. We also may experience lower than expected sales if there is a decrease in spending on products in our industry in general or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.

We face risks related to health epidemics, such as the COVID-19 global pandemic, that could adversely affect our operations or financial results.

The COVID-19 pandemic had a material adverse effect on our business and caused significant disruption in the healthcare industry. Although we expect that the primary impacts of the COVID-19 pandemic are behind us, as we have seen with the spread of the Delta and Omicron variants, the extent to which COVID-19 continues to impact our business, healthcare systems in general or the global economy as a whole will depend on future developments that are highly uncertain and cannot be predicted and may result in a sustained economic downturn that could affect our ability to access capital on reasonable terms, or at all.

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

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board. Among other things, these provisions provide that:

●	the authorized number of directors can be changed only by resolution of our Board;

●	our bylaws may be amended or repealed by our Board or our stockholders;

●	stockholders may not call special meetings of the stockholders or fill vacancies on the Board;

●	our Board is authorized to issue, without stockholder approval, preferred stock, the rights of which will be determined at the discretion of the Board and that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that our Board does not approve;

●	our stockholders do not have cumulative voting rights, and therefore our stockholders holding a majority of the shares of common stock outstanding will be able to elect all of our directors; and

●	our stockholders must comply with advance notice provisions to bring business before or nominate directors for election at a stockholder meeting.

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

We have financed our operations, and we expect to continue seeking to finance our operations, acquisitions, if any, and the development of strategic relationships by issuing equity and/or convertible securities, which could significantly reduce the percentage ownership of our existing stockholders. Further, any additional financing that we secure, including any debt financing, may require the granting of rights, preferences or privileges senior to, or pari passu with, those of our common stock. Any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our shares of common stock. The holders of any securities or instruments we may issue may have rights superior to the rights of our common stockholders. If we experience dilution from the issuance of additional securities and we grant superior rights to new securities over common stockholders, it may negatively impact the trading price of our shares of common stock, and you may lose all or part of your investment.

Certain of our stockholders have significant voting power over our common stock and may vote their shares in a manner that is not in the best interest of other stockholders.

One of our stockholders, Choong Choon Hau, controls approximately 26.42% of the voting power represented by our outstanding shares of common stock. In addition, The Sire Group Ltd. (“Sire”) owns 950,000 shares of Series AA Convertible Preferred Stock. Each share of Series AA Preferred Stock is convertible into shares of our common stock, subject to ownership limitations set forth in the Certificate of Designations, Preferences and Rights of Series AA Convertible Preferred Stock (the “Certificate of Designations”). The Series AA Preferred Stock has certain voting rights set forth in the Certificate of Designations.

Such stockholders may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.

We identified a material weakness in our internal control over financial reporting as of December 31, 2023 and this or other material weaknesses could continue to materially impair our ability to report accurate financial information in a timely manner.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act for the year ended December 31, 2023. Based on such evaluation, the principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the identified material weakness in internal control over financial reporting as discussed below.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework). Based on this assessment, management concluded that, as of December 31, 2023, its internal control over financial reporting was not effective due to the existence of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. Our management identified a deficiency in our internal control over financial reporting that gave rise to a material weakness. The deficiency primarily related to limited finance and accounting staffing levels not commensurate with our complexity and our financial accounting and reporting requirements. We underwent organizational changes in 2023 and 2022, including multiple reductions in our workforce, and operate with a very lean finance and accounting department. This limited staffing resulted in a lack of resources to fully monitor and operate our internal controls over financial reporting as of December 31, 2023, resulting in a deficiency being discovered during our annual auditing process.

Our management continues to evaluate the material weakness discussed above and is implementing its remediation plan as further described in Item 9A below. However, assurance as to when the remediation efforts will be complete cannot be provided and the material weakness cannot be considered remedied until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Our management cannot provide assurances that the measures that have been taken to date, and are continuing to be implemented, will be sufficient to remediate the material weakness identified or to avoid potential future material weaknesses.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which would adversely affect investor confidence in our company and harm our business.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations in a timely manner, or at all. Testing by us conducted in connection with Section 404(a) of the Sarbanes Oxley Act may reveal material weaknesses in our internal controls over financial reporting related to our limited finance, accounting and IT staffing levels. While we are implementing our remediation plan as further described in Item 9A below, we cannot provide assurances that the measures that have been taken to date, and are continuing to be implemented, will be sufficient to remediate the material weakness identified or to avoid potential future materials weaknesses. Subsequent testing by our independent registered public accounting firm in connection with Section 404(b) of the Sarbanes Oxley Act may reveal continued or additional deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We are required to disclose material changes made in our internal controls over financing reporting and procedures on a quarterly basis and our management are required to assess the effectiveness of these controls annually. We are also required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company or a non-accelerated filer, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, for as long as we are a smaller reporting company under the JOBS Act or a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.

To achieve compliance with Section 404(a) of the Sarbanes-Oxley Act, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to implement our remediation plan, continue to dedicate internal resources, potentially engage additional outside consultants to assess the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively and implement a continuous reporting and improvement process for internal control over financial reporting.

We have determined that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the identified material weakness in internal control and financial reporting as described herein. The effectiveness of our internal controls in future periods is subject to the risk that our controls may become further inadequate because of changes in conditions. We may be unable to timely remediate our material weakness and may discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, our investors could lose confidence in our reported financial information, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities including equivalent foreign authorities.

We have never paid any cash dividends and have no plans to pay any cash dividends in the future.

Our common stockholders are entitled to receive such dividends as may be declared by our Board. To date, we have paid no cash dividends on our shares of our preferred or common stock, and we do not expect to pay cash dividends in the foreseeable future. In addition, the declaration and payment of cash dividends is restricted under the terms of our existing Loan Agreement. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our preferred or common stock may have will be in the form of appreciation, if any, in the market value of their shares of common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

Risk Management and Strategy

We identify and address cybersecurity threats and risks related to our business using a multi-faceted approach that includes assessments by our management, external IT provider, and third-party service providers. To defend, detect and respond to cybersecurity incidents, we, among other things: conduct proactive privacy and cybersecurity reviews of systems and applications, audit applicable data policies, conduct employee training, monitor emerging laws and regulations related to data protection and information security and implement appropriate changes. Our management performs an annual review of third-party service providers’ Service Organization Controls (“SOC”) reports to verify appropriate controls are in place.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our ongoing efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. Please refer to the risk factor titled “We are increasingly dependent on information technology systems, infrastructure and data. Cybersecurity breaches could expose us to liability, damage our reputation, compromise our confidential information or otherwise adversely affect our business.” in “Risk Factors” in Part I, Item 1A of this Form 10-K for more information on the risks posed to us by cybersecurity threats.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and is an area of focus for our Board and management. Our Board, as a whole, has oversight responsibility for our strategic and operational risks, and ensures that appropriate risk mitigation strategies are implemented by management. Our Board periodically reviews and discusses our risk assessment and risk management practices, including cybersecurity risks, with members of management. In addition, our management is responsible for day-to-day assessment and management of cybersecurity risks.

Item 2.	Properties

Our executive offices are located in approximately 3,295 square feet of office space in South San Francisco, California that we occupy under a three-year operating lease expiring in June 2024. We believe that our existing facilities are adequate for our existing needs.

Item 3.	Legal Proceedings

In September 2023, Fedson, as further consideration for the Asset Purchase Agreement, agreed to assume all liabilities related to a pending employment claim initiated by a former employee alleging wrongful termination, retaliation, infliction of emotional distress, negligent supervision, hiring and retention and slander. See Note 5. Commitments and Contingencies.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the Nasdaq Capital Market under the symbol “TTNP.”

Approximate Number of Equity Security Holders

At March 25, 2024, there were 914,234 shares of our common stock outstanding held by 98 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrant and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders(1)	93,059	$70.23	3,750
Equity compensation plans not approved by security holders(2)	30	$10,101.02	-
Total	93,089	$73.46	3,750

(1)	In June 2023, our stockholders approved an amendment to the 2015 Omnibus Equity Incentive plan to increase the number of authorized shares to 125,000 shares.
(2)	Includes 30 non-qualified stock options granted to employees, directors and consultants under our 2014 Incentive Plan. For a description of the 2014 Plan, see Note 8 Stock Plans to the accompanying financial statements.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Titan is a pharmaceutical company incorporated as a Delaware corporation in 1992. Prior to the sale of assets that occurred in September 2023 (as described below), we focused on developing therapeutics utilizing the proprietary long-term drug delivery platform, ProNeura®, for the treatment of select chronic diseases for which steady state delivery of a drug has the potential to provide an efficacy and/or safety benefit. ProNeura consists of a small, solid implant made from a mixture of EVA and a drug substance. The resulting product is a solid matrix that is designed to be administered subdermally in a brief, outpatient procedure and is removed in a similar manner at the end of the treatment period.

Our first product based on the ProNeura technology was Probuphine® (buprenorphine implant), which is approved in the United States, Canada and the European Union (“EU”) for the maintenance treatment of opioid use disorder in clinically stable patients taking 8 mg or less a day of oral buprenorphine. While Probuphine continues to be commercialized in the EU (as Sixmo™) by another company that had acquired the rights from Titan, we discontinued commercialization of the product in the United States during the fourth quarter of 2020 and subsequently sold the product in September 2023. Discontinuation of our commercial operations has allowed us to focus our limited resources on important product development programs and transition back to a product development company.

In December 2021, we announced our intention to work with our financial advisor to explore strategic alternatives to enhance stockholder value, potentially including an acquisition, merger, reverse merger, other business combination, sales of assets, licensing or other transaction. In June 2022, we implemented a plan to reduce expenses and conserve capital that included a company-wide reduction in salaries and a scale back of certain operating expenses to enable us to maintain sufficient resources as we pursued potential strategic alternatives. In July 2022, Mr. Lazar and Activist acquired an approximately 25% ownership interest in Titan, filed a proxy statement and nominated six additional directors, each of whom was elected to our Board at the Special Meeting on August 15, 2022. The exploration and evaluation of possible strategic alternatives by the Board has continued following the Special Meeting. Following the election of the new directors at the Special Meeting, Dr. Marc Rubin was replaced as our Executive Chairman, and David Lazar assumed the role of Chief Executive Officer. In connection with the termination of his employment as Executive Chairman, Dr. Rubin received aggregate severance payments of approximately $0.4 million. In December 2022, we implemented additional cost reduction measures including a reduction in our workforce. In June 2023, David Lazar sold his approximately 25% ownership interest in Titan to Choong Choon Hau, an outside investor. Mr. Lazar remains Titan’s Chief Executive Officer.

In July 2023, we entered into the Asset Purchase Agreement with Fedson for the sale of the ProNeura Assets, with closing occurring on September 1, 2023. Our addiction portfolio consisted of the Probuphine and Nalmefene implant programs. The ProNeura Assets constituted only a portion of our assets. In August 2023, we entered into an Amendment and Extension Agreement pursuant to which Fedson agreed to purchase our ProNeura Assets for a purchase price of $2.0 million, consisting of (i) $500,000 in readily available funds, paid in full on the Closing Date, (ii) $500,000 in the form the Cash Note and (iii) $1,000,000 in the form of the Escrow Note. We will also be eligible to receive potential milestone payments of up to $50 million on future net sales of the products and certain royalties on future net sales of the products. As further consideration, Fedson assumed all liabilities related to a pending employment claim against us. On the Closing Date, Fedson delivered a written guaranty by a principal of Fedson of Fedson’s obligations under both the Cash Note and Escrow Note. The Cash Note included provisions, which Fedson has exercised, allowing Fedson to extend the payment of the Cash Note to November 1, 2023 and again to December 1, 2023 upon payment of $5,000 for each extension. The Cash Note and Escrow Note were paid in December 2023 and January 2024, respectively. We received the funds from the escrow account in February 2024.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe the following accounting policies and estimates for the years ended December 31, 2023 and 2022 to be applicable:

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

Grant Revenue

We have contracts with National Institute on Drug Abuse (“NIDA”), the Bill & Melinda Gates Foundation, and other government-sponsored organizations for research and development related activities that provide for payments for reimbursed costs, which may include overhead and general and administrative costs. We recognize revenue from these contracts as we perform services under these arrangements when the funding is committed. Associated expenses are recognized when incurred as research and development expense. Revenues and related expenses are presented gross in the statements of operations.

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

Inventories

Inventories are recorded at the lower of cost or net realizable value. Cost is based on the first in, first out method. We regularly review inventory quantities on hand and write down to its net realizable value any inventory that we believe to be impaired. The determination of net realizable value requires judgment, including consideration of many factors, such as estimates of future product demand, product net selling prices, current and future market conditions and potential product obsolescence, among others.

Share-Based Payments

We recognize compensation expense for all share-based awards made to employees, directors and consultants. The fair value of share-based awards is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award.

We use the Black-Scholes option pricing model to estimate the fair value method of our awards. Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. We estimate the expected term of stock options granted for the years ended December 31, 2023 and 2022 based on the historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and the expectations of future employee behavior. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. We estimate the pre-vesting forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

Clinical Trial Accruals

We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by Contract Research Organizations (“CROs”) and clinical sites. These costs are recorded as a component of research and development expenses. Under our agreements, progress payments are typically made to investigators, clinical sites and CROs. We analyze the progress of the clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. The actual clinical trial costs for studies conducted in the past two years have not differed materially from the estimated projection of expenses.

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

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, the sale of royalty rights, and government-sponsored research grants. At December 31, 2023, we had working capital of approximately $6.6 million compared to working capital of approximately $1.0 million at December 31, 2022.

	2023	2022
As of December 31:
Cash and cash equivalents	$6,761	$2,937
Working capital	$6,574	$973
Current ratio	5.55:1	1.37:1

For the Years Ended December 31:
Cash used in operating activities	$(7,092)	$(8,183)
Cash provided by investing activities	$732	$-
Cash provided by financing activities	$10,000	$4,984

Net cash used in operating activities for the year ended December 31, 2023 consisted primarily of the net loss for the period of approximately $5.6 million, approximately $1.8 million of gains related to the sale of assets and approximately $1.2 million related to net changes in operating assets and liabilities. This was partially offset by approximately $1.3 million of non-cash stock-based compensation and approximately $0.1 million of depreciation and amortization expense. Uses of cash in operating activities were primarily to fund our product development programs and administrative expenses.

Net cash provided by investing activities for the year ended December 31, 2023 was primarily related to net proceeds from the sale of assets and liabilities to Fedson.

Net cash provided by financing activities for the year ended December 31, 2023 consisted of approximately $9.5 million of net cash proceeds from the issuance of preferred stock and approximately $0.8 million of proceeds from short-term debt. This was partially offset by approximately $0.3 million related to payments on short-term notes payable.

In September 2023, we entered into a purchase agreement with Sire Group, pursuant to which we agreed to issue 950,000 shares of our Series AA Convertible Preferred Stock at a price of $10.00 per share, for an aggregate purchase price of $9.5 million. The purchase price consisted of (i) $5.0 million in cash at closing and (ii) $4.5 million in the form of a promissory note from Sire Group which was paid in September 2023. The net cash proceeds from this transaction were approximately $9.5 million.

In September 2023, we closed on the sale of the ProNeura Assets pursuant to the Asset Purchase Agreement with Fedson. The ProNeura Assets constituted only a portion of our assets. In August 2023, we entered into an Amendment to the Asset Purchase Agreement, pursuant to which Fedson agreed to purchase our ProNeura Assets for a purchase price of $2.0 million, consisting of (i) $500,000 in readily available funds, paid in full on the Closing Date, (ii) $500,000 in the form of the Cash Note and (iii) $1,000,000 in the form of the Escrow Note. We will also be eligible to receive potential milestone payments of up to $50 million on future net sales of the products and certain royalties on future net sales of the products. As further consideration, Fedson assumed all liabilities related to a pending employment claim against us. On the Closing Date, Fedson delivered a written guaranty by a principal of Fedson of all of Fedson’s obligations under both the Cash Note and Escrow Note. The Cash Note included provisions, which Fedson has exercised, allowing Fedson to extend the payment of the Cash Note to November 1, 2023 and again to December 1, 2023 upon payment of $5,000 for each extension. The Cash Note and Escrow Note were paid in December 2023 and January 2024, respectively. We received the funds from the escrow account in February 2024.

In August 2023, we received $500,000 in funding in exchange for the issuance of a convertible promissory note for that principal amount to Choong Choon Hau (the “Hau Promissory Note”). Pursuant to the Hau Promissory Note, the principal amount will accrue interest at a rate of 10% per annum and will be payable monthly. All principal and accrued interest shall be due and payable on January 8, 2024, unless extended as provided. All or part of the Hau Promissory Note can be converted into our common stock at a conversion price of $9.32 per share from time to time following the issuance date and ending on the maturity date. In March 2024, the Hau Promissory Note, along with accrued interest, was converted into 54,132 shares of our common stock.

In February 2022, we completed a registered direct offering with an accredited investor pursuant to which we issued an aggregate of 55,000 shares of our common stock and 113,713 pre-funded warrants to purchase shares of our common stock, with an exercise price of $0.02 per share. In a concurrent private placement, we sold unregistered pre-funded warrants to purchase an aggregate of 64,499 shares of common stock with an exercise price of $0.02 per share and issued unregistered five year and six month warrants to purchase an aggregate of 233,202 shares of common stock with an exercise price of $22.80. The net cash proceeds from these offerings were approximately $5.0 million after deduction of underwriting fees and other offering expenses.

At December 31, 2023, we had cash and cash equivalents of approximately $6.8 million, which we believe is sufficient to fund our planned operations into the second quarter of 2025. We will require additional funds to finance our operations. We are exploring several financing and strategic alternatives; however, there can be no assurance that our efforts will be successful.

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenues

	For the Years ended December 31,
	2023	2022	Change
	(in thousands)
Revenue:
License revenue	$1	$60	$(59)
Grant revenue	183	497	(314)
Total revenue	$184	$557	$(373)

License revenues for the year ended December 31, 2023 consisted of royalties received on sales of Probuphine by Knight in Canada. License revenues for the year ended December 31, 2022 consisted primarily of an upfront license payment of approximately $50,000 related to the use of our ProNeura technology for ophthalmic use and royalties received on sales of Probuphine by Knight in Canada.

The decrease in grant revenue was primarily due to decreased activities related to the NIDA grant for the development of a Nalmefene implant and the Bill & Melinda Gates Foundation grant.

Operating Expenses

	For the Years ended December 31,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$1,913	$4,758	$(2,845)
General and administrative	5,548	6,034	(486)
Total operating expenses	$7,461	$10,792	$(3,331)

The decrease in research and development costs was primarily associated with reduced activities related to non-clinical studies required for the IND submission as part of our NIDA grant for the development of a Nalmefene implant, decreases in expenses related to initial non-clinical proof of concept studies related to our TP-2021 implant program and decreases in research and development personnel-related costs and other expenses following our December 2022 reduction in our workforce. Other research and development expenses include internal operating costs such as research and development personnel-related expenses, non-clinical and clinical product development related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this document, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates. However, we anticipate that our research and development expenses will increase as we continue our current or any future development programs to the extent these costs are not supported through grants or partners.

The decrease in general and administrative expenses was primarily related to decreases in legal and other professional fees. This was partially offset by increases in employee-related expenses, non-cash stock-based compensation and Director fees.

Other Expenses, Net

	For the Years ended December 31,
	2023	2022	Change
	(in thousands)
Other income (expense):
Interest income, net	$5	$53	$(48)
Other expense, net	(52)	(24)	(28)
Gain on asset sale	1,755	-	1,755
Other income, net	$1,708	$29	$1,679

Net Loss and Net Loss per Share

Our net loss applicable to common stockholders for the year ended December 31, 2023 was approximately $5.6 million, or approximately $7.41 per share, compared to our net loss continuing operations applicable to common stockholders of approximately $10.2 million, or approximately $15.19 per share, for the comparable period in 2022.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements, and we have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

(a) Evaluation of Disclosure Controls and Procedures: Our principal executive and financial officers reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were not effective for the timely provision of material information relating to Titan, as required to be disclosed in the reports we file under the Exchange Act due to the identification of a material weakness in internal control over financial reporting described below in the Item 9A.

Notwithstanding the conclusion by principal executive and financial officers that the disclosure controls and procedures as of December 31, 2023 were not effective and the material weakness identified in internal controls over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States (US GAAP).

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management overrides. Due to such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for Titan.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of Titan’s internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. Our management identified a deficiency in our internal control over financial reporting that gave rise to a material weakness. The deficiency primarily related to limited finance and accounting staffing levels not commensurate with our complexity and our financial accounting and reporting requirements. We underwent organizational changes in 2023 and 2022, including multiple reductions in workforce and operate with a very lean finance and accounting department. This limited staffing resulted in a lack of resources to fully monitor and operate our internal controls over financial reporting as of December 31, 2023, resulting in a deficiency being discovered during our annual auditing process.

Management discovered a material weakness in our internal controls over financial reporting which resulted in the misclassification of issuance costs of approximately $0.4 million related to the issuance of preferred stock during the three months ended September 30, 2023.

Remediation Activities

Management continues to evaluate the material weakness discussed above, has created a remediation plan that it has already begun implementing and continues to finalize that plan's implementation. For example, we will be hiring a new Chief Financial Officer to oversee our controls environment and continue to utilize a Sarbanes-Oxley compliance firm to assist in testing and implementing additional controls and procedures in our finance and accounting department. We have corrected the deficiency discovered during our annual audit process prior to the filing of this annual report. However, assurance as to when all remediation efforts will be complete cannot be provided and the material weakness cannot be considered remedied until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management cannot provide assurances that the measures that have been taken to date, and are continuing to be implemented, will be sufficient to remediate the material weakness identified or to avoid potential future material weaknesses.

(c) Changes in Internal Control Over Financial Reporting: Other than with respect to the ongoing remediation efforts described above, there were no other changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Securities Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are smaller reporting company and a non-accelerated filer, and therefore our independent registered public accounting firm has not issued a report on the effectiveness of internal control over financial reporting.

Item 9B.	Other Information.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended December 31, 2023, as such terms are defined under Item 408(a) or Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below are the name, age and position and a brief account of the business experience of each of our executive officers and directors:

Name	Age	Office	Director Since
David E. Lazar	33	Chief Executive Officer,	August 2022
Katherine Beebe DeVarney, Ph.D.	63	President, Chief Operating Officer and Director	December 2019
Avraham Ben-Tzvi, Adv. (3)	53	Director	August 2022
Brynner Chiam	46	Director	October 2023
Eric Greenberg (1)(2)(3)	59	Director	August 2022
Matthew C. McMurdo, Esq.(1)(2)(3)	52	Director	August 2022
David Natan (1)(2)	70	Director	August 2022
Dato’ Seow Gim Shen	41	Chairman of the Board	October 2023

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the nominating and governance committee

David E. Lazar has served as the Chief Executive Officer of Custodian Ventures LLC, a company which specializes in assisting distressed public companies through custodianship, since February 2018, and Activist Investing LLC, an actively managed investment fund, since March 2018. Previously, Mr. Lazar served as Managing Partner at Zenith Partners International Inc., a boutique consulting firm, from July 2012 to April 2018. In his role as Chief Executive Officer of Custodian Ventures LLC, Mr. Lazar has successfully served as a custodian to numerous public companies across a wide range of industries, including without limitation, C2E Energy, Inc. (OTCMKTS: OOGI), China Botanic Pharmaceutical Inc. (OTCMKTS: CBPI), One 4 Art Ltd., Romulus Corp., Moveix, Inc., Arax Holdings Corp. (OTCMKTS: ARAT), ESP Resources, Inc. (OTCMKTS: ESPIQ), Adorbs, Inc., Exobox Technologies Corp. (OTCMKTS: EXBX), Petrone Worldwide, Inc. (OTCMKTS: PFWIQ), Superbox, Inc. (OTCMKTS: SBOX), Sino Green Land Corp. (OTCMKTS: SGLA), SIPP International Industries, Inc. (OTCMKTS: SIPN), Cereplast, Inc. (OTCMKTS: CERPQ), Energy 1 Corp. (OTCMKTS: EGOC), ForU Holdings, Inc. (OTCMKTS: FORU), China Yanyuan Yuhui National Education Group, Inc. (OTCMKTS: YYYH), Pan Global Corp. (OTCMKTS: PGLO), Shengtang International, Inc. (OTCMKTS: SHNL), Alternaturals, Inc. (OTCMKTS: ANAS), USA Recycling Industries, Inc. (OTCMKTS: USRI), Tele Group Corp., Xenoics Holdings, Inc. (OTCMKTS: XNNHQ), Richland Resources International Group, Inc. (OTCMKTS: RIGG), AI Technology Group, Inc., Reliance Global Group, Inc. (NASDAQ: RELI), Melt, Inc., Ketdarina Corp., 3D MarkerJet, Inc. (OTCMKTS: MRJT), Lvpai Group Ltd., Gushen, Inc., FHT Future Technology Ltd., Inspired Builders, Inc., Houmu Holdings Ltd. (OTCMKTS: HOMU), Born, Inc. (OTCMKTS: BRRN), Changsheng International Group Ltd., Sollensys Corp. (OTCMKTS: SOLS), Guozi Zhongyu Capital Holdings Co. (OTCMKTS: GZCC) and Cang Bao Tian Xia International Art Trade Center, Inc. Mr. Lazar has been serving as the Chief Executive Officer and Chairman of Minim, Inc. since January 2024 and as the Chief Executive Officer and Chairman of OpGen, Inc. since March 2024 Based on Mr. Lazar’s diverse knowledge of financial, legal and operations management, public company management, accounting, audit preparation, due diligence reviews and SEC regulations, our Board believes that Mr. Lazar has the appropriate set of skills to serve as a member of the Board.

Katherine Beebe DeVarney, Ph.D. joined Titan in February 2007 and currently serves as our President and Chief Operating Officer. She has been a member of the Board since December 2019. During her 17 years with us, she has served in various scientific and medical research and development capacities, with primary responsibility for oversight of our product research and development, Regulatory Affairs, and Medical Affairs. Dr. Beebe DeVarney has 28 years of experience as a Neuroscientist in the pharmaceutical industry, including positions of increasing responsibility with SmithKline Beecham, GlaxoSmithKline, Merck, and Corcept Therapeutics. Prior to her pharmaceutical career, Dr. Beebe DeVarney was a hospital-based clinician and worked in academic medicine for 10 years. She received her Ph.D. in Clinical Neuropsychology from George Mason University and completed a two-year post-doctoral fellowship at Graduate Hospital and the University of Pennsylvania. Based on Dr. Beebe DeVarney’s extensive knowledge of the medical, research, and regulatory requirements of product development programs, our Board believes that Dr. Beebe DeVarney has the appropriate set of skills to serve as member of the Board.

Avraham Ben-Tzvi, Adv. is the Founder of ABZ Law Office, a boutique Israeli law firm specializing in outsourced general counsel services for publicly traded as well as private companies and corporations, Investments & Securities Laws, Commercial Law & Contracts and various civil law matters, which he established in January 2017. Mr. Ben-Tzvi served as Chief Legal Officer and General Counsel of Purple Biotech Ltd. (formerly Kitov Pharma Ltd.) (NASDAQ/TASE: PPBT), a clinical-stage company advancing first-in-class therapies to overcome tumor immune evasion and drug resistance, from November 2015 until April 2020. Prior to that, Mr. Ben-Tzvi served as General Counsel and Company Secretary at Medigus Ltd. (NASDAQ/TASE: MDGS), a minimally invasive endosurgical tools medical device and miniaturized imaging equipment company, from April 2014 until November 2015. Mr. Ben-Tzvi is a member of the Israel Bar Association and is also licensed as a Notary by the Israeli Ministry of Justice. Prior to that he served as an attorney at one of Israel’s leading international law firms where, amongst other corporate and commercial work, he advised companies and underwriters on various offerings by Israeli companies listing in the United States and on various SEC related filings. Prior to becoming a lawyer, Mr. Ben-Tzvi worked in a number of business development, corporate finance and banking roles at companies in the financial services, lithium battery manufacturing and software development industries. Mr. Ben-Tzvi holds a B.A., magna cum laude, in Economics from Yeshiva University in New York and an LL.B., magna cum laude with Honors from Sha’arei Mishpat College of Law in Hod HaSharon, Israel. Based on Mr. Ben-Tzvi’s extensive legal experience and knowledge in the fields of civil-commercial law and corporate and securities law, and his previous public company and commercial business experience, our Board believes that Mr. Ben-Tzvi has the appropriate set of skills to serve as a member of the Board.

Brynner Chiam currently serves as Vice President of Finance and Tax at Black Chamber Management, a shared service company which provides outsourcing services to related companies as well as third parties, since November 2020, where he is responsible for all aspects of planning, implementing and managing financing activities for the company and its clients. From February 2014 to October 2020, Mr. Chiam served as a Director for Tricor Taxand, a professional tax firm and independent tax adviser specializing in providing tax-related services to its clients. Mr. Chiam is a member of the Chartered Tax Institute of Malaysia and has over 20 years of experience as a tax consultant and tax practitioner. He received his Bachelor of Business Studies (Accountancy) from Massey University in New Zealand. Based on Mr. Chiam’s experience, our Board believes that Mr. Chiam has the appropriate set of skills to serve as a member of the Board.

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

Matthew C. McMurdo, Esq. currently serves as Managing Member of McMurdo Law Group, LLC, a corporate law practice, since 2010. Previously, Mr. McMurdo was a Partner at Nannarone & McMurdo, LLP, a boutique law firm, from 2008 to 2010. In addition, Mr. McMurdo served as General Counsel of Berkley Asset Management LLC, the general partner of a real estate fund focused on opportunistic and distressed real estate assets, from 2011 to 2013. On December 28, 2023, Mr. McMurdo was appointed to the board of directors of Minim, Inc. (NASDAQ: MINM), where he serves on the compensation and nominating committees. On March 25, 2024, Mr. McMurdo was appointed to the board of directors of OpGen, Inc. (NASDAQ: OPGN). Mr. McMurdo holds a B.S. in Finance from Lehigh University and a J.D., cum laude, from Benjamin N. Cardozo School of Law. Based on Mr. McMurdo’s extensive experience in corporate and securities law and advising many public companies on federal securities law, our Board believes that Mr. McMurdo has the appropriate set of skills to serve as a member of the Board.

David Natan currently serves as President and Chief Executive Officer of Natan & Associates, LLC, a consulting firm offering chief financial officer services to public and private companies in a variety of industries, since 2007. From February 2010 to May 2020, Mr. Natan served as Chief Executive Officer of ForceField Energy, Inc. (OTCMKTS: FNRG), a company focused on the solar industry and LED lighting products. From February 2002 to November 2007, Mr. Natan served as Executive Vice President of Reporting and Chief Financial Officer of PharmaNet Development Group, Inc., a drug development services company, and, from June 1995 to February 2002, as Chief Financial Officer and Vice President of Global Technovations, Inc., a manufacturer and marketer of oil analysis instruments and speakers and speaker components. Prior to that, Mr. Natan served in various roles of increasing responsibility with Deloitte & Touche LLP, a global consulting firm. Mr. Natan currently serves as a member of the Board of Directors and Chair of the Audit Committee of NetBrands Inc. f/k/a Global Diversified Marketing Group, Inc. (OTCMKTS: NBND), a manufacturer, marketer and distributor of food and snack products, since February 2021 and serves as a member of the Board of Directors and Chair of the Audit Committee of Sunshine Biopharma, Inc. (NASDAQ: SBFM), a pharmaceutical and nutritional supplement company, since February 2022. Additionally in November 2023 Mr. Natan was appointed to the board of directors and Audit Committee Chair of Minim, Inc. (NASDAQ: MINM). In December 2022 Mr. Natan was appointed to the board of Directors and Audit Committee Chair of Vivakor Inc. (NASDAQ: VIVK) and served until December 2023. Previously, Mr. Natan served as Chairman of the Board of Directors of ForceField Energy, Inc., from April 2015 to May 2020, and as a member of the Board of Directors of Global Technovations, Inc., from December 1999 to December 2001. Mr. Natan holds a B.A. in Economics from Boston University. Based on Mr. Natan’s extensive experience, our Board believes that Mr. Natan has the appropriate set of skills to serve as a member of the Board.

Dato’ Seow Gim Shen has over 15 years of experience in the IT development industry, with a focus on managing, leading and directing IT and software development projects from inception to execution. Mr. Shen serves as the Chairman of Prima Niaga Group, a privately held technology company focused on the distribution of electronic gadgets to Malaysian chain stores, since 2011. Mr. Shen currently serves as a director of several privately held companies in the IT development industry. He also serves as the Chairman of Zchwantech, a privately held IT services and consulting company focused on the integration of IT-related products and services for companies inside and outside of Malaysia, since 2017, and the Chairman of Blackwolf Technology, a privately held company specializing in providing software development and other IT-related services, since 2017. Mr. Shen received his Bachelor of Multimedia with Honors from Swinburne University of Technology in Melbourne, Australia. Based on Mr. Shen’s experience, our Board believes that Mr. Shen has the appropriate set of skills to serve as a member of the Board.

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

Board Leadership Structure

Currently, our principal executive officer is David E. Lazar and our chairman of the Board Dato’ Seow Gim Shen.

Code of Ethics

We adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) in February 2013 that applies to all directors, officers and employees. The Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K and is available on our website at www.titanpharm.com. A copy of our code of ethics will also be provided to any person without charge, upon written request sent to us at our offices located at 400 Oyster Point Blvd, Suite 505, South San Francisco, California 94080.

Changes in Director Nomination Process for Stockholders

None.

Item 11.	Executive Compensation

SUMMARY COMPENSATION TABLE

The following table provides information regarding the compensation paid during the years ended December 31, 2023 and 2022 to each of the executive officers named below, who are collectively referred to as “named executive officers” elsewhere in this report.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Options Awards ($)(1)	Stock Awards ($)(1)	All Other Compensation ($)	Total Compensation ($)
David Lazar	2023	$406,000		$1,015,000	$-	$52,180	$-	$1,473,180
Chief Executive Officer(4)	2022	$152,250		$-	$-	$-	$-	$152,250
Katherine Beebe DeVarney, Ph.D.	2023	$462,000	(3)	$-	$107,162	$32,947	$-	$602,109
President and Chief Operating Officer	2022	$308,000	(3)	$-	$54,340	$-	$-	$362,340
Marc Rubin, MD(2)	2023	$-		$-	$-	$-	$238,157	$238,157
Executive Chairman	2022	$204,083	(3)	$-	$57,582	$-	$164,583	$426,248

(1)	Amounts shown represent the grant date fair value computed in accordance with FASB ASC 718. The assumptions used by us with respect to the valuation of option grants and stock awards are set forth in Note 8. Stock Plans to the accompanying financial statements.
(2)	Dr. Rubin’s employment was terminated in August 2022. He was due to receive severance payments through July 2023. He received approximately $165,000 related to severance payments during 2022 and approximately $238,000 in 2023.
(3)	On June 15, 2022, we implemented a plan to reduce expenses and conserve capital that included a company-wide reduction in salaries and a scale back of certain operating expenses. The cost-savings measures are being undertaken to enable us to maintain sufficient resources as we work with our advisors on potential strategic alternatives for maximizing shareholder value. As part of the aforementioned plan, Dr. Rubin and Dr. Beebe DeVarney each agreed to waive 40% of their base salaries for six months. In 2023, the Board agreed to pay Dr. Beebe DeVarney $77,000 related to salaries deferred in 2022.
(4)	On December 14, 2022, we entered into an employment agreement with Mr. Lazar pursuant to which Mr. Lazar was hired to serve as our Chief Executive Officer, effective August 16, 2022.

Employee Benefits Plans

The principal purpose of our stock incentive plans is to attract, motivate, reward and retain selected employees, consultants and directors through the granting of stock-based compensation awards. The stock option plans provide for a variety of awards, including non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986 (the “Code”)), stock appreciation rights, restricted stock awards, performance-based awards and other stock-based awards.

2014 Incentive Plan

In February 2014, our Board adopted the 2014 Incentive Plan (“2014 Plan”), pursuant to which 30 shares of our common stock are currently authorized for issuance to employees, directors, officers, consultants and advisors. On December 31, 2023, options to purchase 30 shares of our common stock were outstanding under the 2014 Plan.

2015 Omnibus Equity Incentive Plan

In August 2015, our stockholders approved the 2015 Omnibus Equity Incentive Plan (“2015 Plan”). The 2015 Plan, as amended, authorizes a total of 125,000 shares of our common stock for issuance to employees, directors, officers, consultants and advisors. Awards representing 28,191 shares of our common stock have been released as of December 31, 2023. On December 31, 2023, options to purchase 93,059 shares of our common stock were outstanding under the 2015 Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2023.

	Option Awards
Name	Number of Securities Underlying Unexercised Awards (#) Exercisable	Number of Securities Underlying Unexercised Awards (#) Unexercisable	Exercise Price ($)	Expiration Date
Marc Rubin, M.D.	48	-	18,360.00	02/02/2026
	20	-	14,040.00	02/13/2027
	48	-	3,492.00	03/07/2028
	139	-	1,050.00	4/2/2029
	7,500	-	80.40	2/10/2031
	3,250	-	23.60	01/05/2032

Katherine Beebe DeVarney, Ph.D.	8	-	11,880.00	3/16/2025
	12	-	931.68	12/14/2025
	12	-	931.68	2/13/2027
	48	-	3,492.00	3/7/2028
	7,500	-	80.40	2/10/2031
	5,000	-	26.20	9/15/2032
	2,750	-	23.60	01/05/2032

In January 2022, Dr. Rubin and Dr. Beebe DeVarney were granted options to purchase 3,250 and 2,750 shares of common stock, respectively. The options were to vest over 24 months with 50% of the awarded options vesting on the six-month anniversary of the grant date with the remaining balance vesting over the remaining eighteen months.

On August 15, 2022, the Special Meeting was held at the request of Activist to increase the size of our Board from five members to eleven members and to elect Activist’s slate of six nominees to serve as directors in addition to the existing five Board members. As a result of the change of control, all unvested options granted under the 2015 Plan prior to August 15, 2022, immediately became vested.

On September 15, 2022, the Board granted Dr. Beebe DeVarney, subject to the receipt of stockholder approval received in June 2023, options to purchase 5,000 shares of common stock at an exercise price of $26.20 per share, such price being the closing price of our common stock and the fair market value as defined under the 2015 Plan on the September 15, 2022 grant date. The options vested in twelve equal monthly allotments through the first anniversary of the grant date.

There were no options exercised by our named executive officers during 2023.

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

Employment Agreements

In November 2018, we entered into an employment agreement with Dr. Beebe DeVarney providing for a base annual salary of $365,000. The employment agreement contains the following terms:

●	Bonuses. The executive may, at the sole discretion of the Board or the compensation committee, be considered for an annual bonus of up to 50% of her then base salary, payable in cash or awards under our equity incentive plan.

●	Term; Termination. The Employment Agreement may be terminated by us for any reason at any time. In the event of termination by us without cause or by the executive for good reason or in connection with a change of control, as those terms are defined in such agreements, the executive is entitled to (i) severance in the form of continuation of the employee’s base salary for 12 months following the termination date, (ii) a pro rata portion of any annual bonus, (iii) 12 months of COBRA payments, and (iv) the immediate accelerated vesting of any unvested restricted shares and stock options.

●	Restrictive Covenants. The Employment Agreement contains six-month post-termination noncompetition and non-solicitation provisions.

In February 2021, Dr. Beebe DeVarney’s employment agreement was amended to provide for an annual base salary of $385,000. All other agreement terms remain substantially the same.

On August 2, 2022, the compensation committee of the Board implemented a retention plan (the “Retention Plan”) in recognition of the change in the composition of the Board following the Special Meeting on August 15, 2022. The purpose of the Retention Plan was to help ensure a smooth transition, including the continuation of service by our current employees and directors following the Special Meeting, while the newly reconstituted Board explores and evaluates strategic alternatives to maximize the value of our assets and enhance stockholder value.

As part of the Retention Plan, the employment agreement with Dr. Beebe DeVarney was amended to (i) accelerate the vesting of her options following the reconstitution of the Board; and (ii) remove from the definition of “Good Reason” the current proviso that a change in the executive’s title would not necessarily constitute Good Reason. All other agreement terms remained substantially the same.

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

DIRECTOR COMPENSATION

Summary of Director Compensation

The following table summarizes compensation that our non-employee directors earned during the years ended December 31, 2023 and 2022 for services as members of our Board.

Name	Year	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Joseph A. Akers (2)(3)	2023	$30,000		-	$107,162	-	-	-		$137,162
	2022	62,500	(4)	-	8,859	-	-	-		71,359

Avraham Ben-Tzvi (6)	2023	55,625		32,947	138,335	-	-	13,000	(5)	239,907
	2022	24,375	(4)	-	-	-	-	-		24,375

Peter L. Chasey (7)(8)	2023	43,542		32,947	138,335	-	-	13,000	(5)	227,824
	2022	20,625	(4)	-	-	-	-	-		20,625

Brynner Chiam (9)	2023	9,375		-	-	-	-	-		9,375

Eric Greenberg(10)	2023	59,792		32,947	138,335	-	-	13,000	(5)	244,074
	2022	22,500	(4)	-	-	-	-	-		22,500

M. David MacFarlane (2)(11)	2023	30,312		-	107,162	-	-	-		137,474
	2022	61,250	(4)	-	8,859	-	-	-		70,109

Matthew C. McMurdo (12)	2023	54,792		32,947	138,335	-	-	13,000	(5)	239,074
	2022	18,750	(4)	-	-	-	-	-		18,750

James R. McNab, Jr. (13)	2023	31,250		-	107,162	-	-	-		138,412
	2022	62,500	(4)	-	8,859	-	-	-		71,359

David Natan(14)	2023	66,875		32,947	138,335	-	-	13,000	(5)	251,157
	2022	23,438	(4)	-	-	-	-	-		23,438

Dato’ Seow Gim Shen (9)	2023	9,375		-	-	-	-	-		9,375

(1)	Amounts shown represent the grant date fair value computed in accordance with FASB ASC 718. The assumptions used by us with respect to the valuation of option grants and stock awards are set forth in Note 8. Stock Plans to the accompanying financial statements.
(2)	Did not stand for re-election at the June 2023 Shareholder meeting.
(3)	The aggregate number of option awards held at December 31, 2023 was 5,512.
(4)	The amounts reported in the “Fees Earned or Paid in Cash” column includes directors fees earned for 2022 that were deferred to 2023 at the director’s election.
(5)	Payments made to subsidize taxes due on stock awards.
(6)	The aggregate number of option awards held at December 31, 2023 was 6,250.
(7)	Resigned from the Board in October 2023
(8)	The aggregate number of option awards held at December 31, 2023 was 6,250.
(9)	Joined the Board in October 2023
(10)	The aggregate number of option awards held at December 31, 2023 was 6,250.
(11)	The aggregate number of option awards held at December 31, 2023 was 5,513.
(12)	The aggregate number of option awards held at December 31, 2023 was 6,250.
(13)	The aggregate number of option awards held at December 31, 2023 was 5,512.
(14)	The aggregate number of option awards held at December 31, 2023 was 6,250.

The above table includes options granted to certain directors on August 15, 2022 and September 15, 2022, which were conditioned on the approval by our stockholders of an increase in the authorized number of shares available for issuance under the 2015 Plan, which approval was received in June 2023.

There were no options exercised by members of our Board during 2023.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 25, 2024, the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (ii) each director and director nominee; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. As of March 25, 2024, we had 914,234 shares of common stock issued and outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated. All share and per share data in this report gives retroactive effect to a 1-for-20 reverse stock split effected on January 9, 2024.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)	Percent of Shares Beneficially Owned
Kate Beebe DeVarney, Ph.D.(3)	18,653	2.0%
Avraham Ben-Tzvi(4)	9,563	1.0%
Brynner Chiam	-	* %
Eric Greenberg(5)	9,563	1.0%
David E. Lazar	5,000	* %
Matthew C. McMurdo(6)	9,563	1.0%
David Natan(7)	9,563	1.0%
Dato’ Seow Gim Shen(8)	150,087	16.4%
Choong Choon Hau(9)	241,531	26.4%
All executive officers and directors as a group (8) persons(10)	211,992	22.2%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of such individual is c/o Titan Pharmaceuticals, Inc., 400 Oyster Point Boulevard, Suite 505, South San Francisco, California 94080.
(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of a person, shares of our common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 25, 2024 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.
(3)	Includes 15,332 shares issuable upon exercise of outstanding options.
(4)	Includes 6,250 shares issuable upon exercise of outstanding options.
(5)	Includes 6,250 shares issuable upon exercise of outstanding options.
(6)	Includes 6,250 shares issuable upon exercise of outstanding options.
(7)	Includes 6,250 shares issuable upon exercise of outstanding options.
(8)	In September 2023, we entered into a Securities Purchase Agreement with The Sire Group Ltd. (“Sire Group” or the “Investor”), pursuant to which we agreed to issue 950,000 shares of our Series AA Convertible Preferred Stock, par value $0.001 per share (the “Series AA Preferred Stock”) to Sire Group. Each share of Series AA Preferred Stock is convertible, at the holder’s option at any time, into shares of our common stock, subject to limitations that prevent the Investor from acquiring the lower of either (i) the maximum percentage of common stock permissible under the rules and regulations of The Nasdaq Stock Market without first obtaining the approval of our stockholders or (ii) 19.99% of our outstanding common stock as of the date of such Securities Purchase Agreement. The amount in the table reflects the number of shares that the Investor may own at any one time following the conversion of the Series AA Preferred Stock, without first obtaining the approval of our stockholders. By virtue of his sole ownership of Sire Group, Dato’ Seow Gim Shen may be deemed to be the beneficial owner of these shares.
(9)	This information is based solely on a Schedule 13D filed by Choong Choon Hau on July 20, 2023. In addition, in August 2023, we issued a convertible promissory note to Mr. Hau. In March 2024, the principal balance and accrued interest of the convertible promissory note were converted into 54,132 shares of our common stock at a conversion price of $9.32 per share.
(10)	Includes (i) 40,332 shares issuable upon exercise of outstanding options and (ii) 182,755 shares issuable upon conversion of preferred stock held by our executive officers and directors listed above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions.

In July 2023, we received $250,000 in funding in exchange for the issuance of an unsecured promissory note for that principal amount to David E. Lazar, our Chief Executive Officer and prior chairman of our Board of Directors (the “Lazar Promissory Note”). Pursuant to the Lazar Promissory Note, the principal amount accrued interest at a rate of the Prime Rate + 2.00% per annum, and all principal and accrued interest were due and payable on the earlier of January 1, 2024 or such time as we receive debt or equity financing or proceeds in excess of $500,000 from the aforementioned transaction with Fedson. The loan was paid off in September 2023.

In August 2023, we received $500,000 in funding in exchange for the issuance of the “Hau Promissory Note. Pursuant to the Hau Promissory Note, the principal amount accrues interest at a rate of 10% per annum and is payable monthly. All principal and accrued interest was due and payable on January 8, 2024, unless extended as provided. All or part of the Hau Promissory Note can be converted into our common stock at a conversion price of $9.32 per share from time to time following the issuance date and ending on the maturity date. In March 2024, the Hau Promissory Note, along with accrued interest, was converted into 54,132 shares of our common stock.

In September 2023, we entered into a Securities Purchase Agreement with Sire Group, pursuant to which we agreed to issue 950,000 shares of our Series AA Preferred Stock to Sire Group at a price of $10.00 per share, for an aggregate purchase price of $9.5 million. The purchase price consisted of (i) $5.0 million in cash at closing and (ii) $4.5 million in the form of a promissory note from Sire Group which was paid off in September 2023.

During the years ended December 31, 2023 and 2022, we made payments related to legal fees of approximately $109,000 and $75,000, respectively, to a law firm operated by one of our Board members.

Independence of Directors

The following members of our Board meet the independence requirements and standards currently established by the Nasdaq: Brynner Chiam, Eric Greenberg, Matthew C. McMurdo, David Natan and Dato’ Seow Gim Shen.

Board Committees

Our Board has established the following three standing committees: audit committee; compensation committee; and nominating and governance committee, or governance committee.

The audit committee was formed in compliance with Section 3(a)(58)(A) of the Exchange Act and consists of Eric Greenberg, Matthew C. McMurdo, and David Natan (chair), each of whom meets the independence requirements and standards currently established by Nasdaq and the SEC. In addition, the Board has determined that Mr. Natan is an “audit committee financial expert” and “independent” as defined under the relevant rules of the SEC and Nasdaq. The audit committee assists the Board by overseeing the performance of the independent auditors and the quality and integrity of Titan’s internal accounting, auditing and financial reporting practices. The audit committee is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees. The audit committee met four times during the fiscal year ended December 31, 2023.

The compensation committee makes recommendations to the Board concerning salaries and incentive compensation for our officers, including our Principal Executive Officer, and employees and administers our stock option plans. The compensation committee consists of Eric Greenberg, Matthew C. McMurdo (chair) and David Natan, each of whom meets the independence requirements and standards currently established by Nasdaq. The compensation committee met three times during the fiscal year ended December 31, 2023.

The purpose of the nominating and governance committee is to assist the Board in identifying qualified individuals to become Board members, in determining the composition of the Board and in monitoring the process to assess Board effectiveness. The nominating and governance committee first considers a candidate’s management experience and then considers issues of judgment, background, stature, conflicts of interest, integrity, ethics, and commitment to the goal of maximizing stockholder value when considering director candidates. The nominating and governance committee also focuses on issues of diversity, such as diversity of gender, race and national origin, education, professional experience, and differences in viewpoints and skills. The nominating and governance committee does not have a formal policy with respect to diversity; however, our Board and the nominating and governance committee believe that it is essential that the directors represent diverse viewpoints. In considering candidates for our Board, the nominating and governance committee considers the entirety of each candidate’s credentials in the context of these standards The nominating and governance committee consists of Avraham Ben-Tzvi (chair), Eric Greenberg, and Matthew C. McMurdo, each of whom meets the independence requirements and standards currently established by Nasdaq. The nominating and governance committee met two times during the fiscal year ended December 31, 2023.

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

Board Meetings

Our business affairs are managed under the direction of our Board, which is currently comprised of seven (7) members. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling and direction to our management. During the fiscal year ended December 31, 2023, the Board met 53 times and did not take action by written consent. With the exception of Mr. Shen, no director attended fewer than 75% of the meetings of the Board and Board committees of which the director was a member.

Item 14.	Principal Accounting Fees and Services.

Aggregate fees billed by WithumSmith+Brown (“Withum”) an independent registered public accounting firm, during the fiscal years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Audit Fees	$330,160	$301,079
Tax Fees	47,432	45,720
Total	$377,592	$346,799

Audit Fees — This category includes aggregate fees billed by our independent auditors for the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years, including consents and comfort letters.

Tax Fees — This category consists of professional services rendered for tax compliance and preparation of our corporate tax returns and other tax advice.

All Other Fees — During the years ended December 31, 2023 and 2022, Withum did not incur any fees for other professional services.

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

None

TITAN PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Titan Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Titan Pharmaceuticals, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 12 to the financial statements, the Company restated its 2023 quarterly information for an error in the accounting for stock issuance costs.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Going Concern

Description of Matter

As described further in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit, and expects its operating losses to continue for the foreseeable future. Based on management’s assessment, the Company concluded at the date of filing of the financial statements there is sufficient cash to fund operations for the next 12 months without the need to raise additional funds.

Auditing management’s conclusions about whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued is subjective and requires especially challenging auditor judgment.

How We Addressed the Matter in Our Audit

We obtained an understanding of controls over the Company’s process for determining their ability to continue as a going concern. We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination. Our audit procedures related to considering whether the results of our audit procedures, when considered in the aggregate, indicate whether there is substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time included the following procedures, among other procedures:

●	Evaluated the financial condition of the Company, including liquidity sources as of the date of the auditor’s opinion (the “assessment date”).

●	Examined and evaluated underlying evidence with respect to this assessment date evaluation.

●	Evaluated conditional and unconditional obligations due or anticipated to become due during the period of 12 months from the date of the filing of these financial statements (the “look forward period”) and examined and evaluated the underlying evidence with respect to this evaluation.

●	Evaluated the Company’s assessment of its cash flows during the look forward period and examined and evaluated underlying evidence with respect to this evaluation.

●	Inquired of Company management as to whether there are any other adverse conditions or events which could raise substantial doubt regarding the Company’s ability to continue as a going concern and evaluated such events.

●	Performed an assessment regarding management’s plans to alleviate substantial doubt regarding the Company’s ability to continue as a going concern and examined and evaluated underlying evidence with respect to this assessment.

●	Evaluated the adequacy of the Company’s financial statements disclosures regarding liquidity and going concern to determine such disclosures were in accordance with U.S. generally accepted accounting principles.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2004.

East Brunswick, New Jersey

April 1, 2024

PCAOB ID Number 100

TITAN PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,
	2023	2022
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$6,760	$2,937
Restricted cash	13	196
Receivables	46	36
Notes receivable	1,000	-
Inventories	-	106
Prepaid expenses and other current assets	199	314
Discontinued operations - current assets	-	14
Total current assets	8,018	3,603
Property and equipment, net	5	224
Other assets	-	48
Operating lease right-of-use asset	63	183
Total assets	$8,086	$4,058
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$348	$695
Note payable to related party	500	-
Other accrued liabilities	519	1,488
Operating lease liability, current	65	122
Deferred grant revenue	12	196
Discontinued operations - current liabilities	-	129
Total current liabilities	1,444	2,630
Operating lease liability, non-current	-	65
Total liabilities	1,444	2,695

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, at amounts paid-in, $0.001 par value per share; 5,000,000 shares authorized, 950,000 shares issued and outstanding at December 31, 2023 and no shares issued and outstanding at December 31, 2022.	1	-
Common stock, at amounts paid-in, $0.001 par value per share; 225,000,000 shares authorized 781,503 and 750,815 shares issued and outstanding at December 31, 2023 and 2022, respectively.	1	1
Additional paid-in capital	398,470	387,623
Accumulated deficit	(391,830)	(386,261)
Total stockholders’ equity	6,642	1,363
Total liabilities and stockholders’ equity	$8,086	$4,058

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	For the Years ended December 31,
	2023	2022
	(In thousands, except per share data)
Revenue:
License revenue	$1	$60
Grant revenue	183	497
Total revenues	184	557
Operating expenses:
Research and development	1,913	4,758
General and administrative	5,548	6,034
Total operating expenses	7,461	10,792
Loss from operations	(7,277)	(10,235)
Other income (expense):
Interest income, net	5	53
Other expense, net	(52)	(24)
Gain on asset sale	1,755	-
Other income, net	1,708	29
Net loss	$(5,569)	$(10,206)
Basic and diluted net loss per common share	$(7.41)	$(15.19)
Weighted average shares used in computing basic and diluted net loss per common share	752	672

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	-	$-	496	$1	$381,192	$(376,055)	$5,138
Net loss	-	-	-	-	-	(10,206)	(10,206)
Issuance of common stock, net	-	-	58	-	5,030	-	5,030
Issuance of common stock upon exercise of warrants	-	-	178	-	4	-	4
Amortization of restricted stock	-	-	19	-	450	-	450
Stock-based compensation	-	-	-	-	947	-	947
Balances at December 31, 2022	-	$-	751	$1	$387,623	$(386,261)	$1,363
Net loss	-	-	-	-	-	(5,569)	(5,569)
Issuance of preferred stock, net	950	1	-	-	9,499	-	9,500
Release of unrestricted stock	-	-	28	-	-	-	-
Amortization of restricted stock	-	-	3	-	25	-	25
Stock-based compensation	-	-	-	-	1,323	-	1,323
Balances at December 31, 2023	950	$1	782	$1	$398,470	$(391,830)	$6,642

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net loss	$(5,569)	$(10,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112	196
Gain on sale of assets	(1,755)	-
Stock-based milestone payment	-	50
Stock-based compensation	1,013	947
Amortization of restricted stock	25	450
Other	(2)	2
Changes in operating assets and liabilities:
Receivables	(10)	76
Inventory	-	187
Prepaid expenses and other assets	177	164
Accounts payable	(476)	(751)
Other accrued liabilities	(423)	801
Deferred revenue	(184)	(99)
Net cash used in operating activities	(7,092)	(8,183)

Cash flows from investing activities:
Cash proceeds from sale of assets	734	-
Purchases of furniture and equipment	(2)	-
Net cash provided by investing activities	732	-

Cash flows from financing activities:
Proceeds from equity offerings	-	4,980
Proceeds from issuance of preferred stock	9,500	-
Proceeds from short-term loans	750	-
Payments on short-term loans	(250)	-
Proceeds from the exercise of warrants	-	4
Net cash provided by financing activities	10,000	4,984

Net change in cash, cash equivalents and restricted cash	3,640	(3,199)
Cash, cash equivalents and restricted cash at beginning of year	3,133	6,332
Cash, cash equivalents and restricted cash at end of year	$6,773	$3,133

Supplemental disclosure of cash flow information:
Interest paid	$21	$-
Inventory transferred with sale of assets	$106	$-
Property and equipment, net, transferred with sale of assets	$109	$-
Notes receivable received in connection with sale of assets	$1,000	$-
Other accrued liabilities transferred with sale of assets	$236	$-
Other accrued liabilities related to stock-based compensation	$310	$-

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows (in thousands):

	2023	2022
Cash and cash equivalents	$6,760	$2,937
Restricted cash	$13	$196
Cash, cash equivalents and restricted cash as shown in the statements of cash flows	$6,773	$3,133

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

The Company

We are a pharmaceutical company developing therapeutics utilizing the proprietary long-term drug delivery platform, ProNeura®, for the treatment of select chronic diseases for which steady state delivery of a drug has the potential to provide an efficacy and/or safety benefit. ProNeura consists of a small, solid implant made from a mixture of ethylene-vinyl acetate (“EVA”) and a drug substance. The resulting product is a solid matrix that is designed to be administered subdermally in a brief, outpatient procedure and is removed in a similar manner at the end of the treatment period.

Our first product based on the ProNeura technology was Probuphine® (buprenorphine implant), which is approved in the United States, Canada and the European Union (“EU”) for the maintenance treatment of opioid use disorder in clinically stable patients taking 8 mg or less a day of oral buprenorphine. While Probuphine continues to be commercialized in the EU (as Sixmo™) by another company that had acquired the rights from Titan, we discontinued commercialization of the product in the United States during the fourth quarter of 2020 and subsequently sold the product in September 2023. Discontinuation of our commercial operations has allowed us to focus our limited resources on important product development programs and transition back to a product development company.

In December 2021, we announced our intention to work with our financial advisor to explore strategic alternatives to enhance stockholder value, potentially including an acquisition, merger, reverse merger, other business combination, sales of assets, licensing or other transaction. In June 2022, we implemented a plan to reduce expenses and conserve capital that included a company-wide reduction in salaries and a scale back of certain operating expenses to enable us to maintain sufficient resources as we pursued potential strategic alternatives. In July 2022, David Lazar and Activist Investing LLC (collectively, “Activist”) acquired an approximately 25% ownership interest in Titan, filed a proxy statement and nominated six additional directors, each of whom was elected to our board of directors (the “Board”) at a special meeting of stockholders held on August 15, 2022 (the “Special Meeting”). The exploration and evaluation of possible strategic alternatives by the Board has continued following the Special Meeting. Following the election of the new directors at the Special Meeting, Dr. Marc Rubin was replaced as our Executive Chairman, and David Lazar assumed the role of Chief Executive Officer. In connection with the termination of his employment as Executive Chairman, Dr. Rubin received aggregate severance payments of approximately $0.4 million. In December 2022, we implemented additional cost reduction measures including a reduction in our workforce. In June 2023, David Lazar sold his approximately 25% ownership interest in Titan to Choong Choon Hau. Mr. Lazar remains the Company’s Chief Executive Officer.

On September 1, 2023, (the “Closing Date”), we closed on the sale of certain ProNeura assets, including our portfolio of drug addiction products, in addition to other early development programs based on the ProNeura drug delivery technology (the “ProNeura Assets”). In July 2023, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Fedson, Inc., a Delaware corporation (“Fedson”) for the sale of the ProNeura Assets. Our addiction portfolio consisted of the Probuphine and Nalmefene implant programs. The ProNeura Assets constituted only a portion of our assets. In August 2023, we entered into an Amendment and Extension Agreement (the “Amendment”) to the Asset Purchase Agreement, pursuant to which Fedson agreed to purchase our ProNeura Assets for a purchase price of $2.0 million, consisting of (i) $500,000 in readily available funds, paid in full on the Closing Date, (ii) $500,000 in the form of a promissory note due and payable on October 1, 2023 (the “Cash Note”) and (iii) $1,000,000 in the form of a promissory note due and payable on January 1, 2024 (the “Escrow Note”). We will also be eligible to receive potential milestone payments of up to $50 million on future net sales of the products and certain royalties on future net sales of the products. As further consideration, Fedson assumed all liabilities related to a pending employment claim against us. On the Closing Date, Fedson delivered a written guaranty by a principal of Fedson of all of Fedson’s obligations under both the Cash Note and Escrow Note. The Cash Note included provisions, which Fedson has exercised, allowing Fedson to extend the payment of the Cash Note to November 1, 2023 and again to December 1, 2023 upon payment of $5,000 for each extension. The Cash Note and Escrow Note were paid in December 2023 and January 2024, respectively. We received the funds from the escrow account in February 2024.

All share and per share amounts give retroactive effect to a 1-for-20 reverse stock split effected on January 9, 2024. See Note 13. Subsequent Events.

The accompanying financial statements have been prepared assuming we will continue as a going concern.

At December 31, 2023, we had cash and cash equivalents of approximately $6.8 million, which we believe is sufficient to fund our planned operations into the second quarter of 2025. We will require additional funds to finance our operations. We are exploring several financing and strategic alternatives; however, there can be no assurance that our efforts will be successful.

Discontinued Operations

In October 2020, we announced our decision to discontinue selling Probuphine in the United States and wind down our commercialization activities, and to pursue a plan that will enable us to focus on our current, early-stage ProNeura-based product development programs.

The accompanying financial statements have been recast for all periods presented to reflect the assets, liabilities, revenue and expenses related to our U.S. commercialization activities as discontinued operations (see Note 10. Discontinued Operations). The accompanying financial statements are generally presented in conformity with our historical format. We believe this format provides comparability with the previously filed financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Going concern assessment

We assess going concern uncertainty in our financial statements to determine if we have sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the financial statements are issued or available to be issued, which is referred to as the look-forward period as defined by Accounting Standard Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and its ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable those implementations can be achieved and we have the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15.

Based upon the above assessment, we concluded that, at the date of filing the financial statements in this Annual Report on Form 10-K for the year ended December 31, 2023, we had sufficient cash to fund our operations for the next 12 months without additional funds.

Inventories

Inventories are recorded at the lower of cost or net realizable value. Cost is based on the first in, first out method. We regularly review inventory quantities on hand and write down to its net realizable value any inventory that we believe to be impaired. The determination of net realizable value requires judgment, including consideration of many factors, such as estimates of future product demand, product net selling prices, current and future market conditions and potential product obsolescence, among others. The components of inventories are as follows:

December 31,
2022
Raw materials and supplies	$60
Finished goods	46
Total inventories	$106

Approximately $106,000 of raw materials and supplies and finished goods inventory at December 31, 2022 were sold to Fedson under the Asset Purchase Agreement in September 2023. We had no inventory at December 31, 2023.

Stock-Based Compensation

We recognize compensation expense using a fair-value based method, for all stock-based payments including stock options and restricted stock awards and stock issued under an employee stock purchase plan. These standards require companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. See Note 8. Stock Plans for a discussion of our stock-based compensation plans.

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

All investments with original maturities of three months or less are considered to be cash equivalents. We had money market funds of approximately $2.6 million as of December 31, 2022, included in our cash and cash equivalents. We had no money market funds included in our cash and cash equivalents as of December 31, 2023.

We maintain significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on our financial condition, results of operations, and cash flows.

On March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) announced that it had closed and taken control of Silicon Valley Bank. On March 13, 2023, pursuant to a joint statement released by the U.S. Department of the Treasury and the FDIC, the U.S. government reassured that all depositors were fully protected. We held deposits with this bank. As a result of the above actions, our insured and uninsured deposits were restored.

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

Revenue Recognition

We generate revenue principally from collaborative research and development arrangements, sales or licenses of technology, government grants, sales of Probuphine materials to Molteni and Knight, and prior to the discontinued operations, the sale of Probuphine in the United States. Consideration received for revenue arrangements with multiple components is allocated among the separate performance obligations based upon their relative estimated standalone selling price.

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

Grant Revenue

We have contracts with National Institute on Drug Abuse or NIDA, within the U.S. Department of Health and Human Services (“HHS”), the Bill & Melinda Gates Foundation, and other government-sponsored organizations for research and development related activities that provide for payments for reimbursed costs, which may include overhead and general and administrative costs. We recognize revenue from these contracts as we perform services under these arrangements when the funding is committed. Associated expenses are recognized when incurred as research and development expense. Revenues and related expenses are presented gross in the statements of operations.

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

Contract Assets and Liabilities

The following table presents the activity related to our accounts receivable for the years ended December 31, 2023 and 2022.

(In thousands)
Balance at January 1, 2022	$112
Additions	557
Deductions	(633)
Balance at December 31, 2022	$36
Additions	184
Deductions	(174)
Balance at December 31, 2023	$46

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

Net Loss Per Share

Basic net loss per share excludes the effect of dilution and is computed by dividing net loss by the weighted-average number of shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised into shares. In calculating diluted net loss per share, the denominator is increased to include the number of potentially dilutive common shares assumed to be outstanding during the period using the treasury stock method. Basic and diluted net loss per share was the same for each of the periods presented.

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of shares of common stock outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect for the years ended (in thousands):

	December 31,
	2023	2022
Weighted-average anti-dilutive common shares resulting from stock options and awards	70	48
Weighted-average anti-dilutive common shares resulting from warrants	427	283
	497	331

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

The following table presents the minimum lease payments of our operating lease as of December 31, 2023 (in thousands):

Year ending December 31, 2024	$66
Total minimum lease payments (base rent)	66
Less: imputed interest	(1)
Total operating lease liabilities	$65

Subsequent Events

We have evaluated events that have occurred subsequent to December 31, 2023 and through the date that the financial statements are issued. See Note 13. Subsequent Events.

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

Financial instruments, including receivables, accounts payable and accrued liabilities are carried at cost, which we believe approximates fair value due to the short-term nature of these instruments. The approximately $2.6 million fair value of money market funds as of December 31, 2022, included in our cash and cash equivalents are classified as Level 1 and were derived from quoted market prices as active markets for these instruments exist. We had no money market funds included in our cash and cash equivalents as of December 31, 2023.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform, which provides companies with optional guidance, including expedients and exceptions for applying GAAP to contracts and other transactions affected by reference rate reform, such as the London Interbank Offered Rate (“LIBOR”). This new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2023. The adoption of ASU No. 2020-04 did not have a material impact on our condensed financial statements and disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments. ASU 2020-06 eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance is effective beginning after December 15, 2023 and must be applied using either a modified or full retrospective approach. Early adoption is permitted. The adoption of ASU No. 2020-06 did not have a material impact on our condensed financial statements and disclosures.

2.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2023	2022
Furniture and office equipment	$132	$132
Laboratory equipment	-	1,108
Computer equipment	579	577
	711	1,817
Less accumulated depreciation and amortization	(706)	(1,593)
Property and equipment, net	$5	$224

3.	JT Pharmaceuticals Asset Purchase Agreement

In October 2020, we entered into an asset purchase agreement with JT Pharmaceuticals, Inc. (“JT Pharma”) (the “JT Agreement”) to acquire JT Pharma’s kappa opioid agonist peptide, TP-2021 (formerly JT-09) for use in combination with our ProNeura long-term, continuous drug delivery technology, for the treatment of chronic pruritus and other medical conditions. Under the terms of the JT Agreement, JT Pharma received a $15,000 closing payment and is entitled to receive future milestone payments, payable in cash or in stock, based on the achievement of certain developmental and regulatory milestones, and single-digit percentage earn-out payments on net sales of the product if successfully developed and approved for commercialization. In January 2022, we entered into an agreement with JT Pharma to clarify certain provisions of the JT Agreement pursuant to which we agreed that the proof-of-concept milestone provided for in the JT Agreement was achieved and made a payment of $100,000 and issued 2,552 shares of our common stock to JT Pharma. The related expense is included in research and development expenses in our statements of operations.

4.	Ocular Therapeutix License Agreement

In December 2022, we entered into a license agreement with Ocular Therapeutix, Inc.(“Ocular”) (the “Ocular Agreement”) to license the exclusive rights to certain patent applications for ophthalmic uses in both humans and nonhuman animals in the United States (the “Licensed Patents”). The grant of the Ocular license by us to Ocular is for an exclusive (even as to us), perpetual, fully paid-up license to use the Licensed Patents. The license comes with the right to sublicense. The Ocular paid us a one-time fee of $50,000. Ocular shall make additional payments upon the achievement of certain milestone events as set forth in the License Agreement. The Ocular Agreement was included in the ProNeura Assets sold to Fedson.

5.	Commitments and Contingencies

Lease Commitments

We lease our office facility under an operating lease that expires in June 2024. Rent expense associated with this lease was approximately $0.1 million for each of the years ended December 31, 2023 and 2022.

Guarantees and Indemnifications

As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2023 or 2022.

In the normal course of business, we have commitments to make certain milestone payments to various clinical research organizations in connection with our clinical trial activities. Payments are contingent upon the achievement of specific milestones or events as defined in the agreements, and we have made appropriate accruals in our financial statements for those milestones that were achieved as of December 31, 2023. We also provide indemnifications of varying scope to our CROs and investigators against claims made by third parties arising from the use of our products and processes in clinical trials. Historically, costs related to these indemnification provisions were immaterial. We also maintain various liability insurance policies that limit our exposure. We are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

Legal Proceedings

In the normal course of business, we have been and will likely continue to be subject to other litigation or administrative proceedings incidental to our business, such as claims related to compliance with regulatory standards. customer disputes, employment practices, wage and hour disputes, product liability, professional liability, malpractice liability, commercial disputes, licensure restrictions or denials, and warranty or patent infringement. Responding to litigation or administrative proceedings, regardless of whether they have merit, can be expensive and disruptive to normal business operations. We are not able to predict the timing or outcome of these matters and currently do not expect that the resolution of these matters will have a material adverse effect on our financial position or results of operations.

In 2020, a legal proceeding was initiated against us by a former employee alleging wrongful termination, retaliation, infliction of emotional distress, negligent supervision, hiring and retention and slander. An independent investigation into this individual’s allegations of whistleblower retaliation, while still an employee, was conducted utilizing an outside investigator and concluded that such allegations were not substantiated. In September 2023, Fedson, as consideration for the Asset Purchase Agreement, agreed to assume all liabilities related to this pending employment claim (See Note 6. Asset Sale).

6.	Asset Sale

In July 2023, we entered into the Asset Purchase Agreement with Fedson for the sale of the ProNeura Assets, with closing occurring on September 1, 2023. The ProNeura Assets constituted only a portion of our assets. In August 2023, we entered into an Amendment to the Asset Purchase Agreement, pursuant to which Fedson agreed to purchase our ProNeura Assets for a purchase price of $2.0 million, consisting of (i) $500,000 in readily available funds, paid in full on the Closing Date, (ii) $500,000 in the form of the Cash Note and (iii) $1,000,000 in the form of the Escrow Note. We will also be eligible to receive potential milestone payments of up to $50 million on future net sales of the products and certain royalties on future net sales of the products. As further consideration, Fedson assumed all liabilities related to a pending employment claim against us. On the Closing Date, Fedson delivered a written guaranty by a principal of Fedson of all of Fedson’s obligations under both the Cash Note and Escrow Note. The Cash Note included provisions, which Fedson has exercised, allowing Fedson to extend the maturity date of the Cash Note to November 1, 2023 and again to December 1, 2023 upon payment of $5,000 for each extension. The Cash Note and Escrow Note were paid in December 2023 and January 2024, respectively. We received the funds from the escrow account in February 2024.

7.	Stockholders’ Equity

Common Stock

Our common stock outstanding as of December 31, 2023 and December 31, 2022 was 781,503 shares and 750,815 shares, respectively.

Annual Meeting of Stockholders

In June 2023, our stockholders approved an amendment to the 2015 Omnibus Equity Incentive Plan (the “2015 Plan”) to increase the number of authorized shares to 125,000 shares.

September 2023 Preferred Stock

In September 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with The Sire Group Ltd. (“Sire Group” or the “Investor”), pursuant to which we agreed to issue 950,000 shares of our Series AA Convertible Preferred Stock, par value $0.001 per share (the “Series AA Preferred Stock”) to the Investor at a price of $10.00 per share, for an aggregate purchase price of $9.5 million. The purchase price consisted of (i) $5.0 million in cash at closing and (ii) $4.5 million in the form of a promissory note from Sire Group which was paid off in September 2023.

Each share of Series AA Preferred Stock will be convertible, at the holder’s option at any time, into shares of our common stock at a conversion rate equal to the quotient of (i) the stated value of such share divided by (ii) the initial conversion price of $9.32, subject to specified adjustments as set forth in the Certificate of Designations, Preferences and Rights of Series AA Convertible Preferred Stock (the “Certificate of Designations”). The Series AA Preferred Stock contains limitations that prevent the Investor from acquiring the lower of either (i) the maximum percentage of common stock permissible under the rules and regulations of The Nasdaq Stock Market (“Nasdaq”) without first obtaining shareholder approval or (ii) 19.99% of our outstanding common stock.

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

February 2022 Offerings

In February 2022, we completed a registered direct offering with an accredited investor pursuant to which we issued an aggregate of 55,000 shares of our common stock and 113,712 pre-funded warrants to purchase shares of our common stock, with an exercise price of $0.02 per share. In a concurrent private placement, we sold unregistered pre-funded warrants to purchase an aggregate of 64,490 shares of common stock with an exercise price of $0.02 per share and issued unregistered five year and six month warrants to purchase an aggregate of 233,202 shares of common stock with an exercise price of $22.80. The unregistered warrants were registered in April 2022. The warrants were classified as equity. The net cash proceeds from these offerings were approximately $5.0 million after deduction of underwriting fees and other offering expenses.

Warrant Exercises

In March 2022, we received approximately $1,000 from the exercise of 48,712 pre-funded warrants issued in the February 2022 registered direct offering.

In April 2022, we received approximately $1,300 from the exercise of 65,000 pre-funded warrants issued in the February 2022 registered direct offering.

In May 2022, we received approximately $1,290 from the exercise of 64,490 pre-funded warrants issued in the February 2022 private placement.

JT Pharma Milestone

In January 2022, we entered into an agreement with JT Pharma to clarify certain provisions of the JT Agreement pursuant to which we agreed that the proof-of-concept milestone provided for in the JT Agreement was achieved and made a payment of $100,000 and issued 2,552 shares of our common stock to JT Pharma.

Restricted Shares

In October 2023, we agreed to issue 2,500 restricted shares of our common stock pursuant to a settlement agreement with MDM Worldwide Solutions, Inc. The shares vested immediately. We recorded related expenses of approximately $25,000 during the year ended December 31, 2023

In November 2022, we agreed to issue 16,854 shares of our common stock to Maxim Group, LLC in connection with the entry into an amendment to our existing advisory agreement. The shares vested immediately. We recorded related expenses of approximately $0.3 million during the year ended December 31, 2022.

In August 2022, we agreed to issue 2,500 shares of our common stock pursuant to an advisory services agreement with MDM Worldwide Solutions, Inc. The shares vested immediately. We recorded related expenses of approximately $79,000 during the year ended December 31, 2022.

The following table summarizes restricted stock activity:

December 31,
2023
Outstanding at December 31, 2022	-
Issued	2,500
Forfeited or expired	-
Released	(2,500)
Outstanding at December 31, 2023	-

As of December 31, 2023, the following warrants to purchase shares of our common stock were outstanding (in thousands, except per share price):

Date Issued	Expiration Date	Exercise Price	Outstanding
07/27/2017	07/27/2024	$900.00	1
08/09/2019	02/09/2025	$642.00	5
10/18/2019	10/18/2024	$9.30	12
01/09/2020	07/09/2025	$150.00	15
10/30/2020	12/01/2025	$60.00	82
01/20/2021	07/26/2026	$71.00	136
02/04/2022	08/04/2027	$22.80	233
			484

Shares Reserved for Future Issuance

As of December 31, 2023, shares of common stock reserved by us for future issuance consisted of the following (in thousands):

Stock options outstanding	93
Shares issuable upon the exercise of warrants	484
577

8.	Stock Plans

In August 2015, our stockholders approved the 2015 Plan. The 2015 Plan, as subsequently amended, authorizes a total of 125,000 shares of our common stock for issuance to employees, directors, officers, consultants and advisors. As of December 31, 2023, options to purchase 3,750 shares of our common stock were available for grant and 93,059 shares of our common stock were outstanding under the 2015 Plan.

In February 2014, our Board adopted the 2014 Incentive Plan (the “2014 Plan”), pursuant to which 30 shares of our common stock are currently authorized for issuance to employees, directors, officers, consultants and advisors. The 2014 Plan was terminated upon the approval of the 2015 Plan. As of December 31, 2023, options to purchase 30 shares of our common stock were outstanding under the 2014 Plan.

The following table summarizes option activity for the year ended December 31, 2023:

	Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	46	$164.95	8.34	$-
Granted	79	17.23		283
Released	(28)	-		-
Cancelled/expired	(4)	479.56		-
Outstanding at December 31, 2023	93	$73.46	8.35	$-
Exercisable at December 31, 2023	93	$73.46	8.35	$-

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the stock-based compensation expense:

	For the Years Ended December 31,
	2023	2022
Weighted-average risk-free interest rate	4.1%	1.9%
Expected dividend payments	-	-
Expected holding period (years)(1)	5.28	5.26
Weighted-average volatility factor(2)	1.10	1.16
Estimated forfeiture rates for options granted(3)	7%	6%

(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.
(2)	Weighted average volatility is based on the historical volatility of our common stock.
(3)	Estimated forfeiture rates are based on historical data.

Based upon the above methodology, the weighted-average fair value of options and awards granted during the years ended December 31, 2023 and 2022 was $17.66 and $19.00, respectively.

The following table summarizes the stock-based compensation expense (in thousands):

	For the Years Ended December 31,
	2023	2022
Research and development	$112	$553
General and administrative	901	394
Total stock-based compensation expenses	$1,013	$947

As of December 31, 2023, there was no unrecognized compensation expense related to non-vested stock options subject to shareholder approval.

On August 2, 2022, our Board of Directors (the “Board”), modified the outstanding options to purchase common stock under our 2015 Plan, to allow for the acceleration of vesting of all unvested 2015 Plan options in the event of a change in control through the election of a majority of new members to our Board.

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

During August and September 2022, our Board granted 6,250 options to purchase common stock at $30.40 per share and 45,000 options to purchase common stock at $26.20 per share which are subject to shareholder approval of an amendment to increase the number of shares reserved for issuance under our 2015 Plan. The options vest monthly over a 12-month period from the grant dates. The shares underlying these options were approved by our stockholders on June 29, 2023 and have been included in the table above as of December 31, 2023.

In July 2023, our Board granted, pursuant to our 2015 Plan, an aggregate of 22,500 shares of fully vested unrestricted common stock to seven members of the Board of Directors and one member of the management team. As a result, we recognized non-cash stock compensation of approximately $235,000.

In September 2023, our Board granted, pursuant to our 2015 Plan an aggregate of 5,691 shares of fully vested unrestricted common stock to six members of the Board of Directors and one member of the management team. The Board conditioned the grant on the filing of a Form S-8 registration statement to register the common shares authorized for issuance under the 2015 Plan, which occurred on October 25, 2023. As a result, we recognized non-cash stock compensation of approximately $48,000.

9.	Income Taxes

As of December 31, 2023, we had federal net operating loss carryforwards of approximately $157.2 million that expire at various dates through 2037 and approximately $57.5 million which do not expire but are subject to 80% taxable income limitations. As of December 31, 2023, we had federal research and development tax credits of approximately $5.9 million that expire at various dates through 2043. We also had net operating loss carryforwards for California income tax purposes of approximately $116.6 million that expire at various dates through 2043 and state research and development tax credits of approximately $9.2 million which do not expire.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and credit carryforwards. Significant components of our deferred tax assets are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$53,225	$57,895
Research credit carryforwards	9,841	10,521
Other, net	1,980	1,968
Total deferred tax assets	65,046	70,384
Deferred tax liabilities:
Other, net	(19)	(46)
Total deferred tax liabilities	(19)	(46)
Valuation allowance	(65,027)	(70,338)
Net deferred tax assets	$-	$-

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

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $5.3 million during 2023 and decreased by approximately $7.5 million during 2022.

The provision for income taxes consists of state minimum taxes due. The effective tax rate of our provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands):

	For the Years Ended December 31,
	2023	2022
Computed at 21%	$(1,084)	$(2,144)
State taxes	11	(488)
Change in valuation allowance	(5,310)	(7,545)
Other	2	-
Stock based compensation	218	627
Research and development credits	(233)	3,489
Tax attributes expirations	6,314	6,216
Impact of IRC 162m	83	(159)
Total	$1	$(4)

We had no unrecognized tax benefits, or any amounts accrued for interest and penalties for the three years ended December 31, 2023. Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense. We do not expect the amount of unrecognized tax benefits will materially change in the next twelve months.

We file tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to the U.S. federal and state income tax examination by tax authorities for such years 2004 through 2023, due to net operating losses that are being carried forward for tax purposes.

10.	Discontinued Operations

The following table presents information related to assets and liabilities reported as discontinued operations in our balance sheet:

	December 31,
	2023	2022
	(In thousands)
Prepaid expenses and other current assets	$-	$14
Discontinued operations – current assets	$-	$14

Accounts payable	$-	$129
Discontinued operations – current liabilities	$-	$129

11.	Related Party Transactions

In July 2023, we received $250,000 in funding in exchange for the issuance of an unsecured promissory note for that principal amount to David E. Lazar, our Chief Executive Officer and prior chairman of our Board (the “Lazar Promissory Note”). Pursuant to the Lazar Promissory Note, the principal amount accrued interest at a rate of the Prime Rate + 2.00% per annum, and all principal and accrued interest were due and payable on the earlier of January 1, 2024 or such time as we receive debt or equity financing or proceeds in excess of $500,000 from the aforementioned transaction with Fedson. The loan was paid off in September 2023.

In August 2023, we received $500,000 in funding in exchange for the issuance of a convertible promissory note for that principal amount to Choong Choon Hau (the “Hau Promissory Note”). Pursuant to the Hau Promissory Note, the principal amount accrues interest at a rate of 10% per annum and is payable monthly. All principal and accrued interest was due and payable on January 8, 2024, unless extended as provided. All or part of the Hau Promissory Note can be converted into our common stock at a conversion price of $9.32 per share from time to time following the issuance date and ending on the maturity date. In March 2024, the Hau Promissory Note, along with accrued interest, was converted into 54,132 shares of our common stock.

In September 2023, we entered into the Securities Purchase Agreement with Sire Group, pursuant to which we agreed to issue 950,000 shares of our Series AA Preferred Stock to Sire Group at a price of $10.00 per share, for an aggregate purchase price of $9.5 million. The purchase price consisted of (i) $5.0 million in cash at closing and (ii) $4.5 million in the form of a promissory note from Sire Group which was paid off in September 2023.

During the years ended December 31, 2023 and 2022, we made payments related to legal fees of approximately $109,000 and $75,000, respectively, to a law firm operated by one of our Board members.

12.	Restatement of Previously Issued Condensed Unaudited Financial Statements

During the preparation of our 2023 financial statements and notes thereto, we concluded that there was a material general and administrative expense and related balance sheet error in our previously issued unaudited condensed financial statements as of and for the quarterly and year to date period ended September 30, 2023 relating to the classification of payments made as issuance costs rather than as general and administrative period expense.

We noted that a payment in the amount of $406,000 was improperly classified as an issuance cost related to the Series AA Preferred Stock issuance when it should have been classified as a general and administrative expense during the three and nine months ended September 30, 2023.

This error in the accounting for issuance costs resulted in an understatement of additional paid in capital of $406,000 and an understatement of operating expenses and net loss of $406,000 as of and for the three and nine months ended September 30, 2023.

As a result of such error, we concluded that the previously issued unaudited financial statements for the three and nine months ended September 30, 2023 were materially misstated, and have restated them herein. The restatement corrections impact certain components within operating expense of the statements of operations, stockholders’ equity within the balance sheet and operating and financing cash flows within the statement of cash flows.

The following tables present the amounts previously reported, the restatement impact and the amount restated. The quarterly restatements will be effective with the filing of our future 2024 unaudited interim financial statement filings in Quarterly Reports on Form 10-Q.

The values as previously reported for the fiscal quarter ended September 30, 2023 were derived from our Quarterly Report on Form 10-Q filed on November 14, 2023 and do not give retroactive effect to a 1-for-20 reverse stock split effected on January 9, 2024. See Note 13. Subsequent Events.

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	As of September 30, 2023
		(unaudited)
	As	Restatement	As
	Reported	Impacts	Restated
Assets
Current assets:
Cash and cash equivalents	$8,096	$-	$8,096
Restricted cash	13	-	13
Receivables	26	-	26
Notes receivable	1,500	-	1,500
Inventory	-	-	-
Prepaid expenses and other current assets	244	-	244
Discontinued operations – current assets	20	-	20
Total current assets	9,899	-	9,899
Property and equipment, net	6	-	6
Other assets	-	-	-
Operating lease right-of-use assets, net	94	-	94
Total assets	$9,999	$-	$9,999

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$407	$-	$407
Note payable to related party	500	-	500
Other accrued liabilities	790	-	790
Operating lease liability, current	97	-	97
Deferred grant revenue	12	-	12
Discontinued operations – current liabilities	60	-	60
Total current liabilities	1,866	-	1,866
Operating lease liability, noncurrent	-	-	-
Total liabilities	1,866	-	1,866

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, at amounts paid-in, $0.001 par value per share; 5,000,000 shares authorized, 950,000 shares issued and outstanding at September 30, 2023 and no shares issued and outstanding at December 31, 2022.	1		1
Common stock, at amounts paid-in, $0.001 par value per share; 225,000,000 shares authorized, 15,016,295 shares issued and outstanding at September 30, 2023 and December 31, 2022.	15		15
Additional paid-in capital	397,977	406	398,383
Accumulated deficit	(389,860)	(406)	(390,266)
Total stockholders’ equity	8,133	-	8,133
Total liabilities and stockholders’ equity	$9,999	$-	$9,999

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amount)

(unaudited)

	Three Months Ended September 30, 2023
	As	Restatement	As
	Reported	Impacts	Restated
Revenues:
License revenue	$-	$-	$-
Grant revenue	4	-	4
Total revenues	4	-	4
Operating expenses:
Research and development	424	-	424
General and administrative	1,641	406	2,047
Total operating expenses	2,065	406	2,471
Loss from operations	(2,061)	(406)	(2,467)
Other income (expense):
Interest income (expense)	(11)	-	(11)
Gain on asset sale	1,732	-	1,732
Other income (expense), net	2	-	2
Other income (expense), net	1,723	-	1,723
Net loss	$(338)	$(406)	$(744)
Basic and diluted net loss per common share	$(0.02)	$(0.03)	$(0.05)
Weighted average shares used in computing basic and diluted net loss per common share	15,016	15,016	15,016

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amount)

(unaudited)

	Nine Months Ended September 30, 2023
	As	Restatement	As
	Reported	Impacts	Restated
Revenues:
License revenue	$1	$-	$1
Grant revenue	183	-	183
Total revenues	184	-	184
Operating expenses:
Research and development	1,426	-	1,426
General and administrative	4,104	406	4,510
Total operating expenses	5,530	406	5,936
Loss from operations	(5,346)	(406)	(5,752)
Other income (expense):
Interest income (expense)	18	-	18
Gain on asset sale	1,732	-	1,732
Other income (expense), net	(3)	-	(3)
Other income (expense), net	1,747	-	1,747
Net loss	$(3,599)	$(406)	$(4,005)
Basic and diluted net loss per common share	$(0.24)	$(0.03)	$(0.27)
Weighted average shares used in computing basic and diluted net loss per common share	15,016	15,016	15,016

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2023
	As	Restatement	As
	Reported	Impacts	Restated
Cash flows from operating activities:
Net loss	$(3,599)	$(406)	$(4,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	(1,732)	-	(1,732)
Depreciation and amortization	109	-	109
Stock-based milestone payment	-	-	-
Stock-based compensation	965	-	965
Other	(1)	-	(1)
Changes in operating assets and liabilities:
Receivables	-	-	-
Inventory	-	-	-
Prepaid expenses and other assets	122	-	122
Accounts payable	(374)	-	(374)
Deferred grant revenue	(184)	-	(184)
Other accrued liabilities	(152)	-	(152)
Net cash used in operating activities	(4,846)	(406)	(5,252)

Cash flows from investing activities:
Proceeds from sale of assets	228	-	228
Net cash provided by investing activities	228	-	228

Cash flows from financing activities:
Net proceeds from equity offering	-	-	-
Net proceeds from issuance of preferred stock	9,094	406	9,500
Proceeds from short-term loans	750	-	750
Net proceeds from the exercises of common stock warrants	-	-	-
Payments on short-term loans	(250)	-	(250)
Net cash provided by financing activities	9,594	406	10,000

Net increase (decrease) in cash, cash equivalents and restricted cash	4,976	-	4,976
Cash, cash equivalents and restricted cash at beginning of period	3,133	-	3,133
Cash, cash equivalents and restricted cash at end of period	$8,109	$-	$8,109

Supplemental cash flow information:
Interest paid	$4	$-	$4
Inventory transferred with sale of assets	$106	$-	$106
Property and equipment, net, transferred with sale of assets	$109	$-	$109
Notes receivable received in connection with sale of assets	$1,500	$-	$1,500
Accounts payable related to sale of assets	$17	$-	$17
Other accrued liabilities transferred with sale of assets	$236	$-	$236

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed balance sheets that sum to the total of the same such amounts shown in the condensed statements of cash flows (in thousands):

2023
Cash and cash equivalents	$8,096
Restricted cash	13
Cash, cash equivalents and restricted cash shown in the condensed statements of cash flows	$8,109

13.	Subsequent Events

On January 9, 2024, pursuant to prior stockholder authorization, our Board effected a reverse split of the outstanding shares of our common stock at a ratio of one share for every twenty shares then outstanding (the “Reverse Split”). Pursuant to their respective terms, the number of shares underlying our outstanding options and warrants was reduced and their respective exercise prices increased by the Reverse Split ratio. The number of shares of common stock authorized and the par value of $0.001 per share did not change as a result of the Reverse Split. All share and per share amounts contained in this Annual Report on Form 10-K give retroactive effect to the Reverse Split.

In January 2024, Fedson paid off the $1.0 million Escrow Note. We received the funds from the escrow account in February 2024.

In March 2024, the Hau Promissory Note, along with accrued interest, was converted into 54,132 shares of our common stock.

(b) Exhibits

No.	Description
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended(2)
3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation dated September 24, 2015(4)
3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation dated January 23, 2019(10)
3.1.4	Certificate of Amendment to the Restated Certificate of Incorporation dated November 30, 2020(20)
3.1.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated January 8, 2024(32)
3.2	By-laws of the Registrant(1)
3.3	Amendment to the By-laws of the Registrant dated December 29, 2021(19)
3.4	Amendment to the By-laws of the Registrant dated July 5, 2022(21)
4.1	Form of Lender Warrant(5)
4.2	Form of Rights Agreement Warrant(6)
4.3	Form of August 2019 Private Placement Warrant(9)
4.4	Class B Warrant Agency Agreement dated October 16, 2019 between Titan Pharmaceuticals, Inc. and Maxim Group LLC Form of January 2020 Private Placement Warrant(10)
4.5	Form of January 2020 Private Placement Warrant(11)
4.6	Form of March 3, 2020 Warrant Amendment Agreement(14)
4.7	Description of the Registrant’s Common Stock(13)
4.8	Warrant Agency Agreement between Titan Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company and Form of Warrant(15)
4.9	Form of January 2021 Private Placement Warrant(18)
4.10	Form of February 2022 Placement Warrant(20)
4.11	Certificate of Designations, Preferences and Rights of Series AA Convertible Preferred Stock.(30)
10.1 ±	Distribution and Sublicense Agreement dated February 1, 2016 as amended by agreement dated August 2, 2018 between Titan Pharmaceuticals, Inc. and Knight Therapeutics Inc.(7)
10.2	Amendment to lease for Registrant’s facility dated March 21, 2016(7)
10.3	Employment Agreement between the Registrant and Katherine Beebe DeVarney(12)
10.4±±	Asset Purchase Agreement dated October 27, 2020 between Titan Pharmaceuticals, Inc. and JT Pharmaceuticals, Inc.(16)
10.5	Form of February 2022 Securities Purchase Agreement(20)
10.6	Placement Agency Agreement dated February 2, 2022, by and between Titan Pharmaceuticals, Inc. and Maxim Group LLC(20)
10.7	Form of Amendment to Employment Agreement with Kate DeVarney(22)
10.8	Form of Stock Option Agreement(23)
10.9	License Agreement between Titan Pharmaceuticals, Inc. and Ocular Therapeutix, Inc., dated as of December 6, 2022(24)
10.10	Employment Agreement, dated December 14, 2022, between Titan Pharmaceuticals, Inc. and David E. Lazar(25)
10.11	Form of Amendment to Employment Agreement with Kate DeVarney(26)
10.12	Titan Pharmaceuticals, Inc. Fourth Amended and Restated 2015 Omnibus Equity Incentive Plan(27)
10.13	Asset Purchase Agreement between Titan Pharmaceuticals, Inc. and Fedson, Inc., dated as of July 26, 2023(28)
10.14	Unsecured Promissory Note between Titan Pharmaceuticals, Inc. and David E. Lazar(28)
10.15	Amendment and Extension Agreement between Titan Pharmaceuticals, Inc. and Fedson, Inc., dated as of August 25, 2023.(29)
10.16	Form of Securities Purchase Agreement, dated as of September 13, 2023, by and among the Company and The Sire Group Ltd.(30)
10.17	Form of Registration Rights Agreement, dated as of September 13, 2023, by and among the Company and The Sire Group Ltd.(30)
10.18	Convertible Promissory Note between Titan Pharmaceuticals, Inc. and Choong Choon Hau(31)

14.1	Code of Business Conduct and Ethics(3)
23.1	Consent of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Dodd-Frank Clawback Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

±	Confidential treatment has been granted as to certain portions of this exhibit.
±±	Certain information has been omitted from this exhibit in reliance upon Item 601(b)(10) of Regulation S-K.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-221126).
(2)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 filed on January 14, 2010.
(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 28, 2015.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 27, 2017.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 26, 2018.
(7)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 25, 2019.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 8, 2019.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated October 18, 2019.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 7, 2020.
(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated April 1, 2019.
(13)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated March 30, 2020.
(14)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2020.
(15)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A dated October 27, 2020.
(16)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2020.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 1, 2020.
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 19, 2021.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 29, 2021.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated February 3, 2022.
(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 5, 2022.
(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 5, 2022.
(23)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 21, 2022.
(24)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 12, 2022.
(25)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 15, 2022.
(26)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2023.
(27)	Incorporated by reference from Annex A to the Registrant’s Definitive Proxy Statement filed on May 19, 2023.
(28)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 27, 2023.
(29)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 30, 2023.
(30)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 18, 2023.
(31)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2023.
(32)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 8, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2024	TITAN PHARMACEUTICALS, INC.

	By:	/s/ David E. Lazar
	Name:	David E. Lazar
	Title:	Chief Executive Officer (Principal Executive and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David E. Lazar	Chief Executive Officer	April 1, 2024
David E. Lazar	(principal executive officer and principal financial officer)

/s/ Katherine Beebe DeVarney, Ph.D.	President, Chief Operating Officer and Director	April 1, 2024
Katherine Beebe DeVarney, Ph.D.

/s/ Avraham Ben-Tzvi, Adv.	Director	April 1, 2024
Avraham Ben-Tzvi, Adv.

/s/ Brynner Chiam	Director	April 1, 2024
Brynner Chiam

/s/ Eric Greenberg	Director	April 1, 2024
Eric Greenberg

/s/ Matthew C. McMurdo, Esq.	Director	April 1, 2024
Matthew C. McMurdo, Esq.

/s/ David Natan	Director	April 1, 2024
David Natan

/s/ Dato’ Seow Gim Shen	Chairman of the Board	April 1, 2024
Dato’ Seow Gim Shen

/s/ Brian E. Crowley	Vice President, Finance	April 1, 2024
Brian E. Crowley	(principal accounting officer)