Form 10-Q
period 2024-03-31
TITAN PHARMACEUTICALS INC
filed 2024-05-15
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	TTNP	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2024
Common Stock, par value $0.001	914,234

Titan Pharmaceuticals, Inc.

i

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$6,159	$6,760
Restricted cash	-	13
Receivables	134	46
Notes receivable	-	1,000
Prepaid expenses and other current assets	318	199
Total current assets	6,611	8,018
Property and equipment, net	3	5
Operating lease right-of-use asset, net	32	63
Total assets	$6,646	$8,086

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$371	$348
Note payable to related party	-	500
Other accrued liabilities	155	519
Operating lease liability, current	33	65
Deferred grant revenue	-	12
Total current liabilities	559	1,444
Total liabilities	559	1,444
Commitments and contingencies (Note 4)
Stockholders’ equity (deficit):
Preferred stock, at amounts paid in, $0.001 par value per share; 5,000,000 shares authorized, 950,000 shares issued and outstanding at March 31, 2024 and December 31, 2023.	1	1
Common stock, at amounts paid in, $0.001 par value per share; 225,000,000 shares authorized, 914,234 and 781,503 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	1	1
Additional paid-in capital	398,975	398,470
Accumulated deficit	(392,890)	(391,830)
Total stockholders’ equity	6,087	6,642
Total liabilities and stockholders’ equity	$6,646	$8,086

See Notes to Condensed Financial Statements.

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amount)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Grant revenue	$-	$98
Total revenues	-	98
Operating expenses:
Research and development	-	561
General and administrative	1,063	1,234
Total operating expenses	1,063	1,795
Loss from operations	(1,063)	(1,697)
Other income:
Interest income, net	1	22
Other income, net	2	-
Other income, net	3	22
Net loss	$(1,060)	$(1,675)

Basic and diluted net loss per common share	$(1.24)	$(2.23)
Weighted-average shares used in computing basic and diluted net loss per common share	853	751

See Notes to Condensed Financial Statements.

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

Three Months Ended March 31, 2024

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2023	950	$1	782	$1	$398,470	$(391,830)	$6,642
Net loss	-	-	-	-	-	(1,060)	(1,060)
Issuance of common stock upon conversion of note payable	-	-	54	-	504	-	504
Fractional shares issued due to reverse stock split	-	-	78	-	1	-	1
Balances at March 31, 2024	950	$1	914	$1	$398,975	$(392,890)	$6,087

Three Months Ended March 31, 2023

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2022	-	$-	751	$1	$387,623	$(386,261)	$1,363
Net loss	-	-	-	-	-	(1,675)	(1,675)
Balances at March 31, 2023	-	$-	751	$1	$387,623	$(387,936)	$(312)

See Notes to Condensed Financial Statements.

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,060)	$(1,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	43
Stock-based compensation	-	290
Other	(1)	-
Changes in operating assets and liabilities:
Notes receivable	1,000	-
Receivables	(87)	18
Prepaid expenses and other assets	(119)	(99)
Accounts payable	22	(70)
Deferred grant revenue	(12)	(98)
Other accrued liabilities	(358)	(308)
Net cash used in operating activities	(613)	(1,899)

Net decrease in cash, cash equivalents and restricted cash	(613)	(1,899)
Cash, cash equivalents and restricted cash at beginning of period	6,772	3,133
Cash, cash equivalents and restricted cash at end of period	$6,159	$1,234

Supplemental cash flow information:
Interest paid	$13	$-
Note payable to related party converted to common stock	$500	$-
Accrued interest net of tax converted to common stock	$5	$-

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed balance sheets that sum to the total of the same such amounts shown in the condensed statements of cash flows (in thousands):

	March 31,
	2024	2023
Cash and cash equivalents	$6,159	$1,136
Restricted cash	-	98
Cash, cash equivalents and restricted cash shown in the condensed statements of cash flows	$6,159	$1,234

See Notes to Condensed Financial Statements.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Summary of Significant Accounting Policies

The Company

Titan Pharmaceuticals, Inc. (“Titan” or the “Company” or “we,” “our” or “us”) is a pharmaceutical company developing therapeutics utilizing the proprietary long-term drug delivery platform, ProNeura®, for the treatment of select chronic diseases for which steady state delivery of a drug has the potential to provide an efficacy and/or safety benefit. ProNeura consists of a small, solid implant made from a mixture of ethylene-vinyl acetate and a drug substance. The resulting product is a solid matrix that is designed to be administered subdermally in a brief, outpatient procedure and is removed in a similar manner at the end of the treatment period.

Our first product based on the ProNeura technology was Probuphine® (buprenorphine implant), which is approved in the United States, Canada and the European Union (“EU”) for the maintenance treatment of opioid use disorder in clinically stable patients taking 8 milligrams or less a day of oral buprenorphine. While Probuphine continues to be commercialized in the EU (as Sixmo™) by another company that had acquired the rights from us, we discontinued commercialization of the product in the United States during the fourth quarter of 2020 and subsequently sold the product in September 2023. Discontinuation of our commercial operations allowed us to focus our limited resources on product development programs and transition back to a product development company.

In December 2021, we announced our intention to work with our financial advisor to explore strategic alternatives to enhance stockholder value, potentially including an acquisition, merger, reverse merger, other business combination, sales of assets, licensing or other transaction. In June 2022, we implemented a plan to reduce expenses and conserve capital that included a company-wide reduction in salaries and a scale back of certain operating expenses to enable us to maintain sufficient resources as we pursued potential strategic alternatives. In July 2022, David Lazar and Activist Investing LLC acquired an approximately 25% ownership interest in Titan, filed a proxy statement and nominated six additional directors, each of whom was elected to our board of directors (the “Board”) at a special meeting of stockholders held on August 15, 2022 (the “Special Meeting”). The exploration and evaluation of possible strategic alternatives by the Board has continued following the Special Meeting. Following the election of the new directors at the Special Meeting, Dr. Marc Rubin was replaced as our Executive Chairman, and David Lazar assumed the role of Chief Executive Officer. In connection with the termination of his employment as Executive Chairman, Dr. Rubin received aggregate severance payments of approximately $0.4 million. In December 2022, we implemented additional cost reduction measures including a reduction in our workforce. In June 2023, David Lazar sold his approximately 25% ownership interest in Titan to Choong Choon Hau. Mr. Lazar resigned his position as the Company’s Chief Executive Officer in April 2024. Our Chairman of the Board of Directors, Seow Gim Shen, assumed the position as our Chief Executive Officer in April 2024 (see Note 8. Subsequent Events).

On September 1, 2023 (the “Closing Date”), we closed on the sale of certain ProNeura assets, including our portfolio of drug addiction products, in addition to other early development programs based on the ProNeura drug delivery technology (the “ProNeura Assets”). In July 2023, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Fedson, Inc., a Delaware corporation (“Fedson”), for the sale of the ProNeura Assets. Our addiction portfolio consisted of the Probuphine and Nalmefene implant programs. The ProNeura Assets constituted only a portion of our assets. In August 2023, we entered into an Amendment and Extension Agreement (the “Amendment”) to the Asset Purchase Agreement, pursuant to which Fedson agreed to purchase our ProNeura Assets for a purchase price of $2.0 million, consisting of (i) $500,000 in readily available funds, paid in full on the Closing Date, (ii) $500,000 in the form of a promissory note due and payable on October 1, 2023 (the “Cash Note”) and (iii) $1,000,000 in the form of a promissory note due and payable on January 1, 2024 (the “Escrow Note”). We will also be eligible to receive potential milestone payments of up to $50 million on future net sales of the products and certain royalties on future net sales of the products. As further consideration, Fedson assumed all liabilities related to a pending employment claim against us. On the Closing Date, Fedson delivered a written guaranty by a principal of Fedson of all of Fedson’s obligations under both the Cash Note and Escrow Note. The Cash Note included provisions, which Fedson has exercised, allowing Fedson to extend the payment of the Cash Note to November 1, 2023 and again to December 1, 2023 upon payment of $5,000 for each extension. The Cash Note and Escrow Note were paid in December 2023 and January 2024, respectively. We received the funds from the escrow account in February 2024.

All share and per share amounts give retroactive effect to a 1-for-20 reverse stock split effected on January 9, 2024 (see Note 6. Stockholders’ Equity).

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any future interim periods.

The balance sheet as of December 31, 2023 is derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared assuming we will continue as a going concern.

As of March 31, 2024, we had cash and cash equivalents of approximately $6.2 million, which we believe is sufficient to fund our planned operations through the second quarter of 2025. We are exploring several financing and strategic alternatives; however, there can be no assurance that our efforts will be successful.

Going Concern Assessment

We assess going concern uncertainty in our financial statements to determine if we have sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the financial statements are issued or available to be issued, which is referred to as the look-forward period as defined by Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and its ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable those implementations can be achieved, and we have the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15.

Based upon the above assessment, we concluded that, at the date of filing the financial statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024, we have sufficient cash to fund our operations for the next 12 months without additional funds.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

We recognize compensation expense using a fair-value based method for all stock-based payments including stock options and restricted stock awards and stock issued under an employee stock purchase plan. These standards require companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. See Note 2. Stock Plans for a discussion of our stock-based compensation plans.

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

All investments with original maturities of three months or less are considered to be cash equivalents. We had no money market funds as of March 31, 2024 and December 31, 2023, included in our cash and cash equivalents.

We maintain significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on our financial condition, results of operations, and cash flows.

Restricted Cash

In accordance with ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, we explain the change during the period in the total of cash, cash equivalents and restricted cash, and include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed statements of cash flows.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.

Revenue Recognition

We generate revenue principally from collaborative research and development arrangements and government grants.

Grant Revenue

We had contracts with National Institute on Drug Abuse or NIDA, within the U.S. Department of Health and Human Services, the Bill & Melinda Gates Foundation, and other government-sponsored organizations for research and development related activities that provided for payments for reimbursed costs, which may have included overhead and general and administrative costs. We recognized revenue from these contracts as we performed services under these arrangements when the funding was committed. Associated expenses were recognized when incurred as research and development expense. Revenues and related expenses are presented gross in the condensed statements of operations.

Receivables

The following table presents the activity related to our receivables for the three months ended March 31, 2024.

(in thousands)
Balance at January 1, 2024	$46
Additions	96
Deductions	(8)
Balance at March 31, 2024	$134

Research and Development Costs and Related Accrual

Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses, facility costs, administrative expenses and allocations of corporate costs. External expenses consist of costs associated with outsourced contract research organization activities, sponsored research studies, product registration, and investigator sponsored trials. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

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

The following table presents the minimum lease payments of our operating lease:

(in thousands)
Year ending December 31, 2024	$33
Total minimum lease payments (base rent)	33
Less: imputed interest	-
Total operating lease liabilities	$33

Recent Accounting Pronouncements

There are no recent accounting pronouncements that will have a material impact on our financial statements.

Subsequent Events

We have evaluated events that have occurred after March 31, 2024 and through the date that our condensed financial statements are issued.

Fair Value Measurements

Financial instruments, including receivables, accounts payable and accrued liabilities, are carried at cost, and their fair values are approximated due to the short-term nature of these instruments.

2.	Stock Plans

The following table summarizes option activity:

	Options (in thousands)	Weighted-Average Exercise Price per share	Weighted-Average Remaining Option Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	93	$73.46	8.35	$-
Outstanding at March 31, 2024	93	$73.14	7.79	$-
Exercisable at March 31, 2024	93	$73.14	7.79	$-

The following table summarizes the stock-based compensation expense recorded for awards under our stock option plans:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development	$-	$28
Selling, general and administrative	-	262
Total stock-based compensation	$-	$290

We use the Black-Scholes-Merton option-pricing model to estimate the fair value of our stock options. There were no options granted or shares awarded during the three-month periods ended March 31, 2024 and 2023.

As of March 31, 2024, there was no unrecognized compensation expense related to non-vested stock options.

3.	Net Loss Per Share

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted-average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect:

	Three Months Ended March 31,
(in thousands)	2024	2023
Weighted-average anti-dilutive common shares resulting from options	93	46
Weighted-average anti-dilutive common shares resulting from convertible note	15	-
Weighted-average anti-dilutive common shares resulting from convertible preferred	332	-
Weighted-average anti-dilutive common shares resulting from warrants	476	316
	916	362

4.	Commitments and Contingencies

Lease Commitments

We lease our office facility under an operating lease that expires in June 2024. Rent expense associated with this lease was approximately $32,000 for the three months ended March 31, 2024 and 2023.

Legal Proceedings

In 2020, a legal proceeding was initiated against us by a former employee alleging wrongful termination, retaliation, infliction of emotional distress, negligent supervision, hiring and retention and slander. An independent investigation into this individual’s allegations of whistleblower retaliation, while still an employee, was conducted utilizing an outside investigator and concluded that such allegations were not substantiated. In September 2023, Fedson, as consideration for the Asset Purchase Agreement, agreed to assume all liabilities related to this pending employment claim (see Note 5. Asset Sale).

5.	Asset Sale

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

6.	Stockholders’ Equity

Our common stock outstanding was 914,234 and 781,503 as of March 31, 2024 and December 31, 2023, respectively.

Reverse Split

On January 9, 2024, pursuant to prior stockholder authorization, our Board effected a reverse split of the outstanding shares of our common stock at a ratio of one share for every twenty shares then outstanding (the “Reverse Split”). Pursuant to their respective terms, the number of shares underlying our outstanding options and warrants was reduced and their respective exercise prices increased by the Reverse Split ratio. The number of shares of common stock authorized and the par value of $0.001 per share did not change as a result of the Reverse Split. All share and per share amounts contained in this Quarterly Report on Form 10-Q give retroactive effect to the Reverse Split.

Choong Choon Hau Note Conversion

In August 2023, we received $500,000 in funding in exchange for the issuance of a convertible promissory note for that principal amount to Choong Choon Hau (the “Hau Promissory Note”). Pursuant to the Hau Promissory Note, the principal amount accrues interest at a rate of 10% per annum and is payable monthly. All principal and accrued interest was due and payable on January 8, 2024, unless extended as provided. All or part of the Hau Promissory Note could be converted into our common stock at a conversion price of $9.32 per share from time to time following the issuance date and ending on the maturity date. In March 2024, the Hau Promissory Note, along with accrued interest of approximately $4,511, was converted into 54,132 shares of our common stock.

7.	Related Party Transactions

During the three months ended March 31, 2024 and 2023, we made payments related to legal fees of approximately $7,200 and approximately $50,000, respectively, to a law firm operated by one of our Board members.

In August 2023, we received $500,000 in funding in exchange for the issuance of the Hau Promissory Note. In March 2024, the Hau Promissory Note, along with accrued interest of approximately $4,511, was converted into 54,132 shares of our common stock (see Note 6. Stockholders’ Equity).

8.	Subsequent Events

In April 2024, David Lazar, our Chief Executive Officer, Kate Beebe DeVarney, Ph.D., our President and Chief Operating Officer, and three members of our Board of Directors, Eric Greenberg, Matthew C. McMurdo and David Natan, resigned their positions with the Company. Pursuant to the terms of their settlement agreements, we made payments in aggregate of approximately $1.2 million. The Board of Directors subsequently appointed Firdauz Edmin Bin Mokhtar and Francisco Osvaldo Flores García as independent directors of the Company to fill two of the vacancies created by the resignations. In addition, Dato Seow Gim Shen was appointed as Chief Executive Officer and Principal Financial Officer and will continue to serve as the Company’s Chairman of the Board, which he has done since October 12, 2023.

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

Probuphine® and ProNeura® are trademarks of Fedson, Inc. This Quarterly Report on Form 10-Q also includes trade names and trademarks of other companies besides Titan.

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

In December 2021, we announced our intention to work with our financial advisor to explore strategic alternatives to enhance stockholder value, potentially including an acquisition, merger, reverse merger, other business combination, sales of assets, licensing or other transaction. In June 2022, we implemented a plan to reduce expenses and conserve capital that included a company-wide reduction in salaries and a scale back of certain operating expenses to enable us to maintain sufficient resources as we pursued potential strategic alternatives. In July 2022, David Lazar and Activist Investing LLC (collectively, “Activist”) acquired an approximately 25% ownership interest in Titan, filed a proxy statement and nominated six additional directors, each of whom was elected to our board of directors (the “Board”) at a special meeting of stockholders held on August 15, 2022 (the “Special Meeting”). The exploration and evaluation of possible strategic alternatives by the Board has continued following the Special Meeting. Following the election of the new directors at the Special Meeting, Dr. Marc Rubin was replaced as our Executive Chairman, and David Lazar assumed the role of Chief Executive Officer. In connection with the termination of his employment as Executive Chairman, Dr. Rubin received aggregate severance payments of approximately $0.4 million. In December 2022, we implemented additional cost reduction measures including a reduction in our workforce. In June 2023, David Lazar sold his approximately 25% ownership interest in Titan to Choong Choon Hau. Mr. Lazar resigned his position as the Company’s Chief Executive Officer in April 2024. Our Chairman of the Board of Directors, Seow Gim Shen, assumed the position as our Chief Executive Officer in April 2024. See Note 8. Subsequent Events to the accompanying unaudited condensed financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

Recent Accounting Pronouncements

See Note 1 to our financial statements included in our 2023 Annual Report on Form 10-K for information on recent accounting pronouncements.

Results of Operations for the Three Months ended March 31, 2024 and March 31, 2023

Revenues

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Revenues:
Grant revenue	$-	$98	$(98)
Total revenues	$-	$98	$(98)

The decrease in total revenues for the three months ended March 31, 2024 was primarily due to completion of activities related to development grants.

Operating Expenses

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Operating expenses:
Research and development	$-	$561	$(561)
Selling, general and administrative	1,063	1,234	(171)
Total operating expenses	$1,063	$1,795	$(732)

The decrease in research and development costs for the three months end March 31, 2024 was primarily associated with the completion of activities related to our development grants, decreases in expenses related to initial non-clinical proof of concept studies related to our TP-2021 implant program and decreases in research and development personnel-related costs and other expenses. Other research and development expenses include internal operating costs such as research and development personnel-related expenses, non-clinical and clinical product development related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this document, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

The decrease in general and administrative expenses for the three months ended March 31, 2024 was primarily related to decreases in non-cash stock based compensation. This was partially offset by increases in employee-related expenses.

Other Income (Expense), Net

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Other income:
Interest income, net	$1	$22	$(21)
Other income, net	2	-	2
Other income, net	$3	$22	$(19)

The decrease in other income, net for the three months ended March 31, 2024 was primarily due to a decrease in interest income, net.

Net Loss and Net Loss per Share

Our net loss from operations for the three-month period ended March 31, 2024 was approximately $1.1 million, or approximately $1.36 per share, compared to our net loss from operations of approximately $1.7 million, or approximately $2.23 per share, for the comparable period in 2023.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At March 31, 2024, we had a working capital of approximately $6.0 million compared to working capital of approximately $6.6 million at December 31, 2023.

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

In August 2023, we received $500,000 in funding in exchange for the issuance of a convertible promissory note for that principal amount to Choong Choon Hau (the “Hau Promissory Note”). Pursuant to the Hau Promissory Note, the principal amount will accrue interest at a rate of 10% per annum and will be payable monthly. All principal and accrued interest shall be due and payable on January 8, 2024, unless extended as provided. All or part of the Hau Promissory Note could be converted into our common stock at a conversion price of $9.32 per share from time to time following the issuance date and ending on the maturity date. In March 2024, the Hau Promissory Note, along with accrued interest, was converted into 54,132 shares of our common stock.

At March 31, 2024, we had cash and cash equivalents of approximately $6.2 million, which we believe is sufficient to fund our planned operations through the second quarter of 2025. We are exploring several financing and strategic alternatives; however, there can be no assurance that our efforts will be successful.

Sources and Uses of Cash

	Three months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(613)	$(1,899)
Net decrease in cash and cash equivalents	$(613)	$(1,899)

Net cash used in operating activities for the three months ended March 31, 2024 consisted primarily of our net loss of approximately $1.2 million, offset by approximately $0.5 million related to net changes in operating assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2023 consisted primarily of our net loss of approximately $1.7 million, approximately $0.6 million related to net changes in operating assets and liabilities, partially offset by approximately $0.3 million of non-cash charges primarily related to stock-based compensation and depreciation and amortization. Uses of cash in operating activities were primarily to fund product development programs and administrative expenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 have not materially changed.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: Our principal executive and financial officers reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were not effective for the timely provision of material information relating to Titan, as required to be disclosed in the reports we file under the Exchange Act due to the identification of a material weakness in internal control over financial reporting described below.

Notwithstanding the conclusion by principal executive and financial officers that the disclosure controls and procedures as of March 31, 2024 and December 31, 2023 were not effective and the material weakness identified in internal controls over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States (US GAAP).

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of Titan’s internal control over financial reporting. Based on this assessment, management has concluded that our internal controls over financial reporting were not effective as of March 31, 2024 and December 31, 2023.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. Our management identified a deficiency in our internal control over financial reporting that gave rise to a material weakness. The deficiency was primarily related to limited finance and accounting staffing levels not commensurate with our complexity and our financial accounting and reporting requirements. We underwent organizational changes in 2023 and 2022, including multiple reductions in workforce and operate with a very lean finance and accounting department. This limited staffing resulted in a lack of resources to fully monitor and operate our internal controls over financial reporting as of December 31, 2023, resulting in a deficiency being discovered during our annual auditing process.

Management discovered a material weakness in our internal controls over financial reporting which resulted in the misclassification of issuance costs of approximately $0.4 million related to the issuance of preferred stock during the three months ended September 30, 2023.

Remediation Activities

Management continues to evaluate the material weakness discussed above, has created a remediation plan that it has already begun implementing and continues to finalize that plan’s implementation. For example, we will be hiring a new Chief Financial Officer to oversee our controls environment and continue to utilize a Sarbanes-Oxley compliance firm to assist in testing and implementing additional controls and procedures in our finance and accounting department. We have corrected the deficiency discovered during our annual audit process prior to the filing of this annual report. However, assurance as to when all remediation efforts will be complete cannot be provided and the material weakness cannot be considered remedied until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management cannot provide assurances that the measures that have been taken to date, and are continuing to be implemented, will be sufficient to remediate the material weakness identified or to avoid potential future material weaknesses.

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

We are a smaller reporting company and a non-accelerated filer, and therefore our independent registered public accounting firm has not issued a report on the effectiveness of internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

In September 2023, Fedson, as further consideration for the Asset Purchase Agreement, agreed to assume all liabilities related to a pending employment claim initiated by a former employee alleging wrongful termination, retaliation, infliction of emotional distress, negligent supervision, hiring and retention and slander. See Note 4. Commitments and Contingencies.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2023 10-K are not the only risks facing our company. Except as noted below, the risks and uncertainties described in “Item 1A – Risk Factors” have not materially changed. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2023, we received $500,000 in funding in exchange for the issuance of a convertible promissory note for that principal amount to Choong Choon Hau (the “Hau Promissory Note”). Pursuant to the Hau Promissory Note, the principal amount accrues interest at a rate of 10% per annum and is payable monthly. All principal and accrued interest was due and payable on January 8, 2024, unless extended as provided. All or part of the Hau Promissory Note could be converted into our common stock at a conversion price of $9.32 per share from time to time following the issuance date and ending on the maturity date.

On March 18, 2024, we issued 54,132 shares of our common stock to Mr. Hau in connection with the conversion of the $500,000 unpaid principal amount and accrued interest of the Hau Promissory Note. Pursuant to the terms of the Hau Promissory Note, Mr. Hau was permitted to convert the unpaid principal amount and accrued interest thereof into shares of our common stock at a conversion price of $9.32 per share at any time following the issuance date of August 8, 2023. Following the conversion of the Convertible Note, Mr. Hau owns approximately 241,531 shares of the our common stock, or approximately 26.4% of the shares outstanding.

The issuance of common stock was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 3(a)(9) of the Securities Act.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended March 31, 2024, as such terms are defined under Item 408(a) or Regulation S-K.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: May 15, 2024	By:	/s/ Dato Seow Gim Shen
	Name:	Dato Seow Gim Shen
	Title:	Chief Executive Officer
(Principal Executive Officer)