Form 10-Q
period 2024-06-30
TITAN PHARMACEUTICALS INC
filed 2024-08-15
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	TTNP	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2024
Common Stock, par value $0.001	914,234

Titan Pharmaceuticals, Inc.

i

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$4,092	$6,760
Restricted cash	-	13
Receivables	38	46
Notes receivable	-	1,000
Prepaid expenses and other current assets	220	199
Total current assets	4,350	8,018
Property and equipment, net	-	5
Operating lease right-of-use assets, net	-	63
Total assets	$4,350	$8,086

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$356	$348
Note payable to related party	-	500
Other accrued liabilities	-	519
Operating lease liability, current	-	65
Deferred grant revenue	-	12
Total current liabilities	356	1,444
Total liabilities	356	1,444

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, at amounts paid in, $0.001 par value per share; 5,000,000 shares authorized, 950,000 shares issued and outstanding at June 30, 2024 and December 31, 2023.	1	1
Common stock, at amounts paid-in, $0.001 par value per share; 225,000,000 shares authorized, 914,234 and 781,503 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	1	1
Additional paid-in capital	398,975	398,470
Accumulated deficit	(394,983)	(391,830)
Total stockholders’ equity	3,994	6,642
Total liabilities and stockholders’ equity	$4,350	$8,086

See Notes to Condensed Financial Statements.

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amount)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
License revenue	$-	$1	$-	$1
Grant revenue	-	82	-	180
Total revenues	-	83	-	181
Operating expenses:
Research and development	-	442	-	1,003
General and administrative	2,074	1,229	3,137	2,463
Total operating expenses	2,074	1,671	3,137	3,466
Loss from operations	(2,074)	(1,588)	(3,137)	(3,285)
Other income (expense):
Interest income	-	7	1	29
Other expense, net	(19)	(5)	(17)	(5)
Other income (expense), net	(19)	2	(16)	24
Net loss	$(2,093)	$(1,586)	$(3,153)	$(3,261)

Basic and diluted net loss per common share	$(2.29)	$(2.11)	$(3.57)	$(4.34)
Weighted average shares used in computing basic and diluted net loss per common share	914	751	884	751

See Notes to Condensed Financial Statements.

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

Six Months Ended June 30, 2024

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2023	950	$1	782	$1	$398,470	$(391,830)	$6,642
Net loss	-	-	-	-	-	(1,060)	(1,060)
Issuance of common stock upon conversion of note payable	-	-	54	-	504	-	504
Fractional shares issued due to reverse stock split	-	-	78	-	1	-	1
Balances at March 31, 2024	950	$1	914	$1	$398,975	$(392,890)	$6,087
Net loss	-	-	-	-	-	(2,093)	(2,093)
Balances at June 30, 2024	950	$1	914	$1	$398,975	$(394,983)	$3,994

Six Months Ended June 30, 2023

					Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2022	-	$-	751	$1	$387,623	$(386,261)	$1,363
Net loss	-	-		-	-	(1,675)	(1,675)
Balances at March 31, 2023	-	-	751	$1	$387,623	$(387,936)	$(312)
Net loss	-	-	-	-	-	(1,586)	(1,586)
Stock-based compensation	-	-	-	-	864	-	864
Balances at June 30, 2023	-	$-	751	$1	$388,487	$(389,522	$(1,034)

See Notes to Condensed Financial Statements.

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,153)	$(3,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	82
Stock-based compensation	-	554
Other	(2)	-
Changes in operating assets and liabilities:
Receivables	8	18
Notes receivable	1,000	-
Prepaid expenses and other assets	(21)	76
Accounts payable	8	(37)
Deferred grant revenue	(12)	(180)
Other accrued liabilities	(514)	(263
Net cash used in operating activities	(2,681)	(3,011)

Net decrease in cash, cash equivalents and restricted cash	(2,681)	(3,011)
Cash, cash equivalents and restricted cash at beginning of period	6,773	3,133
Cash, cash equivalents and restricted cash at end of period	$4,092	$122

Supplemental cash flow information:
Interest paid	$13	$-
Note payable to related party converted to common stock	$500	$-
Accrued interest net of tax converted to common stock	$5	$-
Disposal of fully depreciated property and equipment	$711	$-
Reclassification of inventory to assets held for sale	$-	$105
Reclassification of property and equipment, net to assets held for sale	$-	$133
Reclassification of accrued liabilities to liabilities held for sale	$-	$236

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed balance sheets that sum to the total of the same such amounts shown in the condensed statements of cash flows (in thousands):

	June 30,
	2024	2023
Cash and cash equivalents	$4,092	$105
Restricted cash	-	17
Cash, cash equivalents and restricted cash shown in the condensed statements of cash flows	$4,092	$122

See Notes to Condensed Financial Statements.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Summary of Significant Accounting Policies

The Company

Titan Pharmaceuticals, Inc. (“Titan” or the “Company” or “we,” “our” or “us”) is a pharmaceutical company that was previously developing therapeutics utilizing the proprietary long-term drug delivery platform, ProNeura®, for the treatment of select chronic diseases for which steady state delivery of a drug has the potential to provide an efficacy and/or safety benefit. ProNeura consists of a small, solid implant made from a mixture of ethylene-vinyl acetate and a drug substance. The resulting product is a solid matrix that is designed to be administered subdermally in a brief, outpatient procedure and is removed in a similar manner at the end of the treatment period.

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

In April 2024, David Lazar, our Chief Executive Officer, Kate Beebe DeVarney, Ph.D., our President and Chief Operating Officer and a member of our Board of Directors, and three other members of our Board of Directors, Eric Greenberg, Matthew C. McMurdo and David Natan, resigned their positions with the Company. Pursuant to the terms of their respective settlement agreements, we made payments in aggregate of approximately $1.2 million. The Board of Directors subsequently appointed Firdauz Edmin Bin Mokhtar and Francisco Osvaldo Flores García as independent directors of the Company to fill two of the vacancies created by the resignations. In addition, Dato Seow Gim Shen was appointed as Chief Executive Officer and Principal Financial Officer and will continue to serve as the Company’s Chairman of the Board, which he has done since October 12, 2023.

All share and per share amounts give retroactive effect to a 1-for-20 reverse stock split effected on January 8, 2024 (see Note 6. Stockholders’ Equity).

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any future interim periods.

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

As of June 30, 2024, we had cash and cash equivalents of approximately $4.1 million, which we believe is sufficient to fund our planned operations through the third quarter of 2025. We are exploring several financing and strategic alternatives; however, there can be no assurance that our efforts will be successful.

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

Based upon the above assessment, we concluded that, at the date of filing the condensed financial statements in this Quarterly Report on Form 10-Q for the six months ended June 30, 2024, we have sufficient cash to fund our operations for the next 12 months without additional funds.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates.

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

All investments with original maturities of three months or less are considered to be cash equivalents. We had no money market funds as of June 30, 2024 and December 31, 2023, included in our cash and cash equivalents.

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

Prepaid Expenses and Other Current Assets

Prepaid Expenses and Other Current Assets consist primarily of prepaid insurance, prepaid rent, prepaid payroll and other expenses. Prepaid expenses are recorded at cost and are amortized over the periods benefited using the straight-line method. The Company reviews prepaid expenses at each balance sheet date and adjusts the carrying amounts as necessary to reflect the remaining estimated benefit.

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

Receivables

The following table presents the activity related to our receivables for the six months ended June 30, 2024.

(in thousands)
Balance at January 1, 2024	$46
Deductions	(8)
Balance at June 30, 2024	$38

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

The operating lease expired on June 30, 2024.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that will have a material impact on our condensed financial statements.

Fair Value Measurements

Financial instruments, including receivables, accounts payable and accrued liabilities, are carried at cost, and their fair values are approximated due to the short-term nature of these instruments.

2.	Stock Plans

The following table summarizes option activity:

	Options (in thousands)	Weighted Average Exercise Price per share	Weighted Average Remaining Option Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	93	$73.46	8.35	$-
Outstanding at June 30, 2024	93	72.76	7.55	-
Exercisable at June 30, 2024	93	72.76	7.55	-

The following table summarizes the stock-based compensation expense recorded for awards under our stock option plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$-	$26	$-	$54
Selling, general and administrative	-	239	-	500
Total stock-based compensation	$-	$265	$-	$554

We use the Black-Scholes-Merton option-pricing model to estimate the fair value of our stock options. There were no options granted or shares awarded during the six months ended June 30, 2024 and 2023.

As of June 30, 2024, there was no unrecognized compensation expense related to non-vested stock options.

3.	Net Loss Per Share

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Weighted-average anti-dilutive common shares resulting from options	93	47	93	46
Weighted-average anti-dilutive common shares resulting from convertible note	-	-	8	-
Weighted-average anti-dilutive common shares resulting from convertible preferred	380	-	355	-
Weighted-average anti-dilutive common shares resulting from warrants	476	369	476	338
	949	416	932	384

4.	Commitments and Contingencies

Lease Commitments

We leased our office facility under an operating lease that expired in June 2024. Rent expense associated with this lease was approximately $32,000 for the three months ended June 30, 2024 and 2023, and $64,000 for the six months ended June 30, 2024 and 2023.

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

Our common stock outstanding was 914,234 and 781,503 as of June 30, 2024 and December 31, 2023, respectively.

Reverse Split

On January 8, 2024, pursuant to prior stockholder authorization, our Board effected a reverse split of the outstanding shares of our common stock at a ratio of one share for every twenty shares then outstanding (the “Reverse Split”). Pursuant to their respective terms, the number of shares underlying our outstanding options and warrants was reduced and their respective exercise prices increased by the Reverse Split ratio. The number of shares of common stock authorized and the par value of $0.001 per share did not change as a result of the Reverse Split. All share and per share amounts contained in this Quarterly Report on Form 10-Q give retroactive effect to the Reverse Split.

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

During the six months ended June 30, 2024 and 2023, we made payments related to legal and consulting fees of approximately $9,225 and approximately $75,000, respectively, to a law firm operated by one of our Board members.

In August 2023, we received $500,000 in funding in exchange for the issuance of the Hau Promissory Note. In March 2024, the Hau Promissory Note, along with accrued interest of approximately $4,511, was converted into 54,132 shares of our common stock (see Note 6. Stockholders’ Equity).

8.	Subsequent Events

The Company performed a review of events subsequent from the condensed balance sheet date through the date the condensed financial statements were issued and determined that there were no events requiring recognition or disclosure in the condensed financial statements.

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

Overview

We are a pharmaceutical company that was previously developing therapeutics utilizing the proprietary long-term drug delivery platform, ProNeura®, for the treatment of select chronic diseases for which steady state delivery of a drug has the potential to provide an efficacy and/or safety benefit. ProNeura consists of a small, solid implant made from a mixture of ethylene-vinyl acetate (“EVA”) and a drug substance. The resulting product is a solid matrix that is designed to be administered subdermally in a brief, outpatient procedure and is removed in a similar manner at the end of the treatment period.

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

In April 2024, David Lazar, our Chief Executive Officer, Kate Beebe DeVarney, Ph.D., our President and Chief Operating Officer and a member of our Board of Directors, and three other members of our Board of Directors, Eric Greenberg, Matthew C. McMurdo and David Natan, resigned their positions with the Company. Pursuant to the terms of their respective settlement agreements, we made payments in aggregate of approximately $1.2 million. The Board of Directors subsequently appointed Firdauz Edmin Bin Mokhtar and Francisco Osvaldo Flores García as independent directors of the Company to fill two of the vacancies created by the resignations. In addition, Dato Seow Gim Shen was appointed as Chief Executive Officer and Principal Financial Officer and will continue to serve as the Company’s Chairman of the Board, which he has done since October 12, 2023.

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

Recent Accounting Pronouncements

See Note 1 to our financial statements included in our 2023 Annual Report on Form 10-K for information on recent accounting pronouncements.

Results of Operations for the Three and Six Months ended June 30, 2024 and June 30, 2023

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Revenues:
License revenue	$-	$1	$(1)	$-	$1	$(1)
Grant revenue	-	82	(82)	-	180	(180)
Total revenues	$-	$83	$(83)	$-	$181	$(181)

The decrease in total revenues for the three and six months ended June 30, 2024 was primarily due to the completion of activities related to development grants in February 2024.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Operating expenses:
Research and development	$-	$442	$(442)	$-	$1,003	$(1,003)
General and administrative	2,074	1,229	845	3,137	2,463	674
Total operating expenses	$2,074	$1,671	$403	$3,137	$3,466	$(329)

The decrease in research and development costs for the three and six months ended June 30, 2024 was primarily associated with the completion of activities related to our development grants, decreases in expenses related to initial non-clinical proof of concept studies related to our TP-2021 implant program and decreases in research and development personnel-related costs and other expenses. Other research and development expenses include internal operating costs such as research and development personnel-related expenses, non-clinical and clinical product development related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this document, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

The increase in general and administrative expenses for the three and six months ended June 30, 2024 was primarily related to increases in severance expenses and board payments offset by decreases in non-cash stock based compensation.

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Other income (expense):
Interest income (expense), net	$-	$7	$(7)	$1	$29	$(28)
Other expense, net	(19)	(5)	(14)	(17)	(5)	(12)
Other income (expense), net	$(19)	$2	$(21)	$(16)	$24	$(40)

The decrease in other income (expense), net for the three and six months ended June 30, 2024 was primarily due to decreases in interest income and non-income tax related expenses.

Net Loss and Net Loss per Share

Our net loss from operations for the three-month period ended June 30, 2024 was approximately $2.1 million, or approximately $2.29 per share, compared to our net loss from operations of approximately $1.6 million, or approximately $2.11 per share, for the comparable period in 2023. Our net loss from operations for the six-month period ended June 30, 2024 was approximately $3.2 million, or approximately $3.57 per share, compared to our net loss from operations of approximately $3.3 million, or approximately $4.34 per share, for the comparable period in 2023.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At June 30, 2024, we had a working capital of approximately $4.0 million compared to working capital of approximately $6.6 million at December 31, 2023.

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

At June 30, 2024, we had cash and cash equivalents of approximately $4.1 million, which we believe is sufficient to fund our planned operations through the third quarter of 2025. We are exploring several financing and strategic alternatives; however, there can be no assurance that our efforts will be successful.

Sources and Uses of Cash

	Six months Ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(2,681)	$(3,011)
Net decrease in cash and cash equivalents	$(2,681)	$(3,011)

Net cash used in operating activities for the six months ended June 30, 2024 consisted primarily of our net loss of approximately $3.2 million, offset by approximately $0.5 million related to net changes in operating assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2023 consisted primarily of our net loss of approximately $3.3 million, approximately $0.4 million related to net changes in operating assets and liabilities, partially offset by approximately $0.6 million of non-cash charges primarily related to stock-based compensation and depreciation and amortization.

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

Notwithstanding the conclusion by principal executive and financial officers that the disclosure controls and procedures as of June 30, 2024 and December 31, 2023 were not effective and the material weakness identified in internal controls over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States (US GAAP).

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of Titan’s internal control over financial reporting. Based on this assessment, management has concluded that our internal controls over financial reporting were not effective as of June 30, 2024 and December 31, 2023.

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

Remediation Activities

Management continues to evaluate the material weakness discussed above, has created a remediation plan that it has already begun implementing and continues to finalize that plan’s implementation. For example, we will be hiring a new Chief Financial Officer to oversee our controls environment and continue to utilize a Sarbanes-Oxley compliance firm to assist in testing and implementing additional controls and procedures in our finance and accounting department. We have corrected the deficiency discovered during our annual audit process prior to the filing of the annual report. However, assurance as to when all remediation efforts will be complete cannot be provided and the material weakness cannot be considered remedied until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management cannot provide assurances that the measures that have been taken to date, and are continuing to be implemented, will be sufficient to remediate the material weakness identified or to avoid potential future material weaknesses.

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

On March 18, 2024, we issued 54,132 shares of our common stock to Mr. Hau in connection with the conversion of the $500,000 unpaid principal amount and accrued interest of the Hau Promissory Note. Pursuant to the terms of the Hau Promissory Note, Mr. Hau was permitted to convert the unpaid principal amount and accrued interest thereof into shares of our common stock at a conversion price of $9.32 per share at any time following the issuance date of August 8, 2023. Following the conversion of the Convertible Note, Mr. Hau owns approximately 241,531 shares of our common stock, or approximately 26.4% of the shares outstanding.

The issuance of common stock was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 3(a)(9) of the Securities Act.

Item 5. Other Information.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the six months ended June 30, 2024, as such terms are defined under Item 408(a) or Regulation S-K.

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

TITAN PHARMACEUTICALS, INC.

Dated: August 15, 2024	By:	/s/ Dato Seow Gim Shen
	Name:	Dato Seow Gim Shen
	Title:	Chief Executive Officer
(Principal Executive Officer)