Form 10-Q
period 2024-09-30
TITAN PHARMACEUTICALS INC
filed 2025-01-03
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-13341

Titan Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3171940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 East 53rd St., Suite 3001 New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(650) 244-4990

(Registrant’s telephone number, including area code)

400 Oyster Point Blvd., Suite 505

South San Francisco, California 94080

(Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	TTNP	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 27, 2024
Common Stock, par value $0.001	914,234

Titan Pharmaceuticals, Inc.

i

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands of U.S. dollars, except share and per share data)

	September 30,	December 31,
	2024	2023
	(unaudited)	(Note 1)
Assets
Current assets:
Cash	$3,399	$6,760
Restricted cash	-	13
Receivables	38	46
Notes receivable	-	1,000
Related party receivable	14	-
Prepaid expenses and other current assets	151	199
Total current assets	3,602	8,018
Property and equipment, net	-	5
Operating lease right-of-use assets, net	-	63
Total assets	$3,602	$8,086

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$371	$348
Note payable to related party	-	500
Other accrued liabilities	-	519
Operating lease liability, current	-	65
Deferred grant revenue	-	12
Total current liabilities	371	1,444
Total liabilities	371	1,444

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, at amounts paid in, $0.001 par value per share; 5,000,000 shares authorized, 950,000 shares issued and outstanding at September 30, 2024 and December 31, 2023.	1	1
Common stock, at amounts paid-in, $0.001 par value per share; 225,000,000 shares authorized, 914,234 and 781,503 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	1	1
Additional paid-in capital	398,975	398,470
Accumulated deficit	(395,746)	(391,830)
Total stockholders’ equity	3,231	6,642
Total liabilities and stockholders’ equity	$3,602	$8,086

The accompanying notes are an integral part of these unaudited condensed financial statements.

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except per share amount)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
License revenue	$-	$-	$-	$1
Grant revenue	-	4	-	183
Total revenues	-	4	-	184
Operating expenses:
Research and development	-	424	-	1,426
General and administrative	754	1,641	3,891	4,104
Total operating expenses	754	2,065	3,891	5,530
Loss from operations	(754)	(2,061)	(3,891)	(5,346)
Other income (expense):
Interest income (expense)	-	(11)	1	18
Gain on asset sale	-	1,732	-	1,732
Other income (expense), net	(9)	2	(26)	(3)
Total other income (expense)	(9)	1,723	(25)	1,747
Net loss	$(763)	$(338)	$(3,916)	$(3,599)

Basic and diluted net loss per common share	$(0.83)	$(0.45)	$(4.38)	$(4.79)
Weighted average shares used in computing basic and diluted net loss per common share	914	751	894	751

The accompanying notes are an integral part of these unaudited condensed financial statements.

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands of U.S. dollars and share amounts)

(unaudited)

Three and Nine Months Ended September 30, 2024

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2023	950	$1	782	$1	$398,470	$(391,830)	$6,642
Net loss	-	-	-	-	-	(1,060)	(1,060)
Issuance of common stock upon conversion of note payable	-	-	54	-	504	-	504
Fractional shares issued due to reverse stock split	-	-	78	-	1	-	1
Balances at March 31, 2024	950	$1	914	$1	$398,975	$(392,890)	$6,087
Net loss	-	-	-	-	-	(2,093)	(2,093)
Balances at June 30, 2024	950	$1	914	$1	$398,975	$(394,983)	$3,994
Net loss	-	-	-	-	-	(763)	(763)
Balances at September 30, 2024	950	$1	914	$1	$398,975	$(395,746)	$3,231

Three and Nine Months Ended September 30, 2023

					Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2022	-	$-	751	$1	$387,623	$(386,261)	$1,363
Net loss	-	-		-	-	(1,675)	(1,675)
Balances at March 31, 2023	-	-	751	$1	$387,623	$(387,936)	$(312)
Net loss	-	-	-	-	-	(1,586)	(1,586)
Stock-based compensation	-	-	-	-	864	-	864
Balances at June 30, 2023	-	$-	751	$1	$388,487	$(389,522)	$(1,034)
Net loss	-	-	-	-	-	(338)	(338)
Stock-based compensation	-	-	-	-	411	-	411
Issuance of preferred stock, net	950	1	-	-	9,093	-	9,094
Balances at September 30, 2023	950	$1	751	$1	$397,991	$(389,860)	$8,133

The accompanying notes are an integral part of these unaudited condensed financial statements.

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

(unaudited)

	Nine months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,916)	$(3,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	-	(1,732)
Depreciation and amortization	5	109
Stock-based compensation	-	965
Other	(2)	(1)
Changes in operating assets and liabilities:
Receivables	8	-
Notes receivable	1,000	-
Related party receivable	(14)	-
Prepaid expenses and other assets	48	122
Accounts payable	23	(374)
Deferred grant revenue	(12)	(184)
Other accrued liabilities	(514)	(152)
Net cash used in operating activities	(3,374)	(4,846)

Cash flows from investing activities:
Proceeds from sale of assets	-	228
Net cash provided by investing activities	-	228

Cash flows from financing activities:
Net proceeds from issuance of preferred stock	-	9,094
Proceeds from short-term loans	-	750
Payments on short-term loans	-	(250)
Net cash provided by financing activities	-	9,594

Net decrease in cash and restricted cash	(3,374)	4,976
Cash and restricted cash at beginning of period	6,773	3,133
Cash and restricted cash at end of period	$3,399	$8,109

Supplemental cash flow information:
Interest paid	$13	$4
Note payable to related party converted to common stock	$500	$-
Accrued interest net of tax converted to common stock	$4	$-
Disposal of fully depreciated property and equipment	$711	$-
Inventory transferred with sale of assets	$-	$106
Property and equipment, net, transferred with sale of assets	$-	$109
Notes receivable received in connection with sale of assets	$-	$1,500
Accounts payable related to sale of assets	$-	$17
Other accrued liabilities transferred with sale of assets	$-	$236

The following table provides a reconciliation of cash and restricted cash reported within the condensed balance sheets that sum to the total of the same such amounts shown in the condensed statements of cash flows (in thousands of U.S. dollars):

	September 30,
	2024	2023
Cash	$3,399	$8,096
Restricted cash	-	13
Cash and restricted cash shown in the condensed statements of cash flows	$3,399	$8,109

The accompanying notes are an integral part of these unaudited condensed financial statements.

TITAN PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2024

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

Our first product based on the ProNeura technology was Probuphine® (buprenorphine implant), which is approved in the United States, Canada and the European Union (“EU”) for the maintenance treatment of opioid use disorder in clinically stable patients taking 8 milligrams or less a day of oral buprenorphine. While Probuphine continues to be commercialized in the EU (as Sixmo™) by another company that had acquired the rights from us, we discontinued commercialization of the product in the United States during the fourth quarter of 2020 and subsequently sold the product in September 2023. Discontinuation of our commercial operations allowed us to focus our limited resources on product development programs and transition back to a product development company at that time.

In December 2021, we announced our intention to work with our financial advisor to explore strategic alternatives to enhance stockholder value, potentially including an acquisition, merger, reverse merger, other business combination, sales of assets, licensing, or other transaction. In June 2022, we implemented a plan to reduce expenses and conserve capital that included a company-wide reduction in salaries and a scale back of certain operating expenses to enable us to maintain sufficient resources as we pursued potential strategic alternatives. In July 2022, David Lazar and Activist Investing LLC acquired an approximately 25% ownership interest in Titan, filed a proxy statement and nominated six additional directors, each of whom was elected to our board of directors (the “Board”) at a special meeting of stockholders held on August 15, 2022 (the “Special Meeting”). The exploration and evaluation of possible strategic alternatives by the Board has continued following the Special Meeting. Following the election of the new directors at the Special Meeting, Dr. Marc Rubin was replaced as our Executive Chairman, and David Lazar assumed the role of Chief Executive Officer. In connection with the termination of his employment as Executive Chairman, Dr. Rubin received aggregate severance payments of approximately $0.4 million. In December 2022, we implemented additional cost reduction measures including a reduction in our workforce. In June 2023, David Lazar sold his approximately 25% ownership interest in Titan to Choong Choon Hau. Mr. Lazar resigned his position as the Company’s Chief Executive Officer in April 2024. Our then Chairman of the Board of Directors, Dato Seow Gim Shen, assumed the position as our Chief Executive Officer in April 2024.

On September 1, 2023 (the “Closing Date”), we closed on the sale of certain ProNeura assets, including our portfolio of drug addiction products, in addition to other early development programs based on the ProNeura drug delivery technology (the “ProNeura Assets”). In July 2023, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Fedson, Inc., a Delaware corporation (“Fedson”), for the sale of the ProNeura Assets. Our addiction portfolio consisted of the Probuphine and Nalmefene implant programs. The ProNeura Assets constituted only a portion of our assets. In August 2023, we entered into an Amendment and Extension Agreement (the “Amendment”) to the Asset Purchase Agreement, pursuant to which Fedson agreed to purchase our ProNeura Assets for a purchase price of $2.0 million, consisting of (i) $500,000 in readily available funds, paid in full on the Closing Date, (ii) $500,000 in the form of a promissory note due and payable on October 1, 2023 (the “Cash Note”) and (iii) $1,000,000 in the form of a promissory note due and payable on January 1, 2024 (the “Escrow Note”). We will also be eligible to receive potential milestone payments of up to $50 million on future net sales of the products and certain royalties on future net sales of the products. As further consideration, Fedson assumed all liabilities related to a pending employment claim against us. On the Closing Date, Fedson delivered a written guaranty by a principal of Fedson of all of Fedson’s obligations under both the Cash Note and Escrow Note. The Cash Note included provisions, which Fedson has exercised, allowing Fedson to extend the payment of the Cash Note to November 1, 2023, and again to December 1, 2023 upon payment of $5,000 for each extension. The Cash Note and Escrow Note were paid in December 2023 and January 2024, respectively. We received the funds from the escrow account in February 2024.

In April 2024, David Lazar, our Chief Executive Officer, Kate Beebe DeVarney, Ph.D., our President and Chief Operating Officer and a member of our Board of Directors, and three other members of our Board of Directors, Eric Greenberg, Matthew C. McMurdo and David Natan, resigned their positions with the Company. Pursuant to the terms of their respective settlement agreements, we made payments in aggregate of approximately $1.2 million. The Board of Directors subsequently appointed Firdauz Edmin Bin Mokhtar and Francisco Osvaldo Flores García as independent directors of the Company to fill two of the vacancies created by the resignations. In addition, Dato Seow Gim Shen was appointed as Chief Executive Officer and Principal Financial Officer and continued to serve as the Company’s Chairman of the Board, which he had done since October 12, 2023.

On August 19, 2024, we entered into a Merger and Contribution and Share Exchange Agreement (the “Merger Agreement”) regarding a business combination with TalenTec Sdn. Bhd. (formerly known as KE Sdn. Bhd.) (“TalenTec”). The Merger Agreement was approved by our Board of Directors. If the Merger Agreement is approved by our stockholders and the stockholders of TalenTec (and the other closing conditions are satisfied or waived in accordance with the Merger Agreement), and upon consummation of the transactions contemplated by the Merger Agreement (the “Merger Closing”), Titan will be combined with TalenTec in a “reverse merger” transaction consisting of two steps:

1.	TTNP Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of BSKE Ltd. (“BSKE”), a Cayman Islands exempted company, will merge with and into Titan (the “Merger”); the separate existence of Merger Sub will cease; and Titan will be the surviving corporation of the Merger and a direct wholly owned subsidiary of BSKE.

2.	Within five business days of the filing by Titan and BSKE of a proxy statement/prospectus relating to the proposed transaction, shareholders of TalenTec may elect to enter into a share exchange agreement (the “Share Exchange Agreement”) with Titan and BSKE, pursuant to which, immediately following the Merger, each TalenTec shareholder entering into the Share Exchange Agreement will contribute and exchange all of his TalenTec shares in exchange for ordinary shares of BSKE. Titan may terminate the Merger Agreement if fewer than all TalenTec shareholders enter into the Share Exchange Agreement within the specified period.

Dato Seow Gim Shen, who served as our Chairman of the Board and Chief Executive Officer, was previously the holder of 47.4% of the outstanding shares of TalenTec. In addition, Mr. Seow was previously the sole stockholder of The Sire Group Ltd. (“Sire”), which is the holder of Series AA Preferred Stock, currently convertible into 150,087 shares of our common stock. Upon completion of the Merger, the existing security holders of TalenTec and Titan (excluding Sire and current Titan directors and officers) expect to own approximately 86.7% and 13.3%, respectively, of the outstanding shares of the combined company. Such ownership percentages could be subject to proportional dilution for any required financing in connection with the Merger Closing.

Completion of the Merger is subject to the approval of the Merger by our stockholders and the issuance of shares related to the Merger, approval of the listing by Nasdaq of BSKE on the Nasdaq Capital Market, post-Merger, and satisfaction or waiver of other customary conditions set forth in the Merger Agreement. Accordingly, there can be no assurance that the proposed Merger will be consummated.

On October 24, 2024, Dato Seow Gim Shen notified our Board of Directors of his decision to resign as Chief Executive Officer and Chairman of the Board of the Company for personal reasons and not as a result of any disagreement with our Board or management on any matter relating to our operations, policies or practices. We anticipate that the resignation of Mr. Shen will not impact the Merger Closing with TalenTec.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any future interim periods.

The balance sheet as of December 31, 2023, is derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Titan Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared assuming we will continue as a going concern.

As of September 30, 2024, we had cash of approximately $3.4 million, which we believe is sufficient to fund our planned operations through the fourth quarter of 2025. We are exploring several financing and strategic alternatives; however, there can be no assurance that our efforts will be successful.

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

Based upon the above assessment, we concluded that, at the date of filing the condensed financial statements in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2024, we have sufficient cash to fund our operations for the next 12 months without additional funds.

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

All investments with original maturities of three months or less are considered to be cash equivalents. We had no cash equivalents as of September 30, 2024 and December 31, 2023.

We maintain significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on our financial condition, results of operations, and cash flows.

Restricted Cash

In accordance with ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, we explain the change during the period in the total of cash and restricted cash and include restricted cash with cash when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed statements of cash flows.

Prepaid Expenses and Other Current Assets

Prepaid Expenses and Other Current Assets consist primarily of prepaid insurance, prepaid rent, prepaid payroll, and other expenses. Prepaid expenses are recorded at cost and are amortized over the periods benefited using the straight-line method. The Company reviews prepaid expenses at each balance sheet date and adjusts the carrying amounts as necessary to reflect the remaining estimated benefit.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.

Revenue Recognition

We generated revenue principally from collaborative research and development arrangements and government grants.

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

Receivables

The following table presents the activity related to our receivables for the nine months ended September 30, 2024.

(in thousands of U.S. dollars)
Balance at January 1, 2024	$46
Deductions	(8)
Balance at September 30, 2024	$38

Research and Development Costs and Related Accrual

Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses, facility costs, administrative expenses, and allocations of corporate costs. External expenses consist of costs associated with outsourced contract research organization activities, sponsored research studies, product registration, and investigator sponsored trials. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

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

The operating lease expired on June 30, 2024, and was not renewed.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that will have a material impact on our condensed financial statements.

Fair Value Measurements

Financial instruments, including receivables, accounts payable and accrued liabilities, are carried at cost, and their fair values are approximated due to the short-term nature of these instruments.

2.	Stock Plans

The following table summarizes option activity:

	Options (in thousands)	Weighted Average Exercise Price per share	Weighted Average Remaining Option Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	93	$73.46	8.35	$-
Outstanding at September 30, 2024	93	71.75	7.29	-
Exercisable at September 30, 2024	93	71.75	7.29	-

The following table summarizes the stock-based compensation expense recorded for awards under our stock option plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of U.S. dollars)	2024	2023	2024	2023
Research and development	$-	$52	$-	$106
Selling, general and administrative	-	359	-	859
Total stock-based compensation	$-	$411	$-	$965

We use the Black-Scholes-Merton option-pricing model to estimate the fair value of our stock options. There were no options granted or shares awarded during the nine months ended September 30, 2024 and 2023.

As of September 30, 2024, there was no unrecognized compensation expense related to non-vested stock options.

3.	Net Loss Per Share

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Weighted-average anti-dilutive common shares resulting from options	93	1,861	93	1,241
Weighted-average anti-dilutive common shares resulting from convertible note	-	504	8	170
Weighted-average anti-dilutive common shares resulting from convertible preferred	380	3,767	355	1,269
Weighted-average anti-dilutive common shares resulting from warrants	476	9,818	476	7,678
	949	15,950	932	10,358

4.	Commitments and Contingencies

Lease Commitments

We leased our office facility under an operating lease that expired in June 2024. Rent expense associated with this lease was approximately $0 and $32,000 for the three months ended September 30, 2024 and 2023, respectively, and $64,000 and $96,000 for the nine months ended September 30, 2024 and 2023, respectively.

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

In July 2023, we entered into the Asset Purchase Agreement with Fedson for the sale of the ProNeura Assets, with closing occurring on September 1, 2023. The ProNeura Assets constituted only a portion of our assets. In August 2023, we entered into an Amendment to the Asset Purchase Agreement, pursuant to which Fedson agreed to purchase our ProNeura Assets for a purchase price of $2.0 million, consisting of (i) $500,000 in readily available funds, paid in full on the Closing Date, (ii) $500,000 in the form of the Cash Note and (iii) $1,000,000 in the form of the Escrow Note. We will also be eligible to receive potential milestone payments of up to $50 million on future net sales of the products and certain royalties on future net sales of the products. As further consideration, Fedson assumed all liabilities related to a pending employment claim against us. On the Closing Date, Fedson delivered a written guaranty by a principal of Fedson of all of Fedson’s obligations under both the Cash Note and Escrow Note. The Cash Note included provisions, which Fedson has exercised, allowing Fedson to extend the maturity date of the Cash Note to November 1, 2023, and again to December 1, 2023, upon payment of $5,000 for each extension. The Cash Note and Escrow Note were paid in December 2023 and January 2024, respectively. We received the funds from the escrow account in February 2024. Following the sale, we continued to incur expenses related to the assets sold. As of September 30, 2024, these pass-through costs totaled $38,000 in receivables.

6.	Stockholders’ Equity

Our common stock outstanding was 914,234 and 781,503 as of September 30, 2024 and December 31, 2023, respectively.

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

During the nine months ended September 30, 2024 and 2023, we made payments related to legal and consulting fees of approximately $11,138 and approximately $100,000, respectively, to a law firm operated by one of our Board members.

During the nine months ended September 30, 2024, we made payments totaling $13,947 on behalf of BSKE, a related party. This amount is recorded as a receivable on the condensed balance sheet as of September 30, 2024 and is expected to be repaid under standard terms.

In August 2023, we received $500,000 in funding in exchange for the issuance of the Hau Promissory Note. In March 2024, the Hau Promissory Note, along with accrued interest of approximately $4,511, was converted into 54,132 shares of our common stock (see Note 6. Stockholders’ Equity).

8.	Subsequent Events

On October 24, 2024, Dato Seow Gim Shen notified our Board of Directors of his decision to resign as Chief Executive Officer and Chairman of the Board of the Company for personal reasons and not as a result of any disagreement with our Board or management on any matter relating to our operations, policies or practices. We anticipate that the resignation of Mr. Shen will not impact the Merger Closing with TalenTec.

On November 6, 2024, our Board of Directors appointed Brynner Chiam, a director of the Company, as acting principal executive officer and acting principal financial officer of the Company. Mr. Chiam continued to serve on our Board of Directors during his service as acting principal executive officer and acting principal financial officer. Mr. Chiam will not receive any additional compensation in connection with his service as acting principal executive officer and acting principal financial officer and has not entered into an employment agreement in connection with his service in those roles.

On November 22, 2024, WithumSmith+Brown, PC (“Withum”) resigned as the Company’s independent registered public accounting firm, effective immediately. Withum’s reports on the Company’s financial statements for the fiscal years ended December 31, 2023 and 2022 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company’s two most recent fiscal years ended December 31, 2023 and 2022 and the subsequent interim period through September 30, 2024, there were: (i) no “disagreements” (within the meaning of Item 304(a) of Regulation S-K) with Withum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Withum, would have caused it to make reference to the subject matter of the disagreements in its reports on the consolidated financial statements of the Company; and (ii) no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

On December 2, 2024, the Company’s Board of Directors appointed Chay Weei Jye as the Company’s Chief Executive Officer, effective December 2, 2024. There are no arrangements or understandings between Mr. Chay and any other persons pursuant to which he was selected as Chief Executive Officer. There are no family relationships between Mr. Chay and any director or executive officer of the Company, and he has no indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

On December 3, 2024, the Company entered into an engagement letter with Enrome LLP (“Enrome”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024. During the fiscal years ended December 31, 2023 and 2022, and through the effective date of Enrome’s engagement, neither the Company nor anyone acting on its behalf consulted Enrome regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and Enrome did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (2) any matter that was either the subject of a disagreement (as that term is used in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) on accounting principles or practices, financial statement disclosure or auditing scope or procedures or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. We caution you not to give undue weight to such projections, assumptions, and estimates.

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

Our first product based on the ProNeura technology was Probuphine® (buprenorphine implant), which is approved in the United States, Canada, and the European Union (“EU”) for the maintenance treatment of opioid use disorder in clinically stable patients taking 8 mg or less a day of oral buprenorphine. While Probuphine continues to be commercialized in the EU (as Sixmo™) by another company that had acquired the rights from Titan, we discontinued commercialization of the product in the United States during the fourth quarter of 2020 and subsequently sold the product in September 2023. Discontinuation of our commercial operations has allowed us to focus our limited resources on important product development programs and transition back to a product development company at that time.

In December 2021, we announced our intention to work with our financial advisor to explore strategic alternatives to enhance stockholder value, potentially including an acquisition, merger, reverse merger, other business combination, sales of assets, licensing, or other transaction. In June 2022, we implemented a plan to reduce expenses and conserve capital that included a company-wide reduction in salaries and a scale back of certain operating expenses to enable us to maintain sufficient resources as we pursued potential strategic alternatives. In July 2022, David Lazar and Activist Investing LLC (collectively, “Activist”) acquired an approximately 25% ownership interest in Titan, filed a proxy statement and nominated six additional directors, each of whom was elected to our board of directors (the “Board”) at a special meeting of stockholders held on August 15, 2022 (the “Special Meeting”). The exploration and evaluation of possible strategic alternatives by the Board has continued following the Special Meeting. Following the election of the new directors at the Special Meeting, Dr. Marc Rubin was replaced as our Executive Chairman, and David Lazar assumed the role of Chief Executive Officer. In connection with the termination of his employment as Executive Chairman, Dr. Rubin received aggregate severance payments of approximately $0.4 million. In December 2022, we implemented additional cost reduction measures including a reduction in our workforce. In June 2023, David Lazar sold his approximately 25% ownership interest in Titan to Choong Choon Hau. Mr. Lazar resigned his position as the Company’s Chief Executive Officer in April 2024. Our then Chairman of the Board of Directors, Dato Seow Gim Shen, assumed the position as our Chief Executive Officer in April 2024.

In April 2024, David Lazar, our Chief Executive Officer, Kate Beebe DeVarney, Ph.D., our President and Chief Operating Officer and a member of our Board of Directors, and three other members of our Board of Directors, Eric Greenberg, Matthew C. McMurdo, and David Natan, resigned their positions with the Company. Pursuant to the terms of their respective settlement agreements, we made payments in aggregate of approximately $1.2 million. The Board of Directors subsequently appointed Firdauz Edmin Bin Mokhtar and Francisco Osvaldo Flores García as independent directors of the Company to fill two of the vacancies created by the resignations. In addition, Dato Seow Gim Shen was appointed as Chief Executive Officer and Principal Financial Officer and continued to serve as the Company’s Chairman of the Board, which he had done since October 12, 2023.

On September 1, 2023, (the “Closing Date”), we closed on the sale of certain ProNeura assets, including our portfolio of drug addiction products, in addition to other early development programs based on the ProNeura drug delivery technology (the “ProNeura Assets”). In July 2023, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Fedson, Inc., a Delaware corporation (“Fedson”) for the sale of the ProNeura Assets. Our addiction portfolio consisted of the Probuphine and Nalmefene implant programs. The ProNeura Assets constituted only a portion of our assets. In August 2023, we entered into an Amendment and Extension Agreement (the “Amendment”) to the Asset Purchase Agreement, pursuant to which Fedson agreed to purchase our ProNeura Assets for a purchase price of $2.0 million, consisting of (i) $500,000 in readily available funds, paid in full on the Closing Date, (ii) $500,000 in the form of a promissory note due and payable on October 1, 2023 (the “Cash Note”) and (iii) $1,000,000 in the form of a promissory note due and payable on January 1, 2024 (the “Escrow Note”). We will also be eligible to receive potential milestone payments of up to $50 million on future net sales of the products and certain royalties on future net sales of the products. As further consideration, Fedson assumed all liabilities related to a pending employment claim against us. On the Closing Date, Fedson delivered a written guaranty by a principal of Fedson of all of Fedson’s obligations under both the Cash Note and Escrow Note. The Cash Note included provisions, which Fedson has exercised, allowing Fedson to extend the payment of the Cash Note to November 1, 2023, and again to December 1, 2023, upon payment of $5,000 for each extension. The Cash Note and Escrow Note were paid in December 2023 and January 2024, respectively. We received the funds from the escrow account in February 2024.

On August 19, 2024, we entered into a Merger and Contribution and Share Exchange Agreement (the “Merger Agreement”) regarding a business combination with TalenTec Sdn. Bhd. (formerly known as KE Sdn. Bhd.) (“TalenTec”). The Merger Agreement was approved by our Board of Directors. If the Merger Agreement is approved by our stockholders and the stockholders of TalenTec (and the other closing conditions are satisfied or waived in accordance with the Merger Agreement), and upon consummation of the transactions contemplated by the Merger Agreement (the “Merger Closing”), Titan will be combined with TalenTec in a “reverse merger” transaction consisting of two steps:

1.	TTNP Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of BSKE Ltd. (“BSKE”), a Cayman Islands exempted company, will merge with and into Titan (the “Merger”); the separate existence of Merger Sub will cease; and Titan will be the surviving corporation of the Merger and a direct wholly owned subsidiary of BSKE.

2.	Within five business days of the filing by Titan and BSKE of a proxy statement/prospectus relating to the proposed transaction, shareholders of TalenTec may elect to enter into a share exchange agreement (the “Share Exchange Agreement”) with Titan and BSKE, pursuant to which, immediately following the Merger, each TalenTec shareholder entering into the Share Exchange Agreement will contribute and exchange all of his TalenTec shares in exchange for ordinary shares of BSKE. Titan may terminate the Merger Agreement if fewer than all TalenTec shareholders enter into the Share Exchange Agreement within the specified period.

Dato Seow Gim Shen, our previous Chairman of the Board and Chief Executive Officer, was previously the holder of 47.4% of the outstanding shares of TalenTec. In addition, Mr. Seow was previously the sole stockholder of The Sire Group Ltd. (“Sire”), which is the holder of Series AA Preferred Stock currently convertible into 150,087 shares of our common stock. Upon completion of the Merger, the existing security holders of TalenTec and Titan (excluding Sire and current Titan directors and officers) expect to own approximately 86.7% and 13.3%, respectively, of the outstanding shares of the combined company. Such ownership percentages could be subject to proportional dilution for any required financing in connection with the Merger Closing.

Completion of the Merger is subject to the approval of the Merger by our stockholders and the issuance of shares related to the Merger, approval of the listing by Nasdaq of BSKE on the Nasdaq Capital Market, post-Merger, and satisfaction or waiver of other customary conditions set forth in the Merger Agreement. Accordingly, there can be no assurance that the proposed Merger will be consummated.

On October 24, 2024, Dato Seow Gim Shen notified our Board of Directors of his decision to resign as Chief Executive Officer and Chairman of the Board of the Company for personal reasons and not as a result of any disagreement with our Board or management on any matter relating to our operations, policies or practices. We anticipate that the resignation of Mr. Shen will not impact the Merger Closing with TalenTec.

We make available free of charge through our website, www.titanpharm.com, our periodic reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Recent Accounting Pronouncements

See Note 1 to our financial statements included in our 2023 Annual Report on Form 10-K for information on recent accounting pronouncements.

Results of Operations for the Three and Nine Months ended September 30, 2024, and September 30, 2023

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands of U.S. dollars)	2024	2023	Change	2024	2023	Change
Revenues:
License revenue	$-	$-	$-	$-	$1	$(1)
Grant revenue	-	4	(4)	-	183	(183)
Total revenues	$-	$4	$(4)	$-	$184	$(184)

The decrease in total revenues for the three and nine months ended September 30, 2024, was primarily due to the completion of activities related to development grants in February 2024.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands of U.S. dollars)	2024	2023	Change	2024	2023	Change
Operating expenses:
Research and development	$-	$424	$(424)	$-	$1,426	$(1,426)
General and administrative	754	1,641	(887)	3,891	4,104	(213)
Total operating expenses	$754	$2,065	$(1,311)	$3891	$5,530	$(1,639)

The decrease in research and development costs for the three and nine months ended September 30, 2024, was primarily associated with the completion of activities related to our development grants and decreases in research and development personnel-related costs and other expenses. Other research and development expenses include internal operating costs such as research and development personnel-related expenses, non-clinical and clinical product development related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this document, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

The decrease in general and administrative expenses for the three months ended September 30, 2024 was primarily related to decreases in personnel-related expenses and decreases in non-cash stock-based compensation. The decrease in general and administrative expenses for the nine months ended September 30, 2024, was primarily due to decreases in non-cash stock-based compensation offset by higher salaries related to severance-related expenses.

Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands of U.S. dollars)	2024	2023	Change	2024	2023	Change
Other income (expense):
Interest income (expense), net	$-	$(11)	$11	$1	$18	$(17)
Gain on asset sale		1,732	(1,732)	-	1,732	(1,732)
Other income (expense), net	(9)	2	(11)	(26)	(3)	(23)
Total other income (expense)	$(9)	$1,723	$(1,732)	$(25)	$1,747	$(1,772)

The decrease in other income (expense) for the three and nine months ended September 30, 2024, was primarily due to the gain related to the sale of the ProNeura Assets to Fedson in the prior period.

Net Loss and Net Loss per Share

Our net loss from operations for the three-month period ended September 30, 2024, was approximately $0.8 million, or approximately $0.83 per share, compared to our net loss from operations of approximately $0.3 million, or approximately $0.45 per share, for the comparable period in 2023. Our net loss from operations for the nine-month period ended September 30, 2024, was approximately $3.9 million, or approximately $4.38 per share, compared to our net loss from operations of approximately $3.6 million, or approximately $4.79 per share, for the comparable period in 2023.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, and government-sponsored research grants. At September 30, 2024, we had a working capital of approximately $3.3 million compared to working capital of approximately $6.6 million at December 31, 2023.

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

In September 2023, we closed on the sale of the ProNeura Assets pursuant to the Asset Purchase Agreement with Fedson. The ProNeura Assets constituted only a portion of our assets. In August 2023, we entered into an Amendment to the Asset Purchase Agreement, pursuant to which Fedson agreed to purchase our ProNeura Assets for a purchase price of $2.0 million, consisting of (i) $500,000 in readily available funds, paid in full on the Closing Date, (ii) $500,000 in the form of the Cash Note and (iii) $1,000,000 in the form of the Escrow Note. We will also be eligible to receive potential milestone payments of up to $50 million on future net sales of the products and certain royalties on future net sales of the products. As further consideration, Fedson assumed all liabilities related to a pending employment claim against us. On the Closing Date, Fedson delivered a written guaranty by a principal of Fedson of all of Fedson’s obligations under both the Cash Note and Escrow Note. The Cash Note included provisions, which Fedson has exercised, allowing Fedson to extend the payment of the Cash Note to November 1, 2023, and again to December 1, 2023, upon payment of $5,000 for each extension. The Cash Note and Escrow Note were paid in December 2023 and January 2024, respectively. We received the funds from the escrow account in February 2024.

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

At September 30, 2024, we had cash of approximately $3.4 million, which we believe is sufficient to fund our planned operations through the fourth quarter of 2025. We are exploring several financing and strategic alternatives; however, there can be no assurance that our efforts will be successful.

Sources and Uses of Cash

	Nine months Ended September 30,
(in thousands of U.S. dollars)	2024	2023
Net cash used in operating activities	$(3,374)	$(4,846)
Net cash provided by investing activities	-	228
Net cash provided by financing activities	-	9,594
Change in cash and restricted cash	$(3,374)	$4,976

Net cash used in operating activities for the nine months ended September 30, 2024, consisted primarily of our net loss of approximately $3.9 million, offset by approximately $0.5 million related to net changes in operating assets and liabilities. Net cash used in operating activities for the nine months ended September 30, 2023, consisted primarily of our net loss of approximately $3.6 million, approximately $1.7 million of gains related to the sale of assets and approximately $0.6 million related to net changes in operating assets and liabilities, partially offset by approximately $1.1 million of non-cash charges related to stock-based compensation and depreciation and amortization.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, have not materially changed.

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

Notwithstanding the conclusion by principal executive and financial officers that the disclosure controls and procedures as of September 30, 2024 and December 31, 2023 were not effective and the material weakness identified in internal controls over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States (US GAAP).

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of Titan’s internal control over financial reporting. Based on this assessment, management has concluded that our internal controls over financial reporting were not effective as of September 30, 2024 and December 31, 2023.

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

Remediation Activities

Management continues to evaluate the material weakness discussed above, has created a remediation plan that it has already begun implementing and continues to finalize that plan’s implementation. For example, we intend to hire a new Chief Financial Officer to oversee our controls environment and continue to utilize a Sarbanes-Oxley compliance firm to assist in testing and implementing additional controls and procedures in our finance and accounting department. We have corrected the deficiency discovered during our annual audit process prior to the filing of the annual report. However, assurance as to when all remediation efforts will be complete cannot be provided and the material weakness cannot be considered remedied until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management cannot provide assurances that the measures that have been taken to date, and are continuing to be implemented, will be sufficient to remediate the material weakness identified or to avoid potential future material weaknesses.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2023 10-K are not the only risks facing our company. Except as noted below, the risks and uncertainties described in “Item 1A – Risk Factors” have not materially changed. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Titan has incurred, and will continue to incur, significant transaction and transition costs in connection with the Merger.

Titan has incurred, and will continue to incur, significant, non-recurring costs in connection with consummating the Merger. Titan may also incur unanticipated costs associated with the Merger, including costs driven by BSKE Ltd.’s (“BSKE”) becoming a public company and the listing on the Nasdaq of the ordinary shares of BSKE, and these unanticipated costs may have an adverse impact on the results of operations of BSKE following the effectiveness of the Merger. Titan and TalenTec shall be equally responsible for and pay the cost for the preparation, filing and mailing of the proxy statement/prospectus and other related fees. Titan cannot provide assurance that the benefits of the Merger will offset the incremental transaction costs in the near term, if at all.

If the conditions to the Merger Agreement are not met, the Merger may not occur.

Even if the Merger Agreement is approved by Titan stockholders, specified conditions must be satisfied or waived before the parties to the Merger Agreement are obligated to complete the Merger. BSKE and TalenTec may not satisfy all of the closing conditions in the Merger Agreement. If the closing conditions are not satisfied or waived, the Merger will not occur, or will be delayed pending later satisfaction or waiver, and such non-occurrence or delay may cause Titan and TalenTec to each lose some or all of the intended benefits of the Merger.

Since Titan’s officers and directors have interests that are different, or in addition to (and which may conflict with), the interests of the Titan stockholders, a conflict of interest may have existed in determining whether the Merger is appropriate.

Titan’s officers and directors have interests that are different from, or in addition to, those of the Titan stockholders and warrant holders generally. Our Board was aware of and considered these interests, among other matters, in evaluating and negotiating the Merger and transaction agreements and in recommending to Titan stockholders that they vote in favor of the Merger.

These interests include, among other things:

●	Mr. Seow, our previous Chairman of the Board and Chief Executive Officer of Titan, was previously the holder of 47.4% of the outstanding shares of TalenTec. In addition, Mr. Seow was previously the sole shareholder of Sire, which is the holder of 150,087 shares of Titan common stock issued upon conversion of our Series AA Preferred Stock. Sire intends to vote its Titan common stock in favor of the Merger. By virtue of the Merger, Sire’s remaining Series AA Preferred Stock will be exchanged for the right to receive 869,226 ordinary shares of BSKE, in addition to the ordinary shares of BSKE that Sire will have the right to receive in exchange for its Titan common stock;

●	the fact that Titan’s existing officers and directors will be eligible for continued indemnification and continued coverage under a directors’ and officers’ liability insurance policy after the Merger and pursuant to the Merger Agreement; and

●	Brynner Chiam, Avraham Ben-Tzvi, Firdauz Edmin Bin Mokhtar and Francisco Osvaldo Flores García will continue to serve on the board of BSKE, and Brynner Chiam will be appointed chief financial officer.

The existence of financial and personal interests of one or more of Titan’s directors may result in a conflict of interest on the part of such director(s) between what he or they may believe is in the best interests of Titan and its stockholders and what he or they may believe is best for himself or themselves in determining to recommend that stockholders vote for the Merger.

The financial and personal interests of Titan’s affiliates, including its officers and directors, may have influenced their motivation in identifying and selecting TalenTec as a business combination target, completing an initial business combination with TalenTec and influencing the operation of the business following the initial business combination. In considering the recommendations of our Board to vote for the Merger, its stockholders should consider these interests. The existence of the interests described above may result in a conflict of interest on the part of Titan’s officers and directors or other affiliates in entering into the Merger Agreement and making their recommendation that you vote in favor of the approval of the Merger. In particular, the existence of the interests described above may incentivize Titan’s officers and directors to complete an initial business combination, even if on terms less favorable to Titan’s stockholders.

There are risks to the Titan stockholders becoming shareholders of BSKE through the Merger rather than acquiring securities of TalenTec directly in an underwritten public offering, including no independent due diligence review by an underwriter and conflicts of interest of the Titan officers and directors.

Because there is no independent third-party underwriter involved in the Merger or the issuance of ordinary shares of BSKE in connection therewith, investors will not receive the benefit of any outside independent review of Titan’s and TalenTec’s respective finances and operations.

Underwritten public offerings of securities conducted by a licensed broker-dealer are subjected to a due diligence review by the underwriter or dealer manager to satisfy statutory duties under the Securities Act, the rules of Financial Industry Regulatory Authority, Inc. (“FINRA”) and the national securities exchange where such securities are listed. Additionally, underwriters or dealer-managers conducting such public offerings are subject to liability for any material misstatements or omissions in a registration statement filed in connection with the public offering. As no such review will be conducted in connection with the Merger, the Titan stockholders must rely on the information in the proxy statement/prospectus related to the Merger and will not have the benefit of an independent review and investigation of the type normally performed by an independent underwriter in a public securities offering. Although Titan performed a due diligence review and investigation of TalenTec in connection with the Merger and obtained a Fairness Opinion that the consideration to be paid pursuant to the Merger is fair to unaffiliated stockholders of Titan, from a financial point of view, Titan has different incentives and objectives in the Merger than an underwriter would in a traditional initial public offering. The lack of an independent due diligence review and investigation may increase the risk of an investment in BSKE because it may not have uncovered facts that would be important to a potential investor.

In addition, because BSKE will not become a public reporting company by means of a traditional underwritten initial public offering, securities or industry analysts may not provide, or may be less likely to provide, coverage of BSKE. Investment banks may also be less likely to agree to underwrite securities offerings on behalf of BSKE than they might if BSKE became a public reporting company by means of a traditional underwritten initial public offering, because they may be less familiar with BSKE as a result of more limited coverage by analysts and the media. The failure to receive research coverage or support in the market for the ordinary shares of BSKE could have an adverse effect on BSKE’s ability to develop a liquid market for ordinary shares of BSKE.

The exercise of our Board’s discretion in agreeing to changes or waivers in the terms of the Merger Agreement and related agreements, including closing conditions, may result in a conflict of interest when determining whether such changes to the terms or waivers of conditions are appropriate and in the Titan stockholders’ best interest.

In the period leading up to the Merger Closing, events may occur that, pursuant to the Merger Agreement, would require Titan to agree to amend the Merger Agreement to consent to certain actions taken by TalenTec or to waive rights that Titan is entitled to under the Merger Agreement, including those related to Merger Closing conditions. Such events could arise because of changes in TalenTec’s businesses, a request by Titan to undertake actions that would otherwise be prohibited by the terms of the Merger Agreement, or the occurrence of other events that would have a material adverse effect on TalenTec’s business and would entitle Titan to terminate the Merger Agreement. In any of such circumstances, it would be at Titan’s discretion, acting through our Board, to grant its consent or waive those rights. The existence of financial and personal interests of one or more of the directors described in the preceding risk factors (and described elsewhere in the proxy statement/prospectus related to the Merger) may result in a conflict of interest on the part of such director(s) between what he, she or they may believe is best for Titan and its stockholders and what he, she or they may believe is best for himself, herself or themselves in determining whether or not to take the requested action. Titan does not believe there will be any changes or waivers that our Board would be likely to make after stockholder approval of the Merger has been obtained. While certain changes could be made without further stockholder approval, Titan will circulate a new or amended proxy statement/prospectus and resolicit Titan stockholders if changes to the terms of the transaction that would have a material impact on its stockholders are required prior to the vote on the Merger.

Titan may issue notes or other debt securities, or otherwise incur substantial debt, to complete the Merger, which may adversely affect Titan’s leverage and financial condition and thus negatively impact the value of Titan stockholders’ investments.

Although Titan has no commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Merger, Titan may choose to incur substantial debt to complete its Merger. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on assets if operating revenues after a Merger are insufficient to repay debt obligations;

●	acceleration of Titan obligations to repay the indebtedness even if Titan makes all principal and interest payments when due if Titan breaches certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting Titan’s ability to obtain such financing while the debt is outstanding;

●	using a substantial portion of cash flow to pay principal and interest on our debt, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on Titan’s flexibility in planning for and reacting to changes in its business and in the industry in which Titan operates;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on Titan’s ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of its strategy and other purposes and other disadvantages compared to companies with less debt.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect Titan’s business, including its ability to negotiate and complete the Merger, and results of operations.

Titan is subject to laws and regulations enacted by national, regional and local governments. In particular, Titan is required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on Titan’s business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including its ability to negotiate and complete the Merger, and results of operations.

Legal proceedings in connection with the Merger, the outcomes of which are uncertain, could delay or prevent the completion of the Merger.

In connection with business combination transactions similar to the proposed Merger, it is not uncommon for lawsuits to be filed against the parties and/or their respective directors and officers alleging, among other things, that the proxy statement/prospectus provided to stockholders contains false and misleading statements and/or omits material information concerning the transaction. Although no such lawsuits have been filed in connection with the Merger to date, it is possible that such actions may arise and, if such actions do arise, they generally seek, among other things, injunctive relief and an award of attorneys’ fees and expenses. Defending such lawsuits could require BSKE, Titan and/or TalenTec to incur significant costs and draw the attention of their respective management teams away from the Merger. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is consummated may adversely affect BSKE’s business, financial condition, results of operations and cash flows. Such legal proceedings could delay or prevent the Merger from becoming effective within the expected timeframe.

The ordinary shares of BSKE to be received by Titan stockholders as a result of the Merger will have different rights from shares of Titan common stock.

Following completion of the Merger, Titan stockholders will no longer hold shares of Titan common stock but will instead be shareholders of BSKE. There will be important differences between your current rights as a Titan stockholder and your rights as a BSKE shareholder.

The Merger is with a company located outside of the United States, and the laws applicable to such company will likely govern all material agreements related to TalenTec, and as a result Titan may not be able to enforce its legal rights under United States law.

The laws of the country in which TalenTec presently operates will govern almost all of the material agreements relating to its operations. Titan cannot assure you that TalenTec will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of its future agreements could result in a significant loss of business, business opportunities or capital.

We currently do not have a full-time CFO. This lack of senior leadership raises serious doubts about ability to continue to run our Company effectively.

While we have appointed an acting principal financial officer, we currently do not have a full-time Chief Financial Officer. Accordingly, we have a crucial role that is not currently being filled. We are actively seeking a full-time Chief Financial Officer; however, because of our financial condition, we may not be able to find a suitable individual to fill this role. Because competition for skilled employees is highly competitive, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of the services of key personnel may adversely affect our financial condition and results of operations.

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

Item 5. Other Information.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the nine months ended September 30, 2024, as such terms are defined under Item 408(a) or Regulation S-K.

Item 6. Exhibits

(b)	Exhibits

No	Description
10.1	Merger and Contribution and Share Exchange Agreement, dated as of August 19, 2024, by and among Titan Pharmaceuticals, Inc., TTNP Merger Sub, Inc., KE Sdn. Bhd., and BSKE Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 19, 2024).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Principal Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: January 3, 2025	By:	/s/ Brynner Chiam
	Name:	Brynner Chiam
	Title:	Acting Principal Financial Officer
(Principal Financial Officer)