Form 10-K
period 2024-12-31
TITAN PHARMACEUTICALS INC
filed 2025-03-20
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing price on June 30, 2024 was approximately $3.7 million.

As of March 12, 2025, 914,234 shares of common stock, $0.001 par value, of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

Titan Pharmaceuticals, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2024

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

In December 2021, we announced our intention to work with our financial advisor to explore strategic alternatives to enhance stockholder value, potentially including an acquisition, merger, reverse merger, other business combination, sales of assets, licensing, or other transaction. In June 2022, we implemented a plan to reduce expenses and conserve capital that included a company-wide reduction in salaries and a scale back of certain operating expenses to enable us to maintain sufficient resources as we pursued potential strategic alternatives. In July 2022, David Lazar and Activist Investing LLC acquired an approximately 25% ownership interest in Titan, filed a proxy statement and nominated six additional directors, each of whom was elected to our board of directors (the “Board”) at a special meeting of stockholders held on August 15, 2022 (the “Special Meeting”). The exploration and evaluation of possible strategic alternatives by the Board has continued following the Special Meeting. Following the election of the new directors at the Special Meeting, Dr. Marc Rubin was replaced as our Executive Chairman, and David Lazar assumed the role of Chief Executive Officer. In connection with the termination of his employment as Executive Chairman, Dr. Rubin received aggregate severance payments of approximately $0.4 million. In December 2022, we implemented additional cost reduction measures including a reduction in our workforce. In June 2023, David Lazar sold his approximately 25% ownership interest in Titan to Choong Choon Hau. Mr. Lazar resigned his position as the Company’s Chief Executive Officer in April 2024. Our then Chairman of the Board of Directors, Seow Gim Shen, assumed the position as our Chief Executive Officer in April 2024.

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

On September 13, 2023, we entered into a Securities Purchase Agreement (the “Sire Purchase Agreement”) with The Sire Group Ltd. (“Sire”), pursuant to which we issued 950,000 shares of Series AA Preferred Stock to Sire at a price of $10.00 per share, for an aggregate purchase price of $9,500,000. The purchase price consists of (i) $5 million in cash at closing and (ii) $4.5 million in the form of a promissory note from Sire, personally guaranteed by a principal of Sire, due and payable on September 23, 2023, which was fully repaid on that date. The terms, rights, obligations and preferences of the Series AA Preferred Stock are set forth in a Certificate of Designations, Preferences and Rights of Series AA Preferred Stock of Titan (the “Certificate of Designations”), filed with the Secretary of State of the State of Delaware on September 13, 2023. Pursuant to the Sire Purchase Agreement, David Lazar and Peter Chasey submitted their resignations from our Board of Directors. On October 12, 2023, Brynner Chiam and Seow Gim Shen were elected to our Board of Directors, and Seow Gim Shen was appointed as Chairman.

On April 2, 2024, David Lazar, our Chief Executive Officer, Kate Beebe DeVarney, Ph.D., our President and Chief Operating Officer and a member of our Board of Directors, and three other members of our Board of Directors, Eric Greenberg, Matthew C. McMurdo and David Natan, resigned their positions with the Company. Pursuant to the terms of their respective settlement agreements, we made payments in aggregate of approximately $1.2 million. The Board of Directors subsequently appointed Firdauz Edmin Bin Mokhtar and Francisco Osvaldo Flores García as independent directors of the Company to fill two of the vacancies created by the resignations. In addition, Seow Gim Shen was appointed as Chief Executive Officer and Principal Financial Officer and continued to serve as the Company’s Chairman of the Board, which he had done since October 12, 2023.

On August 19, 2024, we entered into a Merger and Contribution and Share Exchange Agreement (the “Merger Agreement”) regarding a business combination with TalenTec Sdn. Bhd. (formerly known as KE Sdn. Bhd.) (“TalenTec”). The Merger Agreement was approved by our Board of Directors. If the Merger Agreement is approved by our stockholders and the stockholders of TalenTec (and the other closing conditions are satisfied or waived in accordance with the Merger Agreement), and upon consummation of the transactions contemplated by the Merger Agreement (the “Merger Closing”), Titan will be combined with TalenTec in a “reverse merger” transaction consisting of two steps:

1.	TTNP Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of BSKE Ltd. (“BSKE”), a Cayman Islands exempted company, will merge with and into Titan (the “Merger”); the separate existence of Merger Sub will cease; and Titan will be the surviving corporation of the Merger and a direct wholly owned subsidiary of BSKE.

2.	Within five business days after the proxy statement/prospectus relating to the proposed transaction becomes effective, shareholders of TalenTec may elect to enter into a share exchange agreement (the “Share Exchange Agreement”) with Titan and BSKE, pursuant to which, immediately following the Merger, each TalenTec shareholder entering into the Share Exchange Agreement will contribute and exchange all of his TalenTec shares in exchange for ordinary shares of BSKE. Titan may terminate the Merger Agreement if fewer than all TalenTec shareholders enter into the Share Exchange Agreement within the specified period.

Completion of the Merger is subject to the approval of the Merger by our stockholders and the issuance of shares related to the Merger, approval of the listing by Nasdaq of BSKE on the Nasdaq Capital Market, post-Merger, and satisfaction or waiver of other customary conditions set forth in the Merger Agreement. Accordingly, there can be no assurance that the proposed Merger will be consummated. The Company has been working diligently with TalenTec and BSKE to prepare a joint proxy statement/prospectus in respect of the Merger, which was initially filed by BSKE confidentially with the SEC on October 2, 2024. An amendment filing was subsequently made on February 13, 2025 for purposes of addressing comments received from the SEC.

On October 24, 2024, Seow Gim Shen notified our Board of Directors of his decision to resign as Chief Executive Officer and Chairman of the Board of the Company for personal reasons and not as a result of any disagreement with our Board or management on any matter relating to our operations, policies or practices. We anticipate that the resignation of Mr. Seow will not impact the Merger Closing with TalenTec.

On November 6, 2024, our Board of Directors appointed Brynner Chiam, a director of the Company, as acting principal executive officer and acting principal financial officer of the Company. Mr. Chiam continued to serve on our Board of Directors while he concurrently served as acting principal executive officer and acting principal financial officer. At that time, the Company also launched a search to identify a full-time chief executive officer. Mr. Chiam has not received and will not receive any additional compensation in connection with his service as acting principal executive officer and acting principal financial officer and has not entered into an employment agreement in connection with his service in those roles.

On December 2, 2024, our Board of Directors appointed Mr. Chay Weei Jye as Chief Executive Officer, effective December 2, 2024.

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

Employees

As of December 31, 2024 and as of March 20, 2025, we had no full-time employees but employ certain individuals on a contract basis.

Corporate Information

We were incorporated under the laws of the State of Delaware in February 1992. Our principal executive offices are located at 10 East 53rd St., Suite 3001, New York, New York 10022. Our telephone number is (650) 244-4990. We make our SEC filings available on the Investor Relations page of our website, http://titanpharm.com. Information contained on our website is not part of this Annual Report on Form 10-K.

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

We determined that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the identified material weakness in internal control and financial reporting as described herein. The effectiveness of our internal controls in future periods is subject to the risk that our controls may become further inadequate because of changes in conditions. We may be unable to timely remediate our material weakness and may discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

These interests include, among other things:

●	the fact that Titan’s existing officers and directors will be eligible for continued indemnification and continued coverage under a directors’ and officers’ liability insurance policy after the Merger and pursuant to the Merger Agreement; and

●	In addition, Brynner Chiam, Avraham Ben-Tzvi, Firdauz Edmin Bin Mokhtar and Francisco Osvaldo Flores García will continue to serve on the board of BSKE, and Mr. Chay, our Chief Executive Officer, will serve as Chairman and Chief Executive Officer.

The existence of interests of one or more of Titan’s directors may result in a conflict of interest on the part of such director(s) between what he or they may believe is in the best interests of Titan and its stockholders and what he or they may believe is best for himself or themselves in determining to recommend that stockholders vote for the Merger.

The existence of the interests described above may result in a conflict of interest on the part of Titan’s officers and directors or other affiliates in entering into the Merger Agreement and making their recommendation that stockholders vote in favor of the approval of the Merger.

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

We may be obligated to purchase outstanding warrants in connection with the Merger.

A holder of those certain Titan warrants initially exercisable July 9, 2020, expiring July 9, 2025; or those certain Titan warrants initially exercisable January 20, 2021, expiring July 20, 2026; or those certain Titan warrants initially exercisable February 4, 2022, expiring August 4, 2027 (the “Repurchase Warrants”), may, within 30 days after the consummation of the Merger, require the Surviving Corporation to purchase the unexercised portion of those warrants from the holder at the Black Scholes Value of that portion (the “Repurchase Option”).

“Black Scholes Value” means the value of the Repurchase Warrant based on the Black-Scholes Option Pricing Model obtained from the “OV” function on Bloomberg determined as of the day of consummation of the Merger for pricing purposes and reflecting (A) a risk-free interest rate corresponding to the U.S. Treasury rate for a period equal to the time between August 19, 2024, the date of the public announcement of the Merger, and the Repurchase Warrant expiration date, (B) an expected volatility equal to the lesser of 75% and the 100 day volatility of our common stock as of August 20, 2024, (C) the underlying price per share used in the calculation shall be the greater of (i) $5.46, the price per share of our common stock used in determining the Exchange Ratio and (ii) the highest VWAP during the period beginning on August 16, 2024, the trading day immediately preceding the announcement of the Merger and ending on the trading day of the holder’s exercise of the Repurchase Option, (D) a remaining option time equal to the time between the date of the public announcement of the Merger and the Repurchase Warrant expiration date, and (E) a zero cost of borrow.

The tax consequences of the Merger may adversely affect holders of our common stock or warrants.

It is intended that for U.S. federal income tax purposes that the transactions effected pursuant to the Merger, will constitute an integrated transaction that qualifies as an exchange generally eligible for the tax-deferred treatment under Section 351(a) of the Code (the “Intended Tax Treatment”). However, if it does not qualify for the Intended Tax Treatment (and does not otherwise qualify for tax-deferred treatment under another section of the Code), the Merger would be a taxable transaction to holders of our common stock and warrants. Further, the receipt of BSKE warrants in exchange for Titan warrants pursuant to the Merger is generally expected to be a taxable transaction to holders of Titan warrants notwithstanding the Intended Tax Treatment.

In addition, Section 367(a) of the Code generally requires a U.S. holder of stock in a U.S. corporation to recognize gain (but not loss) when such stock is exchanged for stock of a non-U.S. corporation in an exchange that would otherwise qualify for nonrecognition treatment unless certain conditions are met. It is currently expected that Section 367(a) of the Code will not apply to cause the exchange of our common stock for ordinary shares of BSKE pursuant to the Merger to be taxable (provided that the holder will, to the extent required, enter into a gain recognition agreement with the IRS). However, holders are cautioned that the potential application of Section 367(a) of the Code to the Merger is complex and depends on factors that cannot be determined until the closing of the Merger, and the interpretation of legal authorities and facts relating to the Merger. Accordingly, there can be no assurance that the IRS will not take the position that Section 367(a) of the Code applies to cause U.S. holders to recognize gain as a result of the Merger or that a court will not agree with such a position of the IRS in the event of litigation.

The requirements for the Intended Tax Treatment, including the application of Section 367(a) of the Code, are highly complex and subject to uncertainty. If you are a U.S. holder exchanging Titan common stock in the Merger or holding Titan warrants at the time of the consummation of the Merger, you are urged to consult your tax advisor to determine the tax consequences thereof.

Titan has incurred net losses in almost every year since its inception, which losses will continue for the foreseeable future and raise substantial doubt about its ability to continue as a going concern.

Titan incurred net losses in almost every year since its inception. Titan’s financial statements have been prepared assuming that Titan will continue as a going concern. For the years ended December 31, 2024 and 2023, Titan had net losses of approximately $4.7 million and $5.6 million, respectively, and had net cash used in operating activities of approximately $3.9 million and $7.1 million, respectively. These net losses and negative cash flows have had, and will continue to have, an adverse effect on Titan’s stockholders’ equity and working capital, which have declined in the past year. At December 31, 2024, Titan had working capital of approximately $2.4 million compared to working capital of approximately $6.6 million at December 31, 2023. At December 31, 2024, Titan had cash of approximately $2.8 million. Titan expects to continue to incur net losses and negative operating cash flow for the foreseeable future. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this proxy statement/prospectus do not include any adjustments that might result from its inability to continue as a going concern.

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

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our ongoing efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced undetected cybersecurity incidents. Please refer to the risk factor titled “We are increasingly dependent on information technology systems, infrastructure and data. Cybersecurity breaches could expose us to liability, damage our reputation, compromise our confidential information or otherwise adversely affect our business.” in “Risk Factors” in Part I, Item 1A of this Form 10-K for more information on the risks posed to us by cybersecurity threats.

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

We do not own or lease any physical office space. We maintain a mailing address in New York, New York. All of our contractors and consultants work remotely, and we believe this arrangement is presently adequate to meet the Company’s operational needs.

Item 3.	Legal Proceedings

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

Approximate Number of Equity Security Holders

At March 12, 2025, there were 914,234 shares of our common stock outstanding held by 87 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2024:

	Number of securities to be issued upon exercise of outstanding options, warrant and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	79,498	$68.52	17,311
Equity compensation plans not approved by security holders(2)	9	$11,880.00	-
Total	79,507	$69.85	17,311

(1)	In June 2023, our stockholders approved an amendment to the 2015 Omnibus Equity Incentive plan to increase the number of authorized shares to 125,000 shares.
(2)	Includes 30 non-qualified stock options granted to employees, directors and consultants under our 2014 Incentive Plan. For a description of the 2014 Plan, see Note 7 Stock Plans to the accompanying financial statements.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On April 2, 2024, David Lazar, our Chief Executive Officer, Kate Beebe DeVarney, Ph.D., our President and Chief Operating Officer and a member of our Board of Directors, and three other members of our Board of Directors, Eric Greenberg, Matthew C. McMurdo and David Natan, resigned their positions with the Company. Pursuant to the terms of their respective settlement agreements, we made payments in aggregate of approximately $1.2 million. The Board of Directors subsequently appointed Firdauz Edmin Bin Mokhtar and Francisco Osvaldo Flores García as independent directors of the Company to fill two of the vacancies created by the resignations. In addition, Seow Gim Shen was appointed as Chief Executive Officer and Principal Financial Officer and continued to serve as the Company’s Chairman of the Board, which he had done since October 12, 2023.

On August 19, 2024, we entered into a Merger and Contribution and Share Exchange Agreement (the “Merger Agreement”) regarding a business combination with TalenTec Sdn. Bhd. (formerly known as KE Sdn. Bhd.) (“TalenTec”). The Merger Agreement was approved by our Board of Directors. If the Merger Agreement is approved by our stockholders and the stockholders of TalenTec (and the other closing conditions are satisfied or waived in accordance with the Merger Agreement), and upon consummation of the transactions contemplated by the Merger Agreement (the “Merger Closing”), Titan will be combined with TalenTec in a “reverse merger” transaction consisting of two steps:

1.	TTNP Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of BSKE Ltd. (“BSKE”), a Cayman Islands exempted company, will merge with and into Titan (the “Merger”); the separate existence of Merger Sub will cease; and Titan will be the surviving corporation of the Merger and a direct wholly owned subsidiary of BSKE.

2.	Within five business days after the proxy statement/prospectus relating to the proposed transaction becomes effective, shareholders of TalenTec may elect to enter into a share exchange agreement (the “Share Exchange Agreement”) with Titan and BSKE, pursuant to which, immediately following the Merger, each TalenTec shareholder entering into the Share Exchange Agreement will contribute and exchange all of his TalenTec shares in exchange for ordinary shares of BSKE. Titan may terminate the Merger Agreement if fewer than all TalenTec shareholders enter into the Share Exchange Agreement within the specified period.

Completion of the Merger is subject to the approval of the Merger by our stockholders and the issuance of shares related to the Merger, approval of the listing by Nasdaq of BSKE on the Nasdaq Capital Market, post-Merger, and satisfaction or waiver of other customary conditions set forth in the Merger Agreement. Accordingly, there can be no assurance that the proposed Merger will be consummated. The Company has been working diligently with TalenTec and BSKE to prepare a joint proxy statement/prospectus in respect of the Merger, which was initially filed by BSKE confidentially with the SEC on October 2, 2024. An amendment filing was subsequently made on February 13, 2025 for purposes of addressing comments received from the SEC.

On October 24, 2024, Seow Gim Shen notified our Board of Directors of his decision to resign as Chief Executive Officer and Chairman of the Board of the Company for personal reasons and not as a result of any disagreement with our Board or management on any matter relating to our operations, policies or practices. We anticipate that the resignation of Mr. Seow will not impact the Merger Closing with TalenTec.

On November 6, 2024, our Board of Directors appointed Brynner Chiam, a director of the Company, as acting principal executive officer and acting principal financial officer of the Company. Mr. Chiam continued to serve on our Board of Directors while he concurrently served as acting principal executive officer and acting principal financial officer. At that time, the Company also launched a search to identify a full-time chief executive officer. Mr. Chiam has not received and will not receive any additional compensation in connection with his service as acting principal executive officer and acting principal financial officer and has not entered into an employment agreement in connection with his service in those roles.

On December 2, 2024, our Board of Directors appointed Mr. Chay Weei Jye as Chief Executive Officer, effective December 2, 2024.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe the following accounting policies and estimates for the years ended December 31, 2024 and 2023 to be applicable:

Revenue Recognition

We have generated revenue principally from collaborative research and development arrangements and government grants.

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

We use the Black-Scholes option pricing model to estimate the fair value method of our awards. Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. We estimate the expected term of stock options granted for the years ended December 31, 2024 and 2023 based on the historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and the expectations of future employee behavior. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. We estimate the pre-vesting forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, the sale of royalty rights, and government-sponsored research grants. At December 31, 2024, we had working capital of approximately $2.4 million compared to working capital of approximately $6.6 million at December 31, 2023.

	2024	2023
As of December 31:
Cash	$2,831	$6,760
Working capital	$2,440	$6,574
Current ratio	6.05:1	5.55:1

For the Years Ended December 31:
Cash used in operating activities	$(3,880)	$(7,092)
Cash provided by investing activities	$-	$732
Cash provided by (used in) financing activities	$(62)	$10,000

Net cash used in operating activities for the year ended December 31, 2024 consisted primarily of the net loss for the period of approximately $4.7 million offset by approximately $0.8 million related to net changes in operating assets and liabilities.

At December 31, 2024, we had cash of approximately $2.8 million, which we believe is sufficient to fund our planned operations into the fourth quarter of 2025. We will require additional funds to finance our operations. We are exploring several financing and strategic alternatives; however, there can be no assurance that our efforts will be successful.

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenues

	For the Years ended December 31,
	2024	2023	Change
	(in thousands of U.S. dollars)
Revenue:
License revenue	$-	$1	$(1)
Grant revenue	-	183	(183)
Total revenue	$-	$184	$(184)

License revenues for the year ended December 31, 2023 consisted of royalties received on sales of Probuphine by Knight in Canada.

The decrease in total revenues for the year ended December 31, 2024, was primarily due to the completion of activities related to development grants in February 2024.

Operating Expenses

	For the Years ended December 31,
	2024	2023	Change
	(in thousands of U.S. dollars)
Operating expenses:
Research and development	$-	$1,913	$(1,913)
General and administrative	4,557	5,548	(991)
Total operating expenses	$4,557	$7,461	$(2,904)

The decrease in research and development costs for the year ended December 31, 2024 was primarily associated with the completion of activities related to our development grants and decreases in research and development personnel-related costs and other expenses. Other research and development expenses include internal operating costs such as research and development personnel-related expenses, non-clinical and clinical product development related travel expenses, and allocation of facility and corporate costs. As a result of the risks and uncertainties inherently associated with pharmaceutical research and development activities described elsewhere in this document, we are unable to estimate the specific timing and future costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates.

The decrease in general and administrative expenses for the year ended December 31, 2024 was primarily related to decreases in personnel-related expenses and decreases in non-cash stock-based compensation.

Other Expenses, Net

	For the Years ended December 31,
	2024	2023	Change
	(in thousands of U.S. dollars)
Other income (expense):
Interest income, net	$1	$5	$(4)
Other expense, net	(150)	(52)	(98)
Gain on asset sale	-	1,755	(1,755)
Other income (expense), net	$(149)	$1,708	$(1,857)

The decrease in other income (expense) for the year ended December 31, 2024, was primarily due to the gain related to the sale of the ProNeura Assets to Fedson in the prior period.

Net Loss and Net Loss per Share

Our net loss applicable to common stockholders for the year ended December 31, 2024 was approximately $4.7 million, or approximately $5.23 per share, compared to our net loss from operations applicable to common stockholders of approximately $5.6 million, or approximately $7.41 per share, for the comparable period in 2023.

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

On November 22, 2024, WithumSmith+Brown, PC (“Withum”) resigned as the Company’s independent registered public accounting firm, effective immediately. Withum’s reports on the Company’s financial statements for the fiscal years ended December 31, 2023 and 2022 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company’s two most recent fiscal years ended December 31, 2023 and 2022 and the subsequent interim period through September 30, 2024, there were: (i) no “disagreements” (within the meaning of Item 304(a) of Regulation S-K) with Withum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Withum, would have caused it to make reference to the subject matter of the disagreements in its reports on the financial statements of the Company; and (ii) no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

Withum furnished to the Company a letter addressed to the SEC, dated November 27, 2024, stating that it agrees with the statements made above, which letter was filed as an exhibit to the Company’s Form 8-K filing on November 27, 2024.

On December 3, 2024, the Company entered into an engagement letter with Enrome LLP (“Enrome”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024. During the fiscal years ended December 31, 2023 and 2022, and through the effective date of Enrome’s engagement, neither the Company nor anyone acting on its behalf consulted Enrome regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and Enrome did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (2) any matter that was either the subject of a disagreement (as that term is used in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) on accounting principles or practices, financial statement disclosure or auditing scope or procedures or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

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

In our Annual Report on Form 10-K for the year ended December 31, 2023, we identified a material weakness in our internal controls over financial reporting which resulted in the misclassification of issuance costs of approximately $0.4 million related to the issuance of preferred stock during the three months ended September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. Our management identified a deficiency in our internal control over financial reporting that gave rise to a material weakness. The deficiency primarily related to limited finance and accounting staffing levels not commensurate with our complexity and our financial accounting and reporting requirements. We underwent organizational changes in 2023, including multiple reductions in workforce and operate with a very lean finance and accounting department. This limited staffing resulted in a lack of resources to fully monitor and operate our internal controls over financial reporting as of December 31, 2023, resulting in a deficiency being discovered during the annual auditing process for 2023.

Notwithstanding the conclusion by principal executive and financial officers that the disclosure controls and procedures as of December 31, 2023 were not effective and the material weakness identified in internal controls over financial reporting described below, management believes that the financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States (US GAAP).

During 2024, management implemented remediation measures – see below discussion on remediation activities. Based on these actions and testing of their effectiveness, management has concluded that the previously reported material weakness has been remediated, and our internal control over financial reporting was effective as of December 31, 2024.

Remediation Activities

Management continues to evaluate the material weakness discussed above, has created a remediation plan that it has already begun implementing and continues to finalize that plan’s implementation. For example, we will be hiring a new Chief Financial Officer to oversee our controls environment. We have corrected the deficiency discovered during the annual audit process in 2023 prior to the filing of this annual report this year. There have been no further material misclassifications or adjustments in 2024. Management conducts thorough reviews of the financial statements to ensure accuracy and compliance. Additionally, transactions are kept simple and straightforward, avoiding unnecessary complexity. However, assurance as to when all remediation efforts will be complete cannot be provided and the material weakness cannot be considered remedied until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management cannot provide assurances that the measures that have been taken to date, and are continuing to be implemented, will be sufficient to remediate the material weakness identified or to avoid potential future material weaknesses.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of Titan’s internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended December 31, 2024, as such terms are defined under Item 408(a) or Regulation S-K.

On March 20, 2025, we entered into an Employment Agreement with Chay Weei Jye, our Chief Executive Officer, (the “Chay Agreement”), pursuant to which Mr. Chay will continue to serve as our Chief Executive Officer.

Pursuant to the terms of the Chay Agreement, Mr. Chay will be paid a base salary of $60,000 per year and will participate in the Company’s equity incentive plan. Mr. Chay will be eligible to receive an annual bonus, with a target of fifty percent (50%) of his base salary. The foregoing summary is qualified in its entirety by reference to the Chay Agreement attached hereto as Exhibit 10.20 to this Annual Report on Form 10-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below are the name, age and position and a brief account of the business experience of each of our executive officers and directors:

Name	Age	Position	Director Since
Chay Weei Jye	52	Chief Executive Officer	December 2024
Avraham Ben-Tzvi(1)	54	Director	August 2022
Brynner Chiam	47	Director and Acting Principal Financial Officer	October 2023
Francisco Osvaldo Flores García(1*)(2*)(3)	38	Director	April 2024
Firdauz Edmin Bin Mokhtar(2)(3*)	51	Director	April 2024

(1)	Member of the nominating and governance committee
(2)	Member of the compensation committee
(3)	Member of the audit committee
(*)	Chairperson of that Committee

Chay Weei Jye has served as the Chief Executive Officer of Titan since December 2024. Mr. Chay has served as the Chief Technology Officer of Zchwantech, a privately held IT services and consulting company focused on the integration of IT-related products and services for companies inside and outside of Malaysia, since October 2021. Previously, Mr. Chay served as an Enterprise Domain Architect for Affin Bank Berhad from March 2021 to September 2021. In this role, Mr. Chay actively contributed as an IT lead on various request-for-proposal projects pertaining to human capital management, balance sheet management, group compliance, and finance/enterprise resource planning. From November 2019 to March 2021, he served as the Solutions Director for Sigma Info Analytics Data Sdn Bhd (“Sigma”), a Malaysian company in the information and communications technology sectors with a focus on systems, applications, data processing and project management. As Solutions Director for Sigma, Mr. Chay oversaw overall strategic advisory, enterprise architecture and technology solutioning. From April 2018 to May 2019, Mr. Chay served as Deputy General Manager and Technical Architect for UEM Group Brehard, the infrastructure arm and wholly-owned subsidiary of Khazanah Nasional Berhad, the sovereign wealth fund of Malaysia. Prior to UEM Group, Mr. Chay also served as a Senior Manager (Solutions Architect) of Malaysian Airlines for 11 years. Mr. Chay has a Bachelor of Computer Science from the Universiti Putra Malaysia located in Serdang, Malaysia.

Avraham Ben-Tzvi is the founder of ABZ Law Office, a boutique law firm specializing in corporate & securities laws, commercial law & contracts, and various civil law matters, as well as providing outsourced general counsel services for publicly traded as well as private companies and corporations, which he established in January 2017. Mr. Ben-Tzvi served as Chief Legal Officer and General Counsel of Purple Biotech Ltd. (formerly Kitov Pharma Ltd.) (NASDAQ/TASE: PPBT), a clinical-stage company advancing first-in-class therapies to overcome tumor immune evasion and drug resistance, from November 2015 until April 2020. Prior to that, Mr. Ben-Tzvi served as General Counsel and Company Secretary at Medigus Ltd. (NASDAQ/TASE: MDGS), a minimally invasive endosurgical tools medical device and miniaturized imaging equipment company, from April 2014 until November 2015. Prior to that he served as an attorney at one of Israel’s leading international law firms where, amongst other corporate and commercial work, he advised companies and underwriters on various offerings by Israeli companies listing in the US and on various SEC related filings. Prior to becoming a lawyer, Mr. Ben-Tzvi worked in several business development, corporate finance and banking roles at companies in the financial services, lithium battery manufacturing and software development industries. Since January 5, 2025, Mr. Ben-Tzvi has been serving as a member of the Board of Directors of Cyclacel Pharmaceuticals Inc. (NASDAQ: CYCC) a pharmaceuticals development company. Between October 15, 2024 and December 19, 2024, Mr. Ben-Tzvi served as a member of the Board of Directors of LQR House, Inc. (NASDAQ: YHC), a company in the wine and spirits e-commerce sector. Between March 25, 2024 and August 2, 2024, Mr. Ben-Tzvi served as a member of the Board of Directors of OpGen, Inc. (NASDAQ: OPGN), a precision medicine company. Between December 2023 and February 2025, Mr. Ben-Tzvi served as a member of the Board of Directors of Minim, Inc. (NASDAQ: MINM), a company which delivered smart software-driven communications products under the globally recognized Motorola brand and Minim® trademark. Mr. Ben-Tzvi has been serving as a member of our Board of Directors since August 2022. Mr. Ben-Tzvi holds a B.A., magna cum laude, in Economics from Yeshiva University in New York and an L.L.B., magna cum laude from Sha’arei Mishpat College of Law in Hod HaSharon, Israel. Mr. Ben-Tzvi is a licensed attorney and member of the Israel Bar Association and is also licensed as a Notary by the Israeli Ministry of Justice.

Brynner Chiam currently serves as Vice President of Finance and Tax at Black Chamber Management, a shared service company which provides outsourcing services to related companies as well as third parties, since November 2020, where he is responsible for all aspects of planning, implementing and managing financing activities for the company and its clients. From February 2014 to October 2020, Mr. Chiam served as a Director for Tricor Taxand, a professional tax firm and independent tax adviser specializing in providing tax-related services to its clients. Mr. Chiam is a member of the Chartered Tax Institute of Malaysia and has over 20 years of experience as a tax consultant and tax practitioner. He received his Bachelor of Business Studies (Accountancy) from Massey University in New Zealand. Based on Mr. Chiam’s experience, our Board believes that Mr. Chiam has the appropriate set of skills to serve as a member of our Board.

Francisco Osvaldo Flores García is a Managing Partner of Trebol Capital since 2013, where he also serves as a board member. Trebol Capital is a Venture Capital Fund that invests in technology companies. Since October 2019, Mr. Flores has been the Managing Partner of Klee Real Estate de Mexico, an investment group focused in Real Estate. Mr. Flores is in charge of fundraising and analysis of new investment opportunities, and he manages the day to day operations. From October 2020 through March 2023, Mr. Flores served as the Chief Financial Officer of Benessere Capital Acquisition Corp., a special purpose acquisition company. From April 2022 until March 2023, Mr. Flores was the Venture Partner and Managing Partner of Arc Group Ventures in Mexico, where he was in charge of new operations in the Mexican market. Mr. Flores is a Mechatronics Engineer with an Artificial Intelligence specialty (2004-2009) Student of the MBA (MBA) at Tecnológico de Monterrey. He is also qualified as a Project Manager Professional - PMI (2012) and is a Manager at Lean Startup & Social Entrepreneur for Ecosystem Development – TechBA Technology Business Models. Based on Mr. Flores’ experience, our Board believes that Mr. Flores has the appropriate set of skills to serve as a member of our Board.

Firdauz Edmin Bin Mokhtar has been the Chief Executive Officer of Saujana Petroleum Sdn Bhd since November 2023. Saujana Petroleum Sdn Bhd is an investment holding company, with operations that include marine operation and maintenance for Malaysia oil production under E&P O&M Services Sdn Bhd (EPOMS). Mr. Mokhtar served as the Chief Financial Officer of Data Knights Acquisition Corp., a special purpose acquisition company, from February 2021 until November 2023, when it completed a business combination with OneMedNet Corporation (NASDAQ:ONMD, ONMDW), a medical imaging company, based in the United States. From January 2020 until January 2021, he served as Senior Vice President, Special Projects, of Group CEO Office, at Serba Dinamik Holdings Berhad, where he was involved in mergers and acquisitions. Previously from May 2012 until November 2019, Mr. Mokhtar was the Chief Financial Officer of PBJV Group Sdn Bhd (PBJV), an oil and gas services provider in Malaysia, where he was responsible for accounting, finance, tax and legal issues, as well as general company secretarial matters for the group. Mr. Mokhtar received his bachelor’s degree (Honors) in Accountancy in July 1997 from The International Islamic University Malaysia. Mr. Mokhtar is a Certified Public Accountant registered with the Malaysian Institute of Accountants. Based on Mr. Mokhtar’s experience, our Board believes that Mr. Mokhtar has the appropriate set of skills to serve as a member of our Board.

Directors serve until the next annual meeting or until their successors are elected and qualified. Officers serve at the discretion of our Board, subject to rights, if any, under contracts of employment.

Director Attendance at the Annual Meeting

Although we do not have a formal policy regarding attendance by members of our Board at the Annual Meeting, we encourage all of our directors to attend. We did not hold an Annual Meeting in 2024.

Code of Ethics

We adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) in February 2013 that applies to all directors, officers and employees. The Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K and is available on our website at www.titanpharm.com. A copy of our code of ethics will also be provided to any person without charge, upon written request sent to us at our offices located at 10 East 53rd Street, Suite 3001, New York, New York 10022.

Insider Trading and Hedging Policy

Our insider trading policy (the “Insider Trading Policy), which applies to our employees, officers, directors, scientific advisors and consultants, expressly prohibits purchasing or selling our securities while in possession of material, non-public information, or otherwise using such information for their personal benefit. The Insider Trading Policy also prohibits engaging in short-term or speculative transactions with respect to our securities, including through the use of certain financial instruments or derivative transactions, trading in derivative securities related to our securities, which include publicly traded call and put options, engaging in short selling of our common stock, purchasing our common stock on margin and pledging our shares as collateral for a loan. The Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Changes in Director Nomination Process for Stockholders

None.

Independence of Directors

The following members of our Board meet the independence requirements and standards currently established by Nasdaq: Avraham Ben-Tzvi, Firdauz Edmin Bin Mokhtar and Francisco Osvaldo Flores Garcia.

Board Committees

Our Board has established the following three standing committees: audit committee; compensation committee; and nominating and governance committee.

The audit committee was formed in compliance with Section 3(a)(58)(A) of the Exchange Act and consists of Francisco Osvaldo Flores Garcia and Firdauz Edmin Bin Mokhtar (chair), each of whom meets the independence requirements and standards currently established by Nasdaq and the SEC. In addition, the Board has determined that Mr. Mokhtar is an “audit committee financial expert” and “independent” as defined under the relevant rules of the SEC and Nasdaq. The audit committee assists the Board by overseeing the performance of the independent auditors and the quality and integrity of Titan’s internal accounting, auditing and financial reporting practices. The audit committee is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees. The audit committee met seven times during the fiscal year ended December 31, 2024.

The compensation committee makes recommendations to the Board concerning salaries and incentive compensation for our officers, including our Principal Executive Officer, and employees and administers our stock option plans. The compensation committee consists of Francisco Osvaldo Flores Garcia (chair) and Firdauz Edmin Bin Mokhtar, each of whom meets the independence requirements and standards currently established by Nasdaq. The compensation committee did not meet during the fiscal year ended December 31, 2024.

The purpose of the nominating and governance committee is to assist the Board in identifying qualified individuals to become Board members, in determining the composition of the Board and in monitoring the process to assess Board effectiveness. The nominating and governance committee first considers a candidate’s management experience and then considers issues of judgment, background, stature, conflicts of interest, integrity, ethics, and commitment to the goal of maximizing stockholder value when considering director candidates. The nominating and governance committee also focuses on issues of diversity, such as diversity of gender, race and national origin, education, professional experience, and differences in viewpoints and skills. The nominating and governance committee does not have a formal policy with respect to diversity; however, our Board and the nominating and governance committee believe that it is essential that the directors represent diverse viewpoints. In considering candidates for our Board, the nominating and governance committee considers the entirety of each candidate’s credentials in the context of these standards. The nominating and governance committee consists of Avraham Ben-Tzvi and Francisco Osvaldo Flores Garcia (chair), each of whom meets the independence requirements and standards currently established by Nasdaq. The nominating and governance committee met once during the fiscal year ended December 31, 2024.

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

Board Meetings

Our business affairs are managed under the direction of our Board, which is currently comprised of seven (7) members. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling and direction to our management. During the fiscal year ended December 31, 2024, the Board met 25 times and did not take action by written consent. With the exception of Mr. Seow, no director attended fewer than 75% of the meetings of the Board and Board committees of which the director was a member.

Item 11.	Executive Compensation

SUMMARY COMPENSATION TABLE

The following table provides information regarding the compensation paid during the years ended December 31, 2024 and 2023 to each of the executive officers named below, who are collectively referred to as “named executive officers” elsewhere in this report.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Options Awards ($)(1)	Stock Awards ($)(1)		All Other Compensation ($)	Total Compensation ($)
Chay Weei Jye	2024	$-		$-	$-		$-	$-	$-
Chief Executive Officer(2)	2023	$-		$-	$-		$-	$-	$-

Brynner Chiam	2024	$-		$-	$-		$-	$-	$-
Acting Principal Executive Officer and Acting Principal Financial Officer(3)	2023	$-		$-	$-		$-	$-	$-

Seow Gim Shen	2024	-		-	-		-	-	-
Chief Executive Officer(4)	2023	$-		$-	$-		$-	$-	$-

David Lazar	2024	$545,564		$50,750	$-	$		$10,515	$606,829
Chief Executive Officer(5)	2023	$406,000		$1,015,000	$-		$52,180	$-	$1,473,180

Katherine Beebe DeVarney, Ph.D.	2024	$523,705		$192,500	$-		$-	$43,421	$759,626
President and Chief Operating Officer(6)	2023	$462,000	(7)	$-	$107,162		$32,947	$-	$602,109

(1)	Amounts shown represent the grant date fair value computed in accordance with FASB ASC 718. The assumptions used by us with respect to the valuation of option grants and stock awards are set forth in Note 7. Stock Plans to the accompanying financial statements.
(2)	Mr. Chay was appointed as Chief Executive Officer effective December 2, 2024. Mr. Chay did not receive any compensation in connection with his service as Chief Executive Officer during 2024.
(3)	Mr. Chiam served as Acting Principal Executive Officer from November 6, 2024 to December 2, 2024 and has served as Acting Principal Financial Officer since November 6, 2024. Mr. Chiam did not receive any compensation in connection with his service in these roles during 2024.
(4)	Mr. Seow was appointed as Chief Executive Officer effective April 2, 2024. Mr. Seow resigned from this position effective October 24, 2024. Mr. Seow did not receive any compensation in connection with his service as Chief Executive Officer during 2024.
(5)	On December 14, 2022, we entered into an employment agreement with Mr. Lazar pursuant to which Mr. Lazar was hired to serve as our Chief Executive Officer, effective August 16, 2022. On April 2, 2024, we entered into a Resignation Agreement with Mr. Lazar, pursuant to which certain payout amounts were made in accordance with Mr. Lazar’s employment agreement.
(6)	On April 2, 2024, we accepted the resignation of Dr. Beebe DeVarney as Chief Operating Officer.
(7)	On June 15, 2022, we implemented a plan to reduce expenses and conserve capital that included a company-wide reduction in salaries and a scale back of certain operating expenses. The cost-savings measures were undertaken to enable us to maintain sufficient resources as we worked with our advisors on potential strategic alternatives for maximizing shareholder value. As part of the aforementioned plan, Dr. Beebe DeVarney agreed to waive 40% of her base salary for six months. In 2023, the Board agreed to pay Dr. Beebe DeVarney $77,000 related to salaries deferred in 2022.

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

2014 Incentive Plan

In February 2014, our Board adopted the 2014 Incentive Plan (“2014 Plan”), pursuant to which 2,526 shares of our common stock have been authorized for issuance to employees, directors, officers, consultants and advisors. On December 31, 2024, options to purchase 9 shares of our common stock were outstanding under the 2014 Plan.

2015 Omnibus Equity Incentive Plan

In August 2015, our stockholders approved the 2015 Omnibus Equity Incentive Plan (“2015 Plan”). The 2015 Plan, as amended, authorizes a total of 125,000 shares of our common stock for issuance to employees, directors, officers, consultants and advisors. Awards representing 28,191 shares of our common stock have been released as of December 31, 2024. On December 31, 2024, options to purchase 79,498 shares of our common stock were outstanding under the 2015 Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2024.

	Option Awards
Name	Number of Securities Underlying Unexercised Awards (#) Exercisable	Number of Securities Underlying Unexercised Awards (#) Unexercisable	Exercise Price ($)	Expiration Date
Katherine Beebe DeVarney, Ph.D.	12	-	931.68	12/14/2025
	12	-	931.68	2/13/2027
	48	-	3,492.00	3/7/2028
	7,501	-	80.40	2/10/2031
	5,000	-	26.20	9/15/2032
	2,751	-	23.60	01/05/2032

Following the 2022 Special Meeting, all unvested options granted under the 2015 Plan prior to August 15, 2022, immediately became vested.

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

There were no options exercised by our named executive officers during 2024 and 2023.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans. The Compensation Committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Code, may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in our best interests. We sponsor a tax qualified defined contribution 401(k) plan in which Dr. Rubin and Dr. Beebe DeVarney participated.

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

On April 2, 2024, we entered into agreements with each of Mr. Lazar and Dr. Beebe DeVarney (the “Resignation Agreements”) in connection with their resignations as executive officers. The Resignation Agreements contain customary mutual releases, and payout amounts pursuant to each officer’s existing employment agreements in the amounts set forth in the Resignation Agreements.

DIRECTOR COMPENSATION

Summary of Director Compensation

The following table summarizes compensation that our non-employee directors earned during the years ended December 31, 2024 and 2023 for services as members of our Board.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Joseph A. Akers(2)(3)	2024	$-	-	$-	-	-	-		$-
	2023	$30,000	-	$107,162	-	-	-		$137,162

Avraham Ben-Tzvi(6)	2024	103,125	-	-	-	-	-		103,125
	2023	55,625	32,947	138,335	-	-	13,000	(5)	239,907

Peter L. Chasey(7)(8)	2024	-	-	-	-	-	-		-
	2023	43,542	32,947	138,335	-	-	13,000	(5)	227,824

Brynner Chiam(9)	2024	54,375	-	-	-	-	-		54,375
	2023	9,375	-	-	-	-	-		9,375

Francisco Flores(4)	2024	20,625	-	-	-	-	-		20,625
	2023	-	-	-	-	-	-		-

Eric Greenberg(10)(15)	2024	75,000	-	-	-	-			75,000
	2023	59,792	32,947	138,335	-	-	13,000	(5)	244,074

M. David MacFarlane(2)(11)	2024	-	-	-	-	-	-		-
	2023	30,312	-	107,162	-	-	-		137,474

Matthew C. McMurdo(12)(15)	2024	78,125	-	-	-	-	-		78,125
	2023	54,792	32,947	138,335	-	-	13,000	(5)	239,074

James R. McNab, Jr.(13)	2024	-	-	-	-	-	-		-
	2023	31,250	-	107,162	-	-	-		138,412

Firdauz Mokhtar(4)	2024	20,625	-	-	-	-	-		20,625
	2023	-	-	-	-	-	-		-

David Natan(14)(15)	2024	71,875	-	-	-	-	-		71,875
	2023	66,875	32,947	138,335	-	-	13,000	(5)	251,157

Seow Gim Shen(9)	2024	33,750	-	-	-	-	-		33,750
	2023	9,375	-	-	-	-	-		9,375

(1)	Amounts shown represent the grant date fair value computed in accordance with FASB ASC 718. The assumptions used by us with respect to the valuation of option grants and stock awards are set forth in Note 7. Stock Plans to the accompanying financial statements.
(2)	Did not stand for re-election at the June 2023 Shareholder meeting.
(3)	The aggregate number of option awards held at December 31, 2024 and 2023 was 5,510 and 5,512, respectively.
(4)	Joined the Board in April 2024.
(5)	Payments made to subsidize taxes due on stock awards.
(6)	The aggregate number of option awards held at December 31, 2024 and 2023 was 6,250.
(7)	Resigned from the Board in October 2023.
(8)	The aggregate number of option awards held at December 31, 2024 was 6,250.
(9)	Joined the Board in October 2023.
(10)	The aggregate number of option awards held at December 31, 2024 and 2023 was 6,250.
(11)	The aggregate number of option awards held at December 31, 2024 and 2023 was 5,511 and 5,513, respectively.
(12)	The aggregate number of option awards held at December 31, 2024 and 2023 was 6,250.
(13)	The aggregate number of option awards held at December 31, 2024 and 2023 was 5,510 and 5,512, respectively.
(14)	The aggregate number of option awards held at December 31, 2024 and 2023 was 6,250.
(15)	Resigned from the Board in April 2024.

The above table includes options granted to certain directors on August 15, 2022 and September 15, 2022, which were conditioned on the approval by our stockholders of an increase in the authorized number of shares available for issuance under the 2015 Plan, which approval was received in June 2023.

There were no options exercised by members of our Board during 2024 and 2023.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 12, 2025, the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (ii) each director and director nominee; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. As of March 12, 2025, we had 914,234 shares of common stock issued and outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)		Percent of Shares Beneficially Owned
Named Executive Officers and Directors:
Avraham Ben-Tzvi(3)	9,563		1.0%
Chay Weei Jye	-		-%
Brynner Chiam	-		-%
Francisco Osvaldo Flores Garcia	-		-%
Firdauz Edmin Bin Mokhtar	-		-%
All executive officers and directors as a group (5 persons)(4)	9,563		1.0%

Greater than 5% Stockholders:
Choong Choon Hau(5)	241,531		26.4%
Jeffrey Chung(6)	150,087	(4)	14.1%

(1)	Unless otherwise indicated, the address of such individual is c/o Titan Pharmaceuticals, Inc., 10 E. 53rd St., Suite 3001, New York, New York 10022.
(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of a person, shares of our common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 12, 2025 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.
(3)	Mr. Ben-Tzvi is a member of our Board. The shares of common stock beneficially owned include 6,250 shares of common stock subject to options exercisable within 60 days of March 12, 2025.
(4)	Includes 6,250 shares issuable upon exercise of outstanding options.
(5)	This information is based on (i) a Schedule 13D filed by Choong Choon Hau on July 21, 2023 and (ii) 54,132 shares of our Common Stock issued to Mr. Hau pursuant to the full exercise of a convertible promissory note on March 18, 2024. Mr. Hau’s business address is Emerald Heights 23 Lrg Terubong Ria 2, Paya Terubong, 11060 Pulau Pinang, Malaysia.
(6)	Consists of shares owned by The Sire Group Ltd. (“Sire”), of which Mr. Chung is the sole owner. His business address is at No. 4, Franky Building, Providence Industrial Estate, Mahe, Seychelles.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

In August 2023, we received $500,000 in funding from one of our stockholders, Choong Choon Hau, in exchange for the issuance of the Hau Promissory Note. Pursuant to the Hau Promissory Note, the principal amount accrued interest at a rate of 10% per annum and was payable monthly. All principal and accrued interest was due and payable on January 8, 2024, unless extended as provided. All or part of the Hau Promissory Note can be converted into our common stock at a conversion price of $9.32 per share from time to time following the issuance date and ending on the maturity date. In March 2024, the Hau Promissory Note, along with accrued interest, was converted into 54,132 shares of our common stock.

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

During the years ended December 31, 2024 and 2023, we made payments related to legal and consulting fees of approximately $13,000 and $109,000, respectively, to a law firm operated by one of our Board members.

In April 2024, David Lazar, former Chief Executive Officer, Dr. Kate Beebe DeVarney, Ph.D., former President and Chief Operating Officer and a member of the Board, and three other members of the Board, Eric Greenberg, Matthew C. McMurdo and David Natan, resigned from their positions. Pursuant to the terms of their respective settlement agreements, we made payments in aggregate of approximately $1.2 million. Pursuant to the Settlement Agreement and General and Mutual Release dated April 2, 2024 between us and Mr. Lazar, in the event of a Change in Control (as defined in Mr. Lazar’s Employment Agreement dated December 14, 2022), we (or any successor entity) shall pay to Mr. Lazar a lump-sum amount equal to three percent (3%) of the increased valuation of the surviving corporation resulting from such Change in Control (as determined by either (i) the definitive agreement governing the Change in Control or (ii) the highest market cap of the surviving corporation within the thirty (30) days following the Change in Control), less applicable taxes and withholdings.

Independence of Directors

The following members of our Board meet the independence requirements and standards currently established by Nasdaq: Avraham Ben-Tzvi, Firdauz Edmin Bin Mokhtar and Francisco Osvaldo Flores Garcia.

Item 14.	Principal Accounting Fees and Services.

On November 22, 2024, WithumSmith+Brown, PC (“Withum”) resigned as the Company’s independent registered public accounting firm, effective immediately. On December 3, 2024, the Company entered into an engagement letter with Enrome LLP (“Enrome”) to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2024.

Aggregate fees billed by Withum, an independent registered public accounting firm, during the fiscal years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Audit Fees	$282,312	$330,160
Tax Fees	43,680	47,432
Total	$325,992	$377,592

Aggregate fees billed by Enrome, an independent registered public accounting firm, during the fiscal years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Audit Fees	$40,000	$-
Tax Fees	-	-
Total	$40,000	$-

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

All Other Fees — During the years ended December 31, 2024 and 2023, Withum and Enrome did not incur any fees for other professional services.

The audit committee reviewed and approved all audit and non-audit services provided by Withum and Enrome and concluded that these services were compatible with maintaining its independence. The audit committee approved the provision of all non-audit services by Withum and Enrome.

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

None

TITAN PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Titan Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Titan Pharmaceuticals, Inc. (the “Company”) as of December 31, 2024, the related statements of operations, change in stockholders’ equity, and cash flows for the year ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Material Uncertainty Related to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, as of December 31, 2024, the Company incurred net loss of $4.706 million and generated negative cash flows from operations of $3.942 million. As of December 31, 2024, the Company has accumulated deficit of $396.536 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involve our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Enrome LLP

We have served as the Company’s auditor since 2024.

Singapore

March 20, 2025

PCAOB ID Number 6907

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Titan Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Titan Pharmaceuticals, Inc. (the “Company”) as of December 31, 2023, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WithumSmith+Brown, PC

We served as the Company’s auditor from 2004 to 2024.

Whippany, New Jersey

April 1, 2024

Except for Note 2, as to which the date is

March 20, 2025

PCAOB ID Number 100

TITAN PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,
	2024	2023
	(In thousands of U.S. dollars, except share and per share data)
Assets
Current assets:
Cash	$2,831	$6,760
Restricted cash	-	13
Receivables, net	-	46
Notes receivable	-	1,000
Related party receivable	62	-
Prepaid expenses and other current assets	30	199
Total current assets	2,923	8,018
Property and equipment, net	-	5
Operating lease right-of-use asset	-	63
Total assets	$2,923	$8,086

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$202	$348
Note payable to related party	-	500
Other accrued liabilities	281	519
Operating lease liability, current	-	65
Deferred grant revenue	-	12
Total current liabilities	483	1,444
Total liabilities	483	1,444

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, at amounts paid-in, $0.001 par value per share; 5,000,000 shares authorized, 950,000 shares issued and outstanding at December 31, 2024 and 2023.	1	1
Common stock, at amounts paid-in, $0.001 par value per share; 225,000,000 shares authorized, 914,234 and 781,503 shares issued and outstanding at December 31, 2024 and 2023, respectively.	1	1
Additional paid-in capital	398,974	398,470
Accumulated deficit	(396,536)	(391,830)
Total stockholders’ equity	2,440	6,642
Total liabilities and stockholders’ equity	$2,923	$8,086

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	For the Years ended December 31,
	2024	2023
	(In thousands of U.S. dollars, except per share amount)
Revenue:
License revenue	$-	$1
Grant revenue	-	183
Total revenues	-	184
Operating expenses:
Research and development	-	1,913
General and administrative	4,557	5,548
Total operating expenses	4,557	7,461
Loss from operations	(4,557)	(7,277)
Other income (expense):
Interest income, net	1	5
Other expense, net	(150)	(52)
Gain on asset sale	-	1,755
Other income (expense), net	(149)	1,708
Net loss	$(4,706)	$(5,569)
Basic and diluted net loss per common share	$(5.23)	$(7.41)
Weighted average shares used in computing basic and diluted net loss per common share	899	752

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands of U.S. dollars and share amounts)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of December 31, 2022	-	$-	751	$1	$387,623	$(386,261)	$1,363
Net loss	-	-	-	-	-	(5,569)	(5,569)
Issuance of preferred stock, net	950	1	-	-	9,499	-	9,500
Release of unrestricted stock	-	-	28	-	-	-	-
Amortization of restricted stock	-	-	3	-	25	-	25
Stock-based compensation	-	-	-	-	1,323	-	1,323
Balances as of December 31, 2023	950	$1	782	$1	$398,470	$(391,830)	$6,642
Net loss	-	-	-	-	-	(4,706)	(4,706)
Issuance of common stock upon conversion of note payable	-	-	54	-	504	-	504
Fractional shares issued due to reverse stock split	-	-	78	-	-	-	-
Balances as of December 31, 2024	950	$1	914	$1	$398,974	$(396,536)	$2,440

See accompanying notes to financial statements.

TITAN PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
	(In thousands of U.S. dollars)
Cash flows from operating activities:
Net loss	$(4,706)	$(5,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	112
Gain on sale of assets	-	(1,755)
Stock-based compensation	-	1,013
Amortization of restricted stock	-	25
Other	(2)	(2)
Changes in operating assets and liabilities:
Receivables, net	46	(10)
Notes receivable	1,000	-
Prepaid expenses and other current assets	169	177
Accounts payable	(145)	(476)
Other accrued liabilities	(235)	(423)
Deferred grant revenue	(12)	(184)
Net cash used in operating activities	(3,880)	(7,092)

Cash flows from investing activities:
Cash proceeds from sale of assets	-	734
Purchases of furniture and equipment	-	(2)
Net cash provided by investing activities	-	732

Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	9,500
Payments on behalf of related party	(62)	-
Proceeds from short-term loans	-	750
Payments on short-term loans	-	(250)
Net cash provided by (used in) financing activities	(62)	10,000

Net change in cash and restricted cash	(3,942)	3,640
Cash and restricted cash at beginning of year	6,773	3,133
Cash and restricted cash at end of year	$2,831	$6,773

Supplemental disclosure of cash flow information:
Interest paid	$13	$21
Inventory transferred with sale of assets	$-	$106
Property and equipment, net, transferred with sale of assets	$-	$109
Notes receivable received in connection with sale of assets	$-	$1,000
Note payable converted to common stock	$500	$-
Other accrued liabilities transferred with sale of assets	$-	$236
Accrued interest net of tax converted to common stock	$4	$-
Other accrued liabilities related to stock-based compensation	$-	$310

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows (in thousands of U.S. dollars):

	2024	2023
Cash	$2,831	$6,760
Restricted cash	$-	$13
Cash and restricted cash as shown in the statements of cash flows	$2,831	$6,773

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

In December 2021, we announced our intention to work with our financial advisor to explore strategic alternatives to enhance stockholder value, potentially including an acquisition, merger, reverse merger, other business combination, sales of assets, licensing, or other transaction. In June 2022, we implemented a plan to reduce expenses and conserve capital that included a company-wide reduction in salaries and a scale back of certain operating expenses to enable us to maintain sufficient resources as we pursued potential strategic alternatives. In July 2022, David Lazar and Activist Investing LLC (“Activist”) acquired an approximately 25% ownership interest in Titan, filed a proxy statement and nominated six additional directors, each of whom was elected to our board of directors (the “Board”) at a special meeting of stockholders held on August 15, 2022 (the “Special Meeting”). The exploration and evaluation of possible strategic alternatives by the Board has continued following the Special Meeting. Following the election of the new directors at the Special Meeting, Dr. Marc Rubin was replaced as our Executive Chairman, and David Lazar assumed the role of Chief Executive Officer. In connection with the termination of his employment as Executive Chairman, Dr. Rubin received aggregate severance payments of approximately $0.4 million. In December 2022, we implemented additional cost reduction measures including a reduction in our workforce. In June 2023, David Lazar sold his approximately 25% ownership interest in Titan to Choong Choon Hau. Mr. Lazar resigned his position as the Company’s Chief Executive Officer in April 2024. Our then Chairman of the Board of Directors, Seow Gim Shen, assumed the position as our Chief Executive Officer in April 2024.

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

In April 2024, David Lazar, our Chief Executive Officer, Kate Beebe DeVarney, Ph.D., our President and Chief Operating Officer and a member of our Board of Directors, and three other members of our Board of Directors, Eric Greenberg, Matthew C. McMurdo and David Natan, resigned their positions with the Company. Pursuant to the terms of their respective settlement agreements, we made payments in aggregate of approximately $1.2 million. The Board of Directors subsequently appointed Firdauz Edmin Bin Mokhtar and Francisco Osvaldo Flores García as independent directors of the Company to fill two of the vacancies created by the resignations. In addition, Seow Gim Shen was appointed as Chief Executive Officer and Principal Financial Officer and continued to serve as the Company’s Chairman of the Board, which he had done since October 12, 2023.

On August 19, 2024, we entered into a Merger and Contribution and Share Exchange Agreement (the “Merger Agreement”) regarding a business combination with TalenTec Sdn. Bhd. (formerly known as KE Sdn. Bhd.) (“TalenTec”). The Merger Agreement was approved by our Board of Directors. If the Merger Agreement is approved by our stockholders and the stockholders of TalenTec (and the other closing conditions are satisfied or waived in accordance with the Merger Agreement), and upon consummation of the transactions contemplated by the Merger Agreement (the “Merger Closing”), Titan will be combined with TalenTec in a “reverse merger” transaction consisting of two steps:

1.	TTNP Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of BSKE Ltd. (“BSKE”), a Cayman Islands exempted company, will merge with and into Titan (the “Merger”); the separate existence of Merger Sub will cease; and Titan will be the surviving corporation of the Merger and a direct wholly owned subsidiary of BSKE.

2.	Within five business days after the proxy statement/prospectus relating to the proposed transaction becomes effective, shareholders of TalenTec may elect to enter into a share exchange agreement (the “Share Exchange Agreement”) with Titan and BSKE, pursuant to which, immediately following the Merger, each TalenTec shareholder entering into the Share Exchange Agreement will contribute and exchange all of his TalenTec shares in exchange for ordinary shares of BSKE. Titan may terminate the Merger Agreement if fewer than all TalenTec shareholders enter into the Share Exchange Agreement within the specified period.

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

Completion of the Merger is subject to the approval of the Merger by our stockholders and the issuance of shares related to the Merger, approval of the listing by Nasdaq of BSKE on the Nasdaq Capital Market, post-Merger, and satisfaction or waiver of other customary conditions set forth in the Merger Agreement. Accordingly, there can be no assurance that the proposed Merger will be consummated. The Company has been working diligently with TalenTec and BSKE to prepare a joint proxy statement/prospectus in respect of the Merger, which was initially filed by BSKE confidentially with the SEC on October 2, 2024. An amendment filing was subsequently made on February 13, 2025 for purposes of addressing comments received from the SEC.

On October 24, 2024, Seow Gim Shen notified our Board of Directors of his decision to resign as Chief Executive Officer and Chairman of the Board of the Company for personal reasons and not as a result of any disagreement with our Board or management on any matter relating to our operations, policies or practices. We anticipate that the resignation of Mr. Seow will not impact the Merger Closing with TalenTec.

On November 6, 2024, our Board of Directors appointed Brynner Chiam, a director of the Company, as acting principal executive officer and acting principal financial officer of the Company. Mr. Chiam continued to serve on our Board of Directors while he concurrently served as acting principal executive officer and acting principal financial officer. At that time, the Company also launched a search to identify a full-time chief executive officer. Mr. Chiam has not received and will not receive any additional compensation in connection with his service as acting principal executive officer and acting principal financial officer and has not entered into an employment agreement in connection with his service in those roles.

On December 2, 2024, our Board of Directors appointed Mr. Chay Weei Jye as Chief Executive Officer, effective December 2, 2024.

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

Based upon the above assessment, our efforts to reduce operating costs and expenditures, and given our existing cash and projected disbursements, we concluded that, at the date of filing the financial statements in this Annual Report on Form 10-K for the year ended December 31, 2024, we had sufficient cash to fund our operations for the next 12 months without additional funds. Accordingly, the financial statements do not include adjustments that would be necessary if the going concern assumption were inappropriate.

Stock-Based Compensation

We recognize compensation expense using a fair-value based method for all stock-based payments including stock options and restricted stock awards and stock issued under an employee stock purchase plan. These standards require companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. See Note 7. Stock Plans for a discussion of our stock-based compensation plans.

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

All investments with original maturities of three months or less are considered to be cash equivalents. We had no cash equivalents as of December 31, 2024 and 2023.

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

Property and Equipment

Property and equipment consist of furniture and office equipment and computer equipment and are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to five years.

Revenue Recognition

We have generated revenue principally from collaborative research and development arrangements and government grants.

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

Receivables, net

The following table presents the activity related to our accounts receivable for the years ended December 31, 2024 and 2023.

(In thousands of U.S. dollars)
Balance as of January 1, 2023	$36
Additions	184
Deductions	(174)
Balance as of December 31, 2023	$46
Additions	-
Deductions	(46)
Balance as of December 31, 2024	$-

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

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of shares of common stock outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect for the years ended (in thousands):

	December 31,
	2024	2023
Weighted-average anti-dilutive common shares resulting from convertible preferred stock	593	-
Weighted-average anti-dilutive common shares resulting from convertible notes	7	-
Weighted-average anti-dilutive common shares resulting from stock options and awards	92	70
Weighted-average anti-dilutive common shares resulting from warrants	477	427
	1,169	497

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

We leased our office facility under an operating lease that expired in June 2024 and was not renewed. Rent expense associated with this lease was approximately $64,000 and $128,000 for the years ended December 31, 2024 and 2023, respectively.

Subsequent Events

We have evaluated events that have occurred subsequent to December 31, 2024 and through the date that the financial statements are issued. See Note 10. Subsequent Events.

Fair Value Measurements

Financial instruments, including receivables, accounts payable and accrued liabilities, are carried at cost, and their fair values are approximated due to the short-term nature of these instruments.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update enhances segment reporting disclosures by requiring public entities to disclose significant expenses that are regularly reviewed by the Chief Operating Decision Maker (CODM) when assessing performance and allocating resources. The ASU also requires interim disclosures of significant segment expenses and provides additional clarity on segment profit or loss measures.

We adopted ASU 2023-07 as of January 1, 2024, as required for fiscal years beginning after December 15, 2023, with interim reporting beginning in 2025. As we operate as a single reportable segment, the adoption of this guidance did not result in a change to the Company’s identification of segments. However, we have enhanced the disclosures to provide additional information on significant expense categories that are regularly reviewed by the CODM.

The adoption of ASU 2023-07 did not have a material impact on our financial statements but resulted in expanded disclosures within the Segment Reporting section of this report.

Other Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The requirements in ASU 2023-09 will be effective for annual periods beginning after December 15, 2024. We are continuing to evaluate the provisions of ASU 2023-09 and do not anticipate a material impact on our financial statements and related disclosures upon adoption.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements—Amendments to Remove References to the Concepts Statements”. This update contains amendments to the Codification that remove references to various FASB Concepts Statements. These issues to remove references to various Concepts Statements and the amendments apply to all reporting entities within the scope of the affected accounting guidance. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2024. Early application of the amendments in this Update is permitted for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). We believe the future adoption of this ASU is not expected to have a material impact on our financial statements.

In November 2024 and January 2025, respectively, the FASB issued ASU No. 2024-03 and ASU No. 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. ASU 2024-03 and ASU No. 2025-01 seek to separately disaggregate expenses on inventory, employee compensation, depreciation and other items included within each income statement line item that contains these expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, our fiscal year 2027, and will be applied prospectively. We are currently evaluating the guidance and its impact to the financial statements.

2.	Segment Reporting – Significant Expense Disclosure

Our CODM, the Acting Principal Financial Officer, manages our business activities as a single operating and reportable segment at the entity level. The information in our financial statements along with the quarterly forecasts and weekly disbursements are some of the regularly provided financial information our CODM receives. Accordingly, our CODM uses net loss to measure segment profit or loss, allocate resources and assess performance. In accordance with ASU 2023-07, the following significant expense categories have been identified based on the information regularly reviewed when assessing performance and allocating resources:

1.	Research and development costs – Includes research and development personnel-related costs, non-clinical and clinical product development expenses, and allocation of facility and corporate costs. Activities related to our development grants ceased in 2023, therefore, no research and development costs were incurred for 2024.

2.	General and administrative: Salaries and employee compensation and benefits – Through the second quarter of 2024, salaries and related employee compensation and benefit costs represented a significant portion of our expenses. However, as June 30, 2024, all employees were terminated, and no further salary-related expenses were incurred for the remainder of the fiscal year.

3.	General and administrative: Professional fees – Primarily consists of legal fees related to corporate governance and regulatory compliance, accounting and audit fees associated with financial reporting and compliance with SEC requirements and consulting fees paid to certain contractors.

4.	General and administrative: Insurance expenses – Includes general liability, directors and officers (D&O) insurance, and other business-related coverage.

5.	General and administrative: Board of directors’ fees – Paid to directors for their service on the board and its committees.

Amounts incurred for the above-identified expenses for the years ended December 31, 2024 and 2023 were as follows:

(in thousands of U.S. dollars)	2024	2023
Research and development costs	$-	$1,913
General and Administrative: Salaries and employee compensation and benefits	1,505	2,709
General and Administrative: Professional fees	1,628	1,538
General and Administrative: Insurance expenses	485	580
General and Administrative: Board of directors’ fees	457	476
Total	$4,075	$7,216

3.	Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
(in thousands of U.S. dollars)	2024	2023
Furniture and office equipment	$-	$132
Computer equipment	-	579
	-	711
Less accumulated depreciation and amortization	-	(706)
Property and equipment, net	$-	$5

4.	Commitments and Contingencies

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

Common Stock

Our common stock outstanding as of December 31, 2024 and December 31, 2023 was 914,234 shares and 781,503 shares, respectively.

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

Restricted Shares

In October 2023, we agreed to issue 2,500 restricted shares of our common stock pursuant to a settlement agreement with MDM Worldwide Solutions, Inc. The shares vested immediately. We recorded related expenses of approximately $25,000 during the year ended December 31, 2023.

The following table summarizes restricted stock activity:

	December 31,
	2024	2023
Outstanding at January 1	-	-
Issued	-	2,500
Forfeited or expired	-	-
Released	-	(2,500)
Outstanding at December 31	-	-

As of December 31, 2024, the following warrants to purchase shares of our common stock were outstanding (in thousands, except per share price):

Date Issued	Expiration Date	Exercise Price	Outstanding
08/09/2019	02/09/2025	$642.00	5
01/09/2020	07/09/2025	$150.00	10
10/30/2020	12/01/2025	$60.00	82
01/20/2021	07/20/2026	$71.00	102
02/04/2022	08/04/2027	$22.80	233
			432

Shares Reserved for Future Issuance

As of December 31, 2024, shares of common stock reserved by us for future issuance consisted of the following (in thousands):

Stock options outstanding	79
Shares issuable upon the exercise of warrants	432
511

7.	Stock Plans

In August 2015, our stockholders approved the 2015 Plan. The 2015 Plan, as subsequently amended, authorizes a total of 125,000 shares of our common stock for issuance to employees, directors, officers, consultants and advisors. As of December 31, 2024, options to purchase 3,750 shares of our common stock were available for grant and 93,059 shares of our common stock were outstanding under the 2015 Plan.

In February 2014, our Board adopted the 2014 Incentive Plan (the “2014 Plan”), pursuant to which 30 shares of our common stock are currently authorized for issuance to employees, directors, officers, consultants and advisors. The 2014 Plan was terminated upon the approval of the 2015 Plan. As of December 31, 2024, options to purchase 30 shares of our common stock were outstanding under the 2014 Plan.

The following table summarizes option activity for the year ended December 31, 2024:

	Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands of U.S. dollars)
Outstanding at January 1, 2024	93	$73.46	8.35	$-
Granted	-			-
Released	-			-
Cancelled/expired	(14)	89.81		-
Outstanding at December 31, 2024	79	$69.85	7.15	$-
Exercisable at December 31, 2024	79	$69.85	7.15	$-

We use the Black-Scholes-Merton option-pricing model with the following assumptions to estimate the stock-based compensation expense:

	For the Years Ended December 31,
	2024	2023
Weighted-average risk-free interest rate	-%	4.1%
Expected dividend payments	-	-
Expected holding period (years)(1)	-	5.28
Weighted-average volatility factor(2)	-	1.10
Estimated forfeiture rates for options granted(3)	-%	7%

(1)	Expected holding period is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and the expectations of future employee behavior.
(2)	Weighted average volatility is based on the historical volatility of our common stock.
(3)	Estimated forfeiture rates are based on historical data.

Based upon the above methodology, the weighted-average fair value of options and awards granted during the year ended December 31, 2023 was $17.66.

The following table summarizes the stock-based compensation expense:

	For the Years Ended December 31,
(in thousands of U.S. dollars)	2024	2023
Research and development	$-	$112
General and administrative	-	901
Total stock-based compensation expense	$-	$1,013

As of December 31, 2024, there was no unrecognized compensation expense related to non-vested stock options subject to shareholder approval.

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

During August and September 2022, our Board granted 6,250 options to purchase common stock at $30.40 per share and 45,000 options to purchase common stock at $26.20 per share which are subject to shareholder approval of an amendment to increase the number of shares reserved for issuance under our 2015 Plan. The options vest monthly over a 12-month period from the grant dates. The shares underlying these options were approved by our stockholders on June 29, 2023 and have been included in the table above as of December 31, 2024.

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

8.	Income Taxes

As of December 31, 2024, we had federal net operating loss carryforwards of approximately $132.0 million that expire at various dates through 2037 and approximately $63.8 million which do not expire but are subject to 80% taxable income limitations. As of December 31, 2024, we had federal research and development tax credits of approximately $5.1 million that expire at various dates through 2041. We also had net operating loss carryforwards for California income tax purposes of approximately $121.5 million that expire at various dates through 2044 and state research and development tax credits of approximately $9.1 million which do not expire.

Current federal and California tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change of a corporation under Internal Revenue Code Section 382 and 383.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and credit carryforwards. Significant components of our deferred tax assets are as follows:

	As of December 31,
(in thousands of U.S. dollars)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$49,611	$53,225
Research credit carryforwards	9,214	9,841
Other, net	1,655	1,980
Total deferred tax assets	60,480	65,046
Deferred tax liabilities:
Other, net	-	(19)
Total deferred tax liabilities	-	(19)
Valuation allowance	(60,480)	(65,027)
Net deferred tax assets	$-	$-

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

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $4.5 million during 2024 and decreased by approximately $5.3 million during 2023.

The provision for income taxes consists of state minimum taxes due. The effective tax rate of our provision (benefit) for income taxes differs from the federal statutory rate as follows:

	For the Years Ended December 31,
(in thousands of U.S. dollars)	2024	2023
Computed at 21%	$(980)	$(1,084)
State taxes	(436)	11
Change in valuation allowance	(4,547)	(5,310)
Other	1	2
Stock based compensation	74	218
Research and development credits	(185)	(233)
Tax attributes expirations	6,082	6,314
Impact of IRC 162m	(8)	83
Total	$1	$1

We had no unrecognized tax benefits, or any amounts accrued for interest and penalties for the three years ended December 31, 2024. Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense. We do not expect the amount of unrecognized tax benefits will materially change in the next twelve months.

We file tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to the U.S. federal and state income tax examination by tax authorities for such years 2004 through 2024, due to net operating losses that are being carried forward for tax purposes.

9.	Related Party Transactions

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

During the years ended December 31, 2024 and 2023, we made payments related to legal and consulting fees of approximately $13,000 and $109,000, respectively, to a law firm operated by one of our Board members.

During the year ended December 31, 2024, we made payments totalling approximately $62,000 on behalf of BSKE, a related party. This amount is recorded as a receivable on the condensed balance sheet as of December 31, 2024 and is expected to be repaid under standard terms.

10.	Subsequent Events

We have evaluated events that have occurred subsequent to December 31, 2024 and through the date that the financial statements are issued. Based on this evaluation, other than as set forth below, no events have occurred that require disclosure or adjustment in the financial statements.

On January 3, 2025, the Company received a notice (the “Notice”) from the Nasdaq Listing Qualifications Staff of Nasdaq that the Company is in noncompliance with Listing Rules 5620(a) and 5810(c)(2)(G) as a result of its failure to hold an annual shareholder meeting within twelve months of the December 31, 2023 fiscal year end. The Notice has no immediate effect on the Company’s listing on the Nasdaq Capital Market. The Company has since submitted a plan to regain compliance. If that plan is accepted by Nasdaq, then the Company may be granted an exception of up to 180 calendar days from the date of its December 31, 2024 fiscal year end, or until June 30, 2025, to regain compliance. The Company’s failure to regain compliance with standards for continued listing would result in the ultimate de-listing of its common stock from Nasdaq. In response to the Notice, the Company intends to schedule an annual meeting of shareholders and to submit a plan designed to regain compliance in accordance with the requirements of the Notice and the Nasdaq listing standards.

(b) Exhibits

No.	Description
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended(2)
3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation dated September 24, 2015(4)
3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation dated January 23, 2019(6)
3.1.4	Certificate of Amendment to the Restated Certificate of Incorporation dated November 30, 2020(16)
3.1.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated January 8, 2024(28)
3.2	By-laws of the Registrant(1)
3.3	Amendment to the By-laws of the Registrant dated December 29, 2021(15)
3.4	Amendment to the By-laws of the Registrant dated July 5, 2022(17)
4.1	Form of January 2020 Private Placement Warrant(7)
4.2	Description of the Registrant’s Common Stock(9)
4.3	Warrant Agency Agreement between Titan Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company and Form of Warrant(11)
4.4	Form of January 2021 Private Placement Warrant(14)
4.5	Form of February 2022 Placement Warrant(16)
4.6	Certificate of Designations, Preferences and Rights of Series AA Convertible Preferred Stock.(26)
10.1 ±	Distribution and Sublicense Agreement dated February 1, 2016 as amended by agreement dated August 2, 2018 between Titan Pharmaceuticals, Inc. and Knight Therapeutics Inc.(5)
10.2	Employment Agreement between the Registrant and Katherine Beebe DeVarney(8)
10.3±±	Asset Purchase Agreement dated October 27, 2020 between Titan Pharmaceuticals, Inc. and JT Pharmaceuticals, Inc.(12)
10.4	Form of Amendment to Employment Agreement with Kate DeVarney(18)
10.5	Form of Stock Option Agreement(19)
10.6	License Agreement between Titan Pharmaceuticals, Inc. and Ocular Therapeutix, Inc., dated as of December 6, 2022(20)
10.7	Employment Agreement, dated December 14, 2022, between Titan Pharmaceuticals, Inc. and David E. Lazar(21)
10.8	Form of Amendment to Employment Agreement with Kate DeVarney(22)
10.9	Titan Pharmaceuticals, Inc. Fourth Amended and Restated 2015 Omnibus Equity Incentive Plan(23)
10.10	Asset Purchase Agreement between Titan Pharmaceuticals, Inc. and Fedson, Inc., dated as of July 26, 2023(24)
10.11	Amendment and Extension Agreement between Titan Pharmaceuticals, Inc. and Fedson, Inc., dated as of August 25, 2023.(25)
10.12	Form of Securities Purchase Agreement, dated as of September 13, 2023, by and among the Company and The Sire Group Ltd.(26)
10.13	Form of Registration Rights Agreement, dated as of September 13, 2023, by and among the Company and The Sire Group Ltd.(26)
10.14	Convertible Promissory Note between Titan Pharmaceuticals, Inc. and Choong Choon Hau(27)
10.15	Form of Settlement Agreement and General and Mutual Release between the Company and each of Eric Greenberg, Matthew C. McMurdo and David Natan.(29)
10.16	Agreement, dated April 2, 2024, between the Company and Avraham Ben-Tzvi.(29)
10.17	Resignation Agreement, dated April 2, 2024, between the Company and David Lazar.(29)
10.18	Resignation Agreement, dated April 2, 2024, between the Company and Katherine Beebe DeVarney.(29)
10.19	Merger and Contribution and Share Exchange Agreement, dated as of August 19, 2024, by and among Titan Pharmaceuticals, Inc., TTNP Merger Sub, Inc., KE Sdn. Bhd., and BSKE Ltd.(30)
10.20*	Employment Agreement, dated March 20, 2025, between Titan Pharmaceuticals, Inc. and Chay Weei Jye.

14.1	Code of Business Conduct and Ethics(3)
19.1*	Insider Trading Policy
23.1*	Consent of Enrome LLP, Independent Registered Public Accounting Firm
23.2*	Consent of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Dodd-Frank Clawback Policy(31)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

±	Confidential treatment has been granted as to certain portions of this exhibit.
±±	Certain information has been omitted from this exhibit in reliance upon Item 601(b)(10) of Regulation S-K.
*	Filed herewith

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-221126).
(2)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 filed on January 14, 2010.
(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 28, 2015.
(5)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated October 18, 2019.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 7, 2020.
(8)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated April 1, 2019.
(9)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated March 30, 2020.
(10)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2020.
(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A dated October 27, 2020.
(12)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2020.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 1, 2020.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 19, 2021.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 29, 2021.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated February 3, 2022.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 5, 2022.
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 5, 2022.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 21, 2022.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 12, 2022.
(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated December 15, 2022.
(22)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2023.
(23)	Incorporated by reference from Annex A to the Registrant’s Definitive Proxy Statement filed on May 19, 2023.
(24)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 27, 2023.
(25)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 30, 2023.
(26)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 18, 2023.
(27)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2023.
(28)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 8, 2024.
(29)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated April 3, 2024.
(30)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 19, 2024.
(31)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated April 1, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2025	TITAN PHARMACEUTICALS, INC.

	By:	/s/ Chay Weei Jye
	Name:	Chay Weei Jye
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chay Weei Jye	Chief Executive Officer	March 20, 2025
Chay Weei Jye	(principal executive officer)

/s/ Brynner Chiam	Acting Principal Financial Officer	March 20, 2025
Brynner Chiam	Director

/s/ Avraham Ben-Tzvi, Adv.	Director	March 20, 2025
Avraham Ben-Tzvi, Adv.

/s/ Firdauz Edmin Bin Mokhtar	Director	March 20, 2025
Firdauz Edmin Bin Mokhtar

/s/ Francisco Osvaldo Flores Garcia	Director	March 20, 2025
Francisco Osvaldo Flores Garcia