Form 10-Q
period 2025-03-31
TITAN PHARMACEUTICALS INC
filed 2025-05-14
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	TTNP	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2025
Common Stock, par value $0.001	914,234

Titan Pharmaceuticals, Inc.

i

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands of U.S. dollars, except share and per share data)

	March 31,	December 31,
	2025	2024
	(unaudited)	(Note 1)
Assets
Current assets:
Cash	$1,945	$2,831
Related party receivable	81	62
Prepaid expenses and other current assets	130	30
Total current assets	2,156	2,923
Total assets	$2,156	$2,923

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$194	$202
Other accrued liabilities	85	281
Total current liabilities	279	483
Total liabilities	279	483

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, at amounts paid in, $0.001 par value per share; 5,000,000 shares authorized, 950,000 shares issued and outstanding at March 31, 2025 and December 31, 2024.	1	1
Common stock, at amounts paid in, $0.001 par value per share; 225,000,000 shares authorized, 914,234 shares issued and outstanding at March 31, 2025 and December 31, 2024.	1	1
Additional paid-in capital	398,974	398,974
Accumulated deficit	(397,099)	(396,536)
Total stockholders’ equity	1,877	2,440
Total liabilities and stockholders’ equity	$2,156	$2,923

See accompanying notes to condensed financial statements.

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except per share amount)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating expenses:
General and administrative	$534	$1,063
Total operating expenses	534	1,063
Loss from operations	(534)	(1,063)
Other income (expense):
Interest income, net	-	1
Other income (expense), net	(29)	2
Other income (expense), net	(29)	3
Net loss	$(563)	$(1,060)

Basic and diluted net loss per common share	$(0.62)	$(1.24)
Weighted-average shares used in computing basic and diluted net loss per common share	914	853

See accompanying notes to condensed financial statements.

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands of U.S. dollars and share amounts)

(unaudited)

Three Months Ended March 31, 2025

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2024	950	$1	914	$1	$398,974	$(396,536)	$2,440
Net loss	-	-	-	-	-	(563)	(563)
Balances at March 31, 2025	950	$1	914	$1	$398,974	$(397,099)	$1,877

Three Months Ended March 31, 2024

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2023	950	$1	782	$1	$398,470	$(391,830)	$6,642
Net loss	-	-	-	-	-	(1,060)	(1,060)
Issuance of common stock upon conversion of note payable	-	-	54	-	504	-	504
Fractional shares issued due to reverse stock split	-	-	78	-	1	-	1
Balances at March 31, 2024	950	$1	914	$1	$398,975	$(392,890)	$6,087

See accompanying notes to condensed financial statements.

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(563)	$(1,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	2
Other	-	(1)
Changes in operating assets and liabilities:
Notes receivable	-	1,000
Receivables	-	(87)
Prepaid expenses and other assets	(100)	(119)
Accounts payable	(9)	22
Deferred grant revenue	-	(12)
Other accrued liabilities	(195)	(358)
Net cash used in operating activities	(867)	(613)

Cash flows from financing activity:
Payments on behalf of related party	(19)	-
Net cash used in financing activity	(19)	-

Net decrease in cash	(886)	(613)
Cash at beginning of period	2,831	6,772
Cash at end of period	$1,945	$6,159

Supplemental cash flow information:
Interest paid	$-	$13
Supplemental non-cash flow information:
Note payable to related party converted to common stock	$-	$500
Accrued interest net of tax converted to common stock	$-	$5

See accompanying notes to condensed financial statements.

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

On August 19, 2024, we entered into a Merger and Contribution and Share Exchange Agreement (the “Merger Agreement”) regarding a business combination with TalenTec Sdn. Bhd. (formerly known as KE Sdn. Bhd.) (“TalenTec”). The Merger Agreement was approved by our Board of Directors. If the Merger Agreement is approved by our stockholders and the stockholders of TalenTec (and the other closing conditions are satisfied or waived in accordance with the Merger Agreement), and upon consummation of the transactions contemplated by the Merger Agreement (the “Merger Closing”), the Company will be combined with TalenTec in a “reverse merger” transaction consisting of two steps:

1.	TTNP Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of Black Titan Corporation (formerly known as BSKE Ltd.) (“Black Titan”), a Cayman Islands exempted company, will merge with and into Titan (the “Merger”); the separate existence of Merger Sub will cease; and Titan will be the surviving corporation of the Merger and a direct wholly owned subsidiary of Black Titan.

2.	Within five business days after the proxy statement/prospectus relating to the proposed transaction becomes effective, shareholders of TalenTec may elect to enter into a share exchange agreement (the “Share Exchange Agreement”) with Titan and Black Titan, pursuant to which, immediately following the Merger, each TalenTec shareholder entering into the Share Exchange Agreement will contribute and exchange all of his TalenTec shares in exchange for ordinary shares of Black Titan. The Company may terminate the Merger Agreement if fewer than all TalenTec shareholders enter into the Share Exchange Agreement within the specified period.

Seow Gim Shen, who served as our Chairman of the Board and Chief Executive Officer, was previously the holder of 47.4% of the outstanding shares of TalenTec. In addition, Mr. Seow was previously the sole stockholder of The Sire Group Ltd. (“Sire”), which is the holder of Series AA Preferred Stock, currently convertible into 150,087 shares of our common stock. Mr. Seow subsequently sold all of his TalenTec shares to Danny Vincent Dass and sold all of his Sire shares to Jeffrey Chung. Upon completion of the Merger, the existing security holders of TalenTec and Titan (excluding Sire and current Titan directors and officers) expect to own approximately 79.89% and 20.11%, respectively, of the outstanding shares of the combined company. Such ownership percentages could be subject to proportional dilution for any required financing in connection with the Merger Closing.

Completion of the Merger is subject to the approval of the Merger by our stockholders and the issuance of shares related to the Merger, approval of the listing by Nasdaq of Black Titan on the Nasdaq Capital Market, post-Merger, and satisfaction or waiver of other customary conditions set forth in the Merger Agreement. Accordingly, there can be no assurance that the proposed Merger will be consummated. The Company has been working diligently with TalenTec and Black Titan to prepare a joint proxy statement/prospectus in respect of the Merger, which was initially filed by Black Titan confidentially with the Securities and Exchange Commission (the “SEC”) on October 2, 2024. Subsequent amendment filings were made on February 13, 2025 and April 24, 2025 for purposes of addressing comments received from the SEC.

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

On December 2, 2024, our Board of Directors appointed Mr. Chay Weei Jye as Chief Executive Officer, effective December 2, 2024. On March 20, 2025, we entered into an Employment Agreement with Chay Weei Jye, our Chief Executive Officer (the “Chay Agreement”), pursuant to which Mr. Chay will continue to serve as our Chief Executive Officer. Pursuant to the terms of the Chay Agreement, Mr. Chay will be paid a base salary of $60,000 per year and will participate in the Company’s equity incentive plan. Mr. Chay will be eligible to receive an annual bonus, with a target of fifty percent (50%) of his base salary.

On March 26, 2025, we received a notice (the “Notice”) from the Listing Qualifications staff of Nasdaq notifying the Company that our stockholders’ equity as reported in our Annual Report on Form 10-K for the period ended December 31, 2024 (“2024 10-K”) did not satisfy the stockholders’ equity continued listing requirement under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market, which requires that a listed company’s stockholders’ equity be at least $2,500,000 (the “Equity Rule”). In our 2024 10-K, we reported stockholders’ equity of $2,440,000, and, as a result, did not satisfy the Equity Rule.

The Notice had no immediate effect on our listing on the Nasdaq Capital Market. In accordance with Nasdaq rules, the Company has 45 calendar days from the date of the Notice to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1). We intend to submit a compliance plan within 45 days of the date of the Notice and will evaluate available options to resolve the deficiency and regain compliance. If our compliance plan is accepted, we may be granted up to 180 calendar days from March 26, 2025 to evidence compliance. As a result of the completion of our Private Placement transaction with Blue Harbour Asset Management L.L.C-FZ on April 11, 2025, as described further below, the Company believes it has stockholders’ equity of at least $2.5 million. The Company awaits Nasdaq’s formal confirmation that it has evidenced compliance with the Equity Rule. Furthermore, if deemed compliant, Nasdaq will continue to monitor the Company to ensure its ongoing compliance with the Equity Rule and, if at the time of filing of the Company’s next periodic financial statements that covers the period following the closing of the Private Placement, the Company does not evidence compliance with the Equity Rule, the Company may be subject to delisting from Nasdaq. See Note 9. Subsequent Events.

On March 27, 2025, our Board appointed Gabriel Loh as an independent director of the Company. The Board determined that Mr. Loh is “independent” as defined under the relevant rules of the SEC and The Nasdaq Stock Market and appointed him to serve as a member of the Audit Committee.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any future interim periods.

The balance sheet as of December 31, 2024 is derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in our 2024 10-K.

The accompanying condensed financial statements have been prepared assuming we will continue as a going concern.

As of March 31, 2025, we had cash of approximately $1.9 million, which we believe is sufficient to fund our planned operations through the first quarter of 2026. We are exploring several financing and strategic alternatives; however, there can be no assurance that our efforts will be successful.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Going Concern Assessment

We assess going concern uncertainty in our financial statements to determine if we have sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the financial statements are issued or available to be issued, which is referred to as the look-forward period as defined by Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable those implementations can be achieved, and we have the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15.

Based upon the above assessment, our efforts to reduce operating costs and expenditures, and given our existing cash and projected disbursements, we concluded that, at the date of filing the financial statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025, we had sufficient cash to fund our operations for the next 12 months without additional funds. Accordingly, the financial statements do not include adjustments that would be necessary if the going concern assumption were inappropriate.

Stock-Based Compensation

We recognize compensation expense using a fair-value based method for all stock-based payments including stock options and restricted stock awards and stock issued under an employee stock purchase plan. These standards require companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. See Note 3. Stock Plans for a discussion of our stock-based compensation plans.

Cash

Our investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible given these two constraints. We satisfy liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers and limiting the amount of credit exposure to any one issuer. The estimated fair values have been determined using available market information. We do not use derivative financial instruments in our investment portfolio.

We maintain significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on our financial condition, results of operations, and cash flows.

All investments with original maturities of three months or less are considered to be cash equivalents. We had no cash equivalents as of March 31, 2025 and December 31, 2024.

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

We leased our office facility under an operating lease that expired in June 2024 and was not renewed. Rent expense associated with this lease was approximately $32,000 for the three months ended March 31, 2024.

Subsequent Events

We have evaluated events that have occurred after March 31, 2025 and through the date that our condensed financial statements are issued. See Note 9. Subsequent Events.

Fair Value Measurements

Financial instruments, including receivables, accounts payable and accrued liabilities, are carried at cost, and their fair values are approximated due to the short-term nature of these instruments.

Recent Accounting Pronouncements

See Note 1 to our financial statements included in our 2024 10-K for information on recent accounting pronouncements.

2.	Segment Reporting – Significant Expense Disclosure

Our Chief Operating Decision Maker (CODM), the Acting Principal Financial Officer, manages our business activities as a single operating and reportable segment at the entity level. The information in our financial statements along with the quarterly forecasts and weekly disbursements are some of the regularly provided financial information our CODM receives. Accordingly, our CODM uses net loss to measure segment profit or loss, allocate resources and assess performance. In accordance with ASU 2023-07, the following significant expense categories have been identified based on the information regularly reviewed when assessing performance and allocating resources:

1.	Salaries and employee compensation and benefits – Through the second quarter of 2024, salaries and related employee compensation and benefit costs represented a significant portion of our expenses. However, as June 30, 2024, all employees were terminated, and no further salary-related expenses were incurred for the remainder of the fiscal year. In March 2025, we entered into an employment agreement with Chay Weei Jye providing for a base annual salary of $60,000.

2.	Professional fees – Primarily consists of legal fees related to corporate governance and regulatory compliance, accounting and audit fees associated with financial reporting and compliance with SEC requirements and consulting fees paid to certain contractors.

3.	Insurance expenses – Includes general liability, directors and officers (D&O) insurance, and other business-related coverage.

4.	Board of directors’ fees – Paid to directors for their service on the board and its committees.

Amounts incurred for the above-identified expenses for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(in thousands of U.S. dollars)	2025	2024
Salaries and employee compensation benefits	$15	$415
Professional fees	315	397
Insurance expenses	110	124
Board of directors’ fees	39	81
Total	$479	$1,017

3.	Stock Plans

The following table summarizes option activity:

	Shares (in thousands)	Weighted- Average Exercise Price per share	Weighted- Average Remaining Option Term (in years)	Aggregate Intrinsic Value (in thousands of U.S. dollars)
Outstanding at December 31, 2024	79	$69.85	7.15	$-
Outstanding at March 31, 2025	79	$68.52	6.90	$-
Exercisable at March 31, 2025	79	$68.52	6.90	$-

We use the Black-Scholes-Merton option-pricing model to estimate the fair value of our stock options. There were no options granted or shares awarded during the three-month periods ended March 31, 2025 and 2024.

As of March 31, 2025, there was no unrecognized compensation expense related to non-vested stock options.

4.	Net Loss Per Share

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Weighted-average anti-dilutive common shares resulting from options	80	93
Weighted-average anti-dilutive common shares resulting from convertible note	-	15
Weighted-average anti-dilutive common shares resulting from convertible preferred	1,019	332
Weighted-average anti-dilutive common shares resulting from warrants	468	476
	1,567	916

5.	Commitments and Contingencies

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

The Company had 914,234 shares of common stock outstanding as of March 31, 2025 and December 31, 2024.

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

8.	Related Party Transactions

During the three months ended March 31, 2025 and 2024, we made payments related to legal fees of approximately $2,000 and approximately $7,000, respectively, to a law firm operated by one of our Board members.

As of March 31, 2025, we had a receivable balance of approximately $81,000 from Black Titan, a related party. This includes advances of approximately $19,000 made during the three months ended March 31, 2025 and a balance of $62,000 outstanding as of December 31, 2024. This amount is expected to be repaid under standard terms.

In August 2023, we received $500,000 in funding in exchange for the issuance of the Hau Promissory Note. In March 2024, the Hau Promissory Note, along with accrued interest of approximately $4,511, was converted into 54,132 shares of our common stock (see Note 7. Stockholders’ Equity).

9.	Subsequent Events

We have evaluated events that have occurred subsequent to March 31, 2025 and through the date that the financial statements are issued. Based on this evaluation, other than as set forth below, no events have occurred that require disclosure or adjustment in the financial statements.

On March 29, 2025, we entered into a Securities Purchase Agreement with Blue Harbour Asset Management L.L.C-FZ (“Blue Harbour”), pursuant to which we agreed to issue 100,000 shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) to Blue Harbour at a price of $10.00 per share, for an aggregate purchase price of $1,000,000 (the “Private Placement”). The terms, rights, obligations and preferences of the Series B Preferred Stock are set forth in a Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of the Company (the “Certificate of Designations”), filed with the Secretary of State of the State of Delaware on March 31, 2025. The closing of the Private Placement occurred on April 11, 2025.

Under the Certificate of Designations, each share of Series B Preferred Stock will be convertible, at the holder’s option at any time, into shares of the Company’s common stock at a conversion rate equal to the quotient of (i) the stated value of such share divided by (ii) the initial conversion price of $3.00, subject to specified adjustments as set forth in the Certificate of Designations. Based on the initial conversion rate, approximately 333,333 shares of the Company’s common stock would be issuable upon conversion of all the shares of Series B Preferred Stock, when issued, assuming the absence of in-kind dividends. The Series B Preferred Stock will contain limitations that prevent Blue Harbour from acquiring the lower of either (i) the maximum percentage of common stock permissible under the rules and regulations of The Nasdaq Stock Market (“Nasdaq”) without first obtaining shareholder approval or (ii) 19.99% of the Company’s outstanding common stock.

The holder of the Series B Preferred Stock is entitled to receive dividends on shares of the Series B Preferred Stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends actually paid on shares of the common stock. No other dividends will be paid on shares of the Series B Preferred Stock. Any shares of Series B Preferred Stock may, at the option of the holder, be converted at any time into that number of shares of common stock at the conversion price set forth above. Without approval of holders of a majority of the outstanding Series B Preferred Stock, the Company may not (a) alter or adversely change the powers, preferences or rights given to the Series B Preferred Stock, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of the Series B Preferred Stock, (c) increase the number of authorized shares of the Series B Preferred Stock, (d) enter into or consummate any Fundamental Transaction (as defined in the Certificate of Designations), or (e) enter into any agreement with respect to any of the foregoing. In the event of any liquidation, dissolution or winding up of the Company, the holder of the Series B Preferred Stock will be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of common stock would receive if the Series B Preferred Stock were fully converted to common stock, which amounts shall be paid pari passu with all holders of common stock.

The shares sold in the Private Placement do not involve a public offering and have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Regulation S thereunder.

As a result of the completion of the Private Placement, the Company believes it has stockholders’ equity of at least $2.5 million. The Company awaits Nasdaq’s formal confirmation that it has evidenced compliance with the Equity Rule. Furthermore, if deemed compliant, Nasdaq will continue to monitor the Company to ensure its ongoing compliance with the Equity Rule and, if at the time of filing of the Company’s next periodic financial statements that covers the period following the closing of the Private Placement, the Company does not evidence compliance with the Equity Rule, the Company may be subject to delisting from Nasdaq.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q or in the documents incorporated by reference herein may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that involve substantial risks and uncertainties. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements included or incorporated by reference in this report or our other filings with the SEC include, but are not necessarily limited to, those relating to uncertainties relating to:

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

On September 13, 2023, we entered into a Securities Purchase Agreement (the “Sire Purchase Agreement”) with Sire, pursuant to which we issued 950,000 shares of Series AA Preferred Stock to Sire at a price of $10.00 per share, for an aggregate purchase price of $9,500,000. The purchase price consists of (i) $5 million in cash at closing and (ii) $4.5 million in the form of a promissory note from Sire, personally guaranteed by a principal of Sire, due and payable on September 23, 2023, which was fully repaid on that date. The terms, rights, obligations and preferences of the Series AA Preferred Stock are set forth in a Certificate of Designations, Preferences and Rights of Series AA Preferred Stock of Titan (the “Certificate of Designations”), filed with the Secretary of State of the State of Delaware on September 13, 2023. Pursuant to the Sire Purchase Agreement, David Lazar and Peter Chasey submitted their resignations from our Board of Directors. On October 12, 2023, Brynner Chiam and Seow Gim Shen were elected to our Board of Directors, and Seow Gim Shen was appointed as Chairman.

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

On August 19, 2024, we entered into a Merger and Contribution and Share Exchange Agreement (the “Merger Agreement”) regarding a business combination with TalenTec Sdn. Bhd. (formerly known as KE Sdn. Bhd.) (“TalenTec”). The Merger Agreement was approved by our Board of Directors. If the Merger Agreement is approved by our stockholders and the stockholders of TalenTec (and the other closing conditions are satisfied or waived in accordance with the Merger Agreement), and upon consummation of the transactions contemplated by the Merger Agreement (the “Merger Closing”), the Company will be combined with TalenTec in a “reverse merger” transaction consisting of two steps:

1.	TTNP Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of Black Titan Corporation (formerly known as BSKE Ltd.) (“Black Titan”), a Cayman Islands exempted company, will merge with and into Titan (the “Merger”); the separate existence of Merger Sub will cease; and Titan will be the surviving corporation of the Merger and a direct wholly owned subsidiary of Black Titan.

2.	Within five business days after the proxy statement/prospectus relating to the proposed transaction becomes effective, shareholders of TalenTec may elect to enter into a share exchange agreement (the “Share Exchange Agreement”) with Titan and Black Titan, pursuant to which, immediately following the Merger, each TalenTec shareholder entering into the Share Exchange Agreement will contribute and exchange all of his TalenTec shares in exchange for ordinary shares of Black Titan. The Company may terminate the Merger Agreement if fewer than all TalenTec shareholders enter into the Share Exchange Agreement within the specified period.

Completion of the Merger is subject to the approval of the Merger by our stockholders and the issuance of shares related to the Merger, approval of the listing by Nasdaq of Black Titan on the Nasdaq Capital Market, post-Merger, and satisfaction or waiver of other customary conditions set forth in the Merger Agreement. Accordingly, there can be no assurance that the proposed Merger will be consummated. The Company has been working diligently with TalenTec and Black Titan to prepare a joint proxy statement/prospectus in respect of the Merger, which was initially filed by Black Titan confidentially with the SEC on October 2, 2024. An amendment filing was subsequently made on February 13, 2025 for purposes of addressing comments received from the SEC.

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

On December 2, 2024, our Board of Directors appointed Mr. Chay Weei Jye as Chief Executive Officer, effective December 2, 2024. On March 20, 2025, we entered into an Employment Agreement with Chay Weei Jye, our Chief Executive Officer (the “Chay Agreement”), pursuant to which Mr. Chay will continue to serve as our Chief Executive Officer. Pursuant to the terms of the Chay Agreement, Mr. Chay will be paid a base salary of $60,000 per year and will participate in the Company’s equity incentive plan. Mr. Chay will be eligible to receive an annual bonus, with a target of fifty percent (50%) of his base salary.

On March 26, 2025, we received a notice (the “Notice”) from the Listing Qualifications staff of Nasdaq notifying the Company that our stockholders’ equity as reported in our 2024 10-K, did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market, which requires that a listed company’s stockholders’ equity be at least $2,500,000 (the “Equity Rule”). In our 2024 10-K, we reported stockholders’ equity of $2,440,000, and, as a result, did not satisfy the Equity Rule.

The Notice had no immediate effect on our listing on the Nasdaq Capital Market. In accordance with Nasdaq rules, the Company has 45 calendar days from the date of the Notice to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1). We intend to submit a compliance plan within 45 days of the date of the Notice and will evaluate available options to resolve the deficiency and regain compliance. If our compliance plan is accepted, we may be granted up to 180 calendar days from March 26, 2025 to evidence compliance. As a result of the completion of our Private Placement transaction with Blue Harbour Asset Management L.L.C-FZ on April 11, 2025, the Company believes it has stockholders’ equity of at least $2.5 million. The Company awaits Nasdaq’s formal confirmation that it has evidenced compliance with the Equity Rule. Furthermore, if deemed compliant, Nasdaq will continue to monitor the Company to ensure its ongoing compliance with the Equity Rule and, if at the time of filing of the Company’s next periodic financial statements that covers the period following the closing of the Private Placement, the Company does not evidence compliance with the Equity Rule, the Company may be subject to delisting from Nasdaq.

On March 27, 2025, our Board appointed Gabriel Loh as an independent director of the Company. The Board determined that Mr. Loh is “independent” as defined under the relevant rules of the SEC and The Nasdaq Stock Market and appointed him to serve as a member of the Audit Committee.

Recent Accounting Pronouncements

See Note 1 to our financial statements included in our 2024 10-K for information on recent accounting pronouncements.

Results of Operations for the Three Months ended March 31, 2025 and March 31, 2024

Operating Expenses

	Three Months Ended March 31,
(in thousands of U.S. dollars)	2025	2024	Change
Operating expenses:
General and administrative	$534	$1,063	$(529)
Total operating expenses	$534	$1,063	$(529)

The decrease in general and administrative expenses for the three months ended March 31, 2025 was primarily related to decreases in personnel-related expenses.

Other Income (Expense), Net

	Three Months Ended March 31,
(in thousands of U.S. dollars)	2025	2024	Change
Other income (expense), net:
Interest income, net	$-	$1	$(1)
Other income (expense), net	(29)	2	(31)
Other income (expense), net	$(29)	$3	$(32)

The decrease in other income (expense), net for the three months ended March 31, 2025 was primarily due to an increase in other expenses due to higher franchise taxes.

Net Loss and Net Loss per Share

Our net loss from operations for the three-month period ended March 31, 2025 was approximately $0.6 million, or approximately $0.62 per share, compared to our net loss from operations of approximately $1.0 million, or approximately $1.24 per share, for the comparable period in 2024.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, the sale of royalty rights, and government-sponsored research grants. At March 31, 2025, we had a working capital of approximately $1.9 million compared to working capital of approximately $2.4 million at December 31, 2024.

In September 2023, we entered into a purchase agreement with Sire, pursuant to which we agreed to issue 950,000 shares of our Series AA Convertible Preferred Stock at a price of $10.00 per share, for an aggregate purchase price of $9.5 million. The purchase price consisted of (i) $5.0 million in cash at closing and (ii) $4.5 million in the form of a promissory note from Sire which was paid in September 2023. The net cash proceeds from this transaction were approximately $9.5 million.

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

At March 31, 2025, we had cash of approximately $1.9 million, which we believe is sufficient to fund our planned operations through the second quarter of 2025. We are exploring several financing and strategic alternatives; however, there can be no assurance that our efforts will be successful.

In April 2025, we completed the Private Placement transaction with Blue Harbour, pursuant to which we agreed to issue 100,000 shares of our Series B Convertible Preferred Stock at a price of $10.00 per share, for an aggregate purchase price of $1.0 million.

Sources and Uses of Cash

	Three months Ended March 31,
(in thousands of U.S. dollars)	2025	2024
Net cash used in operating activities	$(867)	$(613)
Net cash used in financing activities	(19)	-
Net decrease in cash	$(886)	$(613)

Net cash used in operating activities for the three months ended March 31, 2025 consisted primarily of our net loss of approximately $0.6 million, and approximately $0.3 million related to net changes in operating assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2024 consisted primarily of our net loss of approximately $1.0 million, offset by approximately $0.4 million related to net changes in operating assets and liabilities. Uses of cash in operating activities were primarily to general and administrative expenses. Net cash used in financing activities for the three months ended March 31, 2025 consisted of expenses paid on behalf of a related party.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in our 2024 10-K have not materially changed.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: Our principal executive and financial officers reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were not effective for the timely provision of material information relating to the Company, as required to be disclosed in the reports we file under the Exchange Act due to the identification of a material weakness in internal control over financial reporting described below.

Notwithstanding the conclusion by principal executive and financial officers that the disclosure controls and procedures as of March 31, 2025 and December 31, 2024 were not effective and the material weakness identified in internal controls over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States (US GAAP).

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management overrides. Due to such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design safeguards into the process to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for Titan.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of Titan’s internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2025.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2024 10-K are not the only risks facing our company. Except as noted below, the risks and uncertainties described in “Item 1A – Risk Factors” have not materially changed. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

On March 26, 2025, we received a notice (the “Notice”) from the Listing Qualifications staff of Nasdaq notifying the Company that our stockholders’ equity as reported in our Annual Report on Form 10-K for the period ended December 31, 2024 (“2024 10-K”) did not satisfy the stockholders’ equity continued listing requirement under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market, which requires that a listed company’s stockholders’ equity be at least $2,500,000 (the “Equity Rule”). In our 2024 10-K, we reported stockholders’ equity of $2,440,000, and, as a result, did not satisfy the Equity Rule.

The Notice had no immediate effect on our listing on the Nasdaq Capital Market. In accordance with Nasdaq rules, the Company has 45 calendar days from the date of the Notice to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1). We intend to submit a compliance plan within 45 days of the date of the Notice and will evaluate available options to resolve the deficiency and regain compliance. If our compliance plan is accepted, we may be granted up to 180 calendar days from March 26, 2025 to evidence compliance. As a result of the completion of our Private Placement transaction with Blue Harbour Asset Management L.L.C-FZ on April 11, 2025, the Company believes it has stockholders’ equity of at least $2.5 million. The Company awaits Nasdaq’s formal confirmation that it has evidenced compliance with the Equity Rule. Furthermore, if deemed compliant, Nasdaq will continue to monitor the Company to ensure its ongoing compliance with the Equity Rule and, if at the time of filing of the Company’s next periodic financial statements that covers the period following the closing of the Private Placement, the Company does not evidence compliance with the Equity Rule, the Company may be subject to delisting from Nasdaq.

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

The issuance of common stock was made pursuant to the exemption from the registration requirements of the Securities Act, provided by Section 3(a)(9) of the Securities Act.

In April 2025, we completed the Private Placement transaction with Blue Harbour, pursuant to which we agreed to issue 100,000 shares of our Series B Convertible Preferred Stock at a price of $10.00 per share, for an aggregate purchase price of $1.0 million. The shares sold in the Private Placement do not involve a public offering and have not been registered under the Securities Act, in reliance on Regulation S thereunder.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended March 31, 2024, as such terms are defined under Item 408(a) or Regulation S-K.

Item 6. Exhibits

(b)	Exhibits

No	Description
4.1	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 1, 2025).
10.1	Form of Securities Purchase Agreement, dated as of March 29, 2025, by and among the Company and Blue Harbour Asset Management L.L.C-FZ. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 1, 2025).
10.2	Form of Registration Rights Agreement, dated as of March 29, 2025, by and among the Company and Blue Harbour Asset Management L.L.C-FZ. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 1, 2025).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: May 14, 2025	By:	/s/ Chay Weei Jye
	Name:	Chay Weei Jye
	Title:	Chief Executive Officer
(Principal Executive Officer)