Form 10-Q
period 2025-06-30
TITAN PHARMACEUTICALS INC
filed 2025-08-14
CIK 910267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	TTNP	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2025
Common Stock, par value $0.001	1,330,234

Titan Pharmaceuticals, Inc.

i

Part I. Financial Information

Item 1. Financial Statements

TITAN PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands of U.S. dollars, except share and per share data)

	June 30,	December 31,
	2025	2024
	(unaudited)	(Note 1)
Assets
Current assets:
Cash	$2,803	$2,831
Related party receivable	143	62
Prepaid expenses and other current assets	105	30
Total current assets	3,051	2,923
Total assets	$3,051	$2,923

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$219	$202
Other accrued liabilities	44	281
Total current liabilities	263	483
Total liabilities	263	483

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, at amounts paid in, $0.001 par value per share; 5,000,000 shares authorized, 890,345 and 950,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	1	1
Common stock, at amounts paid in, $0.001 par value per share; 225,000,000 shares authorized, 1,330,234 and 914,234 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	1	1
Additional paid-in capital	400,574	398,974
Accumulated deficit	(397,788)	(396,536)
Total stockholders’ equity	2,788	2,440
Total liabilities and stockholders’ equity	$3,051	$2,923

See accompanying notes to condensed financial statements.

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except per share amount)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating expenses:
General and administrative	$657	$2,074	$1,190	$3,137
Total operating expenses	657	2,074	1,190	3,137
Loss from operations	(657)	(2,074)	(1,190)	(3,137)
Other income (expense):
Interest income	-	-	-	1
Other expense	(32)	(19)	(62)	(17)
Other expense, net	(32)	(19)	(62)	(16)
Net loss	$(689)	$(2,093)	$(1,252)	$(3,153)

Basic and diluted net loss per common share	$(0.65)	$(2.29)	$(1.26)	$(3.57)
Weighted average shares used in computing basic and diluted net loss per common share	1,065	914	990	884

See accompanying notes to condensed financial statements.

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands of U.S. dollars and share amounts)

(unaudited)

Six Months Ended June 30, 2025

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2024	950	$1	914	$1	$398,974	$(396,536)	$2,440
Net loss	-	-	-	-	-	(563)	(563)
Balances at March 31, 2025	950	$1	914	$1	$398,974	$(397,099)	$1,877
Net loss	-	-	-	-	-	(689)	(689)
Issuance of preferred stock	160	-	-	-	1,600	-	1,600
Issuance of common stock upon conversion of preferred stock	(220)	-	416	-	-	-	-
Balances at June 30, 2025	890	$1	1,330	$1	$400,574	$(397,788)	$2,788

Six Months Ended June 30, 2024

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2023	950	$1	782	$1	$398,470	$(391,830)	$6,642
Net loss	-	-	-	-	-	(1,060)	(1,060)
Issuance of common stock upon conversion of note payable	-	-	54	-	504	-	504
Fractional shares issued due to reverse stock split	-	-	78	-	1	-	1
Balances at March 31, 2024	950	$1	914	$1	$398,975	$(392,890)	$6,087
Net loss	-	-	-	-	-	(2,093)	(2,093)
Balances at June 30, 2024	950	$1	914	$1	$398,975	$(394,983)	$3,994

See accompanying notes to condensed financial statements.

TITAN PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

(unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,252)	$(3,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	5
Other	-	(2)
Changes in operating assets and liabilities:
Notes receivable	-	1,000
Receivables	-	8
Prepaid expenses and other current assets	(75)	(21)
Accounts payable	16	8
Deferred grant revenue	-	(12)
Other accrued liabilities	(236)	(514)
Net cash used in operating activities	(1,547)	(2,681)

Cash flows from financing activities:
Payments on behalf of related party	(81)	-
Proceeds from issuance of preferred stock	1,600	-
Net cash provided by financing activities	1,519	-

Net decrease in cash	(28)	(2,681)
Cash at beginning of period	2,831	6,773
Cash at end of period	$2,803	$4,092

Supplemental cash flow information:
Interest paid	$-	$13
Supplemental non-cash flow information:
Note payable to related party converted to common stock	$-	$500
Issuance of common stock upon conversion of preferred stock	$2,196	-
Accrued interest net of tax converted to common stock	$-	$5
Disposal of fully depreciated property and equipment	$-	$711

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

Seow Gim Shen, who served as our Chairman of the Board and Chief Executive Officer, was previously the holder of 47.4% of the outstanding shares of TalenTec. In addition, Mr. Seow was previously the sole stockholder of Sire which is the holder of Series AA Preferred Stock. Mr. Seow subsequently sold all of his TalenTec shares to Danny Vincent Dass and sold all of his Sire shares to Jeffrey Chung. Upon completion of the Merger, the existing security holders of TalenTec and Titan (excluding Sire and current Titan directors and officers) expect to own approximately 79.89% and 20.11%, respectively, of the outstanding shares of the combined company. Such ownership percentages could be subject to proportional dilution for any required financing in connection with the Merger Closing.

Completion of the Merger is subject to the approval of the Merger by our stockholders and the issuance of shares related to the Merger, approval of the listing by Nasdaq of Black Titan on the Nasdaq Capital Market, post-Merger, and satisfaction or waiver of other customary conditions set forth in the Merger Agreement. Accordingly, there can be no assurance that the proposed Merger will be consummated. The Company has been working diligently with TalenTec and Black Titan to prepare a joint proxy statement/prospectus in respect of the Merger, which was initially filed by Black Titan confidentially with the Securities and Exchange Commission (the “SEC”) on October 2, 2024. Subsequent amendment filings were made on February 13, 2025 and April 24, 2025 for purposes of addressing comments received from the SEC. The parties publicly filed an amended joint proxy/registration statement on June 2, 2025 (the “Form F-4”). On July 21, 2025, the SEC declared the Form F-4 effective. Subsequently, on July 22, 2025, we filed a definitive proxy statement on Schedule 14A in respect of a special meeting of our stockholders, scheduled to be conducted on August 26, 2025 at 9:00 a.m. for purposes of approving the Merger.

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

The Notice had no immediate effect on our listing on the Nasdaq Capital Market. In accordance with Nasdaq rules, the Company has 45 calendar days from the date of the Notice to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1). We intend to submit a compliance plan within 45 days of the date of the Notice and will evaluate available options to resolve the deficiency and regain compliance. If our compliance plan is accepted, we may be granted up to 180 calendar days from March 26, 2025 to evidence compliance. As a result of the completion of our private placement transaction with Blue Harbour Asset Management L.L.C-FZ (“Blue Harbour”) on April 11, 2025, pursuant to which we issued 100,000 shares of Series B Preferred Stock to Blue Harbour at a price of $10.00 per share, for an aggregate purchase price of $1,000,000, the Company believes it has stockholders’ equity of at least $2.5 million.

Further, on June 24, 2025, we completed an additional private placement with Blue Harbour, pursuant to which we issued 60,000 shares of Series C Convertible Preferred Stock, par value $0.001 per share, to Blue Harbour at a price of $10.00 per share, for an aggregate purchase price of $600,000, as further described below.

The Company awaits Nasdaq’s formal confirmation that it has evidenced compliance with the Equity Rule. Furthermore, if deemed compliant, Nasdaq will continue to monitor the Company to ensure its ongoing compliance with the Equity Rule and, if at the time of filing of the Company’s next periodic financial statements that covers the period following the closing of the private placements, the Company does not evidence compliance with the Equity Rule, the Company may be subject to delisting from Nasdaq. See Note 9. Subsequent Events.

As previously disclosed, on January 3, 2025, we received a notice from the Nasdaq Listing Qualifications Staff that we were in noncompliance with Listing Rule 5620 as a result of our failure to hold an annual shareholder meeting within twelve months of the December 31, 2023 fiscal year end. The Company has since submitted a plan to regain compliance. We conducted our 2025 Annual Meeting of Stockholders on June 16, 2025. On June 20, 2025, we received a notice from Nasdaq that we had regained compliance with the annual meeting requirement for continued listing on Nasdaq set forth in Listing Rule 5620.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any future interim periods.

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

As of June 30, 2025, we had cash of approximately $2.8 million, which we believe is sufficient to fund our planned operations through the second quarter of 2026. We are exploring several financing and strategic alternatives; however, there can be no assurance that our efforts will be successful.

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

Following the consummation of the Merger, the Company will be a wholly-owned subsidiary of Black Titan. Black Titan is thereafter expected to receive a $4 million private placement investment which, management believes should be sufficient to provide the combined entity with enough cash to fund operations for at least one year following the closing.

Based upon the above assessment, our efforts to reduce operating costs and expenditures, and given our existing cash, projected disbursements, and the anticipated proceeds from the private placement investment upon completion of the Merger, we concluded that, at the date of filing the financial statements in this Quarterly Report on Form 10-Q for the six months ended June 30, 2025, we had sufficient cash to fund our operations for the next 12 months without additional funds. Accordingly, the financial statements do not include adjustments that would be necessary if the going concern assumption were inappropriate.

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

All investments with original maturities of three months or less are considered to be cash equivalents. We had no cash equivalents as of June 30, 2025 and December 31, 2024.

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

We leased our office facility under an operating lease that expired in June 2024 and was not renewed. Rent expense associated with this lease was approximately $32,000 and $64,000 for the three and six months ended June 30, 2024, respectively.

Subsequent Events

We have evaluated events that occurred after June 30, 2025 and through the date that our condensed financial statements are issued. See Note 9. Subsequent Events.

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

2.	Segment Reporting – Significant Expense Disclosure

Our Chief Operating Decision Maker (CODM), the Acting Principal Financial Officer, manages our business activities as a single operating and reportable segment at the entity level. The information in our financial statements along with the quarterly forecasts and weekly disbursements are some of the regularly provided financial information our CODM receives. Accordingly, our CODM uses net loss to measure segment profit or loss, allocate resources and assess performance. In accordance with ASU 2023-07, the following significant expense categories have been identified based on the information regularly reviewed when assessing performance and allocating resources:

1.	Salaries and employee compensation and benefits – Through the second quarter of 2024, salaries and related employee compensation and benefit costs represented a significant portion of our expenses. However, as June 30, 2024, all employees were terminated, and no further salary-related expenses were incurred for the remainder of the fiscal year. In March 2025, we entered into an employment agreement with Chay Weei Jye providing for a base annual salary of $60,000.

2.	Professional fees – Primarily consists of legal fees related to corporate governance and regulatory compliance, accounting and audit fees associated with financial reporting and compliance with SEC requirements and consulting fees paid to certain contractors.

3.	Insurance expenses – Includes general liability, directors and officers (D&O) insurance, and other business-related coverage.

4.	Board of directors’ fees – Paid to directors for their service on the board and its committees.

Amounts incurred for the above-identified expenses for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of U.S. dollars)	2025	2024	2025	2024
Salaries and employee compensation benefits	$15	$1,090	$30	$1,505
Professional fees	367	328	682	724
Insurance expenses	108	124	218	247
Board of directors’ fees	39	284	79	365
Total	$529	$1,826	$1,009	$2,841

3.	Stock Plans

The following table summarizes option activity:

	Shares (in thousands)	Weighted- Average Exercise Price per share	Weighted- Average Remaining Option Term (in years)	Aggregate Intrinsic Value (in thousands of U.S. dollars)
Outstanding at December 31, 2024	79	$69.85	7.15	$-
Outstanding at June 30, 2025	79	$68.52	6.90	$-
Exercisable at June 30, 2025	79	$68.52	6.90	$-

We use the Black-Scholes-Merton option-pricing model to estimate the fair value of our stock options. There were no options granted or shares awarded during the six-month periods ended June 30, 2025 and 2024.

As of June 30, 2025, there was no unrecognized compensation expense related to non-vested stock options.

4.	Net Loss Per Share

The table below presents common shares underlying stock options and warrants that are excluded from the calculation of the weighted average number of common shares outstanding used for the calculation of diluted net loss per common share. These are excluded from the calculation due to their anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Weighted-average anti-dilutive common shares resulting from options	79	93	80	93
Weighted-average anti-dilutive common shares resulting from convertible note	-	-	-	8
Weighted-average anti-dilutive common shares resulting from convertible preferred	965	380	992	355
Weighted-average anti-dilutive common shares resulting from warrants	466	476	467	476
	1,510	949	1,539	932

5.	Commitments and Contingencies

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

Our common stock outstanding was 1,330,234 and 914,234 shares as of June 30, 2025 and December 31, 2024, respectively.

Annual Meeting

In June 2025, our stockholders approved an amendment to the 2015 Omnibus Equity Incentive plan to increase the number of authorized shares by an additional 90,000 shares.

Conversion of Series AA Preferred Stock

On May 13, 2025, we received a Notice of Conversion from Sire informing the Company that Sire desired to convert 139,882 shares of its Series AA Convertible Preferred Stock, par value $0.001 per share (the “Series AA Preferred Stock”), into shares of the Company’s common stock. As a result, on May 30, 2025, the Company issued Sire 150,087 shares of common stock. These shares were issued with a standard Rule 144 restrictive legend. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

As previously disclosed in our Current Report on Form 8-K filed with the SEC on September 19, 2023, on September 13, 2023 the Company entered into a Securities Purchase Agreement with Sire, pursuant to which the Company agreed to issue 950,000 shares of Series AA Preferred Stock to Sire at a price of $10.00 per share, for an aggregate purchase price of $9,500,000. Under the Certificate of Designations, Preferences and Rights of Series AA Convertible Preferred Stock of the Company (the “Series AA Certificate of Designations”) filed with the Secretary of State of the State of Delaware on September 13, 2023, each share of Series AA Preferred Stock is convertible, at the holder’s option at any time, into shares of the Company’s common stock at a conversion rate equal to the quotient of (i) the stated value of such share divided by (ii) the initial conversion price of $9.32 (taking into account a 1-for-20 reverse stock split effected on January 9, 2024), subject to specified adjustments as set forth in the Series AA Certificate of Designations. The Series AA Preferred Stock contains limitations that prevent Sire from acquiring the lower of either (i) the maximum percentage of common stock permissible under the rules and regulations of The Nasdaq Stock Market without first obtaining shareholder approval or (ii) 19.99% of the Company’s outstanding common stock.

Conversion of Series B Preferred Stock

On May 13, 2025, we received a Notice of Conversion from Blue Harbour informing the Company that Blue Harbour desired to convert 79,773 shares of its Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), into shares of the Company’s common stock. As a result, on May 30, 2025, the Company issued Blue Harbour 265,913 shares of common stock. These shares were issued with a standard Rule 144 restrictive legend. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

As previously disclosed in our Current Report on Form 8-K filed with the SEC on April 1, 2025, on March 29, 2025 the Company entered into a Securities Purchase Agreement with Blue Harbour, pursuant to which the Company agreed to issue 100,000 shares of Series B Preferred Stock to Blue Harbour at a price of $10.00 per share, for an aggregate purchase price of $1,000,000. Under the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of the Company (the “Series B Certificate of Designations”) filed with the Secretary of State of the State of Delaware on March 31, 2025, each share of Series B Preferred Stock is convertible, at the holder’s option at any time, into shares of the Company’s common stock at a conversion rate equal to the quotient of (i) the stated value of such share divided by (ii) the initial conversion price of $3.00, subject to specified adjustments as set forth in the Series B Certificate of Designations. The Series B Preferred Stock contains limitations that prevent Blue Harbour from acquiring the lower of either (i) the maximum percentage of common stock permissible under the rules and regulations of The Nasdaq Stock Market without first obtaining shareholder approval or (ii) 19.99% of the Company’s outstanding common stock.

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

Choong Choon Hau Note Conversion

In August 2023, we received $500,000 in funding in exchange for the issuance of a convertible promissory note for that principal amount to Choong Choon Hau (the “Hau Promissory Note”). Pursuant to the Hau Promissory Note, the principal amount accrues interest at a rate of 10% per annum and is payable monthly. All principal and accrued interest were due and payable on January 8, 2024, unless extended as provided. All or part of the Hau Promissory Note could be converted into our common stock at a conversion price of $9.32 per share from time to time following the issuance date and ending on the maturity date. In March 2024, the Hau Promissory Note, along with accrued interest of approximately $4,511, was converted into 54,132 shares of our common stock.

8.	Related Party Transactions

During the six months ended June 30, 2025 and 2024, we made payments related to legal fees of approximately $2,000, to a law firm operated by one of our Board members.

As of June 30, 2025, we had a receivable balance of approximately $143,000 from Black Titan, a related party. This includes advances of approximately $81,000 made during the six months ended June 30, 2025 and a balance of $62,000 outstanding as of December 31, 2024. This amount is expected to be repaid under standard terms.

In August 2023, we received $500,000 in funding in exchange for the issuance of the Hau Promissory Note. In March 2024, the Hau Promissory Note, along with accrued interest of approximately $4,511, was converted into 54,132 shares of our common stock (see Note 7. Stockholders’ Equity).

9.	Subsequent Events

We have evaluated events that have occurred subsequent to June 30, 2025 and through the date that the financial statements are issued. Based on this evaluation, other than as set forth below, no events have occurred that require disclosure or adjustment in the financial statements.

On July 22, 2025, we filed a definitive proxy statement on Schedule 14A in respect of a special meeting of our stockholders, scheduled to be conducted on August 26, 2025 at 9:00 a.m. for purposes of approving the Merger.

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

Completion of the Merger is subject to the approval of the Merger by our stockholders and the issuance of shares related to the Merger, approval of the listing by Nasdaq of Black Titan on the Nasdaq Capital Market, post-Merger, and satisfaction or waiver of other customary conditions set forth in the Merger Agreement. Accordingly, there can be no assurance that the proposed Merger will be consummated. The Company has been working diligently with TalenTec and Black Titan to prepare a joint proxy statement/prospectus in respect of the Merger, which was initially filed by Black Titan confidentially with the SEC on October 2, 2024. An amendment filing was subsequently made on February 13, 2025 for purposes of addressing comments received from the SEC. The parties publicly filed an amended joint proxy/registration statement on June 2, 2025 (the “Form F-4”). On July 21, 2025, the SEC declared the Form F-4 effective. Subsequently, on July 22, 2025, we filed a definitive proxy statement on Schedule 14A in respect of a special meeting of our stockholders, scheduled to be conducted on August 26, 2025 at 9:00 a.m. for purposes of approving the Merger.

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

The Notice had no immediate effect on our listing on the Nasdaq Capital Market. In accordance with Nasdaq rules, the Company has 45 calendar days from the date of the Notice to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1). We intend to submit a compliance plan within 45 days of the date of the Notice and will evaluate available options to resolve the deficiency and regain compliance. If our compliance plan is accepted, we may be granted up to 180 calendar days from March 26, 2025 to evidence compliance. As a result of the completion of our private placement transaction with Blue Harbour on April 11, 2025, pursuant to which we issued 100,000 shares of Series B Preferred Stock to Blue Harbour at a price of $10.00 per share, for an aggregate purchase price of $1,000,000, the Company believes it has stockholders’ equity of at least $2.5 million.

Further, on June 24, 2025, we completed an additional private placement with Blue Harbour, pursuant to which we issued 60,000 shares of Series C Convertible Preferred Stock at a price of $10.00 per share, to Blue Harbour for an aggregate purchase price of $600,000.

The Company awaits Nasdaq’s formal confirmation that it has evidenced compliance with the Equity Rule. Furthermore, if deemed compliant, Nasdaq will continue to monitor the Company to ensure its ongoing compliance with the Equity Rule and, if at the time of filing of the Company’s next periodic financial statements that covers the period following the closing of the private placements, the Company does not evidence compliance with the Equity Rule, the Company may be subject to delisting from Nasdaq.

As previously disclosed, on January 3, 2025, we received a notice from the Nasdaq Listing Qualifications Staff that we were in noncompliance with Listing Rule 5620 as a result of our failure to hold an annual shareholder meeting within twelve months of the December 31, 2023 fiscal year end. The Company has since submitted a plan to regain compliance. We conducted our 2025 Annual Meeting of Stockholders on June 16, 2025. On June 20, 2025, we received a notice from Nasdaq that we had regained compliance with the annual meeting requirement for continued listing on Nasdaq set forth in Listing Rule 5620.

Recent Accounting Pronouncements

See Note 1 to our financial statements included in our 2024 10-K for information on recent accounting pronouncements.

Results of Operations for the Three and Six Months ended June 30, 2025 and June 30, 2024

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands of U.S. dollars)	2025	2024	Change	2025	2024	Change
Operating expenses:
General and administrative	$657	$2,074	$(1,417)	$1,190	$3,137	$(1,947)
Total operating expenses	$657	$2,074	$(1,417)	$1,190	$3,137	$(1,947)

The decrease in general and administrative expenses for the three and six months ended June 30, 2025 was primarily related to decreases in personnel-related expenses.

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands of U.S. dollars)	2025	2024	Change	2025	2024	Change
Other income (expense):
Interest income	$-	$-	$-	$-	$1	$(1)
Other expense, net	(32)	(19)	(13)	(62)	(17)	(45)
Other expense, net	$(32)	$(19)	$(13)	$(62)	$(16)	$(46)

The decrease in other income (expense), net for the three and six months ended June 30, 2025 was primarily due to an increase in other expenses due to higher franchise taxes.

Net Loss and Net Loss per Share

Our net loss from operations for the three-month period ended June 30, 2025 was approximately $0.7 million, or approximately $0.65 per share, compared to our net loss from operations of approximately $2.1 million, or approximately $2.29 per share, for the comparable period in 2024. Our net loss from operations for the six-month period ended June 30, 2025 was approximately $1.3 million, or approximately $1.26 per share, compared to our net loss from operations of approximately $3.2 million, or approximately $3.57 per share, for the comparable period in 2024.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the sale of our securities and the issuance of debt, as well as with proceeds from warrant and option exercises, corporate licensing and collaborative agreements, the sale of royalty rights, and government-sponsored research grants. At June 30, 2025, we had a working capital of approximately $2.8 million compared to working capital of approximately $2.4 million at December 31, 2024.

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

At June 30, 2025, we had cash of approximately $2.8 million, which we believe is sufficient to fund our planned operations through the second quarter of 2026. We are exploring several financing and strategic alternatives; however, there can be no assurance that our efforts will be successful.

In April 2025, we completed the private placement transaction with Blue Harbour, pursuant to which we agreed to issue 100,000 shares of our Series B Convertible Preferred Stock at a price of $10.00 per share, for an aggregate purchase price of $1.0 million. In June 2025, we completed an additional private placement with Blue Harbour, pursuant to which we issued 60,000 shares of Series C Convertible Preferred Stock at a price of $10.00 per share, for an aggregate purchase price of $600,000, as further described below.

Sources and Uses of Cash

	Six months Ended June 30,
(in thousands of U.S. dollars)	2025	2024
Net cash used in operating activities	$(1,547)	$(2,681)
Net cash provided by financing activities	1,519	-
Net decrease in cash	$(28)	$(2,681)

Net cash used in operating activities for the six months ended June 30, 2025 consisted primarily of our net loss of approximately $1.3 million, and approximately $0.3 million related to net changes in operating assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2024 consisted primarily of our net loss of approximately $3.2 million, offset by approximately $0.5 million related to net changes in operating assets and liabilities. Uses of cash in operating activities were primarily to general and administrative expenses. Net cash provided by financing activities for the six months ended June 30, 2025 consisted primarily of proceeds from the issuance of preferred stock.

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

Notwithstanding the conclusion by principal executive and financial officers that the disclosure controls and procedures as of June 30, 2025 and December 31, 2024 were not effective and the material weakness identified in internal controls over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States (US GAAP).

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of Titan’s internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2025.

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

The Notice had no immediate effect on our listing on the Nasdaq Capital Market. In accordance with Nasdaq rules, the Company has 45 calendar days from the date of the Notice to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1). We intend to submit a compliance plan within 45 days of the date of the Notice and will evaluate available options to resolve the deficiency and regain compliance. If our compliance plan is accepted, we may be granted up to 180 calendar days from March 26, 2025 to evidence compliance. As a result of the completion of our private placement transaction with Blue Harbour on April 11, 2025, pursuant to which we issued 100,000 shares of Series B Preferred Stock to Blue Harbour at a price of $10.00 per share, for an aggregate purchase price of $1,000,000 the Company believes it has stockholders’ equity of at least $2.5 million.

Further, on June 24, 2025, we completed an additional private placement with Blue Harbour, pursuant to which we issued 60,000 shares of Series C Convertible Preferred Stock at a price of $10.00 per share, to Blue Harbour for an aggregate purchase price of $600,000.

The Company awaits Nasdaq’s formal confirmation that it has evidenced compliance with the Equity Rule. Furthermore, if deemed compliant, Nasdaq will continue to monitor the Company to ensure its ongoing compliance with the Equity Rule and, if at the time of filing of the Company’s next periodic financial statements that covers the period following the closing of the private placements, the Company does not evidence compliance with the Equity Rule, the Company may be subject to delisting from Nasdaq.

As previously disclosed, on January 3, 2025, we received a notice from the Nasdaq Listing Qualifications Staff that we were in noncompliance with Listing Rule 5620 as a result of our failure to hold an annual shareholder meeting within twelve months of the December 31, 2023 fiscal year end. The Company has since submitted a plan to regain compliance. We conducted our 2025 Annual Meeting of Stockholders on June 16, 2025. On June 20, 2025, we received a notice from Nasdaq that we had regained compliance with the annual meeting requirement for continued listing on Nasdaq set forth in Listing Rule 5620.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2023, we received $500,000 in funding in exchange for the issuance of a convertible promissory note for that principal amount to Choong Choon Hau (the “Hau Promissory Note”). Pursuant to the Hau Promissory Note, the principal amount accrues interest at a rate of 10% per annum and is payable monthly. All principal and accrued interest were due and payable on January 8, 2024, unless extended as provided. All or part of the Hau Promissory Note could be converted into our common stock at a conversion price of $9.32 per share from time to time following the issuance date and ending on the maturity date.

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

In April 2025, we completed the private placement transaction with Blue Harbour, pursuant to which we agreed to issue 100,000 shares of our Series B Convertible Preferred Stock at a price of $10.00 per share, for an aggregate purchase price of $1.0 million. The shares sold in this private placement do not involve a public offering and have not been registered under the Securities Act, in reliance on Regulation S thereunder.

Further, on June 24, 2025, we completed an additional private placement with Blue Harbour, pursuant to which we issued 60,000 shares of Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), to Blue Harbour at a price of $10.00 per share, for an aggregate purchase price of $600,000. The terms, rights, obligations and preferences of the Series C Preferred Stock are set forth in a Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company (the “Series C Certificate of Designations”), filed with the Secretary of State of the State of Delaware on June 24, 2025.

Under the Series C Certificate of Designations, each share of Series C Preferred Stock will be convertible, at the holder’s option at any time, into shares of our common stock at a conversion rate equal to the quotient of (i) the stated value of such share divided by (ii) the initial conversion price of $3.40, subject to specified adjustments as set forth in the Series C Certificate of Designations. Based on the initial conversion rate, approximately 176,471 shares of our common stock would be issuable upon conversion of all the shares of Series C Preferred Stock, when issued, assuming the absence of in-kind dividends. The Series C Preferred Stock will contain limitations that prevent Blue Harbour from acquiring the lower of either (i) the maximum percentage of common stock permissible under the rules and regulations of Nasdaq without first obtaining shareholder approval or (ii) 19.99% of our outstanding common stock.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the six months ended June 30, 2025, as such terms are defined under Item 408(a) or Regulation S-K.

Item 6. Exhibits

(b)	Exhibits

No	Description
4.1	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2025).
10.1	Form of Securities Purchase Agreement, dated as of June 24, 2025, by and among the Company and Blue Harbour Asset Management L.L.C-FZ. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2025).
10.2	Form of Registration Rights Agreement, dated as of June 24, 2025, by and among the Company and Blue Harbour Asset Management L.L.C-FZ. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2025).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITAN PHARMACEUTICALS, INC.

Dated: August 14, 2025	By:	/s/ Chay Weei Jye
	Name:	Chay Weei Jye
	Title:	Chief Executive Officer
(Principal Executive Officer)